Form 10QSB
period 1997-03-31
NEXMED INC
filed 1997-05-15
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

|_| Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ____________

                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                              87-0449967
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

                     6087 Triangle Drive, Commerce, CA 90040
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (213) 890-0881
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_|  No |X| (this is the first report required to be filed)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 12, 1997, 6,160,098 shares of common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes |_|  No |X|

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  NexMed, Inc.
                          (A development stage company)
                      Condensed Consolidated Balance Sheets

                                                            March 31,
                                                              1997       December 31,
                                                           (unaudited)      1996
                                                           -----------   -----------
Assets
Current assets:
    Cash and cash equivalents                              $ 1,801,916   $   194,577
    Prepaid expenses and other assets                           11,250        30,000
                                                           -----------   -----------
       Total current assets                                  1,813,166       224,577
Furniture and equipment, net                                   132,184        84,902
Advance to Joint Venture                                       300,000       300,000
                                                           -----------   -----------
       Total assets                                        $ 2,245,350   $   609,479
                                                           ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
    Notes payable                                          $   100,000   $    50,000
    Accounts payable and accrued expenses                       16,802        91,406
                                                           -----------   -----------
       Total current liabilities                               116,802       141,406
                                                           -----------   -----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding              --            --
    Common stock, $.001 par value, 40,000,000
      shares authorized, 6,160,098 and 5,071,348 issued
      and outstanding, respectively                              6,160         5,071
    Additional paid-in capital                               7,066,263     4,847,032
    Accumulated deficit                                     (4,835,526)   (4,323,968)
                                                           -----------   -----------
                                                             2,236,897       528,135
    Less: deferred compensation                               (108,349)      (60,062)
                                                           -----------   -----------
       Total stockholders' equity                            2,128,548       468,073
                                                           -----------   -----------
       Total liabilities and stockholders' equity          $ 2,245,350   $   609,479
                                                           ===========   ===========

The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
           Condensed Consolidated Statement of Operations (Unaudited)

                                                     For the three months            January 1, 1994
                                                        ended March 31,               (inception of
                                                -----------------------------       development stage)
                                                    1997             1996           to March 31, 1997
                                                    ----             ----           -----------------

Revenue                                         $    50,000       $      --            $    50,000

Operating expenses
    Selling, general and administrative             276,653           620,297            2,499,562
    Research and development                        287,428           340,300            2,160,191
                                                -----------       -----------          -----------
        Total operating expenses                    564,081           960,597            4,659,753
                                                -----------       -----------          -----------

Loss from operations                               (514,081)         (960,597)          (4,609,753)

Interest income (expense), net                        2,523            (5,700)              (3,968)
                                                -----------       -----------          -----------

    Net loss                                    $  (511,558)      $  (966,297)         $(4,613,721)
                                                ===========       ===========          ===========

Loss per common share                           $     (0.09)      $     (0.29)
                                                -----------       -----------

Weighted average common shares outstanding        5,798,298         3,284,848
                                                -----------       -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
 Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                           Common       Common      Additional                                            Total
                                           Stock        Stock         Paid-in       Accumulated       Deferred         Stockholders'
                                          (Shares)     (Amount)       Capital         Deficit       Compensation          Equity
                                         ---------      ------      ----------      -----------       -----------       -----------
Balance at inception                       296,465      $  296      $  224,865      $  (221,805)      $      --         $     3,356

Issuance of common stock                   498,508         499         697,410                                              697,909

Net loss                                      --          --              --           (719,382)             --            (719,382)
                                         ---------      ------      ----------      -----------       -----------       -----------

Balance at December 31, 1994               794,973         795         922,275         (941,187)             --             (18,117)

Issuance of common stock                 1,691,375       1,691         273,296                                              274,987

Net loss                                      --          --              --           (264,388)             --            (264,388)
                                         ---------      ------      ----------      -----------       -----------       -----------

Balance at December 31, 1995             2,486,348       2,486       1,195,571       (1,205,575)             --              (7,518)

Issuance of common stock                 2,585,000       2,585       2,559,761             --                --           2,562,346

Issuance of compensatory
   options and warrants                       --          --           426,700             --            (108,200)          318,500

Compensation expense                          --          --              --               --              48,138            48,138

Vesting of performance based
   options                                    --          --           665,000             --                --             665,000

Net loss                                      --          --              --         (3,118,393)             --          (3,118,393)
                                         ---------      ------      ----------      -----------       -----------       -----------

Balance at December 31, 1996             5,071,348       5,071       4,847,032       (4,323,968)          (60,062)          468,073

Issuance of common stock                 1,083,750       1,084       2,136,386             --                --           2,137,470

Exercise of options                          5,000           5           1,245             --                --               1,250

Issuance of compensatory
   options                                    --          --            81,600             --             (81,600)             --

Compensation expense                          --          --              --               --              33,313            33,313

Net loss                                      --          --              --           (511,558)             --            (511,558)
                                         ---------      ------      ----------      -----------       -----------       -----------

Balance at March 31, 1997                6,160,098      $6,160      $7,066,263      $(4,835,526)      $  (108,349)      $ 2,128,548
                                         =========      ======      ==========      ===========       ===========       ===========

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                              For the three months           January 1, 1994
                                                                 ended March 31,              (inception of
                                                              --------------------          development stage)
                                                             1997              1996          to March 31, 1997
                                                             ----              ----          -----------------
Cash flows from operating activities
    Net loss                                              $  (511,558)       $(966,297)        $(4,613,721)
    Adjustments to reconcile net loss to
      net cash from operating activities
       Depreciation                                             5,784             --                10,042
       Stock issued for patents and other rights                 --               --               532,775
       Non-cash compensation expense                           48,313          801,563           2,075,500
       Decrease in prepaid expenses and other assets           18,750           75,300              (9,425)
       Increase (decrease) in account payable
         and accrued expenses                                 (72,104)          31,238              19,301
                                                          -----------        ---------         -----------
           Net cash used in operating activities             (510,815)         (58,196)         (1,985,528)
                                                          -----------        ---------         -----------

Cash flow from investing activities
    Capital expenditures                                      (53,066)            --              (142,226)
    Advances to Joint Venture                                    --               --              (300,000)
                                                          -----------        ---------         -----------
           Net cash used in investing activities              (53,066)            --              (442,226)
                                                          -----------        ---------         -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                 2,094,970             --             4,101,888
    Proceeds from the exercise of options                       1,250             --                 1,250
    Issuance of notes payable                                 100,000          100,000             265,000
    Repayment of notes payable                                (25,000)         (25,500)           (140,000)
                                                          -----------        ---------         -----------
           Net cash from financing activities               2,171,220           74,500           4,228,138
                                                          -----------        ---------         -----------

Net increase in cash                                        1,607,339           16,304           1,800,384

Cash, beginning of period                                     194,577           13,359               1,532
                                                          -----------        ---------         -----------

Cash, end of period                                       $ 1,801,916        $  29,663         $ 1,801,916
                                                          ===========        =========         ===========

Non cash activity: In February 1997, a holder of a $25,000 note payable elected to convert the principal and interest due into 13,750 shares of common stock.

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto included in the NexMed, Inc. Form 10-SB/A.

2. Issuance of Common Stock

In February 1997, NexMed, Inc. (the "Company") issued 1,062,500 shares of common stock at $2 per share in a private placement. The Company received net proceeds of $2,094,970 from the issuance.

Item 2. Plan of Operation.

      NexMed, Inc. ("NexMed"), which has been in existence since 1987 and is in the development stage, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") currently intends to focus its efforts on:

            (i) topical treatment products based on a penetration enhancement technology known as NexACT(TM), which may enable the active drug to be better absorbed through the skin. The NexACT(TM) technology is designed to enhance absorption through the skin, overcoming the skin's natural barrier properties and enabling the rapid penetration of high concentrations of the active drug directly to the site of the skin or extremity at which the active drug's effect is desired, thereby resulting in improved therapeutic outcomes and reduced gastrointestinal or other systemic side effects that often accompany oral medications. The Company currently intends to direct its topical delivery system development efforts on drugs previously approved by the Food and Drug Administration ("FDA") with proven efficacy and safety profiles, with patents expiring or expired and with proven market records and potential. Currently, the primary topical treatment product under research and development by the Company is an alprostadil cream for the treatment of male erectile dysfunction (impotence). The Company has recently filed a trademark application for the alprostadil cream incorporating the NexACT(TM) enhancers under the name Alprox-TD(TM). Also under research and development are ibuprofen and ketoprofen cream formulations for sports medicine and arthritis treatment and an acyclovir anti-viral cream for the treatment of herpes simplex;

            (ii) the Viratrol(TM) device, a therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming or shortens healing time once lesions develop; and

            (iii) through the formation of a joint-venture with Asian partners, research and development, production and distribution in China and other international markets of medical and pharmaceutical products, including generic pharmaceuticals currently approved and sold in China and products incorporating new and advanced technologies. The Company is currently in negotiations with Zhongshan (ShiQi) Pharmaceutical Manufacturing Factory regarding the formation of a Chinese joint venture company to be known as NexMed (Zhongshan) Pharmaceuticals, Ltd. (the "JV").

      In 1997, the Company intends to expand its research, development and marketing activity and capability, both domestically and internationally, with regard to its proprietary pharmaceutical products, and intends to execute a business strategy with the goal of achieving a level of development and commercialization sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its products. The Company also intends to undertake the commercialization of new and off-patent products in particular international markets through strategic partners, licensees, importers and brokers. With respect to the United States, the Company intends to commence the FDA application and approval process for the Alprox-TD(TM) cream and the Viratrol(TM) herpes treatment device.

      The first step in the Company's plan for 1997 with regard to the research, development and commercialization of the Alprox-TD(TM) cream and the Viratrol(TM) device is the completion of the clinical studies currently in progress on each of the two proposed products in China. It is expected that these studies will be concluded in the second half of 1997. The Company expects that the data from such studies should permit the Company to submit an application for manufacturing and marketing approval of the Alprox-TD(TM) cream in China and other Asian and South American and other developing-world countries.

      With respect to the approval of its products in the United States, the Company plans, by the third quarter of 1997, to generate pre-clinical data necessary to file with the FDA an Investigational New Drug ("IND") application for the Alprox-TD(TM) cream and, by the end of 1997, an Investigational Device Exemption ("IDE") for the Viratrol(TM) device. In addition, the Company expects to start Phase I and II clinical studies on the Alprox-TD(TM) cream in the United States, pending FDA approval. Phase I studies assess the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied for a period of several months. The focus of Phase I is safety. If no major problems, such as toxicity, are discovered in Phase I, the next step is a Phase II study in which the drug's efficacy is determined by means of its administration to subjects who have the condition the drug is intended to treat. Researchers then assess whether the drug has a favorable effect on the condition and also begin to identify the correct dosage level (dose ranging). Phase II involves the study of up to several hundred subjects for several months to two years. The focus of Phase II is effectiveness with short-term safety.

      As part of the Company's strategy for developing, protecting and marketing its technology, the Company intends during 1997 to file additional patent applications with respect to its products and hopes to secure at least one U.S. and two international strategic partners for the Viratrol(TM) device and/or products incorporating NexACT(TM) technology. Furthermore, the Company, through its wholly-owned subsidiary, NexMed International Limited ("NexMed International"), a British Virgin Islands company based in Hong Kong, anticipates finalizing the JV agreement and establishing the proposed JV, subject to approval from Chinese regulatory authorities. The JV, if formed, is expected to have the rights to market certain generic drugs and Chinese herbal products approved for sale in China and other countries, in which case the Company, through NexMed International, plans to establish an international generic drug and health-product trading business.

      Concurrently with the foregoing marketing efforts, the Company plans to expand its laboratory research capability by commencing the funding and operation of new biosciences laboratories in Fort Worth, Texas, in collaboration with the University of North Texas Health Science Center, at which Robert W. Gracy, Ph.D., one of the Company's Directors and a member of the Company's Scientific Advisory Committee, and S. Dan Dimitrijevich, Ph.D., also a Scientific Advisory Committee member, are faculty members.

      As a result of the closings of two private placements in February 1997, in which the Company has received net proceeds of $2,094,970, management believes that the Company has sufficient cash to sustain its current day-to-day operations for the next 12 months, including operations at the headquarters office in Los Angeles, its topical formulation development laboratories in Lawrence, Kansas, NexMed International's Hong Kong office and proposed new biosciences laboratories in Fort Worth, Texas. The Company believes that it has adequate funding to complete any additional pre-clinical studies required for the filing of an IND application with the FDA for the Alprox-TD(TM) cream in order to initiate clinical studies for the proposed product in the U.S.

      NexMed International expects to enter into licensing agreements and receive certain licensing payments from international licensing partners during the upcoming 12 months. In January 1997, the Company, through NexMed International, entered into a license agreement with Lotus Medical Supply, Inc. ("Lotus"), a Taiwanese company (the "Lotus License Agreement"), whereby Lotus secured certain exclusive rights in Taiwan to make use of and sell products which incorporate the Company's penetration enhancement technology or other know-how regarding absorption of alprostadil. Lotus has the obligation to seek regulatory approval in Taiwan and to conduct all research and testing required to be performed for the purpose of obtaining such regulatory approval. In February 1997, NexMed International received a licensing fee payment in connection with the signing of the Lotus License Agreement, and in the future, additional minimum payments and royalties will be due if certain milestones with regard to the regulatory approval process are reached, of which there can be no assurance. Most of the development expenses incurred in Taiwan will be paid for by Lotus, and the Company expects that it will need to spend only a small amount for research and development in Taiwan on alprostadil. In addition, since November 1996, the Company has received inquiries from pharmaceutical companies worldwide regarding the licensing of its products, which the Company believes may lead to the conclusion of additional licensing agreements in the coming 12 months and the receipt of additional licensing fees.

      The Company has also received inquiries from major pharmaceutical companies regarding the work of the topical formulation development laboratories in Lawrence, Kansas, including requests regarding the utilization of the Company's patented NexACT(TM) penetration enhancement technology and the co-development of proprietary new drugs that have absorption or penetration difficulties. The Company believes that such inquiries could lead to the receipt of contract development fees from certain of these potential client companies within the next 12 months.

      The Company expects to spend no more than $200,000 for the Biosciences laboratories in Fort Worth, Texas within the next 12 months. The Company intends to establish the laboratories as part of a special small-company incubator program sponsored by the city of Fort Worth. For the first 24 months of operation, companies participating in this program would expect to receive minimum payments toward overhead expenses for their operations. The Company also plans to apply for grants from local and state governments.

      Although management believes that the Company has adequate resources for day-to-day operations for the next 12 months, the Company has incurred cumulative net operating losses of $4,613,721 since its inception as a medical and pharmaceutical technology company in 1994 and expects to incur substantial additional losses in completing the research, development and commercialization of its technologies. Accordingly, the Company will require additional funding to reach certain goals. Assuming the acceptance of the proposed IND application by the FDA later in 1997, the Company would need to raise an additional $4 million in order to initiate the proposed Phase I and II studies on the Alprox-TD(TM) cream in the U.S. In addition, if the outcome of the clinical studies conducted in China on the Viratrol(TM) device is satisfactory, the Company would expect, upon filing of the IDE, to begin clinical studies in the United States this year at a projected budget of $500,000. Furthermore, of the $8 million anticipated to be contributed by the Company in connection with the new JV Agreement, it is anticipated that $4.8 million, including $2 million for the first payment, would have to be paid over the first 12 months following receipt of necessary governmental approvals, with the balance payable in the 24 months thereafter. Finally, as previously discussed, the Company intends to work with marketing and distribution companies in Asia, the Middle East, South America and other regions to market new and off-patent pharmaceutical products at a proposed budget of $500,000. In order to meet the aforementioned additional funding requirements for the next 12 months, the Company will need to raise $10 million, which it will seek to do through a private placement in the third quarter of 1997.

      The Company does not expect to acquire any significant or expensive large-scale equipment or instruments within the coming 12 months. The Company believes that the renovation work proposed for the JV plant in China in order to upgrade certain of its operations to U.S. Good Manufacturing Practices ("GMP") standards will be covered by a proposed $2 million loan from local Chinese banks.

      Over the next 12 months, the Company expects to increase the current number of employees in its U.S. operations from 10 to approximately 20. It is expected that most of the new employees will be middle-management and laboratory scientists and that the additional cost which the Company expects to incur over the next 12 months with regard to salary and benefits will be approximately $200,000. The Company believes that the increase in the number of employees should not significantly affect cash needs.

      The Company's operations are subject to numerous risks associated with the establishment and development of products based upon innovative or novel technologies. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly founded businesses. Some of these unanticipated problems may include development, regulatory, manufacturing, distribution and marketing difficulties that may be beyond the Company's financial or technical abilities to resolve satisfactorily.

      This report contains forward-looking information, including statements regarding the Company's plans, objectives, expectations and intentions. All forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results and experience to differ materially from such projections. Reference should be made to the Company's filing on Form 10-SB/A with the Securities and Exchange Commission and, in particular, the sections entitled "Description of Business" and "Plan of Operation."

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

                 11.1   Statement re: Computation of Per Share Earnings

                   27   Financial Data Schedule

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 15, 1997                        /s/  Y. Joseph Mo
                                          -------------------------------
                                          Y. Joseph Mo
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 15, 1997                        /s/  Vivian H. Liu
                                          -------------------------------
                                          Vivian H. Liu,
                                          Vice President, Treasurer and
                                          Secretary (Principal Financial and
                                          Accounting Officer)