Form 10QSB
period 1997-06-30
NEXMED INC
filed 1997-08-14
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

|_|   Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ____________

                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Nevada                                                87-0449967
-------------------------------                              -------------------
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

Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 13, 1997, 6,160,098 shares of common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  NexMed, Inc.
                          (A development stage company)
           Condensed Consolidated Statement of Operations (Unaudited)

                                               For the three months         For the six months      January 1, 1994
                                                   ended June 30,             ended June 30,         (inception of
                                            -------------------------   -------------------------  development stage)
                                                1997          1996          1997          1996      to June 30, 1997
                                                ----          ----          ----          ----      ----------------
Revenue                                     $      --     $      --     $    50,000   $      --     $    50,000

Operating expenses
    Selling, general and administrative         671,106       238,739       947,759       859,036     3,170,668
    Research and development                    499,946       391,427       787,374       731,727     2,660,137
                                            -----------   -----------   -----------   -----------   -----------
         Total operating expenses             1,171,052       630,166     1,735,133     1,590,763     5,830,805
                                            -----------   -----------   -----------   -----------   -----------
Loss from operations                         (1,171,052)     (630,166)   (1,685,133)   (1,590,763)   (5,780,805)

Interest income (expense), net                   13,414        (5,545)       15,937       (11,245)        9,446
                                            -----------   -----------   -----------   -----------   -----------
    Net loss                                $(1,157,638)  $  (635,711)  $(1,669,196)  $(1,602,008)  $(5,771,359)
                                            ===========   ===========   ===========   ===========   ===========
Loss per common share                       $     (0.19)  $     (0.14)  $     (0.28)  $     (0.39)
                                            -----------   -----------   -----------   -----------
Weighted average common shares outstanding    6,160,098     4,477,969     5,980,174     4,122,474
                                            -----------   -----------   -----------   -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
                      Condensed Consolidated Balance Sheets

                                                             June 30,
                                                               1997      December 31,
                                                           (unaudited)       1996
                                                           -----------       ----
Assets
Current assets:
      Cash and cash equivalents                            $   645,678   $   194,577
      Prepaid expenses and other assets                         33,617        30,000
                                                           -----------   -----------
           Total current assets                                679,295       224,577
Furniture and equipment, net                                   144,821        84,902
Advance to Joint Venture                                       300,000       300,000
                                                           -----------   -----------
           Total assets                                    $ 1,124,116   $   609,479
                                                           ===========   ===========

Liabilities and stockholders' equity
Current liabilities:
      Notes payable                                        $   100,000   $    50,000
      Accounts payable and accrued expenses                     35,477        91,406
                                                           -----------   -----------
           Total current liabilities                           135,477       141,406
                                                           -----------   -----------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.001 par value, 10,000,000
        shares authorized, none issued and outstanding            --            --
      Common stock, $.001 par value, 40,000,000
        shares authorized, 6,160,098 and 5,071,348 issued
        and outstanding, respectively                            6,160         5,071
      Additional paid-in capital                             7,066,263     4,847,032
      Accumulated deficit                                   (5,993,164)   (4,323,968)
                                                           -----------   -----------
                                                             1,079,259       528,135
      Less: deferred compensation                              (90,620)      (60,062)
                                                           -----------   -----------
           Total stockholders' equity                          988,639       468,073
                                                           -----------   -----------
           Total liabilities and stockholders' equity      $ 1,124,116   $   609,479
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

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
 Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                   Common       Common   Additional                                Total
                                   Stock        Stock     Paid-in    Accumulated    Deferred    Stockholders'
                                  (Shares)     (Amount)   Capital      Deficit    Compensation     Equity
                                  --------     --------   -------      -------    ------------     ------
Balance at inception              296,465  $       296  $   224,865  $  (221,805)  $      --     $     3,356

Issuance of common stock          498,508          499      697,410         --            --         697,909

Net loss                             --           --           --       (719,382)         --        (719,382)
                               ----------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1994      794,973          795      922,275     (941,187)         --         (18,117)

Issuance of common stock        1,691,375        1,691      273,296         --            --         274,987

Net loss                             --           --           --       (264,388)         --        (264,388)
                               ----------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1995    2,486,348        2,486    1,195,571   (1,205,575)         --          (7,518)

Issuance of common stock        2,585,000        2,585    2,559,761         --            --       2,562,346

Issuance of compensatory
    options and warrants             --           --        426,700         --        (108,200)      318,500

Compensation expense                 --           --           --           --          48,138        48,138

Vesting of performance based
    options                          --           --        665,000         --            --         665,000

Net loss                             --           --           --     (3,118,393)         --      (3,118,393)
                               ----------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1996    5,071,348        5,071    4,847,032   (4,323,968)      (60,062)      468,073

Issuance of common stock        1,083,750        1,084    2,136,386         --            --       2,137,470

Exercise of options                 5,000            5        1,245         --            --           1,250

Issuance of compensatory
    options                          --           --         81,600         --         (81,600)         --

Compensation expense                 --           --           --           --          51,042        51,042

Net loss                             --           --           --     (1,669,196)         --      (1,669,196)
                               ----------  -----------  -----------  -----------   -----------   -----------
Balance at June 30, 1997        6,160,098  $     6,160  $ 7,066,263  $(5,993,164)  $   (90,620)  $   988,639
                               ==========  ===========  ===========  ===========   ===========   ===========

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                             For the six months      January 1, 1994
                                                                ended June 30,        (inception of
                                                         -------------------------  development stage)
                                                             1997          1996      to June 30, 1997
                                                             ----          ----      ----------------
Cash flows from operating activities
     Net loss                                            $(1,669,196)  $(1,602,008)    $(5,771,359)
     Adjustments to reconcile net loss to
       net cash from operating activities
          Depreciation                                        13,607            99          17,865
          Stock issued for patents and other rights             --            --           532,775
          Non-cash compensation expense                       66,042     1,237,500       2,093,229
          Decrease in prepaid expenses and other assets       (3,617)         --           (31,792)
          Increase (decrease) in account payable
            and accrued expenses                             (53,429)       28,916          37,976
                                                         -----------   -----------     -----------
                Net cash used in operating activities     (1,646,593)     (335,493)     (3,121,306)
                                                         -----------   -----------     -----------
Cash flow from investing activities
     Capital expenditures                                    (73,526)       (3,096)       (162,686)
     Advances to Joint Venture                                  --            --          (300,000)
                                                         -----------   -----------     -----------
                Net cash used in investing activities        (73,526)       (3,096)       (462,686)
                                                         -----------   -----------     -----------
Cash flow from financing activities
     Issuance of common stock, net of offering
       costs                                               2,094,970       985,521       4,101,888
     Proceeds from the exercise of options                     1,250          --             1,250
     Issuance of notes payable                               100,000       100,000         265,000
     Repayment of notes payable                              (25,000)      (75,000)       (140,000)
                                                         -----------   -----------     -----------
                Net cash from financing activities         2,171,220     1,010,521       4,228,138
                                                         -----------   -----------     -----------
Net increase in cash                                         451,101       671,932         644,146

Cash, beginning of period                                    194,577        13,359           1,532
                                                         -----------   -----------     -----------
Cash, end of period                                      $   645,678   $   685,291     $   645,678
                                                         ===========   ===========     ===========

Non cash activity: In February 1997, a holder of a $25,000 note payable elected to convert the principal and interest due into 13,750 shares of common stock.

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto dated February 25, 1997 included in the NexMed, Inc. Form 10-SB.

2. Issuance of Common Stock

In February 1997, NexMed, Inc. (the "Company") issued 1,062,500 shares of common stock at $2 per share in a private placement. The Company received net proceeds of $2,094,970 from the issuance.

3. Termination of Joint Venture Agreement

In July 1997, the Company, Guandong Pharmaceutical and Health Products Import-Export Company and Zhongshan Shiqi Pharmaceutical Factory terminated their agreement to form a Chinese joint venture company. The Company expects to receive the $300,000 advanced to its joint venture partner in the third quarter of 1997. The Company is in the process of negotiating another joint venture agreement in China with Zhongshan (XiaoLan) Pharmaceutical Factory.

Item 2.  Plan of Operation.

      NexMed, Inc. ("NexMed"), which has been in existence since 1987 and is in the development stage, has since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") currently intends to focus its efforts on:

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

(ii) the Viratrol(TM) device, a therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming or shortens healing time once lesions develop; and

(iii) through the formation of a joint-venture in China, research and development, production and distribution in China and other international markets of medical and pharmaceutical products, including generic pharmaceuticals currently approved and sold in China and products incorporating new and advanced technologies. The Company has ceased former discussions with Zhongshan (ShiQi) Pharmaceutical

      Manufacturing Factory, and has entered negotiations with Zhongshan Xiao Lan Pharmaceutical Factory regarding the formation of a joint-venture company to be known as NexMed (Zhongshan) Pharmaceuticals, Ltd. (the "China Joint Venture").

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

      The first step in the Company's plan for 1997 with regard to the research development and commercialization of the Alprox-TD(TM) cream and the Viratrol(TM) device is the completion of the clinical studies currently in progress on each of the two proposed products in China. It is expected that the Viratrol(TM) study will be concluded by the end of 1997 and Alprox-TD(TM) during the first half of 1998. Both studies are subject to local government review at various stages, which could affect the delivery time of the final results. Pending satisfactory results, the Company expect that the clinical data generated should permit the Company to submit an application for manufacturing and marketing approval of the Alprox-TD(TM) cream in China and other developing-world countries, and a notification of sale for VIRATROL(TM) in Canada.

      With respect to the approval of its products in the United States, the Company plans during the third quarter of 1997, to generate the data necessary to file with the FDA an Investigational New Drug ("IND") application for Alprox-TD(TM), and start Phase I and II clinical studies in the United States, pending FDA approval. Phase I studies assess the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied for a period of several months. The focus of Phase I is safety. If no major problems, such as toxicity, are discovered in Phase I, the next step is a Phase II study in which the drug's efficacy is determined by means of its administration to subjects who have the condition the drug is intended to treat. Researchers then assess whether the drug has a favorable effect on the condition and also begin to identify the correct dosage level (dose ranging). Phase II involves the study of up to several hundred subjects for several months to two years. The focus of Phase II is effectiveness with short-term safety.

      As part of the Company's strategy for developing, protecting and marketing its technology, the Company intends during 1997 to file additional patent applications with respect to its products and hopes to secure U.S. and international strategic partners for its leading products under development. Furthermore, the Company, through NexMed (Asia)

Ltd. ("NexMed Asia"), its Hong Kong subsidiary, anticipates finalizing the China Joint Venture agreement with Zhongshan Xiao Lan Pharmaceuticals Factory and establishing the proposed China Joint Venture, subject to approval from Chinese regulatory authorities and issuance of a commercial license. The China Joint Venture, if formed, is expected to have the rights to manufacture and market certain generic drugs and Chinese herbal products approved for sale in China. The Company also intends to utilize the China Joint-Venture's manufacturing infrastructure and marketing network to introduce the NexMed products under development into China and other regional markets.

      The Company is planning to expand its international represenation through the establishment of its own sales offices in North and South America, and partnering with local distribution companies in selective developing markets. Concurrently with the foregoing marketing efforts, the Company is exploring the opportunity to expand its domestic laboratory research capability by the funding and operation of new biosciences laboratories in Fort Worth, Texas, in collaboration with the University of North Texas Health Science Center, at which Robert W. Gracy, Ph.D., one of the Company's Directors and a member of the Company's Scientific Advisory Committee, and S. Dan Dimitrijevich, Ph.D., also a Scientific Advisory Committee member, are faculty members.

      As a result of the closings of two private placements in February 1997, in which the Company received net proceeds of $2,094,970, management believes that the Company has sufficient cash to sustain its current day-to-day operations through the end of September, including operations at the headquarters office in Los Angeles, its topical formulation development laboratories in Lawrence, Kansas and international sales offices in Hong Kong. The Company believes that it has adequate funding to complete any additional pre-clinical studies required for the filing of an IND application with the FDA for the Alprox-TD(TM) cream in order to initiate clinical studies in the U.S.

      The Company expects to enter into licensing agreements and receive certain licensing payments from licensing partners during the upcoming 12 months. In January 1997, the Company, through NexMed International Limited, another of its international subsidiaries, signed a license agreement with Lotus Medical Supply, Inc. ("Lotus"), a Taiwanese company (the "Lotus Agreement"), whereby Lotus secured certain exclusive rights in Taiwan to co-develop and market the Alprox-TD(TM) cream. In February 1997, the Company received a licensing fee payment in connection with the Lotus Agreement, and in the future, additional minimum payments and royalties will be due if certain milestones with regard to the regulatory approval process are reached, of which there can be no assurance. Lotus is obligated to pay most of the development expenses and conduct all required research and testing for regulatory approval, and the Company expects that it will need to spend only a small amount for research and development in Taiwan.

      In addition, the Company has received inquiries from pharmaceutical companies worldwide regarding the work of the topical formulation development laboratories in Lawrence, Kansas, including requests regarding the utilization of the Company's patented NexACT(TM) penetration enhancement technology and the co-development of proprietary new drugs that have absorption or penetration difficulties. The Company believes that such inquiries could lead to the receipt of licensing or contract development fees within the next twelve months.

      The Company has incurred cumulative net operating losses of $5,771,359 since its inception as a medical and pharmaceutical technology company in 1994, and expects to incur substantial additional losses in completing the research, development and commercialization of its technologies. Accordingly, the Company will require addditional funding to reach certain goals.

      To initiate the proposed clinical studies on Alprox-TD(TM) and VIRATROL(TM) in the U.S., the Company will need to raise $ 2million. Furthermore, it is anticipated that the Company's initial investment in the China Joint Venture of $2.17 million will be paid thirty days after the issuance of the commercial license, with the balance due in two installments during the 13th to 36th months. In addition, the Company expects to allocate $800,000 for the new international offices.

      The Company intends to spend no more than $300,000 for the proposed Fort-Worth laboratories within the next 12 months, and establish the laboratories as part of a special small-company incubator program sponsored by the city of Fort Worth. For the first 24 months of operation, companies participating in this program could expect to make minimum payments toward overhead expenses for their operations and also apply for local and state government sponsored grants.

      The Company does not expect to acquire any significant or expensive large-scale equipment or instruments within the coming 12 months. The Company believes that its planned $3.5 million investment in the China Joint Venture will include adequate funding for the proposed renovation work in order to upgrade certain of its operations to Good Manufacturing Practices ("GMP") standards.

      During the next 12 months, the Company expects to hire additional employees in its U.S. operations from the current 13 to approximately 20. The additional cost that the Company expects to incur with regard to salary and benefits to all employees will be approximately $500,000.

      In order to meet the aforementioned immediate funding requirements, the Company will need to raise $6 million, which it may seek to do through a private placement in the third quarter of 1997. An additional placement is contemplated for the first half of 1998 for continued operations.

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

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits (in accordance with Item 601 of Regulation S-B)

               *  3.1   Amended and Restated Articles of Incorporation of the
                        Company

              **  3.2   By-laws of the Company

             ***  3.3   Amendment to By-laws of the Company

            ****  4.1   Specimen Common Stock Certificate

               #   9.1   Form of Irrevocable Proxy

           *****  10.1  Technology Acquisition Agreement between the Company and
                        Odontex, Inc.

                  11.1  Statement re: Computation of Per Share Earnings

              ##  15.1  Letter on Change in Certifying Accountant

----------

* Incorporated by reference to Exhibit 2.1 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

** Incorporated by reference to Exhibit 2.2 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

*** Incorporated by reference to Exhibit 2.3 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

**** Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

# Incorporated by reference to Exhibit 5.1 filed with the Registrant's Form 10-SB/A filed with the Commission on May 13, 1997.

***** 10.1 Incorporated by reference to Exhibit 6.1 filed with the Registrant's
      Form 10-SB filed with the Commission on March 14, 1997.

## Incorporated by reference to Exhibit 12.2 filed with the Registrant's Form 10-SB/A filed with the Commission on May 13, 1997.

             ###  21.1  Subsidiaries of the Company

                  27    Financial Data Schedule

----------
### Incorporated by reference to Exhibit 12.3 filed with the Registrant's Form 10-SB/A filed with the Commission on May 13, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 14, 1997                     /s/  Y. Joseph Mo
      -----------------                    -------------------------------------
                                           Y. Joseph Mo
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  August 14, 1997                     /s/  Vivian H. Liu
      -----------------                    -------------------------------------
                                           Vivian H. Liu,
                                           Vice President, Treasurer and
                                           Secretary (Principal Financial and
                                           Accounting Officer)