Form 10QSB
period 1997-09-30
NEXMED INC
filed 1997-11-14
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[_]  Transaction report under Section 13 or 15(d) of the Exchange Act For the
transition period from           to
                       ----------   ---------

                    Commission file number 0-22245

                                 NEXMED, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Nevada                                     87-0449967
------------------------------------------       -------------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

                   6087 Triangle Drive, Commerce, CA  90040
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1997, 6,180,098 shares of common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements



                                  NexMed, Inc.
                          (A development stage company)
           Condensed Consolidated Statement of Operations (Unaudited)


                                                For the three months            For the nine months            January 1, 1994
                                                 ended September 30,             ended September 30,            (inception of
                                             -----------------------------  -----------------------------      development stage)
                                               1997             1996             1997           1996         to September 30, 1997
                                               -----            -----            -----          -----        ---------------------
Revenue                                       $        -    $           -   $     50,000    $          -       $         50,000

Operating expenses
    Selling, general and administrative          412,515          360,828      1,360,274       1,219,864              3,583,183
    Research and development                     367,811          154,217      1,155,185         885,944              3,027,948
                                             ------------  ---------------  -------------  --------------     ------------------
        Total operating expenses                 780,326          515,045      2,515,459       2,105,808              6,611,131
                                             ------------  ---------------  -------------  --------------     ------------------

Loss from operations                            (780,326)        (515,045)    (2,465,459)     (2,105,808)            (6,561,131)

Interest income (expense), net                       118            2,195         16,055          (9,050)                 9,564
                                             ------------  ---------------  -------------  --------------     ------------------

    Net loss                                  $ (780,208)   $    (512,850)  $ (2,449,404)   $ (2,114,858)      $     (6,551,567)
                                             ============  ===============  =============  ==============     ==================

Loss per common share                            $ (0.13)         $ (0.11)       $ (0.41)        $ (0.49)
                                             ------------  ---------------  -------------  --------------

Weighted average common shares outstanding     6,179,881        4,673,848      6,020,837       4,307,607
                                             ------------  ---------------  -------------  --------------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
                      Condensed Consolidated Balance Sheets


                                                             September 30,
                                                                  1997             December 31,
                                                              (unaudited)              1996
                                                              -----------              ----
Assets
------
Current assets:
    Cash and cash equivalents                                 $   165,257           $   194,577
    Prepaid expenses and other assets                              43,449                30,000
                                                              ------------          ------------
       Total current assets                                       208,706               224,577
Furniture and equipment, net                                      150,113                84,902
Advance to Joint Venture                                                -               300,000
                                                              ------------          ------------
       Total assets                                           $   358,819           $   609,479
                                                              ============          ============

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
    Notes payable                                             $   100,000           $    50,000
    Accounts payable and accrued expenses                          24,381                91,406
                                                              ------------          ------------
       Total current liabilities                                  124,381               141,406
                                                              ------------          ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                    -                     -
    Common stock, $.001 par value, 40,000,000
      shares authorized, 6,180,098 and 5,071,348 issued
      and outstanding, respectively                                 6,180                 5,071
    Additional paid-in capital                                  7,071,243             4,847,032
    Accumulated deficit                                        (6,773,372)           (4,323,968)
                                                              ------------          ------------
                                                                  304,051               528,135
    Less: deferred compensation                                   (69,613)              (60,062)
                                                              ------------          ------------
       Total stockholders' equity                                 234,438               468,073
                                                              ------------          ------------
       Total liabilities and stockholders' equity             $   358,819           $   609,479
                                                              ============          ============

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

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
 Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

                                     Common          Common         Additional                                           Total
                                      Stock           Stock           Paid-in      Accumulated        Deferred        Stockholders'
                                    (Shares)        (Amount)          Capital        Deficit        Compensation         Equity
                                    --------        --------          -------        -------        ------------         ------
Balance at inception                  296,465       $   296         $  224,865     $  (221,805)     $       -         $     3,356

Issuance of common stock              498,508           499            697,410                                            697,909

Net loss                                  -             -                  -          (719,382)             -            (719,382)
                                  ------------     -----------    -------------    -------------    -------------     -------------

Balance at December 31, 1994          794,973           795            922,275        (941,187)             -             (18,117)

Issuance of common stock            1,691,375         1,691            273,296                                            274,987

Net loss                                  -             -                  -          (264,388)             -            (264,388)
                                  ------------     -----------    -------------    -------------    -------------     -------------

Balance at December 31, 1995        2,486,348         2,486          1,195,571      (1,205,575)             -              (7,518)

Issuance of common stock            2,585,000         2,585          2,559,761             -                -           2,562,346

Issuance of compensatory
   options and warrants                   -             -              426,700             -           (108,200)          318,500

Compensation expense                      -             -                  -               -             48,138            48,138

Vesting of performance based
   options                                -             -              665,000             -                -             665,000

Net loss                                  -             -                  -        (3,118,393)             -          (3,118,393)
                                  ------------     -----------    -------------    -------------    -------------     -------------

Balance at December 31, 1996        5,071,348         5,071          4,847,032      (4,323,968)         (60,062)          468,073

Issuance of common stock            1,083,750         1,084          2,136,386             -                -           2,137,470

Exercise of options                    25,000            25              6,225             -                -               6,250

Issuance of compensatory
   options                                -             -               81,600             -            (81,600)              -

Compensation expense                      -             -                  -               -             72,049            72,049

Net loss                                  -             -                  -        (2,449,404)                        (2,449,404)
                                  ------------     -----------    -------------    -------------    -------------     -------------

Balance at September 30, 1997       6,180,098       $ 6,180       $  7,071,243    $ (6,773,372)       $ (69,613)       $  234,438
                                  ============     ===========    =============    =============    =============     =============

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
                          (A development stage company)
           Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                     For the nine months               January 1, 1994
                                                                      ended September 30,               (inception of
                                                             ------------------------------------     development stage)
                                                                   1997                1996          to September 30, 1997
                                                                   ----                ----          ---------------------
Cash flows from operating activities
    Net loss                                                   $ (2,449,404)       $ (2,114,858)         $ (6,551,567)
    Adjustments to reconcile net loss to
      net cash from operating activities
       Depreciation                                                  21,605               2,179                25,863
       Stock issued for patents and other rights                          -                   -               532,775
       Non-cash compensation expense                                 72,049           1,803,852             2,099,236
       Decrease in prepaid expenses and other assets                (13,449)                  -               (41,624)
       Increase (decrease) in account payable
         and accrued expenses                                       (49,525)             14,142                41,880
                                                            ----------------    ----------------      ----------------
           Net cash used in operating activities                 (2,418,724)           (294,685)           (3,893,437)
                                                            ----------------    ----------------      ----------------

Cash flow from investing activities
    Capital expenditures                                            (86,816)            (43,904)             (175,976)
    Advances to Joint Venture                                             -                   -              (300,000)
    Return of advances to Joint Venture                             300,000                   -                     -
                                                            ----------------    ----------------      ----------------
           Net cash used in investing activities                    213,184             (43,904)             (475,976)
                                                            ----------------    ----------------      ----------------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                       2,094,970             985,521             4,101,888
    Proceeds from the exercise of options                             6,250                   -                 6,250
    Issuance of notes payable                                       100,000             100,000               265,000
    Repayment of notes payable                                      (25,000)            (75,000)             (140,000)
                                                            ----------------    ----------------      ----------------
           Net cash from financing activities                     2,176,220           1,010,521             4,233,138
                                                            ----------------    ----------------      ----------------

Net increase (decrease) in cash                                     (29,320)            671,932              (136,275)

Cash, beginning of period                                           194,577              13,359                 1,532
                                                            ----------------    ----------------      ----------------

Cash, end of period                                            $    165,257        $    685,291          $   (134,743)
                                                            ================    ================      ================

Non cash activity: In February 1997, a holder of a $25,000 note payable elected to convert the principal and interest due into 13,750 shares of common stock.

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and notes thereto dated February 25, 1997 included in the NexMed, Inc. Form 10-SB.

2. Issuance of Common Stock

In February 1997, NexMed, Inc. (the "Company") issued 1,062,500 shares of common stock at $2 per share in a private placement. The Company received net proceeds of $2,094,970 from the issuance.

3. Termination of Joint Venture Agreement with Guandong Pharmaceutical and Health Products Import-Export Company and Zhongshan Shiqi Pharmaceutical Factory

In July 1997, the Company, Guandong Pharmaceutical and Health Products Import-Export Company and Zhongshan Shiqi Pharmaceutical Factory terminated their agreement to form a Chinese joint venture company. The Company received the $300,000 advanced to its joint venture partner in the third quarter of 1997.

4. Joint Venture Agreement with Zhongshan (Xiao Lan) Pharmaceutical Factory.

The Company is in the process of effectuating another joint venture agreement in China with Zhongshan (Xiao Lan) Pharmaceutical Factory (the "Factory"). As of September 26, 1997, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "China Joint Venture"), a joint-venture company formed pursuant to an agreement between NexMed (Asia) Limited ("NexMed Asia"), a wholly-owned subsidiary of the Company, and the Factory, received all necessary Chinese governmental approvals and obtained a commercial license. It is anticipated that the Company's initial investment in the China Joint Venture of $2.17 million will be paid in installments during the fourth quarter of 1997 with funds received in an ongoing private placement (see Note 5 below), with an additional $1.33 million due in two installments during the 13th to 36th months. As of November 13, 1997, NexMed Asia has contributed $1,000,000 to the China Joint Venture.

5. Subsequent Event - Private Placement

In order to finance its day-to-day operations and meet NexMed Asia's initial investment commitment and acquisition of its 70% interest in the China Joint Venture (see Note 4 above), the Company is completing a private placement of subordinated debt and warrants. The offering has not been registered with the Securities and Exchange Commission under the U.S. Securities Act of 1933, as amended, pursuant to an exemption from registration under Regulation S.

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

(ii) the Viratrol(TM) device, a therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming or shortens healing time once lesions develop; and

(iii) through the formation of a joint venture in China, research and development, production and distribution in China and other international markets of medical and pharmaceutical products, including generic pharmaceuticals currently approved and sold in China and products incorporating new and advanced technologies. As of September 26, 1997, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "China Joint

      Venture"), a joint-venture company formed pursuant to an agreement between NexMed (Asia) Limited ("NexMed Asia"), a wholly-owned subsidiary of the Company based in Hong Kong, and Zhongshan Xiao Lan Pharmaceutical Factory, located in Zhongshan City, Guangdong Province, China, received all necessary Chinese governmental approvals and obtained a commercial license. Toward meeting NexMed Asia's initial investment commitment and acquisition of its 70% interest in the China Joint Venture, the Company is completing a private placement of subordinated debt and warrants.

         During the next 12 months, depending on the amount of funding available, the Company intends to expand its research, development and marketing activity and capability, both domestically and internationally, with regard to its proprietary pharmaceutical products, and intends to execute a business strategy with the goal of achieving a level of development and commercialization sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its products. The Company also intends to undertake the commercialization of new and off-patent products in particular international markets through strategic partners, licensees, importers and brokers. With respect to the United States, the Company intends to commence the FDA application and approval process for the Alprox-TD(TM) cream and the Viratrol(TM) herpes treatment device.

         The first step in the Company's plan for the next 12 months with regard to the research, development and commercialization of the Alprox-TD(TM) cream and the Viratrol(TM) device is the completion of the clinical studies currently in progress on each of the two proposed products in China. It is expected that the studies on the Viratrol(TM) device and the Alprox-TD(TM) cream will be concluded during the first half of 1998. Both studies are subject to local government review at various stages, which could affect the delivery time of the final results. Pending satisfactory results, the Company expects that the clinical data generated should permit the Company to submit an application for manufacturing and marketing approval of the Alprox-TD(TM) cream in China and other developing-world countries, and a notification of sale for the Viratrol(TM) device in Canada.

         With respect to the approval of its products in the United States, the Company plans during the fourth quarter of 1997 to generate the data necessary to file with the FDA an Investigational New Drug ("IND") application for the Alprox-TD(TM) cream and complete the 60-patient (30 male and 30 female) Phase I study on the Alprox-TD(TM) cream which was commenced in the United States in September 1997, pending FDA approval. Following completion of the Phase I studies, the Company expects to initiate Phase II studies in the United States. Phase I studies assess the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied for a period of several months. The focus of Phase I is safety. If no major problems, such as toxicity, are discovered in Phase I, the next step is a Phase II study in which the drug's efficacy is determined by means of its administration to subjects who have the condition the drug is intended to treat. Researchers then assess whether the drug has a favorable effect on the condition and also begin to identify the correct dosage level (dose ranging). Phase II involves the study of up to several hundred subjects for approximately 12 months. The focus of Phase II is effectiveness with short-term safety.

         As part of the Company's strategy for developing, protecting and marketing its technology, the Company intends during the next 12 months to file additional patent applications with respect to its products and hopes to secure U.S. and international strategic partners for its leading products under development. Furthermore, the China Joint Venture has received all necessary Chinese governmental approvals and a commercial license and consequently has the rights to manufacture and market certain generic drugs and Chinese herbal products approved for sale in China. The Company also intends to utilize the China Joint Venture's manufacturing infrastructure and marketing network to introduce the Company's products under development into China and other regional markets.

         The Company is planning to expand its international representation through the establishment of its own sales offices in North and South America, and partnering with local distribution companies in selective developing markets. In August 1997, the Company established NexMed (Americas) Limited ("NexMed Americas"), a wholly-owned subsidiary based in Mississauga, Ontario, responsible for the Company's North and South American manufacturing and distribution activities. Previously, the Company had explored the possibility of expanding its domestic laboratory research capability by the funding and operation of new biosciences laboratories in Fort Worth, Texas, in collaboration with the University of North Texas Health Science Center, at which Robert W. Gracy, Ph.D., one of the Company's Directors and a member of the Company's Scientific Advisory Committee, and S. Dan Dimitrijevich, Ph.D., also a Scientific Advisory Committee member, are faculty members. However, while the Company did expand operations at its topical formulation development laboratories in Lawrence, Kansas and is continuing with its existing biosciences operations in Fort Worth, it has decided to postpone the commitment of resources necessary for expansion of the Fort Worth laboratories until additional financing, including government research grants, is available.

         As a result of the ongoing private placement, management believes that the Company has sufficient cash to sustain its current day-to-day operations through the end of December, including operations at the headquarters office in Los Angeles, its topical formulation development laboratories in Lawrence, Kansas and international sales offices in Hong Kong and Canada. The Company has plans for additional private placements in 1998 to sustain its day-to-day operations.

         The Company expects to enter into licensing agreements and receive certain licensing payments from licensing partners during the upcoming 12 months. In January 1997, the Company, through NexMed International Limited, another of its international subsidiaries, signed a license agreement with Lotus Medical Supply, Inc., a Taiwanese company. In addition, on October 2, 1997, the Company entered into a Supply and Distribution Agreement with Finadiet S.A.C.I.F., ("Finadiet"), an Argentinian manufacturer and distributor of urological pharmaceutical products, for the distribution of the Alprox-TD(TM) cream in Argentina and Uruguay. Under the agreement, the Company would manufacture and supply the Alprox-TD(TM) cream under a new trademark and packaging proposed for Latin America. Finadiet is obligated to pay the expenses and obtain regulatory approval to market the product, in exchange for a five-year exclusive sales and distribution right for the two countries. Pending regulatory approval, Finadiet also agreed to purchase a minimum quantity of $23.7 million of products during such five-year period.

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

         The Company has incurred cumulative net operating losses of $6,551,567 since its inception as a medical and pharmaceutical technology company in 1994, and expects to incur substantial additional losses in completing the research, development and commercialization of its technologies. Accordingly, the Company will require additional funding to reach certain goals.

         In order to continue or initiate the clinical studies on the Alprox-TD(TM) cream and the Viratrol(TM) device in the U.S., the Company will need to raise $2 million. Furthermore, it is anticipated that the Company's initial investment in the China Joint Venture of $2.17 million will be paid in installments during the fourth quarter of 1997 with funds received in the ongoing private placement, with the balance due in two installments during the 13th to 36th months. As of November 13, 1997, NexMed Asia has contributed $1,000,000 to the China Joint Venture. In addition, the Company expects to allocate $800,000 for international operations.

         The Company does not expect to acquire any significant or expensive large-scale equipment or instruments within the coming 12 months. The Company believes that its planned $3.5 million investment in the China Joint Venture will include adequate funding for the proposed renovation work in order to upgrade certain of its operations to Good Manufacturing Practices ("GMP") standards.

         During the third quarter of 1997, the Company hired two senior-level employees, James A. DiTanna and Anton H. Amann. Mr. DiTanna was named Vice-President and Chief Financial Officer of NexMed and Dr. Amann has been named Vice-President of NexMed and will also serve as a Director and General Manager of NexMed Americas. Currently, the Company has 19 employees and expects in the fourth quarter of 1997 to hire an additional employee with expertise in clinical management. The cost that the Company expects to incur during the next 12 months with regard to salary and benefits for such employees will be approximately $1.2 million.

         In order to meet the aforementioned immediate funding requirements, the Company will need to raise $6 million, a portion of which it is currently seeking to raise through an ongoing private placement. Additional placements are contemplated during the next 12 months.

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
                    Odontex, Inc.

           +  10.2  Research Agreement between the Company and the University of
                    Kansas, effective June 15, 1996 and modified November 22,
                    1996

------------------------------
* Incorporated by reference to Exhibit 2.1 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

** Incorporated by reference to Exhibit 2.2 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

*** Incorporated by reference to Exhibit 2.3 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

**** Incorporated by reference to Exhibit 3.1 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

# Incorporated by reference to Exhibit 5.1 filed with the Registrant's Form 10-SB/A filed with the Commission on May 13, 1997.

***** Incorporated by reference to Exhibit 6.1 filed with the Registrant's Form 10-SB filed with the Commission on March 14, 1997.

+ Incorporated by reference to Exhibit 6.2 filed with the Registrant's Form 10-SB/A filed with the Commission on June 5, 1997.

          ++  10.3  Research Agreement between the Company and the University of
                    Kansas, executed November 1996

         +++  10.4  The NexMed, Inc. Stock Option and Long-Term Incentive
                    Compensation Plan

        ++++  10.5  The NexMed, Inc. Recognition and Retention Stock Incentive
                    Plan

       +++++  10.6  The NexMed, Inc. Non-Qualified Stock Option Plan

           @  10.7  License Agreement between the Company and Lotus Medical
                    Supply, Inc.

          @@ 10.8 Agreement between the Company and Innapharma, Inc. regarding alprostadil clinical studies

         @@@  10.9  Agreement between the Company and Innapharma, Inc. regarding clinical studies on the Viratrol(TM) device, including two amendments

              11.1  Statement re: Computation of Per Share Earnings

          ##  15.1  Letter on Change in Certifying Accountant

--------------------------------
++ Incorporated by reference to Exhibit 6.3 filed with the Registrant's Form 10-SB/A filed with the Commission on June 5, 1997.

+++ Incorporated by reference to Exhibit 6.4 filed with the Registrant's Form 10-SB/A filed with the Commission on June 5, 1997.

++++ Incorporated by reference to Exhibit 6.5 filed with the Registrant's Form 10-SB/A filed with the Commission on June 5, 1997.

+++++ Incorporated by reference to Exhibit 6.6 filed with the Registrant's Form 10-SB/A filed with the Commission on June 5, 1997.

@ Incorporated by reference to Exhibit 6.7 filed with the Registrant's Form 10-SB/A filed with the Commission on July 2, 1997.

@@ Incorporated by reference to Exhibit 6.8 filed with the Registrant's Form 10-SB/A filed with the Commission on July 2, 1997.

@@@ Incorporated by reference to Exhibit 6.9 filed with the Registrant's Form 10-SB/A filed with the Commission on July 2, 1997.

## Incorporated by reference to Exhibit 12.2 filed with the Registrant's Form 10-SB/A filed with the Commission on May 13, 1997.

###     21.1  Subsidiaries of the Company

          27  Financial Data Schedule




--------------------------------------------------------------------------------

### Incorporated by reference to Exhibit 12.3 filed with the Registrant's Form 10-SB/A filed with the Commission on May 13, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NEXMED, INC.


Date:  November 14, 1997                 /s/ Y. Joseph Mo
       -----------------                 ------------------------------------
                                         Y. Joseph Mo
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer


Date:  November 14, 1997                 /s/ Vivian H. Liu
       -----------------                 ------------------------------------
                                         Vivian H. Liu,
                                         Vice President and Secretary