Form 10KSB
period 1997-12-31
NEXMED INC
filed 1998-03-31
CIK 1017491

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from____________ to _____________

                    Commission file number 0-22245

                                 NEXMED, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Nevada                                             87-0449967
--------------------------------------               ---------------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

               350 Corporate Boulevard, Robbinsville, N.J. 08691
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (609) 208-9688
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


                                      N/A
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
     Title of Each Class                               on Which Registered
     -------------------                               -------------------

            N/A                                                N/A
     -------------------                               -------------------

     Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $56,175

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): As of March 20 1998, the aggregate market value of the voting stock held by non-affiliates was $7,419,056. The aggregate market value was computed based on the average of the bid and asked prices of NexMed, Inc.'s common stock, par value $0.001 per share, as reported by the National Quotation Bureau for such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 20, 1998, 6,195,098 shares of Common Stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                                    Part I

Item 1.  Description of Business

BUSINESS

     NexMed, Inc. ("NexMed"), which has been in existence since 1987 and is in the development stage (see "Company History and General Information" in this Item 1), has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") currently intends to focus its efforts on:

          (i) topical treatment products based on a penetration enhancement technology known as NexACT(TM), which may enable the active drug to be better absorbed through the skin. The NexACT(TM) technology is designed to enhance absorption through the skin, overcoming the skin's natural barrier properties and enabling the rapid penetration of high concentrations of the active drug directly to the site of the skin or extremity at which the active drug's effect is desired, thereby resulting in improved therapeutic outcomes and reduced gastrointestinal or other systemic side effects that often accompany oral medications. In addition, the Company intends to market generic pharmaceutical products, as well as advance its research and eventual marketing of its proprietary products, including drugs incorporating the NexACT(TM) technology, through its recently-formed joint venture in China (see "Joint Venture in China" below). With respect to the marketing and development of its proprietary products, the Company intends to direct its topical delivery system development efforts on drugs previously approved by the Food and Drug Administration ("FDA") with proven efficacy and safety profiles, with patents expiring or expired and with proven market records and potential. Currently, the primary topical treatment product under research and development by the Company is an alprostadil cream for the treatment of male erectile dysfunction (impotence). Also under research and development are ibuprofen and ketoprofen cream formulations for sports medicine and arthritis treatment and an acyclovir anti-viral cream for the treatment of herpes simplex. The Company has entered into certain agreements for the licensing and, upon receipt of regulatory approval, the supply and distribution in selected international markets of products incorporating the NexACT(TM) technology and intends to seek similar licensing arrangements during 1998 (see "Licensing Agreements and Other International Commercialization Efforts" below);

          (ii) the Viratrol(R) device, a proprietary therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming or shortens healing time once lesions develop; and

          (iii) through the Chinese joint venture, the Company expects to continue and expand upon the production and distribution in China and export to other international markets of generic medical and pharmaceutical products currently approved and sold in China and, upon regulatory approval, the Company's proprietary products (see "Joint Venture in China" below). In addition, the Company expects, through partnerships or other arrangements with local entities, to intensify its efforts to supply and distribute generic pharmaceuticals and, upon regulatory approval, its proprietary products, in selected developing-world regions (see "Licensing Agreement and Other International Commercialization Efforts" below).

A. Development of Topical Treatment Products
   -----------------------------------------

1. Acquisition, Research and Development of Drug Delivery Enhancement Technology


     In October 1996, the Company acquired rights and interests, including patents, patent applications, trade secrets and know-how, relating to absorption enhancers for topical pharmaceutical formulations from Odontex, Inc. ("Odontex"), a Kansas-based company, in exchange for 75,000 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"). The Company has filed a trademark application for the transdermal drug delivery technology under the name NexACT(TM). The NexACT(TM) technology is designed to enhance absorption through the skin, overcoming the skin's natural barrier properties and enabling the rapid penetration of high concentrations of the active drug directly to the site of the skin or extremity at which the active drug's effect is desired, thereby resulting in improved therapeutic outcomes and reduced gastrointestinal or other systemic side effects that often accompany oral medications. The Company believes, based on data generated to date, that this technology, when applied to drugs such as alprostadil, acyclovir, ibuprofen and ketoprofen, may have application in the development of products or treatments for diseases and disorders such as male erectile dysfunction (impotence), herpes labialis (cold sores), genital herpes, arthritis and pain management.

     The Company acquired two U.S. patents, a pending U.S. patent application and a pending international patent application from Odontex, which application is currently pending in Canada, China, the European Patent Office, New Zealand and the Russian Federation. In addition, the Company is developing the next generation of absorption enhancement technology, which is in the process of being patented.

     During the next twelve months, the Company intends to continue its focus on developing topical treatments based on the NexACT(TM) technology at the Higuchi Biosciences Center of the University of Kansas, where the Company is using laboratory space pursuant to a research agreement with the university. The drugs to which the

Company currently intends to direct the topical delivery system development efforts of its advisors, consultants and employees at the Higuchi Biosciences Center (see "Advisors, Consultants, Researchers and Employees in Absorption Enhancement Field" below) are drugs previously approved by the Food and Drug Administration ("FDA") with proven efficacy and safety profiles, with patents expiring or expired and with proven market records and potential.

2. Products Under Development

     Assuming adequate funding, leading candidates for topical treatment products currently under research and development by the Company include:

          (i) for the treatment of male erectile dysfunction, an alprostadil topical cream, which the Company believes may have a higher patient compliance for usage as compared to the currently-marketed alprostadil injectable dosage form and the approved alprostadil intra-urethral dosage form. Assuming regulatory approval, the Company has filed trademark applications in the U.S. and internationally for the alprostadil cream incorporating the NexACT(TM) enhancers under the name Alprox-TD(TM). The Alprox-TD(TM) topical cream will be intended for use by men with mild to moderate erectile dysfunction. The NexACT(TM) enhancers have been demonstrated to promote the absorption of alprostadil in in-vitro and animal models and to improve the clinical responses in pilot clinical studies. Clinical Studies of Alprox-TD(TM) are being conducted in the United States and China. With respect to the approval of its products in the United States, the Company generated during the fourth quarter of 1997 the data necessary to file with the FDA an Investigational New Drug ("IND") application for the Alprox-TD(TM) cream and completed a 60-patient (30 male and 30 female) Phase I study on the Alprox-TD(TM) cream which was commenced in the United States in September 1997. On January 15, 1998, the Company received clearance from the FDA for the initiation of Phase II, pending the completion of additional toxicology studies, which the Company expects will take six months to be completed at an approximate cost of $400,000. Assuming adequate funding, the Company expects to complete these studies and thereafter initiate Phase II studies in the United States in the second half of 1998. For a discussion of the studies being conducted in China, see "Agreement to Conduct Clinical Studies" below;

          (ii) for sports medicine and arthritis treatment, ibuprofen and ketoprofen creams. In-vitro data indicate that the Company's formulations have higher drug penetration, suggesting the potential to provide improved clinical benefits; and

          (iii) for the treatment of herpes simplex, an acyclovir anti-viral cream, which exhibits an improved in-vitro penetration profile as compared to a top-selling European acyclovir ointment, indicating the potential for better delivery of the anti-viral drug to the active site.

          (iv) for the treatment of female sexual dysfunction, an alprostadil-based product known as Femprox(TM). On December 24, 1997, the Company, having generated the necessary data, filed an IND application with the FDA. In February 1998, the FDA cleared the Company to proceed with an eight-patient, Phase I clinical study for safety and efficacy. With adequate funding, the Company intends to complete the Phase I study in the second quarter of 1998.

3. Advisors, Consultants, Researchers and Employees in Absorption Enhancement Field

     Dr. Servet Buyuktimkin and Dr. Nadir Buyuktimkin, co-developers of, and authors of numerous publications and presentations relating to, the Company's NexACT(TM) enhancers, are employed by the Company as Manager of Drug Delivery Research and Manager of Formulation Research, respectively, and conduct research at the Company's laboratories at the Higuchi Biosciences Center of the University of Kansas, using space made available pursuant to a research agreement with the university. Dr. J. Howard Rytting, a co-developer of the NexACT(TM) enhancers and professor in the Department of Pharmaceutical Chemistry of the School of Pharmacy of the University of Kansas, is a member of the Company's Scientific Advisory Board. In addition, pursuant to a research agreement between the Company and the University of Kansas, the Company is funding a research effort by Dr. Rytting for the development of new methodologies involving penetration enhancement research. The Company has the right to become the exclusive licensee of such new technology, for which the University of Kansas would hold the patents.

B. Viratrol(R) Herpes Treatment Device
   -----------------------------------

     Another of the Company's proposed products, which is still in the development stage, is the Viratrol(R) device, a hand-held non-invasive therapeutic device designed to deliver a minute electrical current for the treatment of herpes simplex diseases. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming and/or shortens healing time once lesions develop. The commercial prototype developed by the Company is based on a new generation of technology and patents resulting from development work undertaken by the Company subsequent to its acquisition in 1994 of earlier technology for a device designed for similar use. The Company used the commercial prototype of the redesigned Viratrol(R) device in clinical trials which commenced in China in January 1997. During 1997, the Company completed a Phase II study in China on the Viratrol(R) device, involving 10 patients with recurrent herpes labialis. All of the subjects experienced full remission of symptoms after one to three days of the device-application regimen. Through Innapharma, Inc. (see "Agreement to Conduct Clinical Studies" below), the Company has initiated a 60-patient, double-blind study in China, which is expected to conclude in the fourth quarter of 1998. If the results of the double-blind clinical trials are satisfactory, the Company may, assuming adequate funding, elect to file an

Investigational Device Exemption ("IDE") with the FDA during the second quarter of 1998 and initiate Phase I studies in the United States by the end of 1998. The Company has two issued patents on the current version of the device and one pending Continuation-in-Part application currently under review by the U.S. Patent and Trademark Office. In addition, the Company filed its first application under the Patent Cooperation Treaty on the new device in October 1997 which, if granted will provide patent protection in countries which are parties to the treaty, including China and most European countries. The Company plans to file additional patents as a strategy to continue expanding the protective coverage of the device. Patent approval does not assure regulatory approval.

C. Agreements to Conduct Clinical Studies
   --------------------------------------

     In 1996 and 1997, the Company entered into agreements with Innapharma, Inc., a contract research organization based in New Jersey with branch offices in Tokyo and Beijing, pursuant to which Innapharma is conducting clinical studies for the Company in China and the United States on the Viratrol(R) device and on the Alprox-TD(TM) cream, in conformance with U.S. Good Clinical Practices. As discussed above, the Company has completed a Phase II study, and has initiated a 60-patient, double-blind study, on the Viratrol(R) device in China. The resulting data may also be used by the Company to complete the pre-clinical requirements for the filing with the FDA of an IDE for the Viratrol(R) device, which the Company intends to file during the second quarter of 1998. With respect to the Alprox-TD(TM) cream, as the product is not currently approved for sale in the United States or other industrialized countries, the Chinese Department of Health informed the Company that certain pre-clinical studies would have to be repeated in China. In 1997, the Company completed the required pharmacology and toxicology studies in China. The Company plans to initiate a 300-patient Phase III double-blind study in the second quarter of 1998 and submit a New Drug Application in China by the end of 1998. Assuming adequate funding, both studies are expected to conclude, with final reports, during the second half of 1998. If the results of the clinical trials are satisfactory, the Company plans to use the resulting data in connection with obtaining regulatory approval for further trials and for the sale of the Alprox-TD(TM) cream in China and other Asian, South American and developing-world countries. In order to complete the aforementioned Chinese studies in 1998, the Company estimates that it will require $ 130,000. If the Company is unable to obtain adequate funding in a timely manner, it is likely that the studies and, accordingly, product development, will be significantly delayed or curtailed.

D. Joint Venture in China
   ----------------------

     In July 1997, the Company, through its wholly-owned subsidiary, NexMed
(Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV" or "China Joint Venture"), with Zhongshan Xiaolan Pharmaceuticals Factory (the "Factory" or the "JV partner") in Zhonghshan City, Guangdong Province, China. In September 1997, the JV received all necessary Chinese government approvals. Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and is required to make additional contributions by September 1999 and 2000 of $700,000 and $630,000, respectively, in exchange for 70% of the registered capital of the JV. As of December 31, 1997, the Company had placed $1,870,000 of the initial payment in escrow, pending funding of the entire $2,170,000 initial advance.

     Effective January 1, 1998, the Company's JV partner agreed to extend the due date for completing the initial payment due under the JV agreement until September 25, 1998. The $1,870,000 held in escrow as of December 31, 1997 was released to the JV and the parties agreed that the effective date for the JV would be January 1, 1998. The parties further agreed that if the Company was unable to complete the initial payment by September 25, 1998, the Company and the JV partner would re-divide the percentage ownership of the JV according to the ratio of actual investments.

     In addition to the initial payment, the JV's assets include the Factory's sales and customer base, distribution network, licenses to manufacture and market 156 generic drugs in China, 17 registered trademarks for the Chinese market, import and export licenses for finished products and raw materials, and equipment and technology for the production of various pharmaceutical dosage forms, including tablets, capsules, oral solutions and injections.

     Pursuant to the joint-venture agreement, the Company is obligated to transfer to the JV the production rights to two new products. Towards the fulfillment of this obligation, the Company intends upon the granting of regulatory approval, to use the JV to sponsor, manufacture and launch its proprietary products in China.

     In consideration for the formation of the JV, the Factory's parent, Xiaolan Industrial General Corporation, is providing the JV with a $1,566,265 (RMB 13 million) unsecured, uncollateralized, revolving line of credit for working capital. The source of the funds provided to the JV is a line of credit previously extended to the Factory by the China Industrial and Commercial Bank. The line of credit provided by the Factory to the JV expires in September 2000 and requires payment of interest only during the term. Interest may be paid on a monthly basis or accrued at the JV's option. The JV currently pays interest to the Factory at a rate of 0.924% per month, or 11.088% per year. In addition to the payment of interest, the JV is obligated to pay the principal at the end of the term. The Factory has also provided the JV with an additional $216,867 (RMB
1.8 million) for working capital, for which the parties have agreed will be repaid on the same terms as the RMB 13 million loan. The line of credit currently provided to the Factory by the China Industrial and Commercial Bank is due soon, and the Bank has stated that it will not continue to extend the loan to the Factory and agreed that the JV should apply directly for the loan. Accordingly, the JV is presently applying directly for a $2,409,639 (RMB 20 million) line of credit from the Xiaolan township branch of the China Industrial and Commercial Bank, for which the Company expects to pay a lower rate of interest than it is currently charged by the Factory's parent. The JV intends to use the new line of credit for retiring the existing line of credit and repayment of the cash advance described above, the development of new pharmaceutical products, the acquisition of new production equipment, working capital and to provide funding for the retrofitting of existing production facilities by the third quarter of 1998, in order to meet new Chinese Good-Manufacturing-Practices (GMP) standards.

     The Factory, which has been manufacturing pharmaceuticals for 40 years, reported revenues in 1996 and 1997 of approximately $6.4 million and $6.9 million, respectively. The JV intends to change the existing Factory labels and sell products under the NexMed brand with higher labeling and packaging quality, and expects an increase in overall sales in 1998 as compared to the Factory's sales in 1997.

     During 1996, the Company, through its wholly-owned subsidiary, NexMed International Limited, entered into an agreement to form a Chinese joint-venture company with Guangdong Pharmaceutical and Health Products Import-Export Company and Zhongshan Shiqi Pharmaceutical Factory (the "Guangdong JV"). In July 1997, the Company and its Guangdong JV partners terminated their agreement to form the Guangdong JV. In September 1997, $300,000 which the Company had advanced to its Guangdong JV partners to form the Guangdong JV was returned.

E. Licensing Agreements and Other International Commercialization Efforts
   ----------------------------------------------------------------------

1. Taiwanese License Agreement

     In January 1997, the Company, through its wholly-owned subsidiary, NexMed International Limited ("NexMed International"), a British Virgin Islands company based in Hong Kong, entered into a license agreement with Lotus Medical Supply, Inc. ("Lotus"), a Taiwanese company (the "Lotus License Agreement"), whereby Lotus secured certain exclusive rights in Taiwan to make use of and sell products which incorporate the Company's penetration enhancement technology or other know-how regarding absorption of alprostadil. Lotus has the obligation to seek regulatory approval in Taiwan and to conduct all research and testing required to be performed for the purpose of obtaining such regulatory approval. To date, Lotus has begun exploratory steps to initiate studies in Taiwan, but has not commenced research and testing. NexMed International retains ownership of all trademarks and proprietary information. In February 1997, Lotus paid a non-refundable licensing fee in connection with the signing of the Lotus License Agreement and additional minimum payments and royalties will be due if certain milestones with regard to the regulatory approval process are reached, of which there can be no assurance. The Company does not expect to derive significant revenue from the Lotus License Agreement in relation to its anticipated operations. The Lotus License Agreement will terminate ten (10) years from the date on which any product is approved by the appropriate Taiwanese governmental authority.

2. Agreement to Market and Distribute Alprox-TD(TM) in Argentina and Uruguay

     On October 2, 1997, the Company, through NexMed International, entered into a Supply and Distribution Agreement with Finadiet S.A.C.I.F.I., ("Finadiet"), a major

Argentinian manufacturer and distributor of urological pharmaceutical products, for the distribution of the Alprox-TD(TM) cream in Argentina and Uruguay. Under the agreement, the Company would manufacture and supply the Alprox-TD(TM) cream under a new trademark, Bifort(TM), and packaging proposed for selected Latin American countries. Finadiet is obligated to pay the expenses and obtain regulatory approval to market the product, in exchange for a five-year exclusive sales and distribution right for the two countries. Pending regulatory approval, if Finadiet purchases $23.7 million or more of products during the term of the agreement, then it has the right to extend the agreement for another five-year period.

3. Sales and Marketing Joint Venture in Peru

     In December 1997, the Company, through NexMed International, concluded an agreement with two local partners for the establishment of a sales and marketing office and showroom in Lima, Peru. Under the agreement, the Company will own 70% of the joint venture and has advanced $42,000 to it. The joint venture is in the process of obtaining registration as an accredited supplier, which will allow it to engage in sales to government agencies in Peru. The Company recognizes the potential of the Peruvian office, once established, to be a conduit for the sale and distribution of generic pharmaceutical products in Latin America, and for the introduction of Alprox-TD(TM) to selected Latin American countries.

F. Potential Corporate Alliances
   -----------------------------

     The Company is currently in preliminary discussions regarding potential corporate alliances relating to the supply, distribution, marketing, research and development of pharmaceutical products. Although no assurances can be given, the Company is hopeful that such negotiations will result in the consummation of one or more definitive agreements.

RESEARCH AND DEVELOPMENT

     In 1997, the Company spent $2,078,517, and in 1996, the Company spent $1,040,396, on research and development. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $3,951,280 on research and development.

     The Company will need significant funding to pursue its research, development and commercialization plans (see Part II, Item 6, "Plan of Operation"). The potential products upon which the Company intends to focus its current development efforts, including the Alprox-TD(TM) cream and the Viratrol(R) device, are in the research and development stage. The Company has not begun to market or generate revenues from the commercialization of any of these products under development. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the preclinical or clinical development work will be completed, or that the anticipated products will be commercially viable or successfully marketed. In addition, there can be no assurance that the Company will be successful in obtaining regulatory approval or developing any additional products, that if successful, it will be able to attract sufficient capital to complete any development and commercialization undertaken or that any such development and commercialization will be successful.

MARKETING AND DISTRIBUTION

     If regulatory approval is obtained for the Viratrol(R) device, the Alprox-TD(TM) cream or any products based on the NexACT(TM) technology, the Femprox(TM) formulation or any other products, of which there is no assurance, achieving market acceptance will still require substantial marketing efforts and the expenditure of significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of these products. Other than the sales and distribution network in China for generic pharmaceutical products acquired by the JV, the Company currently has no sales force or marketing organization. Therefore, the Company's operating results will depend largely on its ability to establish successful arrangements with domestic and international distributors and marketing partners. The Company intends to utilize this method of product distribution at least for the next two or three years. Although the Company began forging marketing and distribution relationships in Taiwan and Latin America during 1997 (see "Licensing Agreements and Other International Commercialization Efforts" above), there is no assurance that the Company will be able to establish additional adequate distribution or marketing arrangements or that any such current or prospective distributors and marketing partners will be successful in marketing the Company's products. The Company's long-term success may also depend, to a significant extent, on its ability to establish an effective internal marketing organization for which the Company will, among other things, have to attract and retain experienced marketing and sales personnel. No assurance can be given that the Company will be able to attract and retain qualified or experienced marketing and sales personnel or that any efforts undertaken by such personnel will be successful.

DEPENDENCE ON THIRD PARTY SUPPLIERS AND MANUFACTURERS

     Other than the equipment and technology acquired, and the facility leased, by the JV, the Company presently does not have any manufacturing capacity of its own but instead intends to rely on outside manufacturers. To be successful, the Company must be able to manufacture its products in commercial quantities at acceptable costs and, whether the Company manufactures its own products or contracts with third parties to do so, such manufacturing must comply with U.S. Good Manufacturing Practices ("GMP") or similar requirements of the countries in which the products will be marketed. Regulatory authorities such as the FDA generally will periodically inspect manufacturing facilities in order to assure compliance with applicable GMP or equivalent requirements. Foreign manufacturing facilities also are inspected if drugs manufactured at such facilities are imported for sale into the jurisdiction. With this in mind, the China Joint Venture expects, from its own cash flow and line of credit, which it is in the process of obtaining from the China Industrial and Commercial Bank, to fund the retrofitting of its manufacturing facility in order to meet new Chinese GMP standards. The inability or failure of a contract supplier or manufacturer to comply with GMP or similar foreign regulations or other regulatory requirements could have a material adverse effect on the Company's business in the relevant jurisdiction and therefore, depending on the size of the market, on the Company's financial condition and results of operations.

     The Company currently has one supplier of alprostadil, a chemical manufacturing subsidiary of a major European pharmaceutical company. Prices of alprostadil have been falling and the Company does not anticipate any problems in obtaining alprostadil or other supplies in commercial quantities for the manufacture of its proposed products.

     The Company currently has one supplier of its key NexACT(TM) enhancers, a small U.S. fine chemical manufacturer, and intends to establish at least one additional supplier within the next 12 months.

COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and characterized by extensive research efforts and rapid technological progress. The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. Even if the proposed products are approved for marketing, the Company will face major competitors in the transdermal drug-delivery sector of the industry and in the field of herpes treatment. With regard to erectile dysfunction, certain treatments exist, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, and the manufacturers of these products are expected to continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. Additional competitive therapies include an oral medication by Pfizer, Inc., which approved by the FDA on March 27, 1998. Other large pharmaceutical companies may also become actively engaged in the development of therapies for the treatment of erectile dysfunction. Such companies would have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures.

     There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research and developing products in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical,

Inc. have oral medications under development and Harvard Scientific Corp. is developing a system which uses a bottle and catheter to deliver a liquid containing micro-encapsulated alprostadil into the urethra. These entities may also market commercial products either on their own or through collaborative efforts. Furthermore, in October 1996, Vivus, Inc. received FDA approval for their MUSE(R) system, which is a device for the intra-uretheral delivery of a suppository containing alprostadil. Vivus, Inc. has entered partnerships and agreements for the development and distribution of MUSE(R) in various countries, including China. The Company's competitors may develop technologies and products that are available for sale prior to the Company's proposed products, or that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. If the Company is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

GOVERNMENT REGULATION

     The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by governmental authorities in most countries, including the United States. Prior to marketing in a particular jurisdiction, any pharmaceutical products developed or licensed by the Company will in most cases have to undergo an extensive regulatory approval process required by the governmental agencies in the intended market, such as the FDA in the United States and comparable agencies in other countries. This process, which may include pre-clinical studies and clinical trials of pharmaceutical products to establish safety and effectiveness and confirmation by the regulatory authority of the maintenance of the equivalent of U.S. GMP during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. Although approval in one major market may assist in obtaining approval elsewhere, the regulatory review process in each country can be lengthy and unpredictable, and the Company may encounter delays or rejections of one or more of its applications when submitted. If questions arise during the regulatory review process in a given country, approval may take a significantly longer period of time.

     After completion of clinical trials of a new product, which can take several months or years to complete, most countries require the approval of the relevant regulatory authority. If questions arise during the regulatory review process, approval may take a significantly longer period of time. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. None of the Company's products under development has been approved for marketing in the United States or elsewhere. No assurance can be given that the Company will be able to obtain regulatory approval in any country for any such products under development or that, if the products under development are approved by the FDA or foreign regulatory authorities, the Company will ever achieve significant revenues or profitable operations. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing their products, or limit the commercial use of the products in one or more markets, and thereby could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

     In order to justify the substantial investment of time and expense required to develop and commercialize its products, the Company is seeking proprietary protection for its pharmaceutical products so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend in part on the ability of the Company to obtain effective patent protection for the Company's proprietary technologies and products, defend such patents, preserve its trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in other countries. The patent position of firms relying upon medical and pharmaceutical technologies is highly uncertain and involves complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in such patents or the degree of protection afforded under the patents.

     The Company acquired two patents and two pending patent applications upon the completion of the transaction with Odontex. One of the patents expires in 2007 and the other in 2009. In addition, the Company has developed a new generation of absorption technology, which is in the process of being patented. The Company also owns two patents on the Viratrol(R) device, has two pending patent applications with respect to the technology, inventions and improvements that are significant to the Viratrol(R) device and intends to file several additional patent applications as a strategy to continue expanding the coverage on the device. One of the patents expires in 2009 and the other in 2015.

     The patent application and issuance process can be expected to take several months, if not years, and could entail considerable expense to the Company. There can be no assurance that patents, whether as to the Viratrol(R) device, the NexACT(TM) absorption enhancement technology or otherwise, will issue as a result of any applications or that the existing patent and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not infringe upon the claims of third-party patents or be invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Moreover, the Company does not have international patents covering all of the claims of its U.S. patents. The commercial success of the Company also will depend upon its avoidance of infringement of patents issued to competitors. A United States patent application is maintained under conditions of confidentiality while the application is pending, so the Company cannot determine the inventions being claimed in pending patent applications filed by third parties. Litigation may be necessary to defend or enforce the Company's patent and license rights or to determine the scope and validity of the proprietary rights of others. Defense and enforcement of patent claims can be expensive and time-consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of substantial resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties, or require the Company to alter its products or processes, or cease altogether any related research and development activities or product sales, any of which may have a material adverse effect on the Company's business, financial condition and results of operations.

     To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to any of the proposed projects of the Company, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.
In addition, the Company may also rely from time to time on trade secrets and proprietary know-how that it may seek to protect in part by its confidentiality agreements with its employees, consultants, advisors or others. There can be no assurance that these agreements will not be breached, that the Company would obtain adequate remedies for any breach, or that the Company's trade secrets or proprietary know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no legal recourse.

FOREIGN OPERATIONS

     The Company initially plans to market its products outside of the United States. The Company's results from operations may be affected by currency exchange rate fluctuations and other factors affecting international business, including legal or political changes in foreign countries.

PRODUCT PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MEASURES

     The levels of revenues and profitability of medical and pharmaceutical technology products and companies may be affected by efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. The United States Congress has considered a number of legislative and regulatory reforms that may affect companies engaged in the health care industry in the United States. Pricing constraints on the Company's products, if approved, could have a material adverse effect on the Company. In addition, the Company's ability to commercialize potential medical and/or pharmaceutical technology products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's product candidates.

     In the United States and elsewhere, successful commercialization of the Company's products will depend in part on the availability of reimbursement to the consumer from third-party health care payers, such as government and private insurance plans. There can be no assurance that such reimbursement will be available or will permit price levels sufficient to realize an appropriate return on the Company's investment and product development. Third party healthcare payers are becoming increasingly cost-conscious in determining which pharmaceutical products they will and will not reimburse. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

EMPLOYEES

     As of December 31, 1997, the Company had 17 full-time and five part-time employees, four of whom were executive management. As of March 20, 1998, the Company had 15 full-time and six part-time employees, three of whom were executive management. The Company believes its employee relationships are satisfactory.

COMPANY HISTORY AND GENERAL INFORMATION

  The Company was organized under the laws of the state of Nevada in October 1987 under the name Target Capital, Inc. The Company raised initial funds in 1988 through an offering pursuant to Regulation A of the Securities Act, selling 1 million shares of its Common Stock. Subsequently, the Company issued Common Stock to purchase twenty unpatented mining claims, which claims ultimately reverted to the government when not exploited by the Company. Its early business plans did not prove to be productive, and the Company became inactive until early 1994, when the Company acquired a patent for, and an unrefined research prototype of, a medical device for the treatment of herpes simplex diseases, in exchange for the issuance of 217,500 shares of Common Stock to Peter H. Lathrop and 17,500 shares of Common Stock to Steven K. Johnston, followed by the issuance of 41,375 shares of Common Stock in 1995 to eight individuals to acquire outstanding royalty rights (giving effect to the 20-for-1 reverse stock split on October 2, 1995). The Common Stock was valued at $.20 per share, with an aggregate value of $55,275. In 1994, the Company changed its name to BioElectric, Inc. In September 1995, the Company changed its name to NexMed, Inc., reflecting its broader-based business objectives. The Company's Common Stock has been quoted on the Over-the-Counter Bulletin Board since October 1995 under the symbol "NEXM." The Company has been a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since the effectiveness in May 1997 of the registration statement on Form 10-SB which the Company filed voluntarily in March 1997 pursuant to Section 12(g) of the Exchange Act.

     The Company's principal executive offices are located at 350 Corporate Boulevard, Robbinsville, New Jersey 08691, and its telephone number is (609) 208-9688. The Company's website is "www.nexmed.com". Through its subsidiaries, the Company has also established offices in Canada, Hong Kong and mainland China.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Through 1997, the Company leased approximately 500 square feet of Office Space for its headquarters at 6087 Triangle Drive, Commerce, California 90040 pursuant to a month-to-month arrangement. The rent for such space was $1,000 per month. In February 1998, The Company relocated its headquarters to New Jersey and, through its wholly-owned subsidiary, NexMed (U.S.A.), Inc., a Delaware corporation, began leasing approximately 6,010 square feet of office space at 350 Corporate Boulevard, Robbinsville, New Jersey 08691, pursuant to a five-year lease. In the second year, the Company will begin to lease approximately 5,540 square feet of warehouse space at the Robbinsville, New Jersey location. The Company's rent for such space is $6,510.83 per month in the first year, $9,742.50 in the second year and $10,916.25 thereafter. Pursuant to a research agreement between the Company and the University of Kansas, which expired on August 31, 1997, the Company paid $31,100 for access to and use of laboratory space at the University's Higuchi Biosciences Center during the 15-month term of the research agreement. The Company has agreed to another 12-month research agreement with the University of Kansas, pursuant to which the Company pays $5,000 per month for access to and the use of laboratory space.

     The Company's subsidiary, NexMed (Asia) Limited, leases 1,100 square feet of office space in Hong Kong pursuant to a 2-year arrangement. The rent for such space is $6,000 per month. Another of the Company's subsidiaries, NexMed (Americas) Limited, leases 1,000 square feet of office space in Mississauga, Ontario, Canada for $850 per month pursuant to a month-to-month arrangement.

The China Joint Venture leases 139,074 square feet of land and a 183,581 square-foot building in Zhongshan City, Guangdong Province, China for $21,084 per month, paid quarterly, pursuant to a 10-year lease.

ITEM 3.  LEGAL PROCEEDINGS.

     In January 1997, a complaint was filed against the Company in the District Court, Third Judicial District, Salt Lake County, State of Utah, by Genie Total Products, Inc., a

Nevada Corporation. It was alleged in the complaint that the plaintiff entered into a three-year agreement on December 1, 1993 to provide consulting and marketing services to the Company for a stated monthly amount, but that no payments were made. The President of Genie Total Products, Inc. is Clealon B. Mann, a resident of Salt Lake City, Utah. The suit, which claimed breach of contract, unjust enrichment and anticipatory breach of contract, requested damages of $388,062.50, plus interest, costs and attorney's fees. In November 1997, the suit was dismissed without prejudice on procedural grounds. There is a possibility that the plaintiff may file an amended complaint. Should an amended complaint be filed, the Company, which believes that this lawsuit is without merit, intends to defend its position vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters

     The Company's Common Stock has been quoted on the Over-the-Counter Bulletin Board since October 1995 under the symbol "NEXM." The following table sets forth, based on information received from the National Quotation Bureau, the high and low bid prices for the Common Stock for the quarters indicated. The quotations represent bid between dealers and do not include retail mark-up, mark-down or commissions, and do not represent actual transactions.

                                           THREE MONTHS ENDED
                          ----------------------------------------------------
1997                       March 31      June 30    September 30   December 31
----------------          ----------   ----------   ------------   -----------
High                          $2.875        $3.00       $2.875          $3.125
LOW                            1.00          1.50        1.00            1.00

1996
----------------
HIGH                            .875         2.00        2.75            1.00
LOW                             .50           .75        1.00             .875

1995(1)
----------------
HIGH                            .20           .20         .20             .625
LOW                             .20           .20         .10             .10

(1) On October 2, 1995, a reverse stock split of 20 to one became effective for all of the issued and outstanding shares of Common Stock. All 1995 quotations have been restated based on the reverse stock split.

  As of March 20, 1998, there were 191 holders of record of 6,195,098 shares of Common Stock.

DIVIDENDS

     The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES.

     In August 1995 the Company completed a Regulation S offering to 17 individuals, selling 33 million shares of Common Stock, for gross proceeds of $330,000.

After offering expenses and a commission paid to the placement agent, American Pacific Investments, Ltd., Hong Kong, the Company received net proceeds of approximately $267,000.

     In August 1995, the Company issued 827,500 shares of Common Stock with a total offering price of $8,275 to eight individuals to acquire the outstanding royalty rights to a device for the treatment of herpes simplex, in reliance upon
Section 4(2) of the Securities Act.

     On October 2, 1995, a reverse stock split of 20 to one became effective for all of the issued and outstanding shares of Common Stock.

     On February 16, 1996, the Company issued a total of 1.6 million shares of Common Stock, valued at $.50 per share and with a total offering price of $800,000, to 19 individuals, including certain of the Company's Officers, Directors, Scientific Advisory Committee members, attorneys and consultants, in reliance upon Section 4(2) of the Securities Act.

     In April 1996, the Company issued 12,500 shares of Common Stock, valued at $.50 per share and with a total offering price of $6,250, to three noteholders as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

     In May 1996, the Company completed a Regulation S offering of 500,000 shares of Common Stock to China Venture Investment (H.K.) Ltd. for gross proceeds of $1 million. In connection with the offering, 75,000 shares of Common Stock with a total value of $150,000 were issued as a commission to the placement agent, American Pacific Investments, Ltd., Hong Kong.

     In October 1996, the Company acquired technology relating to absorption enhancers for topical pharmaceutical formulations from Odontex, Inc. in exchange for 75,000 shares of Common Stock with a total value of $150,000, or $2.00 per share, issued in reliance upon Section 4(2) of the Securities Act.

     In November 1996, the Company issued a total of 322,500 shares of Common Stock at a total offering price of $645,000, or $2.00 per share, to five individual investors pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D promulgated thereunder.

     In November 1996, the Company issued warrants to purchase 150,000 shares of Common Stock at $1.00 per share to Pryor, Cashman, Sherman & Flynn, its outside legal counsel, as consideration for legal services performed relating to the sale of Common Stock in November 1996 and other matters. The estimated fair value of the Common Stock was $2.00 per share at that time. The warrants have a term of ten years and vest in equal installments over a three year period.

     In January 1997, the Company issued a $100,000 promissory note bearing interest at 10% per annum to one noteholder. The note must be repaid by December 31, 1997 and the noteholders may convert the unpaid note into common stock at a conversion price of $2.50 per share. In conjunction with the issuance of the note, the Company granted the purchaser of such note 7,500 shares of Common Stock. The Company has valued these shares at $15,000 ($2.00 per share).

     In February 1997, the Company completed a Regulation S offering of 1 million shares of Common Stock to four individuals and an offering of 62,500 shares of Common Stock to five individuals pursuant to an exemption for registration under the Securities Act provided by Rule 506 of Regulation D promulgated thereunder. The price of the Common Stock in both offerings was $2.00 per share and the total offering prices were $2 million and $125,000, respectively.

     In February 1997, the Company issued 13,750 shares of Common Stock with a total value of $27,500, or $2.00 per share, to one individual as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

     In March 1997, the Company issued 5,000 shares of Common Stock pursuant to exercise of one individual's option to purchase Common Stock at $.25 per share.

     In November 1997, in conjunction with the issuance of $1.82 million of unsecured subordinated notes, due on November 16, 1998 and bearing interest at six percent, the Company issued to the noteholders 455,000 warrants to purchase shares of Common Stock, exercisable for 12 months at $4.00 per share, in a private placement pursuant to Regulation S. In connection with the placement, the Company issued 455,000 of such warrants as a commission to the placement agent, China Everbright Investment Agency.

Item 6.  Plan of Operation.

     During the next 12 months, depending on the amount of funding available, the Company intends to expand its research, development and marketing activity and capability, both domestically and internationally, with regard to its proprietary pharmaceutical products, and intends to execute a business strategy with the goal of achieving a level of development and commercialization sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its products. The Company also intends to undertake the commercialization of new and off-patent products in particular international markets through strategic partners, licensees, importers and brokers. With respect to the United States, the Company intends to continue the FDA application and approval process for the Alprox-TD(TM) cream and commence such process for the Viratrol(R) herpes treatment device.

     The first step in the Company's plan for the next 12 months with regard to the research, development and commercialization of the Alprox-TD(TM) cream and the Viratrol(R) device is the completion of the clinical studies currently in progress on each of the two proposed products in China. It is expected that the studies on the Viratrol(R) device and the Alprox-TD(R) cream will be concluded during the second half of 1998. Both studies are subject to local government review at various stages, which could affect the delivery time of the final results. Pending satisfactory results, the Company expects that the clinical data generated should permit the Company to submit an application for manufacturing and marketing approval of the Alprox-TD(TM) cream in China and other developing-world countries, and a notification of sale for the Viratrol(R) device in Canada. During 1997, the Company completed a Phase II study in China on the Viratrol(R) device, involving 10 patients with recurrent herpes labialis. All of the subjects experienced full remission of symptoms after one to three days of the device-application regimen. Through Innapharma, the Company has initiated a 60-patient, double-blind study in China, which is expected to conclude in the fourth quarter of 1998.

     With respect to the approval of its products in the United States, the Company generated during the fourth quarter of 1997 the data necessary to file with the FDA an IND application for the Alprox-TD(TM) cream and completed a 60-patient (30 male and 30 female) Phase I study on the Alprox-TD(TM) cream during the fourth quarter of 1997. On January 15, 1998, the Company received clearance from the FDA for the initiation of Phase II, pending the completion of additional toxicology studies. With adequate funding, the Company expects to initiate Phase II studies in the United States in the second half of 1998.
Phase I studies assess the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied for a period of several months. The focus of Phase I is safety. If no major problems, such as toxicity, are discovered in Phase I, the next step is a Phase II study in which the drug's efficacy is determined by means of its administration to subjects who have the condition the drug is intended to treat. Researchers then assess whether the drug has a favorable effect on the condition and also begin to identify the correct dosage level (dose ranging). Phase II involves the study of up to several hundred subjects for approximately 12 months. The focus of Phase II is effectiveness with short-term safety.

     As part of the Company's strategy for developing, protecting and marketing its technology, the Company filed additional patent applications with respect to its products in 1997 and hopes in the next 12 months to secure U.S. and international strategic partners for its leading products under development. In this regard, and also with respect to its plans for the commercialization of generic pharmaceuticals, the Company intends to continue or initiate certain activities through, or with respect to, the China Joint Venture (see Part I, Item 1, "Description of Business - Business - Joint Venture in China"). First, the Company, through the JV, plans to continue and expand upon the production and distribution in China and export to other developing-world markets of certain generic drugs and Chinese herbal products currently approved and sold in China. In addition, pursuant to the joint-venture agreement, the Company is obligated to transfer to the JV the production rights to two new products. Towards the fulfillment of this obligation, the Company intends, upon the granting of regulatory approval, to use the JV to sponsor, manufacture and launch its proprietary products in China. In implementing these plans, the Company, through the JV, will have the benefit of an existing sales and customer base and distribution network, licenses to manufacture and market 156 generic drugs in China, 17 registered trademarks for the Chinese market, import and export licenses for finished products and raw materials, and equipment and technology for the production of various pharmaceutical dosage forms, including tablets, capsules, oral solutions and injections. Furthermore, the China Joint Venture expects, from its own cash flow and line of credit, which it is in the process of obtaining from the China Industrial and Commercial Bank, to fund the retrofitting of its manufacturing facility in order to meet new Chinese GMP standards.

     The Company expanded its international representation through the establishment of its own sales offices in North and South America, and partnering with local distribution companies in selective developing markets. In August 1997, the Company established NexMed (Americas) Limited ("NexMed Americas"), a wholly-owned subsidiary based in Ontario, Canada, responsible for the Company's North and South American manufacturing and distribution activities. In December, 1997, the Company, through NexMed International, concluded an agreement with two local partners for the establishment of a sales and marketing office in Lima, Peru. Under the agreement, the Company will own 70% of the joint-venture and has advanced $42,000 to it. The joint venture is in the process of obtaining registration as an accredited supplier, which will allow it to engage in sales to government agencies in Peru. The Company recognizes the potential of the Peruvian office, once established, to be a conduit for sales of generic pharmaceutical products in Latin America, and for the introduction of Alprox-TD(TM) to selective Latin American countries.

     The Company expects to enter into licensing agreements and receive certain licensing payments from licensing partners during the upcoming 12 months. In January 1997, the Company, through NexMed International, signed a license agreement with Lotus Medical Supply, Inc., a Taiwanese company. In addition, on October 2, 1997, the Company entered into a Supply and Distribution Agreement with Finadiet (see Part I, Item 1, "Description of Business"), an Argentinian manufacturer and distributor of urological pharmaceutical products, for the distribution of the Alprox-TD(TM) cream in Argentina and Uruguay. Under the agreement, the Company would manufacture and supply the Alprox-TD(TM) cream under a new trademark and packaging proposed for Latin America. Based on reports by Finadiet, the Company expects the product to be approved for distribution in Argentina by June 1998. Accordingly, the Company is currently seeking additional funding for its planned production activities in Canada. The Company believes that the regulatory approval of Alprox-TD(TM) in Argentina will represent an important milestone for initiating the regulatory processes in South American countries which are members of Mercosul, the regional common market. Moreover, it is anticipated that data from planned clinical studies would be valuable for the regulatory processes in the U.S. and other countries.

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

     The Company has incurred cumulative net operating losses of $7,959,629 since its inception as a medical and pharmaceutical technology company in 1994, and expects to incur substantial additional losses in completing the research, development and commercialization of Alprox-TD(TM), the Company's first new product based on the NexACT(TM) technology. Accordingly, the Company will require additional funding to reach certain goals. In order to complete the pre-Phase II toxicology studies for the Alprox-TD(TM) cream and Phase I studies on the Femprox(TM) formulation, and file an IDE for the Viratrol(R) device in the U.S., the Company will need to raise $2 million. As of December 31, 1997, NexMed Asia had contributed $1.87 million to the China Joint Venture. The Company intends to invest the remaining $300,000 of its first year obligation for the China Joint Venture by the third quarter of 1998. In addition, the Company expects to allocate $1.5 million for international operations, which will include the initiation of production activities in Canada of the Alprox-TD(TM) cream for, upon regulatory approval, its introduction in the Argentinian and Uruguayan markets.

     The Company does not expect to acquire any significant or expensive large-scale equipment or instruments within the coming 12 months, with the exception that the China Joint Venture plans to spend $650,000 for upgrading its production facilities and acquiring new equipment. The Company believes that its planned $3.5 million investment in the China Joint Venture will include adequate funding for the proposed renovation work in order to upgrade certain of its operations to revised Chinese GMP standards by the third quarter of 1997, as well as for the commercialization of the Alprox-TD(TM) cream product, once regulatory approval is obtained in China.

     Currently, the Company has 15 full-time employees in the U.S. and Hong Kong and expects during the next 12 months to hire five additional employees, at the anticipated cost with regard to salary and benefits to be approximately $1.5 million per annum.

  In order to meet the aforementioned immediate funding requirements, repay short-term indebtedness and maintain day-to-day operations, the Company estimates that it will require $6.5 million over the next 12 months. The Company's ability to implement the foregoing plan of operation is dependent on its ability to raise sufficient equity capital, which the Company currently intends to seek through private placements. The Company is currently engaged in discussions with prospective investors. If the Company is unable to obtain adequate funding in a timely manner, it will most likely have to modify, postpone, curtail or abandon a number of the plans and initiatives discussed above.

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

ITEM 7.  FINANCIAL STATEMENTS.


                                 NEXMED, INC.
                         (a development stage company)

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
REPORT OF INDEPENDENT ACCOUNTANTS.................................................................   27

INDEPENDENT AUDITORS REPORT.......................................................................   28

FINANCIAL STATEMENTS

     Consolidated Balance Sheet - December 31, 1997...............................................   29

     Consolidated Statement of Operations for the years ended December 31, 1997 and 1996,
       and for the period from inception (January 1, 1994) through December 31, 1997..............   30

     Consolidated Statement of Changes in Stockholders' Equity for the period from inception
       (January 1, 1994) through December 31, 1997................................................   31

     Consolidated Statement of Cash Flows for the years ended December 31, 1997 and 1996,
       and for the period from inception (January 1, 1994) through December 31, 1997..............   32

NOTES TO FINANCIAL STATEMENTS.....................................................................   33

                      Report of Independent Accountants

To the Board of Directors and Stockholders of NexMed, Inc.

In our opinion, based upon our audit and the reports of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material aspects, the financial position of NexMed, Inc. and its subsidiaries (a development stage company) (the "Company") at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 and the period from inception (January 1, 1994) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of NexMed, Inc. for the period from inception (January 1, 1994) through December 31, 1995, which statements reflect 12% of the cumulative net loss and 9%, 0% and 6% of the cumulative net cash flows from operating, investing and financing activities, respectively, from inception (January 1, 1994) through December 31, 1997. These statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to the amounts for the period from inception (January 1, 1994) through December 31, 1995 is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has incurred operating losses since inception. These and other factors, as discussed in Note 1, raise substantial doubt about its ability to continue as a going concern. As such, the Company is dependent on capital infusions from existing and new investors to fund operations. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Price Waterhouse LLP
New York, New York
March 2, 1998

Independent Auditor's Report
----------------------------

Board of Directors
NexMed, Inc.

In our opinion, the accompanying consolidated statements of operations, of cash flows and of changes in stockholders' equity for the period from inception (January 1, 1994) through December 31, 1995 (not presented separately herein) present fairly, in all material respects, the results of operations and cash flows of NexMed, Inc. for the period from inception (January 1, 1994) through December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of NexMed, Inc. for any period subsequent to December 31, 1995.

BOROS & FARRINGTON, APC
San Diego, California
May 10, 1996

NexMed, Inc.
(A development stage company)
Consolidated Balance Sheet

------------------------------------------------------------------------------------------
                                                                       December 31, 1997
Assets
Current assets:
  Cash and cash equivalents                                               $  133,189
  Prepaid expenses                                                            69,254
                                                                          ----------
     Total current assets                                                    202,443
                                                                          ----------
  Equipment                                                                  218,294
  Furniture                                                                   18,001
                                                                          ----------
     Total equipment and furniture                                           236,295
  Less accumulated depreciation                                               35,942
                                                                          ----------
                                                                             200,353
                                                                          ----------
Debt issuance costs, net of accumulated amortization of $8,588                60,117
Advance to Joint Venture                                                   1,870,000
                                                                          ----------
     Total Assets                                                         $2,332,913
                                                                          ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                           $2,568,583
  Accounts payable                                                           608,313
  Accrued expenses                                                            82,276
                                                                          ----------
     Total current liabilities                                             3,259,172
                                                                          ----------
Commitments and contingencies (Notes 1, 3, 9 and 10)                              -
Stockholders' equity:
  Preferred stock $.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                   -
  Common stock, $.001 par value, 40,000,000 shares authorized,
    6,180,098 shares issued and outstanding                                    6,180
  Additional paid-in capital                                               7,300,453
  Accumulated deficit                                                     (8,181,434)
                                                                          ----------
                                                                            (874,801)
Less:  Deferred compensation                                                 (51,458)
                                                                          ----------
     Total stockholders' equity                                             (926,259)
                                                                          ----------
     Total liabilities and stockholders' equity                           $2,332,913
                                                                          ==========

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
(A development stage company)
Consolidated Statement of Operations

---------------------------------------------------------------------------------------------------
                                                                                 January 1, 1994
                                                                                   (inception of
                                                      For the Year Ended        development stage)
                                                        December 31,             to December 31,
                                                     1997         1996                1997
Revenue                                        $    56,175     $      --          $    56,175
                                               -----------     -----------        -----------
Operating expenses
  Selling, general and administrative            1,824,857       2,076,360          4,047,766
  Research and development                       2,078,517       1,040,396          3,951,280
                                               -----------     -----------        -----------
     Total operating expenses                    3,903,374       3,116,756          7,999,046
                                               -----------     -----------        -----------
Loss from operations                            (3,847,199)     (3,116,756)        (7,942,871)

Interest expense, net                               10,267           1,637             16,758
                                               -----------     -----------        -----------
     Net loss                                  $(3,857,466)    $(3,118,393)       $(7,959,629)
                                               ===========     ===========        ===========
Basic and diluted loss per share               $      (.63)    $      (.72)
                                               ===========     ===========
Weighted average common shares outstanding
  used for basic and diluted loss per share      6,077,475       4,327,548
                                               ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
(A development stage company)
Consolidated Statement of Changes in Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------
                                            Common      Common         Additional                                        Total
                                             Stock       Stock          Paid-In      Accumulated      Deferred       Stockholders'
                                           (Shares)     (Amount)        Capital        Deficit       Compensation        Equity
Balance at inception of
 development stage (January 1, 1994)        296,465    $     296      $  224,865     $  (221,805)    $      --       $     3,356
Issuance of common stock
 for patents and other devices              267,500          268         374,232              --            --           374,500
Issuance of common stock for
  service                                   135,214          135         189,164              --            --           189,299
Issuance of common stock for cash            95,794           96         134,014              --            --           134,110
Net loss                                         --           --              --        (719,382)           --          (719,382)
                                         ----------    ---------      ----------     -----------     ---------       -----------
Balance at December 31, 1994                794,973          795         922,275        (941,187)           --           (18,117)

Issuance of common stock for cash         1,650,000        1,650         265,062              --            --           266,712
Issuance of common stock for
  royalty rights                             41,375           41           8,234              --            --             8,275
Net loss                                         --           --              --        (264,388)           --          (264,388)
                                         ----------    ---------      ----------     -----------     ---------       -----------
Balance at December 31, 1995              2,486,348        2,486       1,195,571      (1,205,575)           --            (7,518)

Issuance of common stock for
  services                                1,600,000        1,600         798,400              --            --           800,000
Issuance of common stock
  with notes payable                         12,500           13           6,237              --            --             6,250
Issuance of common stock for cash           897,500          897       1,605,199              --            --         1,606,096
Issuance of compensatory
  options to consultants                         --           --         317,200              --       (60,062)          257,138
Vesting of performance based options             --           --         665,000              --            --           665,000
Issuance of common stock for
  patents and other technology               75,000           75         149,925              --            --           150,000
Issuance of compensatory
  warrants to an advisor                         --           --         109,500              --            --           109,500
Net loss                                         --           --              --      (3,118,393)           --        (3,118,393)
                                         ----------    ---------      ----------     -----------     ---------       -----------
Balance at December 31, 1996              5,071,348        5,071       4,847,032      (4,323,968)      (60,062)          468,073

Issuance of common stock
  for cash                                1,062,500        1,062       2,093,908              --            --         2,094,970
Issuance of common stock
  with note payable                           7,500            8          14,992              --            --            15,000
Issuance of common stock upon
  conversion of note payable                 13,750           14          27,486              --            --            27,500
Issuance of common stock upon
  exercise of stock options                  25,000           25           6,225              --            --             6,250
Issuance of compensatory
  options to consultants                         --           --         129,400              --       (81,600)           47,800
Issuance of warrants with
  notes payable                                  --           --         137,410              --            --           137,410
Issuance of compensatory
  warrants to a consultant                       --           --          44,000              --            --            44,000
Amortization of deferred
  compensation expense                                                                                  90,204            90,204
Net loss                                         --           --              --      (3,857,466)           --        (3,857,466)
                                         ----------    ---------      ----------     -----------     ---------       -----------
Balance at December 31, 1997              6,180,098    $   6,180      $7,300,453     $(8,181,434)     $(51,458)      $  (926,259)
                                         ==========    =========      ==========     ===========     =========       ===========

    The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
(A development stage company)
Consolidated Statement of Cash Flows

--------------------------------------------------------------------------------------------------------
                                                                                       January 1, 1994
                                                                                         (inception of
                                                            For the Year Ended         development stage)
                                                                December 31,            to December 31,
                                                             1997          1996               1997
Cash flows from operating activities
  Net (loss)                                            $(3,857,466)    $(3,118,393)    $(7,959,629)
  Adjustments to reconcile net loss to net cash
    from operating activities
    Depreciation                                             31,684           4,258          35,942
    Amortization of debt discount and debt
     issuance costs                                          32,176            --            32,176
    Stock issued for patents and other rights                  --           150,000         532,775
    Noncash compensation expense                            181,984       1,837,888       2,209,171
    Noncash interest expense                                  2,519            --             2,519
    Increase in prepaid expense                             (39,254)        (30,000)        (69,254)
    Decrease in other assets                                   --             9,800           1,825
    Increase in accounts payable                            522,905          79,731         608,312
    Increase in accrued liabilities                          76,279           5,998          82,277
                                                        -----------     -----------     -----------
     Net cash used in operating activities               (3,049,173)     (1,060,718)     (4,523,886)
                                                        -----------     -----------     -----------
Cash flows from investing activities
  Capital expenditures                                     (147,135)        (89,160)       (236,295)
  Advances to joint ventures                             (1,570,000)       (300,000)     (1,870,000)
                                                        -----------     -----------     -----------
     Net cash used in investing activities               (1,717,135)       (389,160)     (2,106,295)
                                                        -----------     -----------     -----------
Cash flows from financing activities
  Issuance of common stock, net of offering costs         2,094,970       1,606,096       4,101,888
  Proceeds from the exercise of options                       6,250            --             6,250
  Issuance of notes payable                               2,628,700         140,000       2,793,700
  Repayment of notes payable                                (25,000)       (115,000)       (140,000)
                                                        -----------     -----------     -----------
     Net cash from financing activities                   4,704,920       1,631,096       6,761,838
                                                        -----------     -----------     -----------
Net (decrease) increase in cash and cash equivalents        (61,388)        181,218         131,657
Cash and cash equivalents
  Beginning of period                                       194,577          13,359           1,532
                                                        -----------     -----------     -----------
  End of period                                         $   133,189     $   194,577     $   133,189
                                                        ===========     ===========     ===========

    The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
1. Organization and Basis of Presentation

   Organization
   The Company, formerly known as BioElectric, Inc. and previously as Target Capital, Inc., was incorporated in Nevada in 1987. In January 1994, the Company began research and development of a device for the treatment of herpes simplex. The Company, since 1995, has conducted research and development both domestically and abroad on proprietary pharmaceutical products, with the goal of growing through acquisition and development of pharmaceutical products and technology. Prior to January 1994, the Company was engaged in other businesses which were not successful.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception as a medical and pharmaceutical technology company in 1994, the Company has incurred cumulative net operating losses of $7,959,629 and expects to incur substantial additional losses in completing the research, development and commercialization of its technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. Management is actively pursuing various options which include securing additional equity and/or debt financing and believes that sufficient funding will be available to meet its planned business objectives. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Principles

   Significant accounting principles followed by the Company in preparing its financial statements are as follows:

   Principles of consolidation
   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NexMed (U.S.A.), Inc., NexMed (Holdings), Inc., NexMed International Limited, a British Virgin Islands Company based in Hong Kong, NexMed (Asia) Limited, a Hong Kong Company, and NexMed (Americas) Limited, a Nova Scotia Company. All significant intercompany transactions have been eliminated.

   Cash and cash equivalents
   For purposes of the statement of cash flows, cash equivalents represent all highly liquid investments with an original maturity date of three months or less.

   Fair value of financial instruments
   The carrying value of cash and cash equivalents, notes payable and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Equipment
   Depreciable assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (five years).

   Research and development
   Research and development costs are expensed as incurred and include the cost of third parties who conduct research and development, pursuant to development and consulting agreements, on behalf of the Company.

   Income taxes
   Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

   Loss per common share
   Effective December 31, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stack arrangements). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

   All prior periods presented have been restated for the adoption of FAS 128. The adoption of FAS 128 did not have any impact on the loss per share of prior periods.

   At December 31, 1997, outstanding options to purchase 2,930,000 shares of common stock with exercise prices ranging from $.25 to $2.00 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 1,085,000 shares of common stock with exercise prices ranging from $2.00 to $4.00 have also been excluded from the computation of diluted loss per share as they are antidilutive. Common shares issuable upon conversion of a note payable have also been excluded from the computation of diluted loss per share as they are antidilutive.

   Accounting estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Accounting for stock based compensation
   During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

   Concentration of credit risk
   The Company has cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal.

   Supplemental cash flow information
   The Company paid interest of $19,873 and $2,734 in 1997 and 1996, respectively.

   In February 1997, a holder of a $25,000 note payable elected to convert the principal and accrued but unpaid interest, in the amount of $2,500 thereon, into 13,750 shares of the Company's common stock.

   New accounting pronouncements
   In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires disclosure of information about operating segments in annual financial statements for reporting periods beginning subsequent to December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of FAS 131 is not expected to have a material impact on the Company's financial statements.

3.  Joint Venture Agreements

    In July 1997, the Company, through its wholly-owned subsidiary, NexMed
    (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV") with Zhongshan Xiaolan Pharmaceuticals Factory. In September 1997, the Joint Venture

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   received all necessary Chinese government approvals. Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and is required to make additional contributions by September 1999 and 2000 of $700,000 and $630,000, respectively, in exchange for 70% of the registered capital of the JV. As of December 31, 1997, the Company had placed $1,870,000 of the initial payment in escrow, pending funding of the entire $2,170,000 initial payment. Effective January 1, 1998, the Company was given an extension of time to fund the remaining portion of the initial payment and the $1,870,000 was released from escrow (see Note 10).

   During 1996, the Company, through its wholly-owned subsidiary, NexMed International Limited, entered into an agreement to form a Chinese joint-venture company with Guangdong Pharmaceutical and Health Products Import-Export Company and Zhongshan Shiqi Pharmaceutical Factory (the "Guangdong JV"). In July 1997, the Company and its Guangdong JV partners terminated their agreement to form the Guangdong JV. In September 1997, $300,000 which the Company had advanced to its Guangdong JV partners to form the Guangdong JV was returned.

4. Notes Payable

   In January 1997, the Company issued a $100,000 convertible promissory note bearing interest at 10% per annum. The note is due on December 31, 1997 and the note holders may convert the unpaid note into common stock at a conversion price of $2.50 per share. In conjunction with the issuance of the note, the Company granted the purchaser of such note 7,500 shares of common stock. The Company valued these shares at $15,000 ($2.00 per share) which was accounted for as debt discount and amortized over the life of the note (see
   Note 10).

   In October 1997, the Company issued a $200,000 promissory note. The principal amount of the note, together with interest in the amount of $30,000, is due on April 17, 1998.

   In November 1997, the Company issued a $458,700 promissory note. The principal amount of the note, together with interest in the amount of $24,400, is due on January 14, 1998 (see Note 10).

   In November 1997, the Company completed a private placement of unsecured subordinated notes bearing interest at 6% per annum (the "6% Notes"), in the cumulative principal amount of $1,820,000. The 6% Notes, together with accrued but unpaid interest thereon, are due on November 16, 1998. In conjunction with the issuance of the 6% Notes, the Company granted warrants to purchase shares of the Company's common stock to the holders of the 6% Notes and to a placement agent (see Note 7).

   In December 1997, the Company issued a $50,000 promissory note bearing interest at 15% per annum. The note and unpaid interest are due on June 27, 1998.

5. Common Stock

   On September 1, 1995, the Company's Board of Directors authorized a 20-for-1 reverse stock split of the Company's common stock which was effective on October 2, 1995. All shares of common stock,

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   common stock options and warrants and per share amounts included in these financial statements have been restated to give retroactive effect to the reverse stock split for all periods presented.

   On September 15, 1996, the Company's Board of Directors amended the Certificate of Incorporation of the Corporation to authorize 10,000,000 shares of preferred stock and decrease the number of authorized shares of common stock from 50,000,000 to 40,000,000.

   During August 1995, the Company sold 1,650,000 shares of common stock at an offering priced at $0.20 per share. The Company recorded net proceeds of $266,712 from the sale.

   In August 1995, the Company issued 41,375 shares to acquire the outstanding royalty rights to its device for the treatment of herpes simplex, which the Company will attempt to develop into a viable product. These shares were valued at $8,275 ($.20 per share), resulting in a charge to research and development expense.

   During February 1996, the Company issued 1,600,000 shares of common stock to employees and consultants, primarily in consideration of past services, valued at $.50 per share, resulting in a charge to operations of $800,000.

   During April 1996, the Company issued 12,500 shares of common stock in conjunction with notes issued in December 1995, January 1996 and February 1996. These shares were valued at $.50 each resulting in a charge to interest expense of $6,250 (see Note 4).

   During May 1996, the Company received net proceeds of $986,096 in connection with the private placement of 500,000 shares of its common stock at $2.00 per share. In connection with this offering, the Company issued 75,000 shares to the placement agent as compensation for the private placement.

   During October 1996, the Company issued 75,000 shares of common stock to acquire the rights to certain technology which the Company will attempt to develop into a viable product. The shares were valued at $150,000 ($2.00 per share), resulting in a charge to research and development expense.

   During November 1996, the Company sold 322,500 shares of common stock at $2.00 share and received net proceeds of $620,000.

   In February 1997, the holder of a $25,000 note payable elected to convert the principal and interest due into 13,750 shares of common stock.

   In February 1997, the Company completed a private placement of 1,062,500 shares of common stock at $2.00 per share in a private placement, receiving net proceeds of $2,094,970.

6. Stock Options

   In November 1995, the Company granted options to certain employees and key individuals to purchase 340,000 shares of its common stock at an exercise price of $0.25 per share, which was the estimated

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   fair value of the common stock at that time. These options are fully vested and expire on December 1, 1998.

   In November 1995, the Company also granted options to certain officers and directors to purchase up to 560,000 shares of its common stock at an exercise price of $0.25 per share, which was the estimated fair value of the common stock at that time. The vesting of these options is contingent upon reaching certain market capitalization levels, as defined in the option agreements. 135,000 options vest if market capitalization reaches $2,000,000 by December 31, 1997 and an additional 135,000, 140,000 and 150,000 options vest if market capitalization reaches $3,000,000, $5,000,000 and $10,000,000, respectively, by December 31, 1998. These options expire on December 1, 2002. During 1996, the market capitalization, as defined, of the Company exceeded $5,000,000, resulting in the vesting of 410,000 of these options and the recording of $665,000 of expense.

   During October 1996 the Company adopted a Non-Qualified Stock Option Plan ("Stock Option Plan") and reserved 100,000 shares of common stock for issuance pursuant to the Plan. During December 1996, the Company also adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan ("the Incentive Plan") and The NexMed, Inc. Recognition and Retention Stock Incentive Plan ("the Recognition Plan"). A total of 2,000,000 shares were set aside for these two plans. In July 1997, the Board of Directors increased the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 4,000,000.

   In connection with the acquisition of technology in October 1996 described in
   Note 5, the Company entered into a consulting agreement with the developer of the technology. Under the terms of the agreement, the Company issued options to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. The estimated fair value of the Company's common stock was $2.00 per share at that time. Under the option agreement, 20,000 shares vest immediately, 10,000 shares vest as of January 31, 1997, and 10,000 shares vest as of April 30, 1997. The Company recorded $45,568 of research and development expense in 1997 related to this option agreement. Deferred compensation related to these options is recorded as a reduction of stockholders' equity and will be amortized over the remaining option vesting period.

   In December 1996, under the Incentive Plan, the Company issued 1,185,000 options to key employees at an exercise price of $2.00 per share, which was the estimated fair value of the common stock at that time. Provided the employee remains in service to the Company, the options vest at December 31, 1997, 1998 and 1999 and expire in December 2006.

   In December 1996, under the Stock Option Plan, the Company also issued 50,000 options to key employees with an exercise price of $2.00 per share, which was the estimated fair value of the common stock at that time. These options expire in December 2006.

   In December 1996, under the Recognition Plan, the Company also issued 230,000 options to directors and consultants at an exercise price of $2.00 per share, which was the estimated fair value of the common stock at that time. Compensation expense of $209,000 was recorded for this grant.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   In December 1996, under the Recognition Plan, the Company also issued 60,000 options to a director at an exercise price of $2.00 per share that vest in December 1997, 1998 and 1999 provided the director remains in service to the Company. Compensation expense of $2,570 was recorded for these grants. Deferred compensation relating to these options is recorded as a reduction in stockholders' equity and will be amortized over the remaining option vesting period.

   In December 1996, under the Recognition Plan, the Company also issued 50,000 options to a consultant at an exercise price of $2.00 per share, which was the estimated fair value of the common stock at that time. If the consultant meets certain performance goals the options would vest in December 1997 and expire in December 2006. If he does not meet the performance goals, the options expire on December 31, 1997. As of December 31, 1997, the consultant did not meet the performance goals, and the options were cancelled.

   During 1997, the Company granted 475,000 options to employees and directors under the Incentive Plan at an exercise price of $2.00 per share, which was the estimated fair value of the common stock on the date of grant. 400,000 of such options vest in equal installments over five years and 75,000 of such options vest in equal installments over three years. All of such options expire in 2007.

   During 1997, the Company granted 85,000 options to a director and a consultant under the Recognition Plan at an exercise price of $2.00 per share, which was the estimated fair value of the common stock on the date of grant. 10,000 of such options are immediately exercisable and the remaining 75,000 options vest in equal installments in December 1997, 1998 and 1999 and expire in 2007. During the year ended December 31, 1997, the Company recognized $81,600 in deferred compensation expense related to these options which is being amortized over the vesting period.

   During 1997, the Company also granted 50,000 options to a consultant under the Recognition Plan at an exercise price of $2.00 per share, which was the estimated fair value of the common stock on the date of grant. The options are immediately exercisable and expire in 2007. The Company has recorded $47,800 in expense related to these options during the year ended December 31, 1997.

   The fair value of each option and warrant (see Note 7) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:

   Dividend yield         0.0%
   Risk-free yields       5.89% - 6.71%
   Expected volatility    65.0%
   Option terms           1-10 years

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   A summary of stock option activity is as follows:

                                                                                              Weighted
                                                                                              Average
                                                                           Number of          Exercise
                                                                             Shares             Price
    Outstanding at December 31, 1994                                               -                -
     Granted                                                                  900,000           $ .25
                                                                            ---------
    Outstanding at December 31, 1995                                          900,000           $ .25
     Granted                                                                1,615,000           $1.98
                                                                            ---------
    Outstanding at December 31, 1996                                        2,515,000           $1.36
     Granted                                                                  600,000           $2.00
     Exercised                                                                (25,000)          $ .25
     Forfeited                                                               (100,000)          $2.00
     Cancelled                                                                (60,000)          $2.00
                                                                            ---------
    Outstanding at December 31, 1997 at $.25 per share                        835,000           $ .25
    Outstanding at December 31, 1997 at $1.00 per share                        40,000           $1.00
    Outstanding at December 31, 1997 at $2.00 per share                     2,055,000           $2.00
                                                                            ---------
    Total outstanding at December 31, 1997                                  2,930,000           $1.49
                                                                            =========
    Exercisable at December 31, 1997                                        1,478,000           $1.14
                                                                            =========
    Options available for grant at December 31,  1997                       1,985,000
                                                                            =========
    Weighted average remaining contractual life for options at $.25         3.4 years
    Weighted average remaining contractual life for options at $1.00        8.9 years
    Weighted average remaining contractual life for options at $2.00        9.1 years

    Had compensation cost for option grants to employees pursuant to the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share, for the years ended December 31, 1997 and 1996, would have been increased by approximately $455,200 and $91,200, respectively, or $.07 and $.02 per share, respectively.

7.  Warrants

    During November 1996, the Board of Directors approved the issuance of warrants to purchase 150,000 shares of common stock at $1.00 per share to its outside legal counsel as consideration for legal services performed relating to the sale of common stock in November 1997 and other matters. The estimated fair value of the Company's common stock was $2.00 per share at that time. The warrants have a term of ten years and vest in equal installments over a three year period. The issue of these warrants resulted in additional legal expense of $109,500 in 1996. No warrants have been exercised as of December 31, 1997.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   In conjunction with the issuance of the 6% Notes (see Note 4), the note holders received warrants to purchase 455,000 shares of the Company's common stock at an exercise price of $4.00. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $68,705 which has been accounted for as a debt discount and is being amortized over the life of the 6% Notes. Additionally, the Company issued 455,000 warrants to purchase shares of the Company's common stock at an exercise price of $4.00 per share to a placement agent. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $68,705 which has been classified as debt issuance costs and is being amortized over the life of the 6% Notes.

   In December 1997, the Company issued warrants to purchase 50,000 shares of common stock at $4.00 per share to a consultant. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The warrants have a term of five years and are immediately exercisable. The Company recognized expense of $44,000 for the year ended December 31, 1997 related to these warrants.

8. Income Taxes

   The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $8,000,000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

   The net operating loss carryforwards result in a noncurrent deferred tax benefit at December 31, 1997 of approximately $3,180,000. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

   For the years ended December 31, 1997 and 1996, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

9. Commitments and Contingencies

   The Company is a party to several short-term consulting and research agreements which, generally, can be cancelled at will by either party.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   The Company leases office space under operating lease agreements expiring in February 2003. Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1997:

    1998                                                       $124,000
    1999                                                        188,100
    2000                                                        148,100
    2001                                                        131,000
    2002                                                        131,000
    Thereafter                                                   21,800
                                                               --------
        Total                                                  $744,000
                                                               ========

   The Company also leases office space under a short-term lease agreement. Rent expense was $75,200 and $8,500 in 1997 and 1996, respectively.

   Litigation
   In January 1997, a complaint was filed against the Company by a corporation claiming breach of contract, unjust enrichment and anticipatory breach of contract relating to a marketing and consulting agreement. The corporation requested damages of $388,062, plus interest, costs and attorney's fees. In November 1997, the claim was dismissed without prejudice on procedural grounds. There is a possibility that the plaintiff may file an amended compliant. The Company believes that this claim is without merit and, should an amended complaint be filed, intends to defend its position vigorously.

10. Subsequent Events

   In January 1998, the Company and the holder of a $100,000 convertible note payable agreed to extended the term of the note until January 1, 1999, increase the interest rate to 12% per annum and lower the conversion price to $1.25 per share. Additionally, the note holder was given the right to request payment of the note if the Company raises additional equity capital in excess of $1,000,000 (see Note 4).

   In January 1998, the Company and the holder of a $458,700 note payable rolled over the outstanding principal and unpaid interest, in the amount of $24,400, into a new note. The new note, in the principal amount of $483,100, bears interest at 12% per annum and is payable, together with accrued but unpaid interest, in July 1998. Additionally, the note holder was given the right to request payment of the note if the Company raises additional equity capital in excess of $3,000,000 (see Note 4).

   In January and February 1998, the Company issued notes payable in the aggregate principal amount of $216,000. The notes bear interest at rates ranging from 12% to 15% per annum. The notes are payable, together with accrued but unpaid interest, on various dates through January 1999.

NexMed, Inc.
(A development stage company)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

   Effective January 1998, the Company entered into a consulting agreement with an investor relations firm expiring in December 1998. Under the terms of the agreement, the investor relations firm is to receive compensation of $6,000 per month and options to purchase 120,000 shares of the Company's common stock. 60,000 of such options have an exercise price of $2.00 per share and vest on March 1, 1998. The remaining 60,000 of such options have an exercise price of $3.00 per share and will vest on March 1, 1999, if the consulting agreement is renewed.

   Effective January 1, 1998, the Company's JV partner, Zhongshan Xiaolan Pharmaceuticals Factory, agreed to extend the due date for completing the initial payment due under the JV agreement until September 25, 1998 (see Note
   3). The $1,870,000 held in escrow as of December 31, 1997 was released to the JV and the parties agreed that the effective date for completion of the initial payment would be January 1, 1998. The parties further agreed that if the Company was unable to complete the initial payment by September 25, 1998, the Company and the JV partner would re-divide the percentage ownership of the JV according to the ratio of actual investments. As of and for the year ended December 31, 1997, the JV had unaudited proforma assets and revenues of approximately $5,100,000 and $ 6,900,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors
--------------------------------

     The Executive Officers and Directors of the Company are set forth below.

NAME                           AGE    TITLE
----                           ---    -----
Y. Joseph Mo, Ph.D.            50     Chairman of the Board of Directors,
                                      President and Chief Executive Officer

James L. Yeager, Ph.D.         51     Vice President, Business Development

Vivian H. Liu                  36     Vice President, Corporate Affairs and
                                        Secretary

Gilbert S. Banker, Ph.D.       66     Director

Robert W. Gracy, Ph.D.         57     Director

Yu-Chung Wei                   35     Director

     The Company has three classes of Directors. At each annual meeting of shareholders, the successors to the class of Directors whose terms expire at that meeting shall be elected for a three-year term.

     Y. Joseph Mo, Ph.D. Dr. Mo has been Chairman of Board of Directors, President and Chief Executive Officer of the Company since joining the Company in 1995. Prior to joining the Company, Dr. Mo was president of Sunbofa Group, Inc., an investment consulting company. From 1991 to 1994, he was President of the Chemical Division, and from 1988 to 1994 the Vice President of Manufacturing and Medicinal Chemistry, of Greenwich Pharmaceuticals, Inc. Prior thereto, he served in various executive positions with several major pharmaceutical companies, including Johnson & Johnson, Rorer Pharmaceuticals, and predecessors of SmithKline Beecham. Dr. Mo received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1977.

     James L. Yeager, Ph.D. Dr. Yeager has been Vice President, Business Development since June 1996. Prior to joining the Company, Dr. Yeager was the Vice President of Research and Development for Pharmedic Company, during which time he specialized in the building and managing of new product development programs. From 1989 to 1992, Dr. Yeager held international managerial positions with Abbott

Laboratories. Dr. Yeager received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1978. Dr. Yeager is also a member of the Company's Scientific Advisory Committee. Dr. Yeager commenced full-time employment with the Company on January 1, 1997.

     Vivian H. Liu. Ms. Liu has been Vice President, Corporate Affairs and Secretary of the Company since September 1995. In 1994, while the Company was in a transitional period, Ms. Liu served as its Chief Executive Officer. In addition, from September 1995 to September 1997, Ms. Liu had the title of Treasurer. From 1985 to 1994, she was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her Masters Degree in International Finance from the University of Southern California, and a Bachelor of Arts degree in International Trade from the University of California, Berkeley.

     Gilbert S. Banker, Ph.D. Dr. Banker has been a Director of the Company since September 1995. Since 1992, Dr. Banker has been Dean and a distinguished professor of the College of Pharmacy at the University of Iowa. From 1985 to 1992, he was Dean and Professor of the College of Pharmacy at the University of Minnesota. Prior to that time, he was the Department Head of Industrial and Physical Pharmacy at Purdue University for 18 years. Dr. Banker has authored numerous publications, lectures internationally and consults to several major pharmaceutical companies. Dr. Banker received his Ph.D. in Industrial Pharmacy from Purdue University in 1957. Dr. Banker is also a member of the Company's Scientific Advisory Committee.

     Robert W. Gracy, Ph.D. Dr. Gracy has been a Director of the Company since January 1997. Dr. Gracy is the Dean for Research and Biotechnology and Associate Dean for Basic Science at the University of North Texas Health Science Center in Fort Worth, Texas. Since 1985, Dr. Gracy has received over $5 million in research grants and contracts. His current projects focus on three aspects of the biochemical changes associated with aging: changes at the cellular level, wound and tissue repair, and vision impairment. Dr. Gracy is a consultant to number of the major pharmaceutical companies. Dr. Gracy lectures internationally and has published over 140 papers regarding his research. Dr. Gracy received his Ph.D. in Biochemistry from the University of California, Riverside in 1968 and completed a postdoctoral in Molecular Biology at the Albert Einstein College of Medicine in New York in 1970. Dr. Gracy is also a member of the Company's Scientific Advisory Committee.

     Yu-Chung Wei. Mr. Wei has been a Director of the Company since March 1997. Mr. Wei is Chairman of the Board of Directors and Chief Executive Officer of Alfa Romeo (Taiwan) Motor Company. From 1993 to 1994, he served as Special Advisor to Tai-Lung Holding Co., Ltd., a Taiwan-based investment conglomerate. From 1989 to 1993, Mr. Wei held various managerial positions at Kidder, Peabody Incorporated and Merrill Lynch & Co., Inc., in New York City. Mr. Wei received his MBA in Finance and Management Information Systems from Pace University in New York.

     Dr. Gracy and Mr. Wei are Class I Directors and Dr. Banker is a Class II Director with terms that expire at the 1998 annual meeting of shareholders, to be held on May 15, 1998, and Dr. Mo is a Class III Director with a term that expires at the 1999 annual meeting of shareholders.

Scientific Advisory Committee
-----------------------------

     The members of the Company's Scientific Advisory Committee are Gilbert S. Banker, Ph.D., J.R. Chen, Ph.D., S. Dan Dimitrijevich, Ph.D., Robert W. Gracy, Ph.D., Neal S. Penneys, M.D., Ph.D., J. Howard Rytting, Ph.D. and James L. Yeager, Ph.D. The Scientific Advisory Committee provides advice and assistance to the Company with regard to issues that arise within the committee members' expertise. Although Scientific Advisory Committee members are not compensated for their services in such capacity, certain members have received stock options for services rendered to the Company on an individual basis. Summaries of the backgrounds of Scientific Advisory Committee members who are not Executive Officers or Directors of the Company are set forth below.

     J.R. Chen, Ph.D. Dr. Chen is the President and Chief Executive Officer of Sage Pharmaceuticals, Inc., a manufacturer and distributor of pharmaceutical and health care products, including generic and proprietary formulations and skin- and wound-care products, which he founded in 1991. Dr. Chen has 20 years of experience in the field of drug development. Dr. Chen received his Ph.D. in Physical Pharmacy from the University of Iowa.

     S. Dan Dimitrijevich, Ph.D. Dr. Dimitrijevich is an Associate Research Professor at the Department of Biochemistry and Molecular Biology and Department of Surgery, and a Faculty member of the Cardiovascular Research Institute at the University of North Texas Health Science Center at Fort Worth. Since 1969, Dr. Dimitrijevich has carried out original research in synthetic organic chemistry of carbohydrates, nucleosides and nucleotides and was involved in the New Drug Application for the antiviral drug Ribovirin/Virazole. Dr. Dimitrijevich received his Ph.D. in Carbohydrate Chemistry from the University of Bath, England in 1969, and from 1969 to 1974, completed research fellowships at the Department of Chemistry, University of Alberta, Canada, the Institute of Molecular Biology at Syntex Research in Palo Alto, California, and the Glycoprotein Research Unit at the University of Durham, England.

     Neal S. Penneys, M.D., Ph.D. Dr. Penneys is the director of Dermatology and Professor of Medicine, Pathology and Pediatrics at the St. Louis University School of Medicine, and is also a staff physician at the St. Louis University Hospital and St. Mary's Hospital in Missouri. He has served on numerous governmental advisory committees, including the FDA Dermatological Drugs Advisory Committee from 1985 to 1989, the FDA Advisory Panel on Orphan Drugs from 1992 to 1994 and the Panel on OTC Agents in 1994. Dr. Penneys has also been a senior FDA consultant since 1989. He has published over 200 books and papers regarding his work and has earned international recognition for his expertise. Dr. Penneys received his M.D. from the University of Pennsylvania in 1967 and his Ph.D. in Biochemistry from the University of Miami in 1973.

     J. Howard Rytting, Ph.D. Dr. Rytting is a Professor of Pharmaceutical Chemistry at the University of Kansas, and the Editor-in-Chief of the International Journal of Pharmaceutics. Dr. Rytting has published over 100 articles and over 100 abstracts regarding his research in the areas of solution thermodynamics and its applications to drug designs and delivery, and the stability of oral, rectal, transdermal and intestinal drug delivery. He was designated a Fellow of the American Association of Pharmaceutical Scientists in 1990. Dr. Rytting received his Ph.D. in Physical Chemistry from Brigham Young University in 1969.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Upon effectiveness on May 13, 1997 of the Company's registration statement on Form 10-SB, filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at which time the Company voluntarily became a reporting company, Reports on Form 3 should have been filed at that time by the Company's officers and directors and beneficial owners of more than 10 percent of the Company's Common Stock, but were not filed on a timely basis. The following persons filed Reports on Form 3 but not on a timely basis:
Gilbert S. Banker, Robert W. Gracy, and Yu-Chung Wei, all directors; Vivian H. Liu, Vice President, Corporate Affairs and Secretary; Y. Joseph Mo, President and Chief Executive Officer; James L. Yeager, Vice President, Business Development; and Lian-Yin Chen, a ten percent shareholder. In addition, pursuant to irrevocable proxies, terminated in December 1997 (see Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management"), Dr. Mo had voting power over the shares of Common Stock of the following individuals, who also filed Form 3 Reports but not on a timely basis: Mei-Li Chang, Chun Chen, I-Chin Chen, Tien Sin Chen, Charles Hok Sau Cheung, Chiu Hsia Chu, Ma Tsai-Feng Chu, Yia-Hwa Ding, I-Der Huang, Wen-Gei Lee, Tran-Ming Lin, Tzi-Chen Lin, Li-Hwa Su, Meng-Tun Su, Chen Wang, Mei-Huei Wang and Dun-Seh Wu. Dr. Mo and the 17 listed individuals chose to file a single Form 3 as members of a "group" for purposes of Section 13(d) of the Exchange Act. Dr. Mo no longer has voting power over the shares of the aforementioned individuals, and such persons are no longer subject to the requirements of Section 16 of the Exchange Act.

     In addition, Lian-Yin Chen sold 875,000 shares of Common Stock to Golden Water Investment Corporation on August 29, 1997, but Ms. Chen did not file a Form 4, and Golden Water Investment Corporation did not file a Form 3, until November 1997. The Form 4 was due on September 10, 1997 and the Form 3 was due on August 29, 1997.

     Finally, Messrs. Wen-Gei Lee and Trang-Min Lin each sold 100,000 shares of Common Stock on October 5, 1997, but did not file Form 4 Reports, which were due on November 10, 1997, until November 14, 1997.

Item 10.  Executive Compensation.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company during the fiscal years ended December 31, 1997, 1996 and 1995 to the Chief Executive Officer and its three other most highly compensated executive officers:

                                       SUMMARY COMPENSATION TABLE

                                         Annual               Long-Term
                                      Compensation           Compensation
                            Fiscal  ----------------  --------------------------
Name and Position            Year    Salary    Other  Restricted Stock Awards(5)
-----------------           ------  --------  ------  --------------------------
Y. Joseph Mo, Ph.D.          1997   $120,000  $   --                --
Chairman of the Board of     1996    120,000      --           $500,000
Directors, President and     1995        --    20,000               --
Chief Executive Officer(1)

James A. Ditanna (2)         1997     33,333   12,000               --
Vice President               1996        --       --                --
                             1995        --       --                --

James L. Yeager, Ph.D.       1997    100,000      --                --
Vice President, Business     1996        --    20,000            75,000
Development(3)               1995        --       --                --

Vivian H. Liu                1997     87,333      --                --
Vice President, Corporate    1996     63,666      --             50,000
Affairs and Secretary(4)     1995     16,000      --                --

(1) In 1995, Dr. Mo was paid a $20,000 consulting fee. He began receiving a salary of $120,000 per year in 1996.
(2) Mr. Ditanna received $12,000 in consulting fees from May through August 1997, and began receiving a salary of $100,000 per year in September 1997. Mr. Ditanna resigned from the Company effective February 14, 1998.
(3) In 1996, Dr. Yeager was paid a $20,000 consulting fee. He began receiving a salary of $100,000 per year in 1997.
(4) Ms. Liu began receiving a salary of $48,000 per year on September 1, 1995. On May 1, 1996, her salary was increased to $80,000 per year. On February 3, 1997, Ms. Liu began receiving a salary of $88,000 per year.

(5) In February 1996, Drs. Mo and Yeager and Ms. Liu received 1 million, 150,000 and 100,000 shares of Common Stock, respectively, valued at $.50 per share, for services provided to the Company.

EMPLOYMENT AGREEMENTS

     There are currently no employment agreements between the Company and any of its executive officers.

DIRECTOR COMPENSATION

     Except for the reimbursement of travel expenses and the awarding of incentive stock options, described in "Stock Option and Incentive Award Plans" below, there is no arrangement for the compensation of directors.

STOCK OPTION INFORMATION

     The following table sets forth information concerning options granted during fiscal 1997 to the executives named in the Summary Compensation Table above.

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                          % of Total
                          Number of        Options                             Market
                         Securities       Granted to        Exercise          Price of
                         Underlying       Employees          Price           Underlying
                           Options        in Fiscal          ($ Per          Security on      Expiration
        Name               Granted           Year            share)         Date of Grant        Date
---------------------   -------------   --------------   --------------   -----------------   ----------

Y. Joseph Mo, Ph.D.             --             --              --                --                 --

James A. Ditanna(1)         100,000          21.05            2.00              2.00(2)          8/1/07

James L. Yeager, Ph.D.          --             --              --                --                 --

Vivian H. Liu                   --             --              --                --                 --

(1) In July 1997, Mr. Ditanna received options to purchase 100,000 shares of Common Stock, exercisable for a ten-year term at $2.00 per share, through the NexMed, Inc. Stock Option and Long-Term Compensation Plan (see "Stock Option and Incentive Award Plans" below). The options were to vest in five equal annual installments commencing July 31, 1998. Mr. Dittanna resigned from the Company effective February 14, 1998, prior to the vesting of any of his options.

(2)  Estimated fair market value on date of grant (July 31, 1997.)

  The following table sets forth information concerning the value of unexercised options as of December 31, 1997 held by the executives named in the Summary Compensation Table above. 25,000 options were exercised during 1997 at $0.25 per share.

                         FISCAL YEAR-END OPTION VALUES

                            Number of Securities
                           Underlying Unexercised   Value of Unexercised In-the-
                           Options at Fiscal Year   Money Options at Fiscal Year
                            End [Exercisable (E)/      End [Exercisable (E)/
         Name                Unexercisable (U)]        Unexercisable (U)] (2)
         ----              ----------------------   ----------------------------

Y. Joseph Mo, Ph.D.              610,000 (E)                $700,000 (E)
                                 650,000 (U)                 175,000 (U)

James A. Ditanna (1)                   0 (E)                       0 (E)
                                 100,000 (U)                       0 (U)

James L. Yeager, Ph.D.            55,000 (E)                   8,750 (E)
                                 130,000 (U)                       0 (U)

Vivian H. Liu                    160,000 (E)                 210,000 (E)
                                 120,000 (U)                  52,500 (U)

(1) Mr. Ditanna resigned from the Company effective February 14, 1998, prior to the vesting of any of his options.

(2) Based on a selling price of $2.00, the estimated fair market value at the Common Stock, for the three months ended December 31, 1997.

Stock Option and Incentive Award Plans
--------------------------------------

     On December 4, 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (the "Stock Option Plan"), for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees, and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (the "Recognition Plan"), for the purpose of attracting and retaining individuals with renown, ability and intelligence to serve the Company as directors and consultants and to provide a direct link between the compensation of such individuals with shareholder value. 1,500,000 shares of Common Stock were reserved by the Company for issuance of awards under the Stock Option Plan and 500,000 shares of Common Stock were reserved for awards under the Recognition Plan. On July 28, 1997, the Company reserved an additional 1,500,000 shares of Common Stock for awards under the Stock Option Plan and 500,000 shares of Common Stock for awards under the Recognition Plan, subject to shareholder approval. Both the Stock Option Plan and the Recognition Plan have a term of ten years.

     Stock Option Plan. The Stock Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights and restricted stock awards. It is contemplated that the Stock Option Plan will eventually be administered by a Compensation Committee of the Board of Directors (the "Compensation Committee"), which Committee has not yet been created. The exercise price for non-statutory stock options may be equal to or less than 100 percent of the fair market value of shares of Common Stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of Common Stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of the Company's issued and outstanding shares of Common Stock).

     Options granted under the Stock Option Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of the Company's Common Stock) and generally vest over a three-year period. Options generally terminate three months after the optionee's termination of employment by the Company for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

     In December 1996, the Company's Board of Directors granted options to purchase 1,185,000 shares of Common Stock at an exercise price of $2.00 per share to six employees, including grants of 750,000 options to Dr. Mo, 170,000 options to Dr. Yeager and 120,000 options to Ms. Liu. Such options have a term not in excess of ten years and vest over a three-year period. In addition, the Board of Directors granted options to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share to five employees for services rendered to the Company, including the grants of 10,000 options to each of Dr. Yeager and Ms. Liu. Such options have a term not in excess of ten years.

     During 1997, the Company granted 475,000 options to employees and directors under the Incentive Plan at an exercise price of $2.00 per share, which was the estimated fair value of the common stock on the date of grant. 400,000 of such options vest in equal installments over five years and 75,000 of such options vest in equal installments over three years. All such options expire in 2007.

     The plan also provides for grants of stock appreciation rights ("SARs") which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of Common Stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Stock Option Plan will be determined by the Board of Directors in its discretion at the time of the grant. SARs granted under the Stock Option Plan may not be exercisable for more than a ten year period. SARs generally terminate one month after the grantee's termination of employment by the Company for any reason other than death, disability or retirement. Although the Board of Directors has authority to grant SARs, it does not have any present plans to grant SARs.

     Restricted stock awards which consist of grants of shares of Common Stock subject to a restricted period during which the restricted common shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, mortgaged, pledged, or otherwise encumbered may also be made under the Plan. At this time, the Board of Directors has not granted, and does not have any plans to grant, restricted shares of Common Stock.

     Recognition Plan. The Recognition Plan provides for incentive award grants that are substantially similar to those made under the Stock Option Plan. It is contemplated that the Recognition Plan will also eventually be administered by a Compensation Committee. An eligible director or consultant selected for participation in this Plan may be granted a non-statutory stock option, a stock appreciation right or a restricted stock award. Incentive stock options will not be granted under this Plan. Recognition Plan awards generally vest over a three-year period and will be subject to attainment of performance goals, with all such terms to be specified in the written grant agreement between the Company and the award holder.

     In December 1996, the Board of Directors made initial grants under the Recognition Plan of options to purchase 60,000 shares at an exercise price of $2.00 per share to Dr. Banker. Such options have a term not in excess of ten years and vest over a three-year period. In addition, the Board of Directors granted options to purchase 230,000 shares at an exercise price of $2.00 per share to certain directors and consultants for services rendered to the Company, including the grant of 10,000 options to Dr. Mo. Such options have a term not in excess of ten years.

     In December 1996, the Company also issued 50,000 options under the Recognition Plan to a consultant at an exercise price of $2.00 per share, which was the estimated fair value of the common stock at that time. If the consultant had met certain performance goals the options would have vested in December 1997 and expired in December 2006. If he did not meet the performance goals, the options would expire on December 31, 1997. As of December 31, 1997, the consultant did not meet the performance goals, and the options were canceled.

     During 1997, the Company granted 85,000 options to a director and a consultant under the Recognition Plan at an exercise price of $2.00 per share, which was the estimated fair value of the common stock on the date of grant. 10,000 of such options are immediately exercisable and the remaining 75,000 options vest in equal installments in December 1997, 1998 and 1999 and expire in 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information, as of March 20, 1998, with respect to the beneficial ownership of Common Stock by (a) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (b) the directors and executive officers of the Company, individually, and (c) directors and executive officers of the Company as a group.

Name, Position                          Number of Shares      Percent of
and Address(1)                       Beneficially Owned(2)     Shares(%)
--------------                       ---------------------    ----------

Y. Joseph Mo, Ph.D.,                      1,610,000 (3)          23.66
Chairman of the Board of
Directors, President and
Chief Executive Officer

James L. Yeager, Ph.D.,                     205,000 (4)           3.28
Vice President, Business
Development

Vivian H. Liu,                              265,000 (5)           4.17
Vice President,
Corporate Affairs and Secretary

Gilbert S. Banker, Ph.D.,                   130,000 (6)           2.07
Director

Robert W. Gracy, Ph.D.,                     110,000 (7)           1.75
Director

Yu-Chung Wei                                 25,000 (8)           0.40
Director

All Executive Officers                    2,345,000 (9)          32.61
and Directors as a
Group (six persons)

Golden Water Investment                     875,000              14.12
    Corporation
Number 10,2F, Alley III
Han-Chou South Road
Taipei, Taiwan (10)

C.D.C. Venture Investment                   500,000               8.07
  (B.V.I.) Ltd.(11)
25F Wing On Centre
111 Connaught Road
Central, Hong Kong

(1) The address for the Executive Officers and Directors is: 350 Corporate Boulevard, Robbinsville, New Jersey, 08691.
(2) All shares are solely and directly owned, with sole voting and dispositive power.
(3) Includes 610,000 shares issuable upon exercise of immediately exercisable stock options.
(4) Includes 55,000 shares issuable upon exercise of immediately exercisable stock options.
(5) Includes 160,000 shares issuable upon exercise of immediately exercisable stock options.
(6) Includes 80,000 shares issuable upon exercise of immediately exercisable stock options.
(7) Includes 90,000 shares issuable upon exercise of immediately exercisable stock options.
(8) Represents 25,000 shares issuable upon exercise of immediately exercisable stock options.
(9) Includes 995,000 shares issuable upon exercise of immediately exercisable stock options.
(10) Golden Water Investment Corporation is a privately-held investment bank incorporated in the British Virgin Islands and based in Taiwan.
(11) C.D.C. Venture Investment (B.V.I.) Ltd. is a wholly-owned subsidiary of the China Development Corporation, a publicly-traded investment banking firm based in Taipei, Taiwan.

IRREVOCABLE PROXIES

     In December 1996, certain shareholders of an aggregate of 1,682,500 shares of Common Stock entered into irrevocable proxies, pursuant to which Dr. Mo was appointed as an attorney and proxy. Pursuant to the Irrevocable Proxies, Dr. Mo had the right to vote or execute written consents with respect to all shares which such shareholders were entitled to vote and to represent and otherwise to act for such shareholders in the same manner and with the same effect as if such shareholders were personally present or personally executing a written consent of shareholders. On December 18, 1997, the Irrevocable Proxies were terminated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to a unanimous written consent of the Board of Directors on February 16, 1996, a number of persons, including certain of the Company's officers, directors, Scientific Advisory Committee members, attorneys and consultants received a total of

1,600,000 shares of Common Stock valued at $.50 per share, issued in reliance upon Section 4(2) of the Securities Act. In addition, certain of the Company's Executive Officers and Directors hold options to purchase an aggregate of 735,000 shares of Common Stock at an exercise price of $.25 per share. With regard to the Company's issuance of additional stock options to senior management, see Part III, Item 10, "Executive Compensation -- Stock Option Information -- Stock Option and Incentive Award Plans."

     In November 1996, the Company issued warrants to purchase 150,000 shares of Common Stock to Pryor, Cashman, Sherman & Flynn, its outside legal counsel.
Such warrants have a ten-year term, are exercisable for a price of $1.00 per share and vest over three years.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) Exhibits (in accordance with Item 601 of Regulation S-B)
         --------------------------------------------------------

Exhibit
Number                               Description
-------                              -----------

 3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

 3.2 By-laws of the Company (incorporated by reference to Exhibit 2.2 filed with the Company's Form 10-SB filed with the Commission on March 14,
          1997)

 3.3 Amendment to By-laws of the Company (incorporated by reference to Exhibit 2.3 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

 4.1      Specimen Common Stock Certificate (incorporated by reference to
          Exhibit 3.1 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

 9.1 Form of Irrevocable Proxy (incorporated by reference to Exhibit 5.1 filed with the Company's Form 10-SB/A filed with the Commission on May 13, 1997)

10.1 Technology Acquisition Agreement between the Company and Odontex, Inc. (incorporated by reference to Exhibit 6.1 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

 10.2 Research Agreement between the Company and the University of Kansas, effective June 15, 1996 and modified November 22, 1996 (incorporated by reference to Exhibit 6.2 filed with the Company's Form 10-SB/A filed with the Commission on June 5, 1997)

 10.3 Research Agreement between the Company and the University of Kansas, executed November 1996 (incorporated by reference to Exhibit 6.3 filed with the Company's Form 10-SB/A filed with the Commission on June 5,
          1997)

 10.4 The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 6.4 filed with the Company's Form 10-SB/A filed with the Commission on June 5, 1997)

 10.5 The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated by reference to Exhibit 6.5 filed with the Company's Form 10-SB/A filed with the Commission on June 5, 1997)

 10.6 The NexMed, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 6.6 filed with the Company's Form 10-SB/A filed with the Commission on June 5, 1997)

 10.7 License Agreement between the Company and Lotus Medical Supply, Inc. (incorporated by reference to Exhibit 6.7 filed with the Company's Form 10-SB/A filed with the Commission on July 2, 1997)

 10.8 Agreement between the Company and Innapharma, Inc. regarding alprostadil clinical studies (incorporated by reference to Exhibit 6.8 filed with the Company's Form 10-SB/A filed with the Commission on July 2, 1997)

 10.9 Agreement between the Company and Innapharma, Inc. regarding clinical studies on the Viratrol(TM) device, including two amendments (incorporated by reference to Exhibit 6.9 filed with the Company's Form 10-SB/A filed with the Commission on July 2, 1997)

 10.10 English Translation of Joint-Venture Agreement between NexMed (Asia) Limited and Zhongshan City Xiaolan Pharmaceuticals Factory (incorporated by reference to the identically numbered exhibit to the Company's Form 8-K filed with the Commission on February 23, 1998)

*10.11 Supply and Distribution Agreement, dated October 2, 1997, between NexMed International Limited and Finadiet S.A.C.I.F.I.*

11.1      Statement re: Computation of Per Share Earnings

15.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 12.2 filed with the Company's Form 10-SB/A filed with the Commission on May 13, 1997)

21        Subsidiaries of the Company

27        Financial Data Schedule

* Confidential treatment has been requested as to certain portions of this document.

(b)  Reports on Form 8-K
     -------------------

     No current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        /s/
                                        ----------------------------------------
                                                       NEXMED, INC.

Date:      March 31, 1998               By: /s/  Y. Joseph Mo
       ------------------------------      -------------------------------------
                                           Y. Joseph Mo
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      March 31, 1998               By: /s/  Y. Joseph Mo
       ------------------------------      -------------------------------------
                                           Y. Joseph Mo
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:      March 31, 1998               By: /s/  Vivian H. Liu
       ------------------------------      -------------------------------------
                                           Vivian H. Liu,
                                           Vice President, of Corporate Affairs
                                           and Secretary (Principal Financial
                                           and Accounting Officer)

Date:      March 31, 1998               By: /s/  Gilbert S. Banker
       ------------------------------      -------------------------------------
                                           Gilbert S. Banker
                                           Director

Date:      March 31, 1998               By: /s/  Robert W. Gracy
       ------------------------------      -------------------------------------
                                           Robert W. Gracy
                                           Director

Date:      March 31, 1998               By: /s/  Yu-Chung Wei
       ------------------------------      -------------------------------------
                                           Yu-Chung Wei
                                           Director

                                 EXHIBIT INDEX
                                 -------------


Exhibit                        Description
Number                         -----------
------

*10.11      Supply and Distribution Agreement, dated October 2, 1997, between
            NexMed International Limited and Finadiet S.A.C.I.F.I.

11.1        Statement re: Computation of Per Share Earnings
21          Subsidiaries of the Company
27          Financial Data Schedule

*Confidential treatment has been requested as to certain portions of this document.