Form 10QSB
period 1998-03-31
NEXMED INC
filed 1998-05-15
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 1O-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1998

|_| Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ______________

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

                 350 Corporate Boulevard, Robbinsville, NJ 08691
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|    No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 15, 1998, 6,295,098 shares of common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes |_|    No |X|

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                                  NexMed, Inc.
                      Condensed Consolidated Balance Sheets

                                                                      March 31,
                                                                        1998
                                                                     (unaudited)
                                                                     -----------
Assets
Current assets:
    Cash and cash equivalents                                       $ 1,613,518
    Accounts receivable                                               1,109,111
    Inventories                                                         672,110
    Due from related party                                              168,827
    Prepaid expenses and other assets                                   153,683
                                                                    -----------
      Total current assets                                            3,717,249
Furniture and equipment, net                                          1,566,577
Debt issuance costs, net of accumulated amortization
    of $25,764                                                           42,941
Intangibile assets, net of accumualted amortization
    of $12,381                                                          241,269
                                                                    -----------
      Total assets                                                  $ 5,568,036
                                                                    ===========

Liabilities and stockholders' equity
Current liabilities:
    Notes payable                                                   $ 2,825,972
    Due to related party                                              1,413,197
    Due to officer                                                       50,000
    Accounts payable and accrued expenses                             1,954,469
                                                                    -----------
      Total current liabilities                                       6,243,638
                                                                    -----------

Minority interest                                                       866,480
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                         --
    Common stock, $.001 par value, 40,000,000
      shares authorized, 6,470,098 and 6,180,098 issued
      and outstanding, respectively                                       6,470
    Additional paid-in capital                                        7,691,463
    Accumulated deficit                                              (9,177,177)
    Cumulative translation adjustments                                   (7,955)
                                                                    -----------
                                                                     (1,487,199)
    Less: deferred compensation                                         (54,883)
                                                                    -----------
      Total stockholders' equity                                     (1,542,082)
                                                                    ===========
      Total liabilities and stockholders' equity                    $ 5,568,036
                                                                    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                        For the three months
                                                          ended March 31,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------    -----------
Revenue
    Product sales                                    $ 1,204,670
    License fees                                              --    $    50,000
                                                     -----------    -----------
       Total revenues                                  1,204,670         50,000
                                                     -----------    -----------
Operating expenses
    Cost of products sold                              1,043,498             --
    Selling, general and administrative                  712,274        276,653
    Research and development                             387,656        287,428
                                                     -----------    -----------
       Total operating expenses                        2,143,428        564,081
                                                     -----------    -----------

Loss from operations                                    (938,758)      (514,081)

Interest income (expense), net                          (127,573)         2,523
                                                     -----------    -----------
Loss before minority interest                         (1,066,331)      (511,558)
Minority interest                                         70,588             --
                                                     -----------    -----------
    Net loss                                         $  (995,743)   $  (511,558)
                                                     ===========    ===========
Basic and diluted loss per share                     $     (0.16)   $     (0.09)
                                                     -----------    -----------
Weighted average common shares outstanding
    used for basic and diluted loss per share          6,183,320      5,798,298
                                                     -----------    -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                         For the three months
                                                            ended March 31,
                                                     ---------------------------
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities
    Net loss                                         $  (995,743)   $  (511,558)
    Adjustments to reconcile net loss to
     net cash from operating activities
      Depreciation and amortization                       87,803          5,784
      Non-cash compensation expense                       40,375         48,313
      Increae in accounts receivable                    (241,742)            --
      Increase in inventories                           (111,971)            --
      Increae (decrease) in prepaid expenses
        and other assets                                 (47,402)        18,750
      Increase (decrease) in account payable
        and accrued expenses                             644,618        (72,104)
                                                     -----------    -----------
         Net cash used in operating activities          (624,062)      (510,815)
                                                     -----------    -----------

Cash flow from investing activities
    Capital expenditures                                 (29,828)       (53,066)
    Advances to Joint Venture                          1,870,000             --
                                                     -----------    -----------
         Net cash used in investing activities         1,840,172        (53,066)
                                                     -----------    -----------

Cash flow from financing activities
    Issuance of common stock, net of
      offering costs                                     347,500      2,096,220
    Issuance of notes payable                            240,213        100,000
    Decrease in due to related party                    (373,494)            --
    Increase in due to officer                            50,000             --
    Repayment of notes payable                                --        (25,000)
                                                     -----------    -----------
         Net cash from financing activities              264,219      2,171,220
                                                     -----------    -----------

Net increase in cash                                   1,480,329      1,607,339

Cash, beginning of period                                133,189        194,577
                                                     -----------    -----------
Cash, end of period                                  $ 1,613,518    $ 1,801,916
                                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto dated March 2, 1998 included in the NexMed, Inc. (the "Company") Form 10-KSB.

Effective January 1, 1998, upon the consummation of the joint venture agreement (see Note 2), the Company is no longer considered a development stage company.

2. Joint Venture Agreement with Zhongshan Xiaolan Pharmaceutical Factory.

In July 1997, the Company, through its wholly-owned subsidiary, NexMed (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV") with Zhongshan Xiaolan Pharmaceuticals Factory (the "JV Partner"). Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and is required to make additional contributions of $700,000 and $630,000 by September 1999 and 2000, respectively, in exchange for a 70% equity interest in the JV. Effective January 1, 1998, the Company contributed $1,870,000 of the $2,170,000 initial payment and the Company was given an extension of time to complete payment of the remaining $300,000 by the JV Partner until September 1998. If the Company is unable to complete the initial payment by September 1998, the Company and the JV Partner will re-divide the percentage equity in the JV according to the ratio of actual investments.

3. New Accounting Pronouncements

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                Three Months ended March 31,
                                                   1998              1997
                                               -----------       -----------
Net loss                                       $  (995,743)      $  (511,558)
Cumulative translation adjustments                  (7,955)               --
                                               -----------       -----------
                                               $(1,003,698)      $  (511,558)
                                               ===========       ===========

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires disclosure of information about operating segments in annual financial statements for reporting periods beginning subsequent to December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of FAS 131 did not have a material impact on the Company's financial statements.

4. Issuance of Common Stock

In March 1998, the Company issued 275,000 shares of common stock at $1.25 per share in a private placement. The Company received net proceeds of $343,750 from the issuance.

In January 1998, options to acquire 15,000 shares of common stock at $.25 per share were exercised. The Company received net proceeds of $3,750.

5. Notes Payable

In January and February 1998, the Company issued short-term notes in the aggregate principal amount of approximately $240,000. The notes bear interest at rates ranging from 12% to 15% per annum. The notes are payable, together with accrued but unpaid interest, on various dates through January 1999.

6. Related Party Transactions

In January 1998, the Company was advanced $50,000 from an officer and director of the Company under an informal agreement. The advance bears interest at 15% per annum and is due in December 1998.

Due to related party of $1,413,917 at March 31, 1998, represents an unsecured, uncollateralizied revolving line of credit with the JV Partner. The line of credit bears interest at 11.1% per annum and expires in September 2000. The source of the funds is a line of credit extended to the JV Partner by a Chinese bank.

7. Subsequent Events

In April 1998, the Company issued 48,500 shares of common stock at $1.25 per share in a private placement. The Company received gross proceeds of $60,625 from the issuance.

In April 1998, the Company and the holders of two notes payable in the aggregate principal amount of approximately $216,000 rolled over the outstanding principal and unpaid interest, in the amount of approximately $31,000, into new notes. The new notes bear interest at rates ranging from 12% to 15% and are payable together with accrued but unpaid interest on various dates through October 1998.

In May 1998, the Company completed a private offering of 1,360,000 shares of its common stock at a $1.50 per share.

Item 2. Management's Discussion and Analysis

GENERAL

      NexMed, Inc. ("NexMed"), which has been in existence since 1987, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

      (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(TM) which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment product under development by the Company is Alprox-TD(TM), an alprostadil cream for the treatment of male erectile dysfunction (impotence). Also under research and development are ibuprofen and ketoprofen cream formulations for sports medicine and arthritis treatment, an acyclovir anti-viral cream for the treatment of herpes simplex and an alprostadil-based product, known as Femprox(TM), for the treatment of female sexual dysfunction.

      (ii) the Viratrol(R) device, a proprietary therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the patented device to an infected site, blocks lesions from forming or shortens healing time once lesions develop; and

      (iii) the manufacturing and distributing of generic pharmaceutical products through its Joint-Venture in China (the "JV"). The Company expects to continue and expand upon the production and distribution in China and export to other international markets of generic medical and pharmaceutical products currently approved and sold in China.

      In 1998, the Company intends to expand its research, development, and marketing activities and capabilities, both domestically and internationally; with regard to its proprietary pharmaceuticals products and to execute a business strategy with the goal of achieving a level of development and commercialization sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its proprietary products. For its generic pharmaceutical business, the Company intends for the JV to develop new products, acquire new production equipment and retrofit the existing production facilities to meet the newly-proposed Chinese Good Manufacturing Practices (GMP) standards.

      With respect to the regulatory approval of its new products, in the U.S. the Company intends to initiate in 1998, pending sufficient funding, Phase II studies for the Alprox-TD(TM) treatment cream for male impotence and Phase I studies for the Femprox(TM) treatment cream for female sexual dysfunction. In China, the Chinese Department of Health has approved the Company to initiate a 200 to 300-patient Phase II study, and pending satisfactory results, the Company intends to submit a New Drug Application in China before the end of 1998. For the Viratrol(R) device, the Company is conducting a 60-patient, double-blind study in China, and intending to file an IDE with the FDA and initiate clinical studies in the U.S.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN FIRST QUARTER OF 1998 AND OF 1997

      Revenues. The Company recorded revenues of $1,204,670 and $50,000 during the first quarter of operations in 1998 and 1997, respectively. The 1998 revenues were generated from the JV's product manufacturing and distribution of generic pharmaceutical products in China and the 1997 revenues resulted from the agreement to license the exclusive rights to manufacture and distribute Alprox-TD(TM) in Taiwan to Lotus Medical Supply, Inc. The Company is pursuing other licensing and other partnering agreements which if entered into, may result in additional contract revenues or product sales in 1998. In addition, the Company anticipates that the increase in the production capacity of the JV should result in additional sales revenue in 1998.

      Research and Development Expenses. Research and development expenses increased $100,228 to $387,656 in 1998 from $287,428 in 1997. The increase is attributed to the two Investigational New Drug (IND) applications filed with the FDA, and the U.S. Phase I study for Alprox-TD(TM). The Company expects the trend of increasing its research spending to continue during 1998, as its products enter into clinical studies in the U.S.

      General and Administrative Expenses. General and administrative expenses were $712,224 and $276,653, in 1998 and 1997, respectively. The increase is due primarily to the establishment of the JV. The Company's general and administrative expenses are expected to continue to increase in the future in support of its research efforts in the U.S., and product commercialization efforts in China and other international markets. The rate of increase in general and administrative expenses is expected to be less than the growth rate of research and development spending. During the first quarter of 1998, the Company recorded a non-cash charge of approximately $40,375 for certain options and warrants granted to consultants.

      Interest Income and Expense. The Company recognized $127,573 in interest expense during the first quarter of 1998, compared with $2,523 in income during the same period in 1997. The increase is due to notes issued in the fourth quarter of 1997 and the JV's interest expense for its working capital line of credit. Interest expense is expected to increase during 1998, in line with the anticipated increase in working capital requirements of the Company for the operations of the JV and the expansion of its research and development activities.

      Net Loss. The net loss applicable to common shareholders was ($995,743) or ($0.16) per share for the first quarter in 1998, compared with a net loss of ($511,558) or ($0.09) per share for the same period in 1997. The net loss during the first quarter of 1998 is attributable in large measure to the increase in expenses associated with the establishment of the JV, the U.S. product development programs, and the international commercialization efforts.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 1998, the Company has incurred an accumulated deficit of $9,177,177. The Company has financed its operations primarily from sales of equity securities and from borrowing.

      In consideration for the formation of the JV, the JV partner's parent, Xiaolan Industrial General Corporation, is providing the JV with a $1,566,265 (RMB 13 million) unsecured, uncollateralized, revolving line of credit for working capital. The source of the funds provided to the JV is a line of credit previously extended to the Company's JV partner, Zhongshan City Xiaolan Pharmaceuticals Factory ("the Factory"), by the China Industrial and Commercial Bank. The line of credit provided by the Factory to the JV expires in September 2000 and requires payment of interest only during the term. Interest may be paid on a monthly basis or accrued at the JV's option. The JV currently pays interest to the Factory at a rate of 0.924% per month, or 11.088% per year. The line of credit currently provided to the Factory by the China Industrial and Commercial Bank is due in September 2000, and the bank has stated that it will not continue to extend the loan to the Factory and agreed that the JV should apply directly for the loan. In addition to the payment of interest, the JV is obligated to pay the principal at the end of the term. The Factory has also provided the JV with an additional $216,867 (RMB 1.8 million) for working capital, which the parties have agreed will be repaid on the same terms as the RMB 13 million loan.

      The Company's expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its pre-clinical and clinical testing, its ability to raise adequate funding, and its ability to complete additional corporate partnership agreements. The Company's cash needs are expected to continue to increase significantly in order to fund the additional expenses the Company will incur as it expands its current research and development programs and completes its required capital contribution to the China JV.

      In the course of its development activities, the Company has incurred significant losses and expect to incur substantial additional development costs. As a result, the Company will require additional funds for its U.S. and international operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. In order to meet its immediate funding requirements, repay short-tern indebtedness and maintain day-to-day operations, the Company estimates that it will require $6.5 million over the next 12 months. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. The Company is actively seeking to raise additional capital, including through an ongoing private placement. However, if the Company is unable to raise sufficient funds, the Company may be required to delay, reduce, or eliminate some or all of its research and development activities, planned clinical studies, and administrative programs. Based upon the Company's current resources and anticipated proceeds from the ongoing private placement, the Company believes that it will have enough cash to sustain its operations through July 1998. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the timing and costs of obtaining regulatory approvals; (iv) the level of resources that the Company devotes to sales and marketing capabilities; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

OTHER FACTORS WHICH MAY AFFECT OPERATING RESULTS

Research And Development

      In the first quarter of 1998, the Company spent $387,656 on research and development. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $4,338,936 on research and development.

      The Company will need significant funding to pursue its research, development and commercialization plans. The potential products upon which the Company intends to focus its current development efforts, including the Alprox-TD(TM) cream and the Viratrol(R) device, are in the research and development stage. The Company has not begun to market or generate revenues from the commercialization of any of these products under development. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the preclinical or clinical development work will be completed, or that the anticipated products will be commercially viable or successfully marketed. In addition, there can be no assurance that the Company will be successful in obtaining regulatory approval or developing any additional products, that if successful, it will be able to attract sufficient capital to complete any development and commercialization undertaken or that any such development and commercialization will be successful.

Forward-Looking Information

      This report contains forward-looking information, including statements regarding the Company's plans, objectives, expectations and intentions. All forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results and experience to differ materially from such projections. Reference should be made to the Company's annual report on Form l0-KSB for the fiscal year ended December 31, 1997 and, in particular, the sections entitled "Description of Business" and "Plan of Operation."

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      In January 1998, the Company issued 15,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act of 1933 (the "Securities Act").

      In March and April 1998, the Company sold 323,500 shares of its Common Stock, $0.001 par value per share ("Common Stock"), at a total offering price of $404,375, or $1.25 per share, to 17 individual investors pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder. The proceeds of the offering were used for salaries and benefits of employees, general overhead expenses, the funding of clinical studies and pre-production activities.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits (in accordance with Item 601 of Regulation S-B)

      Set forth below are all the exhibits to this Quarterly Report on Form 10-QSB.

        Exhibit
         Number                      Description
         ------                      -----------
         10.12 Lease Between Trafalgar House Real Estate, a division of Trafalgar House Property, Inc., and NexMed (U.S.A.), Inc., dated February 6, 1998

         27       Financial Data Schedule

(b) Reports on Form 8-K

      A Report on Form 8-K, dated February 23, 1998 was filed by the Company during the quarter ended March 31, 1998. Item 2 was reported. No financial statements were included. An amendment to such report was filed by the Company on Form 8-K/A on March 16, 1997. Included in the amendment were (i) the audited financial statements for the years ended December 31, 1996 and 1995, and unaudited financial statements for the nine months ended September 30, 1997 and 1996, for the business acquired, and (ii) the unaudited pro forma combined financial statements for the years ended December 31, 1996 and 1995 and the nine months ended September 30, 1997.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXMED, INC.


Date:   May 15, 1998                     /s/ Y. Joseph Mo
        ------------                     ---------------------------------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and Chief Executive
                                             Officer


Date:   May 15, 1998                     /s/ Vivian H. Liu
        ------------                     ---------------------------------------
                                             Vivian H. Liu,
                                             Vice President and Secretary