Form 10QSB
period 1998-06-30
NEXMED INC
filed 1998-08-12
CIK 1017491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

[_] Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ____________

                        Commission file number 0-22245

                                 NEXMED, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


      Nevada                                                 87-0449967
--------------------------------------------         ---------------------------
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

Yes [X]  No[_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At August 12, 1998, 8,099,636 shares of common stock were outstanding.


          Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 NEXMED, INC.
                          CONSOLIDATED BALANCE SHEET


                                                                  JUNE 30,
                                                                    1998
                                                                 (UNAUDITED)
                                                                 -----------
ASSETS
------
Current assets:
  Cash and cash equivalents                                    $    1,246,107
  Accounts receivable                                               1,351,432
  Inventories                                                       1,161,249
  Due from related party                                              106,098
  Prepaid expenses and other assets                                   425,479
                                                              ---------------
    Total current assets                                            4,290,365

Furniture and equipment, net                                        1,563,272
Debt issuance costs, net of accumulated amortization
  of $42,940                                                           25,765
Intangible assets, net of accumulated amortization
  of $21,439                                                          232,202
                                                              ---------------
    Total assets                                               $    6,111,604
                                                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                                                $    2,416,348
  Due to related party                                              1,413,146
  Accounts payable and accrued expenses                             1,959,416
                                                              ---------------
    Total current liabilities                                       5,788,910
                                                              ---------------

Minority interest                                                     826,909
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding                        -
  Common stock, $.001 par value, 40,000,000
    shares authorized, 8,099,636 issued
    and outstanding                                                     8,100
  Additional paid-in capital                                        9,891,166
  Accumulated deficit                                             (10,378,988)
  Cumulative translation adjustments                                   10,215
                                                              ---------------
                                                                     (469,507)
  Less: deferred compensation                                         (34,708)
                                                              ---------------
    Total stockholders' equity                                       (504,215)
                                                              ---------------
    Total liabilities and stockholders' equity                 $    6,111,604
                                                              ===============



      See notes to unaudited condensed consolidated financial statements

                                 NexMed, Inc.
          Condensed Consolidated Statement of Operations (Unaudited)
[CAPTION]

                                                  For the six months               For the three months
                                                     ended June 30,                    ended June 30,
                                               ---------------------------     -----------------------------
                                                   1998           1997               1998             1997
                                                   ----           ----               ----             ----
Revenue
  Product sales                               $  2,739,063     $         -       $  1,534,393      $        -
  License fees                                          -            50,000                -                -
                                              ------------     ------------      ------------      -----------
     Total revenues                              2,739,063           50,000         1,534,393               -
                                              ------------     ------------      ------------      -----------
Operating expenses
  Cost of product sales                          2,421,574               -          1,378,076               -
  Selling, general and administrative            1,445,759          947,759           733,485          671,106
  Research and development                         890,310          787,374           502,654          499,946
                                              ------------      -----------       -----------      -----------
    Total operating expenses                     4,757,643        1,735,133         2,614,215        1,171,052
                                              ------------      -----------       -----------      -----------

Loss from operations                            (2,018,580)      (1,685,133)       (1,079,822)      (1,171,052)

Interest income (expense), net                    (284,379)          15,937          (156,806)          13,414
                                              ------------      -----------       -----------      -----------
Loss before minority interest                   (2,302,959)      (1,669,196)       (1,236,628)      (1,157,638)
Minority interest                                  105,405               -             34,817               -
                                              ------------     ------------      ------------      -----------
  Net loss                                    $ (2,197,554)    $ (1,669,196)     $ (1,201,811)    $ (1,157,638)
                                              ============     ============      ============     ============
Basic and diluted loss per share              $      (0.33)    $      (0.28)     $      (0.16)    $      (0.19)
                                              ------------     ------------      ------------     ------------
Weighted average common shares outstanding
  used for basic and diluted loss per share      6,743,673        5,980,174         7,291,700        6,160,098
                                              ------------     ------------      ------------     ------------

      See notes to unaudited condensed consolidated financial statements

                                 NexMed, Inc.
          Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                  ----------------   ---------------
                                                        1998              1997
Cash flows from operating activities
  Net loss                                        $ (2,197,554)       $ (1,669,196)
  Adjustments to reconcile net loss to
   net cash from operating activities
    Depreciation and amortization                      178,016              13,607
    Non-cash compensation expense                       48,710              66,042
    Increase in accounts receivable                   (483,030)                 -
    Increase in inventories                           (599,336)                 -
    Increase in prepaid expenses and other assets     (323,194)             (3,617)
    Increase (decrease) in account payable
     and accrued expenses                              516,704             (53,429)
                                                  ------------        ------------
       Net cash used in operating activities        (2,859,684)         (1,646,593)
                                                  ------------        ------------

Cash flow from investing activities
  Capital expenditures                                 (73,439)            (73,526)
  Advances to Joint Venture                          1,870,000                  _
                                                  ------------        ------------
       Net cash used in investing activities         1,796,561             (73,526)
                                                  ------------        ------------

Cash flow from financing activities
  Issuance of common stock, net of offering
    costs                                            2,560,672           2,096,220
  Issuance of notes payable                            380,736             100,000
  Net decrease in due to/from related party           (193,367)                 _
  Repayment of notes payable                          (500,000)            (25,000)
                                                  ------------        ------------
       Net cash from financing activities            2,176,041           2,171,220
                                                  ------------        ------------

Net increase in cash                                 1,112,918             451,101

Cash, beginning of period                              133,189             194,577
                                                  ------------        ------------
Cash, end of period                                $ 1,246,107         $   645,678
                                                  ============        ============

      See notes to unaudited condensed consolidated financial statements

                                 NexMed, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto dated March 2, 1998 included in the NexMed, Inc. (the "Company") Form 10-KSB.

Effective January 1, 1998, upon the consummation of the joint venture agreement (see Note 2), the Company is no longer considered a development stage company.

2. Joint Venture Agreement with Zhongshan Xiaolan Pharmaceutical Factory.

In July 1997, the Company, through its wholly-owned subsidiary, NexMed (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV") with Zhongshan Xiaolan Pharmaceuticals Factory (the "JV Partner"). Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and is required to make additional contributions of $700,000 and $630,000 by September 1999 and 2000, respectively, in exchange for a 70% equity interest in the JV. Effective January 1, 1998, the Company contributed $1,870,000 of the $2,170,000 initial payment and the Company was given an extension of time to complete payment of the remaining $300,000 by the JV Partner until September 1998. In May 1998, the Company completed its first year funding requirement.

3. New Accounting Pronouncements

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                                Three Months ended June 30,
                                                   1998           1997
                                                   ----           ----

Net loss                                      $ (1,201,811)  $ (1,157,638)
Cumulative translation adjustments                  18,170             _
                                              ------------   ------------
                                              $ (1,183,641)  $ (1,157,638)
                                              ============   ============

                                                Six Months ended June 30,
                                                   1998           1997
                                                   ----           ----

Net loss                                      $ (2,197,554)  $ (1,669,196)
Cumulative translation adjustments                  10,215             _
                                              ------------   ------------
                                              $ (2,187,339)  $ (1,669,196)
                                              ============   ============

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

4.  ISSUANCE OF COMMON STOCK AND OPTIONS

In April 1998, the Company issued 48,500 shares of common stock in a private placement raising gross proceeds of $60,625.

In April 1998, the Company issued 51,038 shares of common stock to consultants in exchange for services. The Company has recorded approximately $63,798 of expense based upon the estimated fair value of the Company's common stock at the time of issuance.

In April 1998, the Company granted options to acquire 10,000 shares of its common stock, at an exercise price of $2.00 per share to consultants. The estimated fair market value of the Company's common stock was $1.25 per share at the time of issuance. The options are immediately exercisable and have a term of five years from the date of grant. The Company has recorded $6,160 of expense based upon the estimated fair value of such options at the time of grant.

In March 1998, the Company issued 1,360,000 shares of common stock in a private placement raising gross proceeds of $2,040,000.

In April, May and June 1998, options to acquire 195,000 shares of common stock at $.25 per share were exercised. The Company received net proceeds of $48,750.

In June 1998, the Company commenced a private offering of a minimum of 200,000 shares and a maximum of 1,200,000 shares of its common stock at an offering price $2.50 per share.

5.  NOTES PAYABLE

In April 1998, the Company and the holders of two notes payable in the aggregate principal amount of approximately $216,000 rolled over the outstanding principal and unpaid interest, in the amount of approximately $31,000, into new notes. The new notes bear interest at rates ranging from 12% to 15% and are payable together with accrued but unpaid interest on various dates through October 1998.

In June 1998, the Company repaid $200,000 of $483,100 promissory note and the Company and the note holder agreed to roll over the remaining outstanding principal and unpaid interest, in the amount of $23,200 into a new note. The new note in the principal amount of $306,300, bears interest at 12% per annum and is payable, together with accrued but unpaid interest, in December 1998.

6.  RELATED PARTY TRANSACTIONS

In January 1998, the Company was advanced $50,000 from an officer and director of the Company under an informal agreement. The advance bore interest at 15% per annum and was due in December 1998. In June 1998, the Company repaid the advance.

Due to related party of $1,413,146 at June 30, 1998, represents an unsecured, uncollateralized revolving line of credit with the JV Partner. The line of credit bears interest at 11.1% per annum and expires in September 2000. The source of the funds is a line of credit extended to the JV Partner by a Chinese bank.

7. SUBSEQUENT EVENTS

In July 1998, the JV entered into an RMB 13 million (approximately $1,560,000) revolving line of credit with a financial institution. The line of credit is renewable annually and bears interest at 6.3525% per annum.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

          NexMed, Inc. ("NexMed"), which has been in existence since 1987, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

          (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(TM), which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment products under development by the Company are Alprox-TD(TM), an alprostadil cream for the treatment of male erectile dysfunction (impotence), and Femprox(TM), an alprostadil-based product for the treatment of female sexual dysfunction. Also targeted for research and development are ibuprofen and ketoprofen cream formulations for sports medicine and arthritis treatment and an acyclovir anti-viral cream for the treatment of herpes simplex; and

          (ii) the Viratrol(R) device, a proprietary therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the patented device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop; and

          (iii) the manufacturing and distributing of generic pharmaceutical products through its Joint-Venture in China (the "JV"), which became effective on January 1, 1998. The Company intends to continue and expand upon the production and distribution in China and export to other international markets of generic pharmaceutical products currently approved and sold in China.

          In the second half of 1998, pending sufficient funding, the Company intends to expand its research, development, and marketing activities and capabilities, both domestically and internationally, with regard to its proprietary pharmaceuticals products and to execute a business strategy with the goal of achieving a level of development and commercialization sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its proprietary products. For its generic pharmaceutical business, the Company intends for the JV to develop new products, acquire new production equipment and working capital and retrofit the existing production facilities to meet the Chinese Good Manufacturing Practices (GMP) standards.

          With respect to the regulatory approval of its products, the Company intends to initiate in the second half of 1998, pending sufficient funding, Phase II studies in the U.S. for the Alprox-TD(TM) treatment cream for male impotence. During the second quarter of 1998, the Company has initiated a Phase I safety study for the Femprox(TM) treatment cream for female sexual dysfunction. In China, the Company has initiated a 200-patient Phase III double-blind clinical study, and pending satisfactory results, intends to submit a New Drug Application to the Chinese Department of Health during the fourth quarter of 1998.

          For the Viratrol(R) herpes treatment device, the Company is conducting a 60-patient, double-blind study in China, and is intending to file an Investigational Device Exemption (IDE) with the FDA and to initiate clinical studies in the U.S. The Company has submitted a Notification of Sale for the Viratrol(TM) device in Canada during the second quarter of 1998, and has received written confirmation from Health Canada Medical Devices Bureau that the device is classified as risk Class I or in the lowest risk category, and is cleared for marketing and distribution in Canada.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE SIX MONTHS ENDED JUNE 30 OF 1998 AND OF 1997

          Revenues. The Company recorded revenues from the JV's product sales in China, of $2,739,063 during the first six months of operations in 1998 as compared to no sales during the same period in 1997. The Company anticipates that the continued expansion of the JV's production capacity should result in additional sales revenue during the second half of 1998. The Company recorded no licensing revenues during the first six months of 1998 as compared to $50,000 during the same period in 1997. The Company does not anticipate that revenues will be generated during the second half of 1998 from its outstanding licensing agreements for Taiwan, Argentina and Uruguay. The Company is currently pursuing additional licensing and partnering agreements with multi-national pharmaceutical companies for the U.S., European and Japanese markets, which, if entered into, may result in contract revenues in the second half 1998.

          Cost of Products Sold: The cost of product sales were $2,421,574 and zero in 1998 and 1997, respectively. The cost has been higher than anticipated, and in large measure, is attributable to the price of the raw materials of the JV's production of mostly generic antibiotics. The new management at the JV has identified alternative sources of raw materials at a lower price, and the Company expects the overall production cost to decrease and gross profit margins to increase during the second half of 1998.

          Research and Development Expenses. Research and development expenses for the first six months of operation of 1998 and 1997, were $890,310 and $787,374, respectively. The increase is primarily attributable to the increase in and scope of clinical studies initiated in the U.S. The Company expects that pending sufficient funding, total research spending in 1998 will continue to increase with the expansion in development and clinical activities.

          General and Administrative Expenses. General and administrative expenses were $1,445,759 during the first six months of operation in 1998 as compared to $947,759 during the same period in 1997. The increase is largely attributed to the expenses of the JV operation in China and the Company's international commercialization efforts. The Company's general and administrative expenses are expected to increase in the future in line with the research efforts in the U.S., and product commercialization efforts in China and in other international markets. During the first six months of 1998 and 1997, the Company recorded non-cash charges of approximately $48,710 and $66,042, respectively, for certain options and warrants granted to consultants.

          Interest Income and Expense. The Company recognized $284,379 in interest expense during the first six months of 1998, compared with $15,937 in income during the same period in 1997. The increase is due to the JV's interest expense for its working line of credit and the Company's notes payable issued in the fourth quarter of 1997. Interest expense is expected to increase during 1998, in line with the additional borrowings by the Company and the anticipated increase in working capital required by the JV to increase its production capability.

          Net Loss. The net loss applicable to common shareholders was ($2,197,554) or ($0.33) per share for the first six months of 1998, compared with a net loss of ($1,669,196) or ($0.28) per share for the same period in 1997. The increase in net loss is attributable to the increase in expenses associated with the Company's U.S. product development and clinical programs and international commercialization efforts, as well as with the JV's current operations and new product development programs.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED JUNE 30 OF 1998 AND OF 1997

          Revenues. The Company recorded revenues of $1,534,393 compared with none during the second quarter of operations in 1998 and 1997, respectively. The 1998 revenues were generated from the JV's product sales in China. The Company anticipates that the increase in the production capacity of the JV should result in additional sales revenue in 1998.

          Cost of Products Sold. The cost of products sold was $1,378,076 in 1998 as compared to zero for the same period in 1997. The cost in large measure is attributable to the price of the raw materials for the JV's production of mostly generic antibiotics.

          Research and Development Expenses. For the three months ended June 30, research and development expenses were $502,654 in 1998 as compared to $499,946 in 1997. During 1998, the Company expects its total research spending to increase as its products under development enter into clinical studies in the U.S.

          General and Administrative Expenses. General and administrative expenses were $733,485 and $671,106 in 1998 and 1997, respectively. The Company's general and administrative expenses are expected to increase in line with its product development in the U.S., and commercialization efforts in China and in other international markets.

          Interest Income and Expense. The Company recognized $156,806 in interest expense during the second quarter of 1998, compared with $13,414 in income during the same period in 1997. The increase is due to the JV's interest expense for its working line of credit and the Company's notes payable issued in the fourth quarter of 1997. Interest expense is expected to increase during 1998, in line with the anticipated increase in working capital required by the JV to increase its production capability and in additional borrowings by the Company.

          Net Loss. The net loss applicable to common shareholders was ($1,201,811) or ($0.16) per share for the second quarter in 1998, compared with a net loss of ($1,157,638) or ($0.19) per share for the same period in 1997. The net loss during the second quarter of 1998 is attributable to the increase in expenses associated with the JV's operations and the Company's U.S. product development and clinical programs.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 1998, the Company has an accumulated deficit of $10,378,988. The Company has financed its operations primarily from sales of equity securities and from borrowing.

          In consideration for the formation of the JV, the JV partner's parent, Xiaolan Industrial General Corporation, ("XIGC") has provided the JV with a $1,566,265 (RMB 13 million) unsecured, uncollateralized, revolving line of credit for working capital. The JV currently pays interest at a rate of 0.924% per month, or 11.088% per year. In addition to the payment of interest, the JV is obligated to pay the principal at the end of the term. XIGC has also provided the JV with an additional $216,867 (RMB 1.8 million) for working capital, which the parties have agreed will be repaid on the same terms as the RMB 13 million line of credit. During the second quarter, the JV applied directly for and received, in early July, its own line of credit from the China Industrial & Commercial Bank totalling RMB 13 million. The line of credit is renewable annually, and bears a fixed interest rate of 6.3525% per year. The line of credit is expected to increase in order to provide additional working capital for the anticipated increase in the JV's product sales and inventory. The JV also intends to use a portion of the proceeds from the new line of credit to repay the outstanding principle and interest on the line of credit secured by XIGC.

          During the first six months of 1998, the Company repaid $500,000 in promissory notes and rolled-over $470,000 into new notes at varying interest rates from 12-15% and due on various dates in the second half of 1998. In addition, the Company has an additional $316,700 in promissory notes and $1,820,000 in convertible promissory notes due on various dates during the last six months of 1998.

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

          In the course of its development activities, the Company has incurred significant losses and expect to incur substantial additional development costs. As a result, the Company will require additional funds for its U.S. and international operations and may seek private or public equity investments and future collaborative arrangements with third parties to meet such needs. In order to meet its immediate funding requirements, repay short-term indebtedness and maintain day-to-day operations, the Company estimates that it will require $5 million over the next 12 months. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. The Company is actively seeking to raise additional capital, including through an ongoing private placement. However, if the Company is unable to raise sufficient funds, the Company may be required to delay, reduce, or eliminate some or all of its research and development activities, planned clinical studies, and administrative programs. Based upon the Company's current resources and anticipated proceeds from the ongoing private placement, the Company believes that it will have enough cash to sustain its operations through October 1998. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) the timing and costs of obtaining regulatory approvals; (iv) the level of resources that the Company devotes to sales and marketing capabilities; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

OTHER FACTORS WHICH MAY AFFECT OPERATING RESULTS

RESEARCH AND DEVELOPMENT

          For the first six months ended June 30, 1998, the Company spent $890,310, and for the year ended December 31, 1997, the Company spent $2,078,517, on research and development. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $6,029,797 on research and development.

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

FORWARD-LOOKING INFORMATION

          This report contains forward-looking information, including statements regarding the Company's plans, objectives, expectations and intentions. All forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results and experience to differ materially from such projections. Reference should be made to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 and, in particular, the sections entitled "Description of Business" and "Plan of Operation."

                                    PART II

                               OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          In April, 1998, the Company issued 51,038 shares of its common stock, $0.001 par value per share ("Common Stock"), at a price of $1.25 per share to two consultants in exchange for services rendered, pursuant to an exemption from registration under the Securities Act of 1933 (the "Securities Act") provided by Rule 506 of Regulation D thereunder.

         In May, 1998, the Company sold 1,360,000 shares of Common Stock at a total offering price of $2,040,000, or $1.50 per share, to 12 individual investors, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder. Proceeds of the offering were used for salaries and benefits of employees, general overhead expenses, the funding of clinical studies and pre-production activities.

         In April, May and June 1998, the Company issued a total of 195,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits (in accordance with Item 601 of Regulation S-B)

         Set forth below are all the exhibits to this Quarterly Report on Form 10-QSB.

Exhibit
Number                  Description
-------                 -----------

  27            Financial Data Schedule


         (b)  Reports on Form 8-K
              -------------------

              None.



                                  SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NEXMED, INC.


Date:  August 12, 1998                  /s/ Y. Joseph Mo
       ---------------                  ----------------------------------------
                                        Y. Joseph Mo
                                        Chairman of the Board of Directors,
                                        President and C.E.O.


Date:  August 12, 1997                  /s/ Vivian H. Liu
       ---------------                  ----------------------------------------
                                        Vivian H. Liu,
                                        Vice President and Secretary