Form 10QSB
period 1998-09-30
NEXMED INC
filed 1998-11-16
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

      Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ____________

                         Commission file number 0-22245

                                  NEXMED, INC.
                                  ------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                           87-0449967
               ------                                           ----------
   (State or Other Jurisdiction of                                (I.R.S.
Employer Incorporation or Organization)                      Identification No.)

                 350 Corporate Boulevard, Robbinsville, NJ 08691
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 208-9688
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                       ---
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 13, 1998, 8,276,303 shares of common stock were outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_| No |_|

                                  NexMed, Inc.
                           Consolidated Balance Sheets

                                                                   September 30,
                                                                       1998
                                                                    (unaudited)
                                                                    -----------
Assets
Current assets:
   Cash and cash equivalents                                       $  1,831,056
   Accounts receivable                                                1,690,287
   Inventories                                                          708,690
   Due from related parties                                              54,194
   Prepaid expenses and other assets                                    443,273
                                                                   ------------
     Total current assets                                             4,727,500

Furniture and equipment, net                                          1,596,803
Debt issuance costs, net of accumulated amortization
   of $60,116                                                             8,589
Intangibile assets, net of accumualted amortization
   of $39,160                                                           214,523
                                                                   ------------
     Total assets                                                  $  6,547,415
                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
   Notes payable                                                   $  2,479,697
   Bank Line of Credit                                                2,174,438
   Due to related parties                                               564,444
   Accounts payable and accrued expenses                              2,127,682
                                                                   ------------
     Total current liabilities                                        7,346,261
                                                                   ------------

Minority interest                                                       798,995
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none issued and outstanding                        --
   Common stock, $.001 par value, 40,000,000
     shares authorized, 8,266,303 issued
     and outstanding, respectively                                        8,266
   Additional paid-in capital                                        10,066,000
   Accumulated deficit                                              (11,661,463)
   Cumulative translation adjustments                                    12,648
                                                                   ------------
                                                                     (1,574,549)
   Less: deferred compensation                                          (23,292)
                                                                   ------------
     Total stockholders' equity                                      (1,597,841)
                                                                   ------------
     Total liabilities and stockholders' equity                    $  6,547,415
                                                                   ============

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                    For the nine months          For the three months
                                                    ended September 30,           ended September 30,
                                                --------------------------    --------------------------
                                                    1998           1997          1998            1997
Revenue
    Product sales                               $ 4,493,551    $      --      $ 1,754,488    $      --
    License fees                                       --           50,000           --             --
                                                -----------    -----------    -----------    -----------
       Total revenues                             4,493,551         50,000      1,754,488           --
                                                -----------    -----------    -----------    -----------
Operating expenses
    Cost of product sales                         4,031,921           --        1,610,347           --
    Selling, general and administrative           1,924,389      1,360,274        563,405        412,515
    Research and development                      1,757,981      1,155,185        782,896        367,811
                                                -----------    -----------    -----------    -----------
       Total operating expenses                   7,714,291      2,515,459      2,956,648        780,326
                                                -----------    -----------    -----------    -----------

Loss from operations                             (3,220,740)    (2,465,459)    (1,202,160)      (780,326)

Interest income (expense), net                     (390,292)        16,055       (105,913)           118
                                                -----------    -----------    -----------    -----------

Loss before minority interest                    (3,611,032)    (2,449,404)    (1,308,073)      (780,208)
Minority interest                                   131,005           --           25,600           --
                                                -----------    -----------    -----------    -----------

    Net loss                                    $(3,480,027)   $(2,449,404)   $(1,282,473)   $  (780,208)
                                                ===========    ===========    ===========    ===========

Basic and diluted loss per share                $     (0.48)   $     (0.41)   $     (0.16)   $     (0.13)
                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding
    used for basic and diluted loss per share     7,254,270      6,020,837      8,178,432      6,179,881
                                                ===========    ===========    ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                         For the nine months
                                                         ended September 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----
Cash flows from operating activities
    Net loss                                         $(3,480,027)   $(2,449,404)
    Adjustments to reconcile net loss to
      net cash from operating activities
       Depreciation and amortization                     276,720         21,605
       Non-cash compensation expense                      53,966         72,049
       Increae in accounts receivable                   (807,283)          --
       Increase in inventories                          (148,366)          --
       Increae in prepaid expenses and other assets     (346,265)       (13,449)
       Increase (decrease) in account payable
         and accrued expenses                            705,310        (49,525)
                                                     -----------    -----------
           Net cash used in operating activities      (3,745,945)    (2,418,724)
                                                     -----------    -----------

Cash flow from investing activities
    Capital expenditures                                (174,151)       (86,816)
    Advances to Joint Venture                          1,870,000        300,000
                                                     -----------    -----------
           Net cash used in investing activities       1,695,849        213,184
                                                     -----------    -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                            2,711,833      2,101,220
    Issuance of notes payable                            354,986        100,000
    Net decrease in due to/from related parties         (987,531)          --
    Borrowings under line of credit                    2,168,675
    Repayment of notes payable                          (500,000)       (25,000)
                                                     -----------    -----------
           Net cash from financing activities          3,747,963      2,176,220
                                                     -----------    -----------

Net increase in cash                                   1,697,867        (29,320)

Cash, beginning of period                                133,189        194,577
                                                     -----------    -----------

Cash, end of period                                  $ 1,831,056    $   165,257
                                                     ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and notes thereto dated March 2, 1998 included in the NexMed, Inc. (the "Company") Form 10-KSB.

Effective January 1, 1998, upon the consummation of the joint venture agreement (see Note 2), the Company is no longer considered a development stage company.

2. Joint Venture Agreement with Zhongshan Xiaolan Pharmaceutical Factory.

In July 1997, the Company, through its wholly-owned subsidiary, NexMed (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV") with Zhongshan Xiaolan Pharmaceuticals Factory (the "JV Partner"). Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and is required to make additional contributions of $700,000 and $630,000 by September 1999 and 2000, respectively, in exchange for a 70% equity interest in the JV. The Company has completed its first year funding requirement of $2,170,000.

3. New Accounting Pronouncements

Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). Comprehensive income for the three and six months ended September 30, 1998 and 1997 is as follows:

                                                   Three Months Ended
                                                      September 30,
                                             -------------------------------
                                                1998                 1997
                                             -----------         -----------

Net loss                                     $(1,282,473)        $  (780,208)
Cumulative translation adjustments                 2,433
                                             -----------         -----------
                                             $(1,280,040)        $  (780,208)
                                             ===========         ===========

                                                   Nine Months Ended
                                                      September 30,
                                             -------------------------------
                                                1998                 1997
                                             -----------         -----------

Net loss                                     $(3,480,027)        $(2,449,404)
Cumulative translation adjustments                12,648                  --
                                             -----------         -----------
                                             $(3,467,379)        $(2,449,404)
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

4. Inventories

Inventories are stated at the lower of cost or market on a first-in-first-out basis and consist of the following:

                                                      September 30,
                                                          1998

Raw Materials                                           $ 182,410
Finished Goods                                            526,280
                                                        ---------
                                                        $ 708,690
                                                        =========

5. Issuance of Common Stock and Options

In September 1998 the Company issued 106,667 shares of common stock in a private placement raising gross proceeds of $160,000.

In July August and September 1998, options to acquire 60,000 shares of common stock at $.25 per share were exercised. The Company received net proceeds of $15,000.

6. Notes Payable

In August 1998, the Company issued two notes for $20,000 and $15,000 respectively. The new notes bear interest rates of 12% and 15% respectively and are payable together with accrued but unpaid interest in February and March 1999 respectively.

In July and August 1998, the Company and a note holder agreed to roll over an aggregate of $116,000 in outstanding principal and unpaid interest in the amount of $8,750 into new notes. The new notes in the aggregate principal amount of $124,750, bear interest ranging from 12% to 15% per annum and are payable, together with accrued but unpaid interest on various dates through February 1999.

7. Related Party Transactions

In July and August 1998, the Company was advanced $347,000 from an officer and director of the Company under an informal agreement. The advance bore interest at 12% per annum and is due at various intervals in1998. In October 1998, the Company repaid $158,000 of the advance.

At September 30,1998, $217,444 of an unsecured, uncollateralizied revolving line of credit with the JV Partner was outstanding. The line of credit bears interest at 11.1% per annum and expires in September 2000. The source of the funds is a line of credit extended to the JV Partner by a Chinese bank.

8. Line of Credit

In July 1998, the JV entered into an RMB 13 million (approximately $1,570,000) revolving line of credit with a financial institution. In September 1998 an additional RMB 5 million (approximately $600,000) was granted. The line of credit is renewable annually and bears interest at 6.3525% per annum.

9. Subsequent Events

In October 1998, the Company through its wholly owned subsidiary, NexMed (USA), Inc., organized New Brunswick Medical, Inc. ("NBM"), a Delaware corporation. NexMed (USA), Inc. transferred to NBM its rights to develop, manufacture and market the Viratrol herpes treatment device in the U.S. in exchange for 9,500 shares of NBM common stock. NBM then sold 500 shares of its common stock to a private investor in exchange for $500,000 of which $150,000 was loaned to the same investor for a six-month promissory note.

In October 1998 the Company issued a note for $120,000, the new note bears interest of 15% per annum and is payable in January 1999.

                                     PART I

                              FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis

GENERAL

      NexMed, Inc. ("NexMed"), which has been in existence since 1987, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

      (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment products under development by the Company are Alprox-TD(TM), an alprostadil cream for the treatment of male erectile dysfunction (impotence), and Femprox(TM), an alprostadil-based product for the treatment of female sexual dysfunction. Also targeted for research and development are ibuprofen and ketoprofen cream formulations for sports medicine and arthritis treatment and an acyclovir anti-viral cream for the treatment of herpes simplex; and

      (ii) the Viratrol(R) device, a proprietary therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the patented device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop; and

      (iii) the manufacturing and distributing of generic pharmaceutical products through its Joint-Venture in China (the "JV"), which became effective on January 1, 1998. The Company intends to continue and expand upon the production and distribution in China and export to other international markets of generic pharmaceutical products currently approved and sold in China.

      If sufficient funding is forthcoming, the Company intends to expand its research, development, and marketing activities and capabilities, both domestically and internationally, with regard to its proprietary pharmaceuticals products and to execute a business strategy with the goal of achieving a level of development and commercialization sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its proprietary products.

      With respect to the regulatory approval of its products that incorporate the

NexACT(R) technology, the Company has completed a Phase I study for the Femprox(TM) treatment cream for female sexual dysfunction, and intends to complete during the first quarter of 1999, the ongoing pre-Phase II toxicology studies in the U.S. for the Alprox-TD(TM) cream for treating male erectile dysfunction. In China, the Company has finished a multi-site, 200-patient Phase III study, and intends to submit a New Drug Application (NDA) to the Chinese Department of Health before the end of 1998.

      For the Viratrol(R) herpes treatment device, the Company has been in contact with the FDA regarding the requirements for filing an Investigational Device Exemption (IDE) and initiating clinical studies in the U.S. Internationally, the Company has received written confirmation from Health Canada Medical Devices Bureau that the Viratrol device is cleared for marketing and distribution in Canada.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE NINE MONTHS ENDED SEPTEMBER 30 OF 1998 AND OF 1997

      Revenues. The Company recorded revenues from the JV's product sales in China, of $4,493,551 during the first nine months of operations in 1998 as compared to no sales during the same period in 1997. The Company recorded no licensing revenues during the first nine months of 1998 as compared to $50,000 during the same period in 1997. The Company does not anticipate any licensing revenues to be generated during 1998. The Company is currently pursuing potential licensing and partnering agreements for the U.S., European and Japanese markets.

      Cost of Products Sold: The cost of products sold were $4,031,921 and zero in 1998 and 1997, respectively. The cost in large measure is attributable to the price of the raw materials for the JV's production of mostly generic antibiotics, and has remained higher than anticipated, due to an increase in duty rates imposed on some of the imported raw materials. The Company expects the cost to stabilize and gross profit margins to improve once the JV receives its own import license and procures the raw materials directly from the manufacturers/suppliers.

      Research and Development Expenses. Research and development expenses for the first nine months of operation of 1998 and 1997, were $1,757,981 and $1,155,185, respectively. The increase is primarily attributable to the increase in and scope of clinical studies initiated in the U.S. The Company expects if sufficient funding is forthcoming, total research spending in 1998 will continue to increase with the expansion in development and clinical activities.

      General and Administrative Expenses. General and administrative expenses were $1,924,389 during the first nine months of operation in 1998 as compared to $1,360,274 during the same period in 1997. The increase is largely attributed to the expenses of the JV operation in China and the Company's expanded activities in the U.S. and internationally. The Company's general and administrative expenses are expected to increase in the future in line with the rise in its financing and business development efforts, and product commercialization efforts in China and other international markets. During the first nine months of 1998 and 1997, the Company recorded non-cash charges of approximately $53,966 and $72,049, respectively, for certain options and warrants granted to consultants.

      Interest Income and Expense. The Company recognized $390,292 in interest expense during the first nine months of 1998, compared with $16,055 in income during the same period in 1997. The increase is due to the JV's interest expense for its working line of credit and the Company's interest payments for its outstanding notes payable. Interest expense is expected to increase for the remaining quarter in 1998, in line with the additional borrowings by the Company and the increase in working capital required by the JV.

      Net Loss. The net loss applicable to common shareholders was ($3,480,027) or ($0.48) per share for the first nine months of 1998, compared with a net loss of ($2,449,404) or ($0.41) per share for the same period in 1997. The increase in net loss is attributable to the increase in expenses associated with the Company's U.S. product development and clinical programs and international commercialization efforts, as well as with the JV's current operations and new product development programs.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30 OF 1998 AND OF 1997

      Revenues. The Company recorded revenues of $1,754,488 compared with none during the third quarter of operations in 1998 and 1997, respectively. The 1998 revenues were generated from the JV's product sales in China.

      Cost of Products Sold. The cost of products sold was $1,610,347 in 1998 as compared to zero for the same period in 1997. The cost in large measure is attributable to the price of the raw materials for the JV's production of mostly generic antibiotics.

      Research and Development Expenses. For the three months ended September 30, research and development expenses were $782,896 in 1998 as compared to $367,811 in 1997. During 1998, the Company expects its total research spending to increase in line with the expansion of clinical activities in the U.S. and in China for three of its products under development.

      General and Administrative Expenses. General and administrative expenses were $563,405 and $412,515 in 1998 and 1997, respectively. The increase is attributable to the inclusion of the JV's operations effective January 1998.

      Interest Income and Expense. The Company recognized $105,913 in interest expense during the second quarter of 1998, compared with $118 in income during the same period in 1997. The increase is due to the JV's interest expense for its working line of credit and the Company's outstanding notes payable. Interest expense is expected to increase during 1998, in line with the increase in the JV's working capital and the additional borrowings by the Company.

      Net Loss. The net loss applicable to common shareholders was ($1,282,473) or ($0.16) per share for the second quarter in 1998, compared with a net loss of ($780,208) or ($0.13) per share for the same period in 1997. The net loss during the second quarter of 1998 is attributable to the increase in expenses associated with the JV's operations and the Company's U.S. product development and clinical programs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 1998, the Company has an accumulated deficit of $11,661,463. The Company has financed its operations primarily from sales of equity securities and from borrowing.

      The JV has secured an uncollatorized line of credit from two banks in China totaling $2.17 million (RMB 18 million.) The line of credit, guaranteed by the JV partner's parent, Xiaolan Industrial General Corporation ("XIGC"), is renewable annually and bears a fixed interest rate of 6.3525% per year. The JV has used proceeds from its bank lines of credit to repay $1.57 million of the outstanding principle and interest on the approximately $1.79 million (RMB 14.8 million) unsecured and uncollateralized working capital, advanced to the JV by XIGC. The remaining $217,000 bears a fixed interest rate of 11.1% per year.

      During the first nine months of 1998, the Company repaid $500,000 in promissory notes and rolled-over $585,000 into new notes at varying interest rates from 12-15% and such notes are due on various dates through February and March, 1999. In addition, the Company has $1.82 in promissory notes due in November 1998, which subject to the approval of the note-holders, the Company intends to roll-over into new notes with due dates in November 1999 and at a higher interest rate of 10% per annum (from 6% currently), and with the option to convert to shares of NexMed common stock at $2.00 per share prior to the new due date. Should the Company fail in its effort to roll-over the outstanding $1.82 million into new promissory notes and to raise sufficient capital to repay the notes, the Company would then be considered in default thereof.

      In October 1998, the Company through its wholly-owned subsidiary, NexMed (U.S.A.), Inc., organized New Brunswick Medical, Inc., ("NBM") a Delaware corporation. The Company transferred to NBM its rights to develop, manufacture, and market the Viratrol(R) herpes treatment device in the U.S. in exchange for 9,500 shares of NBM common stock. NBM sold 500 shares of its common stock to a private investor in exchange for $500,000, of which $150,000 was loaned to the same investor for a six-month promissory note.

      The Company's expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its pre-clinical and clinical testing, its ability to raise adequate funding, and its ability to complete additional corporate partnership agreements. In the course of its development and operation activities, the Company has incurred significant losses and expects to incur substantial additional development costs. Presently, the Company's burn rate for its U.S. operations is $250,000 per month. As a result, the Company will require additional funds for its U.S. and international operations and is seeking private or public equity investments and future collaborative arrangements with third parties to meet such needs. In order to meet its immediate funding requirements, repay short-term indebtedness and maintain day-to-day operations, the Company estimates that it will require $7 million over the next 12 months. The Company cannot utilize the JV's assets, other than for activities in connection with the JV's operations. Subsequently, the current assets including most of the cash and cash equivalents, and all of the accounts receivable and inventories reflected on the balance sheet, are assets of the JV and cannot be used to fund the Company's U.S. and international operations. The Company shall have to seek alternative financing and there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

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

OTHER FACTORS WHICH MAY AFFECT OPERATING RESULTS

Research And Development

      For the first nine months ended September 30, 1998, the Company spent $1,757,981, and for the year ended December 31, 1997, the Company spent $2,078,517, on research and development. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $6,812,693 on research and development.

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

Year 2000

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company believes the systems in its U.S. and international operations, including those at the JV, are in compliance, but has not completed its full assessment which includes the Company's current and prospective suppliers. The Company believes that the costs of addressing this issue will not have a material adverse impact on the Company's financial positions. However, if the Company and third-parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote the resources required, assuming the availability of adequate financing, to resolve any significant year 2000 issues in a timely manner.

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

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      In September, 1998, the Company issued 106,667 shares of its common stock, $0.001 par value per share per share ("Common Stock"), at a price of $1.50 per share, to 9 individual investors, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder. Proceeds of the offering were used for general overhead expenses.

      In August and September 1998, the Company issued a total of 60,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXMED, INC.


Date: November 16, 1998                   /s/ Y. Joseph Mo
      ------------------                  ---------------------------------
                                          Y. Joseph Mo
                                          Chairman of the Board of Directors,
                                          President and C.E.O.


Date: November 16, 1998                   /s/ Joseph M. Warusz
      ------------------                  ---------------------------------
                                          Joseph M. Warusz
                                          Vice President, C.F.O. and Treasurer