Form 10KSB40
period 1998-12-31
NEXMED INC
filed 1999-04-12
CIK 1017491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|_|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

|X|   Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year: $5,709,083

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates was $13,548,352. The aggregate market value was computed based on the average of the bid and asked prices of NexMed, Inc.'s common stock, par value $0.001 per share, as reported by the National Quotation Bureau for such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 31, 1999, 8,401,703 shares of Common Stock, par value $0.001 per share, were outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes       No |X|

                                     Part I

Item 1. Description of Business

Business

      NexMed, Inc. ("NexMed"), which has been in existence since 1987 and is in the development stage (see "Company History and General Information" in this Item 1), has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

            (i) topical treatment products based on a penetration enhancement technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. The NexACT(R) technology is designed to enhance absorption through the skin, overcoming the skin's natural barrier properties and enabling the rapid penetration of high concentrations of the active drug directly to the site of the skin or extremity at which the active drug's effect is desired, thereby resulting in improved therapeutic outcomes and reduced gastrointestinal or other systemic side effects that often accompany oral medications. With respect to the marketing and development of its proprietary products, the Company intends to direct its topical delivery system development efforts on drugs previously approved by the Food and Drug Administration ("FDA") with proven efficacy and safety profiles, with patents expiring or expired and with proven market records and potential. Currently, the primary topical treatment products under research and development by the Company are alprostadil creams incorporating the NexACT(R) technology for the treatment of male and female sexual dysfunction. The Company is discussing the opportunity to co-develop its Alprox-TD(TM) topical impotence treatment and one or more of its other proprietary products under development with large pharmaceutical companies, and is intending to seek licensing arrangements during 1999. Under such an arrangement, the Company envisions receiving a substantial payment upon signing of the agreement, additional payments based on regulatory milestones achieved, and pending regulatory approval, royalty payments based on product sales. Although the Company is actively engaged in ongoing discussions with large pharmaceutical companies, no assurance can be given that the Company will be able to conclude a licensing arrangement on a timely basis, if at all, or on terms acceptable to the Company.

            (ii) the Viratrol(R) device, a proprietary therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming or shortens healing time once lesions develop. The Company has received clearance for marketing the device in Canada from the Health Protection Branch.

A. Development of Topical Treatment Products

1. Acquisition, Research and Development of Drug Delivery Enhancement Technology

      In October 1996, the Company acquired rights and interests, including patents, patent applications, trade secrets and know-how, relating to absorption enhancers for topical pharmaceutical formulations from Odontex, Inc. ("Odontex"), a Kansas-based company, in exchange for 75,000 shares of the Company's Common Stock, $.001 par value per share ("Common Stock"). The Company has registered the trademark NexACT(R) as the name for the transdermal drug delivery technology. The NexACT(R) technology is designed to enhance absorption through the skin, overcoming the skin's natural barrier properties and enabling the rapid penetration of high concentrations of the active drug directly to the site of the skin or extremity at which the active drug's effect is desired, thereby resulting in improved therapeutic outcomes and reduced gastrointestinal or other systemic side effects that often accompany oral medications. The Company believes that this technology may be incorporated with drugs such as alprostadil, acyclovir, ibuprofen and ketoprofen, and new topically-applied products may be developed to treat diseases and disorders such as male and female sexual dysfunction (impotence), oral and genital herpes simplex, arthritis and pain management.

      The Company acquired two U.S. patents, a pending U.S. patent application and a pending international patent application from Odontex, which application is currently pending in Canada, China, the European Patent Office, and the Russian Federation. In an effort to expand the coverage on the next generation of the enhancement technology that it is developing, the Company has filed three additional patent applications in the U.S., and two corresponding international applications under the Patent Cooperation Treaty.

      During the next twelve months, the Company intends to continue its focus on developing topical treatments based on the NexACT(R) technology at the Higuchi Biosciences Center of the University of Kansas ("KU"), where the Company is using laboratory space pursuant to a research agreement with the university. The drugs to which the Company currently intends to direct the topical delivery system development efforts of its advisors, consultants and employees at the Higuchi Biosciences Center (see "Advisors, Consultants, Researchers and Employees in Absorption Enhancement Field" below) are drugs previously approved by the FDA, with proven efficacy and safety profiles, with patents expiring or expired and with proven market records and potential.

2. Products Under Development

      Assuming adequate funding, leading candidates for topical treatment products currently under research and development by the Company include:

            (i) Alprox-TD(TM), an alprostadil-based topical treatment cream intended for use by men who are suffering from mild to moderate male erectile dysfunction ("ED"), also commonly known as impotence. The NexACT(R) enhancers have been demonstrated to promote the absorption of alprostadil and to improve the clinical responses in clinical studies. With respect to the approval of its products in the United States, the Company completed in February 1998 a 60-patient (30 male and 30 female) Phase I study on the Alprox-TD(TM) cream. The Company received clearance from the FDA for the initiation of Phase II, pending the completion of additional toxicology studies, which the Company expects to complete in June 1999 at an approximate cost of $400,000. Assuming adequate funding, the Company expects to complete these studies and thereafter initiate Phase II studies in the United States in the second half of 1999. In China, the Company completed Phase III double-blind and open label clinical studies that evaluated a total of 143 men, and submitted in January 1999, a New Drug Application to the China State Drug Administration (`CSDA") for approval to distribute the product in China;

            (ii) Femprox(TM), an alprostadil-based cream product for the treatment of female sexual dysfunction. In February 1998, the FDA cleared the Company to proceed with an eight-patient, Phase I clinical study for safety and efficacy, which the Company completed during the fourth quarter of 1998. The Company is currently awaiting FDA review of the data.

3. Advisors, Consultants, Researchers and Employees in Absorption Enhancement Field

      Dr. Servet Buyuktimkin and Dr. Nadir Buyuktimkin, co-developers and authors of numerous publications and presentations relating to the Company's NexACT(R) enhancers, are employed by the Company as Director of Drug Delivery Research and Director of Formulation Research, respectively, and conduct research at the Company's laboratories at the Higuchi Biosciences Center of KU. Dr. J. Howard Rytting, a co-developer of the NexACT(R) enhancers and professor in the Department of Pharmaceutical Chemistry of the School of Pharmacy of KU, is a member of the Company's Scientific Advisory Board. In addition, pursuant to a research agreement between the Company and KU, the Company is funding a research effort by Dr. Rytting for the development of new methodologies involving penetration enhancement research. The Company has the right to become the exclusive licensee of such new technology, for which KU would hold the patents.

B. Viratrol(R) Herpes Treatment Device

      Another of the Company's proposed products, which is still in the development stage, is the Viratrol(R) device, a hand-held non-invasive therapeutic device designed to deliver a minute electrical current for the treatment of herpes simplex diseases. The Company believes that the electrical current, which is topically delivered by the device to an infected site, blocks lesions from forming and/or shortens healing time once lesions develop. The commercial prototype developed by the Company is based on a new generation of technology and patents resulting from development work undertaken by the Company subsequent to its acquisition in 1994 of earlier technology for a device designed for similar use. The Company has completed a Phase II study in China on the Viratrol(R) device, involving 10 patients with recurrent herpes labialis. All of the subjects experienced full remission of symptoms after one to three days of the device-application regimen. The Company also initiated a 60-patient, double-blind study in China, which was expected to conclude in 1998. However, the Company discontinued the study due to the inability of the contract research organization that managed the study, to complete and deliver the data to the Company on a timely basis.

      In the U.S., the Company, assuming adequate funding, intends to file an Investigational Device Exemption ("IDE") with the FDA during 1999 and initiate Phase I/II studies in the United States. The Company has two issued patents on the current version of the device and one pending Continuation-in-Part application and one patent application currently under review by the U.S. Patent and Trademark Office. In addition, the Company filed in 1998, international patent applications corresponding to its October 1997 application under the Patent Cooperation Treaty, in Japan, China, Taiwan, Korea, Israel, Canada, Mexico, and the European Economic Community. The Company plans to file additional patents as a strategy to continue expanding the protective coverage of the device. Patent approval does not assure regulatory approval.

      In October 1998, the Company through its wholly-owned subsidiary, NexMed (U.S.A.), Inc., organized New Brunswick Medical, Inc. ("NBM") a Delaware corporation. The Company transferred to NBM its rights to develop, manufacture, and market the Viratrol(R) herpes treatment device in the U.S. in exchange for 9,500 shares of NBM stock. NBM sold 500 shares of its common stock to a private investor in exchange for $500,000. The Company intends to use NBM as a vehicle to raise additional funding from private investors and strategic partners, for the development of Viratrol(R).

C. Joint Venture in China

      In September 1997, the Company, through its wholly-owned subsidiary, NexMed (Asia) Limited, ("NexMed Asia"), received all necessary Chinese government approvals for the formation of a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV"), with Zhongshan Xiaolan Pharmaceuticals Factory, a subsidiary of the Xiaolan Industrial General Corporation (the "Factory" or the "JV partner") in Zhonghshan City, China. In exchange for 70% of the registered capital of the JV, the Company contributed $2,170,000 during the first year, and is required to make contributions by September 1999 and 2000 of $700,000 and $630,000, respectively.

      In addition to the initial payment, the JV's assets include the Factory's sales and customer base, distribution network, licenses to manufacture and market 141 generic drugs in China, 17 registered trademarks for the Chinese market, import and export licenses for finished products and raw materials, and equipment and technology for the production of various pharmaceutical dosage forms, including tablets, capsules, oral solutions and injections.

      Pursuant to the joint-venture agreement, NexMed Asia is obligated to transfer to the JV the production rights to two new products. Towards the fulfillment of this obligation, the JV is the sponsor of the Company's ED clinical development program in China, and pending final regulatory approval by the CSDA, has the right to manufacture the Company's ED treatment cream for the China market under the name Befar(TM).

      During 1998, the JV obtained an uncollateralized line of credit from a local financial institution of $2.17 million (RMB 18 million) guaranteed by the JV partner. The line of credit is renewable annually and bears a fixed interest rate of 6.3525% per year. The JV has used proceeds from this line of credit to repay $1.57 million of the outstanding principle and interest on the line of credit previously advanced to the JV by the JV Partner at 11.1% interest per year. In addition to using the new line of credit to retire a portion of the existing line of credit as described above, the JV has used the new bank funds for working capital and for the retrofitting of the manufacturing facilities and acquisition of new production equipment for the new pharmaceutical products under development.


D.  International Agreements

1. Agreements for the Sale of NexMed (Asia) Limited and the Licensing of Proprietary Products in Asia

      On March 29, 1999, NexMed International Limited, a British Virgin Islands company and the Company's wholly-owned subsidiary ("NexMed International"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vergemont International Limited, a Turks and Caico Islands company with operations in Hong Kong ("Vergemont"), pursuant to which Vergemont would purchase all of the issued and outstanding capital stock of NexMed Asia for $4,000,000. Under the terms of the Stock Purchase Agreement, the purchase price would be paid as follows: (I) a total of $2,000,000 in cash by April 28, 1999, and (ii) two (2) promissory notes each for $1,000,000, due on November 12, 1999 and June 30, 2000, respectively. Payment of the promissory notes is collateralized by a pledge of the stock of NexMed Asia. In addition, the Company would grant Vergemont warrants to purchase 2,000,000 shares of the Company's Common Stock exercisable at $2.50 and $3.00 per share, depending on whether the warrant is exercised before or after June 30, 1999. The Company would pay Shannon Limited, a Hong Kong based investment consulting firm, a commission of six (6) percent on the anticipated $4 million in proceeds and warrants to purchase 200,000 shares of the Company's Common Stock exercisable at $3.00 per share for a period of two years. Both parties have agreed that if the Company does not receive a total of $2,000,000 in cash by April 28, 1999, the Company would return any payment made by Vergemont and the Stock Purchase Agreement would be null and void.

      In conjunction with the sale of NexMed Asia to Vergemont, NexMed International and Vergemont would also enter into a license agreement. Under the terms of the license agreement, Vergemont through its ownership of NexMed Asia, would have an exclusive right in China and Asian Pacific countries to manufacture and market the Company's ED treatment cream and four (4) other of the Company's proprietary products under development. The Company would be paid a royalty on sales and would supply to NexMed Asia on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of the Company's proprietary topical treatments including the Befar(TM) cream. The Company has agreed that during the next 12 months, Dr. Joseph Mo, the Company's President and C.E.O., would remain active in managing the JV's operations and the anticipated approval and launch of Befar(TM), and the Company would be compensated for his time and expenses.

      The assets of NexMed Asia, purchased by Vergemont through its acquisition of the stock of NexMed Asia, primarily consist of the Company's 70% interest in the JV. At the time of its formation, the Company's primary goals for the JV were three-fold: (i) establish a presence in China in order to supervise the Phase III clinical studies on the Befar(TM) cream, and to initiate sales pending marketing approval; (ii) design and retrofit part of the existing complex to a state-of-the-art manufacturing facility that meet Good Manufacturing Practice ("GMP") standards for the production of the Befar(TM) cream, and (iii) capitalize on the JV's existing marketing force for the sales of generic drugs and the Company's proprietary products in China and in selected international markets.

      The Company believes that its participation in the JV has largely achieved its goals. First, the Company has successfully completed Phase III clinical studies on the Befar(TM) cream in China, and has filed in January 1999, an application for marketing approval with the CSDA. In addition, the Company has gained valuable clinical data for the ongoing discussions with potential co-development partners for selected markets, including the U.S., Japan and Europe, and for the Company's proposed Phase II studies in the U.S., pending sufficient financing. Second, the JV has substantially completed the construction of the new manufacturing facility. Finally, the Company has decided to concentrate its efforts on its proprietary product development pipeline, in lieu of devoting additional time and effort to the sale and marketing of generic drugs. Assuming completion of the sale of NexMed Asia, the Company would have no further obligation for funding or contributing proprietary production rights to the JV.

2. Sales and Distribution Joint Venture in Peru

      In December 1997, NexMed International concluded an agreement to form a joint venture with two local partners for the establishment of a sales office and showroom in Lima, Peru. Under the agreement, the Company owns 70% of the joint venture and as to date, has advanced $42,000 to it. The Company intends to utilize the Peruvian office, once operational, as a conduit for the sale and distribution of pharmaceutical products in Latin America. In February 1999, the joint venture which will operate as NexMed (Peru) S.A., obtained registration as an accredited supplier of pharmaceutical products to government agencies in Peru.

3. License Agreement in Taiwan

      In January 1997, NexMed International entered into a license agreement with Lotus Medical Supply, Inc. ("Lotus"), a Taiwanese company, whereby Lotus secured certain manufacturing and marketing rights for the Alprox-TD(TM) cream in Taiwan. In exchange for those rights, Lotus was obligated to seek regulatory approval in Taiwan and to conduct all research and testing required for the purpose of obtaining such regulatory approval. Lotus has not performed its obligation under the terms of the agreement, and both parties have terminated the agreement.

4. Agreement Market the Alprox-TD(TM) Cream in Argentina and Uruguay

      On October 2, 1997, the Company, through NexMed International, entered into a Supply and Distribution Agreement with Finadiet S.A.C.I.F.I., ("Finadiet"), an Argentinean manufacturer and distributor of urological pharmaceutical products, for the distribution of the Alprox-TD(TM) cream in Argentina and Uruguay. Under the agreement, Finadiet was obligated to obtain regulatory approval by July 1998 in exchange for a five-year exclusive sales and distribution right for the two countries. Finadiet was not able to reach the regulatory milestone, and both parties have terminated the agreement.

E. Potential Corporate Alliances

      The Company is currently in discussions with various U.S. and international pharmaceutical and medical companies regarding potential corporate alliances relating to the research and development and marketing of its proprietary products under development. Although no assurances can be given, the Company is hopeful that the negotiations will result in the consummation of one or more definitive agreements.

Research and Development

      The Company's research and development expenses for the twelve months of operation of 1998 and 1997, were $2,302,148 and $2,078,517, respectively. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $7,356,860 on research and development.

      The Company will need significant funding to pursue its research, development and commercialization plans (see Part II, Item 6, "Management's Discussion & Analysis or Plan of Operation"). The potential products upon which the Company intends to focus its current development efforts, the Alprox-TD(TM) and Femprox(R) creams and the Viratrol(R) device, are in the research and development stage. The Company has not begun to market or generate revenues from the commercialization of its products under development. The Company's products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the clinical development work will be completed, or that the anticipated products will be commercially viable or successfully marketed. In addition, there can be no assurance that the Company will be successful in obtaining regulatory approval or developing any additional products, that if successful, it will be able to attract sufficient capital to complete any development and commercialization undertaken or that any such development and commercialization will be successful.

Competition

      Competition in the pharmaceutical and medical products industries is intense and characterized by extensive research efforts and rapid technological progress. The Company competes with numerous firms, many of which are large, multi-national organizations with worldwide distribution. Even if the proposed products are approved for marketing, the Company will face major competitors in the transdermal drug-delivery sector of the industry and in the field of herpes treatment. With regard ED, certain treatments exist, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, and the manufacturers of these products are expected to continue to improve these therapies. Caverject(R), Pharmacia & Upjohn Company's needle injection therapy product for ED is approved for sale in the U.S. and in a number of international markets. Additional competitive therapies include Viagra(R) by Pfizer, Inc., which was approved by the FDA in March 1998, and has become the leading treatment product for ED, exceeding one billion dollar in sales since its introduction. Other large pharmaceutical companies may also become actively engaged in the development of ED treatments. For instance, ICOS Inc., and Eli Lilly Inc., have formed a joint-venture to develop an oral medication for ED. Such companies would have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking pre-clinical and clinical testing, and other regulatory approval procedures.

      There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research and developing products in the area of ED. Macrochem Inc., is developing a topical treatment for ED based on its proprietary drug delivery system. Vivus, Inc. is developing and marketing the MUSE(R) system, which is a device for the intra-uretheral delivery of a suppository containing alprostadil, and has entered partnerships and agreements for the distribution of MUSE(R) in various international markets. Zonagen Inc., is partnering with Schering Plough Pharmaceuticals, Inc., to market Vasomax(R), an oral medication for treating ED. The Company's competitors may develop technologies and products that are available for sale prior to the Company's proposed products, or that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. If the Company is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

Licensing for Marketing and Distribution

      The Company is discussing licensing arrangements for the right to market and distribute one or more of the Company's products under development with large pharmaceutical companies. Although the Company is engaged in ongoing discussions with potential partners, no assurance can be given that the Company will be able to attract a partner or conclude a satisfactory licensing arrangement.

      If regulatory approval is obtained for any of the Company's proprietary products under development, of which there is no assurance, achieving market acceptance will still require substantial marketing efforts and the expenditure of significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of these products. The Company's operating results will depend largely on its ability to establish successful arrangements with licensing partners. There is no assurance that the Company will be able to establish adequate distribution or marketing arrangements or that any such current or prospective licensing partners will be successful in marketing the Company's products. The Company's long-term success may also depend, to a significant extent, on its ability to establish an effective internal marketing organization for which the Company will, among other things, have to attract and retain experienced marketing and sales personnel. No assurance can be given that the Company will be able to attract and retain qualified or experienced marketing and sales personnel or that any efforts undertaken by such personnel will be successful.

Dependence on Third Party Suppliers and Manufacturers

      Other than the equipment and technology acquired, and the facility leased by the JV, the Company presently does not have any manufacturing capacity of its own but instead intends to rely on outside manufacturers. To be successful, the Company must be able to manufacture its products in commercial quantities at acceptable costs and whether the Company manufactures its own products or contracts with third parties to do so, such manufacturing must comply with U.S. GMP or similar requirements of the countries in which the products will be marketed. Regulatory authorities such as the FDA generally will periodically inspect manufacturing facilities in order to assure compliance with applicable GMP or equivalent requirements. Foreign manufacturing facilities also are inspected if drugs manufactured at such facilities are imported for sale into the jurisdiction. The inability of a contract supplier or manufacturer to comply with GMP or similar foreign regulations or other regulatory requirements could have a material adverse effect on the Company's business in the relevant jurisdiction and therefore, depending on the size of the market, on the Company's financial condition and results of operations.

      The Company currently has three suppliers of alprostadil. Prices of alprostadil have fallen and the Company does not anticipate any problems in obtaining alprostadil or other supplies in commercial quantities for the manufacture of its proposed products. The Company is currently involved with two contract manufacturers for production of its key

NexACT(R)enhancers.

Government Regulation

      The testing, manufacture, distribution, advertising and marketing of drug products are subject to extensive regulation by governmental authorities in most countries, including the United States. Prior to marketing in a particular jurisdiction, any pharmaceutical products developed or licensed by the Company will in most cases have to undergo an extensive regulatory approval process required by the governmental agencies in the intended market, such as the FDA in the United States and comparable agencies in other countries. The process includes ongoing clinical studies to test the safety and efficacy of a new drug product, and continuous reviews by the regulatory agencies. Phase I studies assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied for a period of several months. The next step is a Phase II study in which the drug's efficacy is determined by means of its administration to subjects who have the condition the drug is intended to treat. Researchers then assess whether the drug has a favorable effect on the condition and also begin to identify the correct dosage level (dose ranging). Phase II may involve the study of up to several hundred subjects for approximately 12 months, and its focus is effectiveness with short-term safety. Phase III studies are for further proof of efficacy and safety, and may include several thousands of patients and take 18-24 months to complete. Upon completion of Phase III studies, a New Drug Application is submitted to the appropriate governmental regulatory authority for review and approval.

      Although approval in one major market may assist in obtaining approval elsewhere, the regulatory review process in each country can be lengthy and unpredictable, and the Company may encounter delays or rejections of one or more of its applications when submitted. If questions arise during the regulatory review process in a given country, approval may take a significantly longer period of time, and there can be no assurance that any approval will be granted on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

      The requirements governing the conduct of pre-clinical testing, clinical trials, product licensing, manufacturing, pricing and reimbursement vary widely from country to country. None of the Company's products under development has been approved for marketing in the United States or elsewhere. No assurance can be given that the Company will be able to obtain regulatory approval in any country for any such products under development or that, if the products under development are approved by the FDA or foreign regulatory authorities, the Company will ever achieve significant revenues or profitable operations. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested will delay or preclude the Company or its licensees or marketing partners from marketing their products, or limit the commercial use of the products in one or more markets, and thereby could have a material adverse effect on the Company's business, financial condition and results of operations.

Patents, Licenses and Proprietary Rights

      In order to justify the substantial investment of time and expense required to develop and commercialize its products, the Company seeks proprietary protection for its pharmaceutical products so as to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. The Company's success will depend in part on the ability of the Company to obtain effective patent protection for the Company's proprietary technologies and products, defend such patents, preserve its trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in other countries. The patent position of firms relying upon medical and pharmaceutical technologies is highly uncertain and involves complex legal and factual questions. To date, there is no consistent policy regarding the breadth of claims allowed in such patents or the degree of protection afforded under the patents.

      The Company acquired two patents and one pending U.S. patent application and one pending international pending application, upon the completion of the transaction with Odontex. One of the patents expires in 2007 and the other in 2009. In addition, the Company has developed a new generation of absorption technology for which it has filed additional applications including two in the U.S. and two under the Patent Cooperation Treaty for specific compositions of the NexACT(R) enhancers with certain active ingredients. The Company also has one U.S. application pending for the Femprox(TM) cream, and another pending for the applicator for the Alprox-TD(TM) cream. The Company also owns two patents on the Viratrol(R) device, has one continuation-in part application and one patent application pending with respect to the technology, inventions and improvements that are significant to the Viratrol(R) device and intends to file additional patent applications as a strategy to continue expanding the coverage on the device. One of the patents expires in 2009 and the other in 2015.

      The patent application and issuance process can be expected to take several months, if not years, and could entail considerable expense to the Company. There can be no assurance that patents, whether as to the Viratrol(R) device, the NexACT(R) absorption enhancement technology or otherwise, will issue as a result of any applications or that the existing patent and any patents resulting from such applications will be sufficiently broad to afford protection against competitors with similar technology. In addition, there can be no assurance that such patents will not infringe upon the claims of third-party patents or be invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. Moreover, the Company does not have international patents covering all of the claims of its U.S. patents.

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

Foreign Operations

      The Company initially plans to license and market its products outside of the United States. The Company's results from operations may be affected by currency exchange rate fluctuations and other factors affecting international business, including legal or political changes in foreign countries.

Product Pricing and Reimbursement: Health Care Reform and Related Measures

      The levels of revenues and profitability of medical and pharmaceutical technology products and companies may be affected by efforts of governmental and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been a number of federal and state proposals to implement similar government control. Pricing constraints on the Company's products, if approved, could have a material adverse effect on the Company. In addition, the Company's ability to commercialize potential medical and/or pharmaceutical technology products may be adversely affected to the extent that such proposals have a material adverse effect on other companies that are prospective collaborators with respect to any of the Company's product candidates. In the United States and elsewhere, successful commercialization of the Company's products will depend in part on the availability of reimbursement to the consumer from third-party health care payers, such as government and private insurance plans. There can be no assurance that such reimbursement will be available or will permit price levels sufficient to realize an appropriate return on the Company's investment and product development. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

Employees

      As of March 31, 1999, the Company has 15 full-time employees, four of whom are executive management and 1 part-time employee. The JV has 220 employees, of whom 185 are in production and 35 are in sales and administration. The Company believes its employee relationships are satisfactory.

Company History and General Information

      The Company was organized under the laws of the state of Nevada in October 1987 under the name Target Capital, Inc. The Company raised initial funds in 1988 through an offering pursuant to Regulation A of the Securities Act, selling 1 million shares of its Common Stock. Subsequently, the Company issued Common Stock to purchase twenty unpatented mining claims, which claims ultimately reverted to the government when not exploited by the Company. Its early business plans did not prove to be productive, and the Company became inactive until early 1994, when the Company issued a total of 276,375 shares (giving effect to the 20-for-1 reverse stock split on October 2, 1995) to 10 individuals, and acquired the patent and royalty rights and the unfinished prototype of a medical device for the treatment of herpes simplex diseases. The Common Stock was valued at $.20 per share, with an aggregate value of $55,275. In 1994, the Company changed its name to BioElectric, Inc. In September 1995, the Company changed its name to NexMed, Inc., reflecting its broader-based business objectives. The Company's Common Stock has been quoted on the Over-the-Counter Bulletin Board since October 1995 under the symbol "NEXM." The Company has been a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), since the effectiveness in May 1997 of the registration statement on Form 10-SB which the Company filed voluntarily in March 1997 pursuant to Section 12(g) of the Exchange Act.

      The Company's principal executive offices are located at 350 Corporate Boulevard, Robbinsville, New Jersey 08691, and its telephone number is (609) 208-9688. The Company's website is "www.nexmed.com".

Item 2. Description of Property.

      In February, 1998, the Company relocated its principal executive offices to its current location in Robbinsville, NJ. It currently leases 5,540 square feet of space for $14,492 per month, pursuant to a five-year lease.

      Pursuant to a research agreement between the Company and the University of Kansas, which expires on August 31, 1999, the Company pays $58,500 for access to and use of laboratory space at the University's Higuchi Biosciences Center during the 12-month term of the research agreement.

      NexMed (Americas) Limited, leases 1,000 square feet of office space in Mississauga, Ontario, Canada for $850 per month pursuant to a month-to-month arrangement.

      NexMed (Asia) Limited, leases 1,000 square feet of office space in Causeway Bay, Hong Kong for $4,400 per month pursuant to a two-year lease.

      NexMed Pharmaceuticals (Zhongshan) Ltd., the JV, leases 75,000 square feet of office, production and warehousing space in Xiaolan, China for approximately $29,915 per month pursuant to a five-year lease.

Item 3. Legal Proceedings.

      In January 1997, a complaint was filed against the Company in the District Court, Third Judicial District, Salt Lake County, State of Utah, by Genie Total Products, Inc., a Nevada Corporation. It was alleged in the complaint that the plaintiff entered into a three-year agreement on December 1, 1993 to provide consulting and marketing services to the Company for a stated monthly amount, but that no payments were made. The suit, which claimed breach of contract, unjust enrichment and anticipatory breach of contract, requested damages of $388,312.50, plus interest, costs and attorney's fees. On November 12, 1997, the suit was dismissed without prejudice on procedural grounds. The Company continues to believe that this claim is without merit and, should an amended complaint be filed, intends to defend its position vigorously.

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

                                       Three Months Ended
                    -----------------------------------------------------------
1998                March 31       June 30        September 30      December 31
----                --------       -------        ------------      -----------

High                 $1.75         $ 4.125           $3.75            $3.625
Low                   1.25           0.875            1.25             1.25

1997
----

High                  2.875         3.00              2.875            3.125
Low                   1.00          1.50              1.00             1.00

      As of March 31, 1999, there were 219 holders of record of 8,401,703 shares of Common Stock.

Dividends

      The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, general financial condition of the Company and general business conditions.

Recent Sales of Unregistered Securities

      On February 16, 1996, the Company issued a total of 1.6 million shares of Common Stock, valued at $.50 per share and with a total offering price of $800,000, to 19 individuals, including certain of the Company's Officers, Directors, Scientific Advisory Committee members, attorneys and consultants, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act").

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

      In January 1997, the Company issued a $100,000 promissory note bearing interest at 10% per annum to one noteholder. The note must be repaid by December 31, 1998 and the noteholders may convert the unpaid note into common stock at a conversion price of $2.50 per share. In conjunction with the issuance of the note, the Company granted the purchaser of such note 7,500 shares of Common Stock. The Company has valued these shares at $15,000 ($2.00 per share).

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

      In December 1997, the Company issued warrants to purchase 50,000 shares of common stock at $4.00 per share to a consultant. The fair value of the Company's common stock was $2.00 per share at the time of issuance. The warrants have a term of five years and are immediately exercisable.

      In January 1998, the Company issued 15,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In March and April 1998, the Company sold 323,500 shares of Common Stock, with a total value of $404,375, or $1.25 per share, to seventeen individual investors pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D promulgated thereunder.

      In April 1998, the company issued 51,038 shares of Common Stock, at a price of $1.25 per share in exchange for services rendered, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

      In April 1998, the Company issued 100,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In May 1998, the Company sold 1,360,000 shares of Common Stock with a total value o $2,040,000 or $1.50 per share, to twelve investors, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

      In June 1998, the Company issued 95,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In July 1998, the Company issued 50,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In September 1998, the Company issued 10,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In September 1998, the Company sold 106,667 shares of Common Stock with a total value of $160,000 or $1.50 per share, to nine investors, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

      In October 1998, the Company issued 10,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In November 1998, the Company issued 80,000 shares of Common Stock with a total value of $100,000, or $1.25 per share, to one individual as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

      In November 1998, the Company issued 5,000 shares of Common Stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In December 1998, the Company issued 40,400 shares of Common Stock with a total value of $50,500, or $1.25 per share, to five individuals as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

      During the next 12 months, depending on the financing available, the Company intends to concentrate its development efforts and resources on its proprietary product pipeline, and to execute a business strategy with the goal of concluding at least one (1) licensing agreement for selected markets in the U.S. and Europe.

      With respect to the development and approval of its products in the U.S., the Company expects to complete the ongoing toxicology studies for Alprox-TD(TM) by June 1999, and assuming sufficient funding, initiate the proposed Phase II studies on Alprox-TD(TM) during the third quarter of 1999. In addition, assuming adequate funding, the Company plans to also initiate during 1999, the proposed Phase II studies on the Femprox(TM) cream and clinical program for the Viratrol(R) device. The Company estimates that the total cost for the planned studies for the Alprox-TD(TM) cream, the Femprox(TM) cream and the Viratrol(R) device will be approximately $9 million.

      As part of the Company's strategy for developing, protecting and marketing its technology, the Company filed in 1998, U.S. and international patent applications with respect to its products and intends to file additional applications in 1999. The Company hopes in the next 12 months to secure U.S. and international strategic partners for its leading proprietary products under development. In addition, the Company is in discussions with various pharmaceutical companies regarding the possibility to incorporate the Company's NexACT(R) technology in their proprietary product development programs.

      The Company does not expect to acquire any significant or expensive large-scale equipment or instruments within the coming 12 months. Currently, the Company has 15 full-time employees and expects during the next 12 months to hire 5 additional employees, increasing the total cost for salary and benefits to approximately $1.7 million.

Comparison of Results of Operations between the Year Ended December 31, 1998 and 1997

      Revenues. The Company recorded revenues of $5,709,083 from the JV's product sales in China, during the twelve months of operations in 1998 as compared to no sales during the same period in 1997. The Company recorded no licensing revenues during the twelve months of 1998 as compared to $50,000 during the same period in 1997. Assuming completion of the sale of NexMed Asia, including its 70% interest in the JV, the Company anticipates 1999 revenues from product sales to decrease significantly, and revenues from licensing activities to increase.

      Cost of Products Sold: The cost of products sold were $5,186,308 and zero in 1998 and 1997, respectively. The cost in large measure is attributable to the price of the raw materials for the JV's production of mostly generic antibiotics, and has remained higher than anticipated, due to an increase in duty rates imposed on some of the imported raw materials. The Company anticipates the cost of products sold to decrease in 1999, as a result of the pending divestiture of the JV manufacturing operation through the sale of NexMed Asia.

      Research and Development Expenses. Research and development expenses for the twelve months of operation of 1998 and 1997, were $2,302,148 and $2,078,517, respectively. The increase is primarily attributable to the increase in and scope of clinical studies initiated in the U.S. If sufficient funding is forthcoming, the Company expects total research spending in 1999 will increase significantly with the expansion in product development programs and the initiation of more costly Phase II clinical activities.

      General and Administrative Expenses. General and administrative expenses were $2,635,114 during the twelve months of operation in 1998 as compared to $1,824,857 during the same period in 1997. The increase is largely attributed to the expenses of the JV operation in China and the Company's expanded activities in the U.S. and internationally. Despite the pending divestiture of the JV through the sale of NexMed Asia, the Company's general and administrative expenses are expected to increase modestly in 1999, due to the anticipated increase in the cost of financing, business development and licensing activities in the U.S., Europe and other international markets. During the twelve months of 1998 and 1997, the Company recorded non-cash charges of approximately $137,883 and $181,984, respectively, for certain options and warrants granted to consultants.

      Interest Income and Expense. The Company recognized $600,337 in interest expense during the twelve months of 1998, compared with $10,267 in income during the same period in 1997. The increase is due to the Company's interest payments for its outstanding notes payable and to the JV's interest expense for its working line of credit. The JV's interest expense constitutes approximately 25% of the Company's total interest expense. Pending completion of the sale of NexMed Asia, interest expense is expected to decrease in 1999.

      Net Loss. The net loss applicable to common shareholders was ($4,779,002) or ($0.64) per share for the twelve months of 1998, compared with a net loss of ($3,857,446) or ($0.63) per share for the same period in 1997. The increase in net loss is attributable to the increase in expenses associated with the Company's U.S. product development and clinical programs and international commercialization efforts, as well as with the JV's current operations and new product development programs.

Liquidity and Capital Resources

      The Company has experienced net losses and negative cash flow from operations each year since its inception. Through December 31, 1998, the Company has an accumulated deficit of $12,960,436. The Company has financed its operations primarily from sales of equity securities and from borrowing.

      During 1998, the Company repaid $658,000 in promissory notes and rolled-over $585,000 into new notes at varying interest rates from 12-15% and such notes are due on various dates through November 1999. Dr. Y. Joseph Mo, an officer and director of the Company, has advanced an aggregate of $600,500 to the Company under an informal agreement at 12% interest and due on various dates in 1999. In addition, the Company has promissory notes totaling $1,820,000, at 6% per annum, which was due in November 1998. In November 1998, holders of an aggregate principle amount of $1,000,000 of the 6% notes agreed to extend the maturity date of their notes until November 16, 1999 at an interest rate of 10% per annum, and were given the option to convert the notes into Common Stock at the price of $2.00 per share prior to the new due date. As of March 31, 1999, the Company is in default of the repayment terms of the remaining 6% notes, in the aggregate principal of $820,000.

      The JV currently has an uncollateralized line of bank credit of $2.17 million (RMB 18 million) guaranteed by the JV partner. The line of credit is renewable annually and bears a fixed interest rate of 7.623% per year. In addition, the JV has approximately $217,000 of an unsecured, uncollateralized revolving line of credit with the JV Partner, which bears an interest rate of 11.1% per year and expires in September 2000.

      In October 1998, the Company through its wholly-owned subsidiary, NexMed (U.S.A.), Inc., organized New Brunswick Medical, Inc., ("NBM") a Delaware corporation. The Company transferred to NBM its rights to develop, manufacture, and market the Viratrol(R) herpes treatment device in the U.S. in exchange for 9,500 shares of NBM common stock. NBM sold 500 shares of its common stock to a private investor in exchange for $500,000, of which $150,000 was loaned to the same investor in the form of a six-month promissory note that is due on April 11, 1999.

      The Company's expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its pre-clinical and clinical testing, its ability to raise adequate funding, and its ability to complete corporate partnership agreements. In the course of its development and operation activities, the Company has incurred significant losses and expects to incur substantial additional development costs. Presently, the Company's expense for its U.S.

operations is approximately $250,000 per month.

      In order to meet its immediate funding requirements for its proposed clinical programs in the U.S., repay short-term indebtedness and maintain day-to-day operations, the Company estimates that it will require $15 million over the next 12 months. To meet such needs, the Company is seeking funding from the sale of NexMed Asia, and also from private equity investments, additional borrowings, and collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available for the Company on acceptable terms, if at all.

      If the Company is able to successfully complete the sale of NexMed Asia, the Company intends to allocate the $2,000,000 cash payment for repayment of a significant portion of its outstanding short-term borrowings and trade payables and for funding of its U.S. overhead expenses until the Company can attract additional funding from other sources. If the Company is unable to successfully raise the additional capital on a timely basis or at acceptable terms, it will be required to significantly curtail its U.S. operations, and delay, reduce, or eliminate some of its research and development and administrative programs and planned clinical studies.

      If the Company is unable to successfully complete the sale of NexMed Asia on a timely basis or at all, the Company will remain in default of its outstanding indebtedness, and be required to significantly curtail its U.S. operations, and delay, reduce, or eliminate some or all of its research and development activities, planned clinical studies, and administrative programs.

      The Company's working capital and additional funding requirements will also depend upon numerous factors, including: (i) the progress of the Company's research and development programs; (ii) the timing and results of pre-clinical testing and clinical trials; (iii) the timing and costs of obtaining regulatory approvals; (iv) the completion of licensing arrangements; (v) technological advances; (vi) the activities of competitors; and (vii) the ability of the Company to conduct clinical trials, to obtain regulatory approvals and, if such approvals are obtained, to manufacture and market products.

Other Factors Which May Affect Operating Results

Computer Systems and Year 2000 Issues

      Potential Disruption in Operations Due To Year 2000 Problems. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company recognizes the importance of minimizing the frequency and significance of any disruptions in its business and financial affairs that may occur as a result of Year 2000, and has adopted a compliance review process designed to achieve this objective.

The Company is:

      o assessing and modifying, as necessary, its internal information technology systems that may be affected by the Year 2000 problem;

      o identifying and interrogating third parties, including vendors, contractors and joint venture partners, to enable the Company to evaluate and appropriately respond to the state of preparedness by such parties to address Year 2000 problems; and

      o assessing the operating systems to avert operational malfunctions associated with Year 2000.

      Internal Information Technology. The Company has reviewed its key computer hardware and software and other equipment that may be affected by problems associated with Year 2000. Such hardware includes desktop and laptop computers, servers, printers, telecopier machines and telephones. Consequently, the Company believes that it has adequately addressed Year 2000 concerns as they are related to its internal information technology and systems and it anticipates minimal, if any, disruption in the future in this regard.

      Third Party Preparedness. While the Company believes the foregoing initiatives will minimize Year 2000 problems as pertaining to its internal operations, it may still be adversely impacted by Year 2000 issues as a result of problems relating to the state of preparedness of third parties outside its control. The Company intends to evaluate the state of preparedness by such parties to address Year 2000 problems.

      Property Compliance. The Company is completing a survey of all of its offices to determine whether building support systems such as heat, power, light, security and elevators will be affected by the advent of the Year 2000.

      Compliance Costs. The Company's expenditures on its Year 2000 program initiatives to date have been nominal, and the Company does not anticipate any significant future costs with becoming Year 2000 compliant.

      Risks. The failure to correct material Year 2000 problems could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of failing to adequately address all Year 2000 concerns will have a material impact on the Company's results of operations, liquidity or financial condition. However, the Company expects that with appropriate modification of its information and operating systems as necessary, the possibility of significant interruptions of normal operations should be reduced. The Company is not in a position to assess or evaluate the impact of a worst case scenario.

      The Company's operations are subject to numerous risks associated with the establishment and development of products based upon innovative or novel technologies. As a result, the Company must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly found businesses. Some of these unanticipated problems may include development, regulatory, manufacturing, distribution and marketing difficulties and be beyond the Company's financial or technical abilities to resolve satisfactorily.

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the Company's plans, objectives, expectations and intentions. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those that the Company has projected.

Item 7.  Financial Statements


                        Report of Independent Accountants

March 19, 1999

To the Board of Directors and Stockholders of NexMed, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material aspects, the financial position of NexMed, Inc. and its subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception. These and other factors, as discussed in Note 1, raise substantial doubt about its ability to continue as a going concern. As such, the Company is dependent on capital infusions from existing and new investors to fund operations. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
New York, New York

NexMed, Inc.
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                               December 31, 1998

Assets
Current assets
      Cash and cash equivalents                                 $ 1,681,336
      Accounts receivable, net of allowance for doubtful
            accounts of $157,040                                  1,289,483
      Inventories                                                   699,651
      Prepaid expenses and other current assets                     193,261
                                                                -----------
            Total current assets                                  3,863,731

Fixed assets, net                                                 1,867,517

Intangible assets, net of accumulated amortization
      of $60,300                                                    193,380
                                                                -----------
            Total assets                                        $ 5,924,628
                                                                ===========

Liabilities and Stockholders' Equity
Current liabilities
      Line of credit                                            $ 2,174,412
      Notes payable                                               2,524,313
      Due to officer                                                600,500
      Due to joint venture partner                                  217,441
      Accounts payable                                            1,275,982
      Accrued interest                                              639,654
      Accrued expenses                                              161,765
                                                                -----------
            Total current liabilities                             7,594,067
                                                                -----------
Minority interest                                                   720,998
                                                                -----------
Commitments and contingencies (Notes 1, 3, 7, 8, 9 and 14)
Stockholders equity:
      Preferred stock $.001 par value, 10,000,000 shares
            authorized, none issued and outstanding                      --
      Common stock, $.001 par value, 40,000,000 shares
            authorized, 8,401,783 shares issued and
            outstanding                                               8,402
      Additional paid-in capital                                 10,770,214
      Cumulative translation adjustment                             (44,284)
      Accumulated deficit                                       (12,960,436)
                                                                -----------
                                                                 (2,226,104)
Less: Deferred compensation                                         (14,333)
      Note receivable - related party                              (150,000)
                                                                -----------
            Total stockholders' equity                           (2,390,437)
                                                                -----------
            Total liabilities and stockholders' equity          $ 5,924,628
                                                                ===========

       The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                      For the Year Ended
                                                        December 31,
                                                     1998            1997
Revenue
      Product sales                               $  5,709,083    $        --
      License fees                                          --         56,175
                                                  ------------    -----------
                                                     5,709,083         56,175
                                                  ------------    -----------
Costs and expenses
      Cost of products sold                          5,186,308             --
      Selling, general and administrative            2,635,114      1,824,857
      Research and development                       2,302,148      2,078,517
                                                  ------------    -----------
            Total costs and expenses                10,123,570      3,903,374
                                                  ------------    -----------
Loss from operations                                (4,414,487)   (3,847,199)

Interest income                                        (15,878)            --
Interest expense                                       616,215         10,267
                                                  ------------    -----------
Loss before minority interest                       (5,014,824)    (3,857,466)
Minority interest                                      235,822             --
                                                  ------------    -----------
            Net loss                                (4,779,002)    (3,857,466)

Other comprehensive loss
      Foreign currency translation adjustments         (44,284)            --
                                                  ------------    -----------
            Comprehensive loss                    $ (4,823,286)   $(3,857,466)
                                                  ============    ===========
Basic and diluted loss per share                  $       (.64)   $      (.63)
                                                  ============    ===========
Weighted average common shares outstanding
      used for basic and diluted
      loss per share                                 7,505,588      6,077,475
                                                  ============    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Changes in Cash Flows
--------------------------------------------------------------------------------


                                                                      For the Year Ended
                                                                         December 31,
                                                                      1998        1997
Cash flows from operating activities
      Net (loss)                                                $(4,779,002)   $(3,857,466)
      Adjustments to reconcile net loss to net cash
            from operating activities
            Depreciation and amortization                           341,217         31,684
            Minority interest                                      (235,822)            --
            Noncash compensation expense                            137,883        181,984
            Noncash interest expense                                 70,100          2,519
            Increase in accounts receivable                      (1,289,483)            --
            Increase in inventories                                (699,651)            --
            Increase in prepaid expense                            (124,007)       (39,254)
            Increase in accounts payable and accrued expenses     1,405,189        599,184
                                                                -----------    -----------
                  Net cash used in operating activities          (5,173,576)    (3,049,173)
                                                                -----------    -----------

Cash flows from investing activities
      Capital expenditures                                         (498,758)      (147,135)
      Increase in notes receivable - related party                 (150,000)            --
      Advances to joint ventures                                  1,870,000     (1,570,000)
                                                                -----------    -----------
                  Net cash used in investing activities           1,221,242     (1,717,135)
                                                                -----------    -----------
Cash flows from financing activities
      Net borrowings under line of credit                         2,174,412             --
      Net decrease in due to joint venture partner                 (522,075)            --
      Increase in due to offices                                    600,500             --
      Issuance of common stock, net of offering costs             2,675,625      2,101,220
      Sale of stock by subsidiary                                   500,000             --
      Issuance of notes payable                                     685,735      2,628,700
      Repayment of notes payable                                   (658,000)       (25,000)
                                                                -----------    -----------
                  Net cash from financing activities              5,456,197      4,704,920
                                                                -----------    -----------
Effect of foreign exchange on cash                                   44,284             --
                                                                -----------    -----------
Net (decrease) increase in cash and cash equivalents              1,548,147        (61,388)

Cash and cash equivalents
      Beginning of period                                           133,189        194,577
                                                                -----------    -----------
      End of period                                             $ 1,681,336    $   133,189
                                                                ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                      Common         Common       Additional
                                                                      Stock           Stock         Paid-In       Accumulated
                                                                    (Shares)         (Amount)      Capital           Deficit
Balance at December 31, 1996                                       5,07l,348    $     5,07l    $  4,847,032    $ (4,323,968)

Issuance of common stock for cash                                  1,062,500          1,062       2,093,908              --
Issuance of common stock with note payable                             7,500              8          14,992              --
Issuance of common stock
      upon conversion of note payable                                 13,750             14          27,486              --
Issuance of common stock
      upon exercise of stock options                                  25,000             25           6,225              --
Issuance of compensatory options to consultants                           --             --         129,400              --
Issuance of warrants with notes payable                                   --             --         137,410              --
Issuance of compensatory warrants to a consultant                         --             --          44,000              --
Amortization of deferred compensation expense
Net loss                                                                  --             --              --      (3,857,466)
                                                                   ---------    -----------    ------------    ------------

Balance at December 31, 1997                                       6,180,098          6,180       7,300,453      (8,181,434)

Issuance of common stock for cash                                  1,790,167          1,790       2,602,585              --
Issuance of common stock upon
      conversion of notes payable                                    120,400            120         150,380              --
Embedded discount on convertible notes payable                            --             --          70,100              --
Issuance of common stock
      upon exercise of stock options                                 285,000            285          70,965              --
Issuance of common stock for services                                 51,038             51          63,747              --
Issuance of compensatory options to consultants                           --             --          36,960              --
Shares cancelled in settlement                                       (25,000)           (25)             25              --
Sale of stock by subsidiary                                               --             --         475,000              --
Issuance of note receivable - related party                               --             --              --              --
Amortization of deferred compensation expense                             --             --              --              --
Cumulative translation adjustment                                         --             --              --              --
Net loss                                                                  --             --              --      (4,779,002)
                                                                   ---------    -----------    ------------    ------------
Balance at December 31, 1998                                       8,401,783    $     8,402    $ 10,770,214    $(12,960,436)
                                                                   =========    ===========    ============    ============

                                                                       Cumulative                       Note           Total
                                                                      Translation     Deferred        Receivable    Stockholders
                                                                       Adjustment    Compensation   Related Party     Equity
Balance at December 31, 1996                                          $     --        $(60,602)    $      --      $   468,073

Issuance of common stock for cash                                           --              --            --        2,094,970
Issuance of common stock with note payable                                  --              --            --           15,000
Issuance of common stock
      upon conversion of note payable                                       --              --            --           27,500
Issuance of common stock
      upon exercise of stock options                                        --              --            --            6,250
Issuance of compensatory options to consultants                             --         (81,600)           --          129,400
Issuance of warrants with notes payable                                     --              --            --          137,410
Issuance of compensatory warrants to a consultant                           --              --            --           44,000
Amortization of deferred compensation expense                               --          90,204            --               --
Net loss                                                                    --              --            --       (3,857,466)
                                                                      --------        --------     ---------      -----------

Balance at December 31, 1997                                                --         (51,458)           --         (926,259)

Issuance of common stock for cash                                           --              --            --        2,604,375
Issuance of common stock upon
      conversion of notes payable                                           --              --            --          150,500
Embedded discount on convertible notes payable                              --              --            --           70,100
Issuance of common stock
      upon exercise of stock options                                        --              --            --           71,250
Issuance of common stock for services                                       --              --            --           63,798
Issuance of compensatory options to consultants                             --         (25,800)           --           11,160
Shares cancelled in settlement                                              --              --            --               --
Sale of stock by subsidiary                                                 --              --            --          475,000
Issuance of note receivable - related party                                 --              --      (150,000)        (150,000)
Amortization of deferred compensation expense                               --          62,925            --           62,925
Cumulative translation adjustment                                       (44,284)            --            --          (44,284)
Net loss                                                                                    --            --       (4,779,002)
                                                                       --------       --------     ---------      -----------
Balance at December 31, 1998                                           $(44,284)      $(14,333)    $(150,000)     $(2,390,437)
                                                                       ========       ========     =========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

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

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Since its inception, the Company has incurred cumulative net operating losses of $12,960,436 and expects to incur substantial additional losses in completing the research, development and commercialization of its technologies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations as they come due. Management is actively pursuing various options which include securing additional equity and/or debt financing and believes that sufficient funding will be available to meet its planned business objectives. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.    Summary of Significant Accounting Principles

      Significant accounting principles followed by the Company in preparing its financial statements are as follows:

      Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

      Translation of foreign currencies

      The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of the Company's foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholder's equity. Transaction gains or losses are included in the determination of income.

      Cash and cash equivalents

      For purposes of the statement of cash flows, cash equivalents represent all highly liquid investments with an original maturity date of three months or less.

NexMed, Inc.                                                                   2
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      Fair value of financial instruments

      The carrying value of cash and cash equivalents, notes payable and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

      Equipment

      Depreciable assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, generally five to ten years.

      Inventories

      Inventories are stated at the lower of cost (determined on a weighted average basis) or market value.

      Intangible assets

      Intangible assets include the costs of trademarks and licenses for the manufacture of pharmaceutical products and are amortized on a straight-line basis over their estimated useful life of 10 years.

      Revenue recognition

      Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts. Revenues from license fees are recognized when earned in accordance with the underlying agreement.

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

NexMed, Inc.                                                                   3
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      At December 31, 1998 and 1997, outstanding options to purchase 2,676,700 and 2,930,000 shares of common stock, respectively, with exercise prices ranging from $.25 to $3.00 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 200,000 and 1,100,000 shares of common stock, respectively, with exercise prices ranging from $2.00 to $4.00 have also been excluded from the computation of diluted loss per share as they are antidilutive. Additionally, 500,000 common shares issuable upon conversion of notes payable have also been excluded from the computation of diluted loss per share at December 31, 1998, as they are antidilutive.

      Accounting estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

      Accounting for stock based compensation

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

      Concentration of credit risk

      From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. In addition, approximately $1,500,000 of the Company's cash and cash equivalents balance at December 31, 1998 is located in a Chinese bank. The Company has not experienced any losses on its cash accounts.

      Supplemental cash flow information

      The Company paid interest of $10,000 and $19,873 in 1998 and 1997, respectively.

      In December 1998, holders of an aggregate principal amount of $150,500 elected to convert the principal amount of such notes into 120,400 shares of the Company's common stock.

      In February 1997, a holder of a $25,000 note payable elected to convert the principal and accrued but unpaid interest, in the amount of $2,500 thereon, into 13,750 shares of the Company's common stock.

      Comprehensive income

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 30, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statements. Comprehensive income is defined as the change in the company's equity during a financial reporting period from

NexMed, Inc.                                                                   4
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 did not have a material impact on the Company's financial statements.

      Segment reporting

      Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires disclosure of information about operating segments in annual financial statements for reporting periods beginning subsequent to December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 15 for additional disclosures regarding segments and geographic information.

3.    Joint Venture Agreements

      In July 1997, the Company, through its wholly-owned subsidiary, NexMed
      (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV") with Zhongshan Xiaolan Pharmaceuticals Factory (the "JV Partner"). In September 1997, the JV received all necessary Chinese government approvals. Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and is required to make additional contributions of $700,000 and $630,000 by September 1999 and 2000, respectively, in exchange for a 70% equity interest in the JV. Effective January 1, 1998, the Company completed its first year funding requirement of $2,170,000 and, as a result, the financial position and results of operations of the JV are included in the consolidated financial statements of the Company as of January 1, 1998.

      During 1996, the Company, through its wholly-owned subsidiary, NexMed International Limited, entered into an agreement to form a Chinese joint-venture company with Guangdong Pharmaceuticals and Health Products Import-Export Company and Zhongshan Shiqi Pharmaceutical Factory (the "Guangdong JV"). In July 1997, the Company and its Guangdong JV partners terminated their agreement to form the Guangdong JV. In September 1997, $300,000 which the Company had advanced to its Guangdong JV partners to form the Guangdong JV was returned.

4.    New Brunswick Medical

      In September 1998, the Company through its wholly owned subsidiary, NexMed
      (USA), Inc., organized New Brunswick Medical, Inc. ("NBM"), a Delaware corporation. NexMed (USA), Inc. transferred to NBM its rights to develop, manufacture and market the Viratrol herpes treatment device in the U.S. in exchange for 9,500 shares of NBM common stock. In October 1998, NBM sold 500 shares of its common stock to a private investor in exchange for $500,000. $475,000 of such amounts is included as additional paid-in capital in the company's consolidated financial statements. The remaining $25,000, representing the private investors 5% interest in NBM, is included as minority interest.

NexMed, Inc.                                                                   5
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      Also in October 1998, NBM loaned $150,000 to the private investor who purchased shares in October (see Note 9).

5.    Inventories

      Inventories at December 31, 1998 are comprised of the following:

      Raw materials                                               $204,274
      Work in progress and finished goods                          495,377
                                                                  --------
                                                                  $699,651
                                                                  --------

6.    Fixed Assets

      Fixed assets at December 31, 1998 are comprised of the following:

      Machinery and equipment                                 $ 1,304,118
      Furniture and fixtures                                      237,301
      Transportation equipment                                    107,349
      Leasehold improvements                                       20,140
      Construction in progress                                    442,835
                                                              -----------
                                                                2,111,743
      Less: accumulated depreciation                             (244,226)
                                                              -----------
                                                              $ 1,867,517
                                                              ===========

7.    Line of Credit

      In July 1998, the JV entered into an RMB 13 million (approximately $1,570,000) revolving line of credit with a Chinese financial institution and in September 1998, an additional RMB 5 million (approximately $600,000) was approved under the line of credit. The line of credit is renewable annually, subject to approval by both parties, and bears interest at 7.623% per annum. The line is also guaranteed by the JV Partner.

NexMed, Inc.                                                                   6
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

8.    Notes Payable

      Notes payable at December 31, 1998 are comprised of the following:

      Unsecured notes payable                                   $1,524,313
      Unsecured convertible notes payable                        1,000,000
                                                                 ---------
                                                                $2,524,313
                                                                 ---------

      In January 1997, the Company issued a $100,000 convertible promissory note bearing interest at 10% per annum. The note was initially due on December 31, 1997 and the note holder had the right to convert the unpaid note into common stock at a conversion price of $2.50 per share. In conjunction with the issuance of the note, the Company granted the purchaser of such note 7,500 shares of common stock. The Company valued these shares at $15,000 ($2.00 per share) which was accounted for as debt discount and amortized over the life of the note. In January 1998, the Company and the holder of such note agreed to extend the term until January 1, 1999, increase the interest rate to 12% per annum and lower the conversion price to $1.25 per share. The Company has recorded additional interest expense of $60,000, based upon the difference between the fair value of the common stock ($2.00 per share) and the conversion price. In December 1998, the note holder elected to convert the principal amount of the note into 80,000 shares of the Company's common stock.

      In November 1997, the Company issued a $458,700 promissory note. The principal amount of the note, together with interest in the amount of $24,400, was initially due on January 14, 1998. In January 1998, the Company and the holder of the note agreed to roll-over the outstanding principal and interest into a new note in the aggregate principal amount of $483,100, which bore interest at 12% per annum and was payable, together with accrued but unpaid interest, in July 1998. In June 1998, the Company repaid $200,000 of the $483,100 promissory note and the Company and the note holder agreed to roll-over the remaining outstanding principal and unpaid interest, in the amount of $23,200 into a new note. The new note in the principal amount of $306,300, bears interest at 12% per annum and is payable, together with accrued but unpaid interest, in December 1998. In December 1998, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, in the aggregate principal amount of $324,678. This new note bears interest at 12% per annum and is payable, together with accrued but unpaid interest, in June 1999. The note holder has the right to request payment of the note if the Company raises additional equity capital in excess of $3,000,000.

      In November 1997, the Company completed a private placement of unsecured subordinated notes bearing interest at 6% per annum (the "6% Notes"), in the cumulative principal amount of $1,820,000. The 6% Notes, together with accrued but unpaid interest thereon, were due on November 16, 1998. In conjunction with the issuance of the 6% Notes, the Company granted warrants to purchase shares of the Company's common stock to the holders of the 6% Notes and to a placement agent (see Note 12). In November 1998, holders of an aggregate principal amount of $1,000,000 of the 6% Notes agreed to extend the maturity date of their notes until November 16, 1999. In addition, the interest rate on such notes was increased to 10% and the holders were given the option to convert their notes into common stock at a conversion price of $2.00 per share. The

NexMed, Inc.                                                                   7
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      The Company is in default of the repayment terms of the remaining 6% Notes, in the aggregate principal amount of $820,000.

      In January 1998, the Company issued a $100,000 promissory note. The note bears interest at 15% per annum and is due in January 1999. The note holder has the right to request payment of the note if the Company raises additional equity capital in excess of $1,000,000. The Company is in default of the repayment terms of the note. In January 1999, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, in the aggregate principal amount of $115,000. The new note bears interest at 12% per annum and is payable, together with accrued but unpaid interest, in June 1999.

      In July 1998, the Company's wholly-owned subsidiary, NexMed (Asia) Limited, issued a promissory note in the principal amount of approximately $28,000. The note bears interest at 12% and is payable, together with accrued interest, in January 1999. In January 1999, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, in the aggregate principal amount of approximately $29,700. The new note bears interest at 12% per annum and is payable, together with accrued but unpaid interest, in January 2000.

      In July and August 1998, the Company issued promissory notes in the aggregate principal amount of $131,750. The notes bear interest at rates ranging from 12% to 15% per annum and are payable together with accrued interest on various dates through February 1999. The holders of the notes agreed to roll-over the outstanding principal and unpaid interest into new notes, in the aggregate principal amount of $138,718. The new notes bear interest at rates ranging from 12% to 15% per annum and is payable, together with accrued but unpaid interest, on various dates through January 2000. The note holders have the right to request payment of the note if the Company raises additional equity capital in excess of $1,000,000.

      In October 1998, the Company issued a promissory note in the aggregate principal amount of $120,000. The note bears interest at 15% per annum and is payable together with accrued interest in January 1999. In January 1999, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, in the aggregate principal amount of $124,500. The new note bears interest at 15% per annum and is payable, together with accrued but unpaid interest, in July 1999. The note holder has the right to request payment of the note if the Company raises additional equity capital in excess of $1,000,000.

      In November 1998, the Company issued a convertible promissory note in the principal amount of $50,500. The note bore interest at 18% per annum and was convertible into shares of the Company's common stock at a conversion price of $1.25 per share. The Company has recorded additional interest expense of $10,100, which is based upon the difference between the fair value of the common stock ($1.50 per share) and the conversion price. In December 1998, the note holder elected to convert the principal amount of the note into 40,400 shares.

NexMed, Inc.                                                                   8
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

9.    Related Party Transactions

      In October 1998, NBM was issued a $150,000 promissory note from the private investor who purchased shares of NBM's Common Stock (see Note 4). The note bears interest at 4% per annum and is due in April 1999.

      On various dates during 1998, the Company was advanced an aggregate of $600,500 from an officer and director of the Company under an informal agreement. The advances bear interest at 12% per annum and are due at various dates in 1999.

      At December 31, 1998, $217,441 of an unsecured, uncollateralized revolving line of credit with the JV Partner was outstanding. The line of credit bears interest at 11.1% per annum and expires in September 2000.

      During 1998, the JV paid approximately $253,000 and $106,000 in rent and management fees, respectively, to the JV Partner.

10.   Common Stock

      During 1998, the Company issued 1,790,167 shares of its common stock in a number of private placement transactions, raising proceeds of $2,604,375.

      In April 1998, the Company issued 51,038 shares of common stock to consultants in exchange for services. The Company has recorded approximately $63,798 of expense based upon the estimated fair value of the Company's common stock at the time of issuance.

      During 1998, options to acquire 285,000 shares of common stock at $.25 per share were exercised. The Company received net proceeds of $71,250.

      During 1998, a stockholder returned 25,000 shares of the Company's common stock in settlement of an outstanding dispute. The returned shares were cancelled by the Company.

      In February 1997, the holder of a $25,000 note payable elected to convert the principal and interest due into 13,750 shares of common stock.

      In February 1997, the Company completed a private placement of 1,062,500 shares of common stock at $2.00 per share in a private placement, receiving net proceeds of $2,094,970.

NexMed, Inc.                                                                   9
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

11.   Stock Options

      In November 1995, the Company granted options to certain officers and directors to purchase up to 560,000 shares of its common stock at an exercise price of $0.25 per share, which was the estimated fair value of the common stock at that time. The vesting of these options is contingent upon reaching certain market capitalization levels, as defined in the option agreements. 135,000 options vest if market capitalization reaches $2,000,000 by December 31, 1997 and an additional 135,000, 140,000 and
      150,000 options vest if market capitalization reaches $3,000,000, $5,000,000 and $10,000,000, respectively, by December 31, 1998. These options expire on December 1, 2002. During 1996, the market capitalization, as defined, of the Company exceeded $5,000,000, resulting in the vesting of 410,000 of these options and the recording of $665,000 of expense. During 1998, the period to reach a market capitalization of $10,000,000 was extended to December 1999 for 130,000 of these options.

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

      During 1998, the Company granted 316,700 options to employees under the Incentive and Recognition Plans. The exercise prices of the options range from $2.00 to $3.00 per share based upon the fair market value of the common stock on the date of grant. 167,700 of such options were immediately vested, the remaining 149,000 of such options vest over periods ranging from 3 to 5 years. All of such options expire ten years from the date of grant.

NexMed, Inc.                                                                  10
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      Also during 1998, the Company granted 80,000 options to acquire shares of the Company's common stock to consultants under the Recognition Plan. The exercise prices of the options range from $2.00 to $2.50 per share, based upon the estimated fair value of the Company's common stock on the date of grant. The Company has recorded a total of $36,960 of expense related to these options during the year ended December 31, 1998.

      A summary of stock option activity is as follows:

                                                                    Weighted
                                                                    Average
                                                       Number of    Exercise
                                                        Shares       Price

   Outstanding at December 31, 1996                    2,515,000     $1.36
    Granted                                              600,000     $2.00
    Exercised                                            (25,000)    $ .25
    Forfeited                                           (100,000)    $2.00
    Cancelled                                            (60,000)    $2.00
                                                       ---------     -----
   Outstanding at December 31, 1997                    2,930,000     $1.49
    Granted                                              396,700     $2.51
    Exercised                                           (285,000)    $ .25
    Forfeited                                            (80,000)    $ .25
    Cancelled                                           (285,000)    $2.00
                                                       ---------     -----
   Outstanding at December 31, 1998                    2,676,700     $1.73
                                                       =========     =====
   Exercisable at December 31, 1998                    1,792,700     $1.66
                                                       =========     =====
   Options available for grant at December 31, 1998    1,873,300
                                                       =========

      The following table summarizes information about options outstanding at December 31, 1998:

                                  Options Outstanding                          Options Exercisable
                   ---------------------------------------------------  -------------------------------
                                  Weighted Average
   Range of           Number         Remaining        Weighted Average    Number       Weighted Average
Exercise Prices    Outstanding    Contractual Life     Exercise Price   Exercisable     Exercise Price
      $ .25            510,000       3.9 years              $ .25          380,000          $ .25
       1.00             40,000       7.8 years               1.00           40,000           1.00
  2.00-3.00          2,126,700       8.1 years               2.10        1,372,700           2.06
                     ---------                              -----        ---------          -----
                     2,676,700                              $1.73        1,792,700          $1.66
                     =========                              =====        =========          =====

NexMed, Inc.                                                                  11
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      Had compensation cost for option grants to employees pursuant to the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share, for the years ended December 31, 1998 and 1997, would have been increased by approximately $803,200 and $455,200, respectively, or $.11 and $.07 per share, respectively.

      The fair value of each option and warrant (see Note 12) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:

      Dividend yield       0.0%
      Risk-free yields     5.89% - 6.71%
      Expected volatility  65.0% - 80.0%
      Option terms         1-10 years

12.   Warrants

      During November 1996, the Board of Directors approved the issuance of warrants to purchase 150,000 shares of common stock at $1.00 per share to its outside legal counsel as consideration for legal services performed relating to the sale of common stock in November 1997 and other matters. The estimated fair value of the Company's common stock was $2.00 per share at that time. The warrants have a term of ten years and vest in equal installments over a three-year period. The issue of these warrants resulted in additional legal expense of $109,500 in 1996. No warrants have been exercised as of December 31, 1998.

      In conjunction with the issuance of the 6% Notes (see Note 8), the note holders received warrants to purchase 455,000 shares of the Company's common stock at an exercise price of $4.00. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $68,705 which has been accounted for as a debt discount and is being amortized over the life of the 6% Notes. Additionally, the Company issued 455,000 warrants to purchase shares of the Company's common stock at an exercise price of $4.00 per share to a placement agent. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $68,705, which was classified as debt issuance costs and amortized over the life of the 6% Notes. These warrants expired in November 1998.

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

NexMed, Inc.                                                                  12
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

13.   Income Taxes

      The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $12,500,000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

      The net operating loss carryforwards result in a noncurrent deferred tax benefit at December 31, 1998 of approximately $5,000,000. In consideration of the Company's accumulated losses and the uncertainly of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

      For the years ended December 31, 1998 and 1997, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

14.   Commitments and Contingencies

      The Company is a party to several short-term consulting and research agreements which, generally, can be cancelled at will by either party.

      The Company leases office space under operating lease agreements expiring in February 2003. Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1998:

      1999                                                     $   441,100
      2000                                                         401,100
      2001                                                         384,000
      2002                                                         384,000
      2003                                                         211,800
                                                               -----------
        Total                                                  $ 1,822,000
                                                               ===========

      The Company also leases office space under a short-term lease agreement. Rent expense was $344,200 and $75,200 in 1998 and 1997, respectively.

NexMed, Inc.                                                                  13
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

      Litigation

      In January 1997, a complaint was filed against the Company by a corporation claiming breach of contract, unjust enrichment and anticipatory breach of contract relating to a marketing and consulting agreement. The corporation requested damages of $388,062, plus interest, costs and attorney's fees. In November 1997, the claim was dismissed without prejudice on procedural grounds. Counsel for the plaintiff has indicated that the plaintiff intends to file an amended compliant. The Company believes that this claim is without merit and, should an amended complaint be filed and served, intends to defend its position vigorously and that any potential loss is not material to the financial position or results of operations of the Company.

15.   Segment and Geographic Information

      In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

      The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and marketing operations in the United States, Hong Kong, Canada and China. The Company also maintains a manufacturing facility through the JV in China.

      Geographic segment data

      Geographic information as of December 31, 1998 and 1997 are as follows:

                                                    1998                1997
      Net revenues
        United States                           $        --         $    56,175
        China                                     5,709,083                  --
        Other foreign countries                          --                  --
                                                -----------         -----------
                                                $ 5,709,083         $    56,175
                                                ===========         ===========

      Net loss
       United States                            $(3,743,963)        $(3,373,414)
       China                                       (544,939)                 --
       Other foreign countries                     (490,100)           (484,052)
                                                -----------         -----------
                                                $(4,779,002)        $(3,857,466)
                                                ===========         ===========

      Total assets
       United States                            $   277,119         $ 2,189,300
       China                                      5,539,329                  --
       Other foreign countries                      108,180             143,612
                                                -----------         -----------
                                                $ 5,924,628         $ 2,332,912
                                                ===========         ===========

NexMed, Inc.                                                                  14
Notes to Consolidated Financial Statements
December 31, 1998 and 1997
--------------------------------------------------------------------------------

16.   Subsequent Events

      On March 29, 1999, the Company's wholly-owned subsidiary, NexMed International, entered into a stock purchase agreement (the "Purchase Agreement") with Vergemont International Limited ("Vergemont") for the sale of all of the issued and outstanding capital stock of NexMed (Asia) Limited and warrants to acquire 2,000,000 shares of the Company's common stock for total consideration of $2,000,000 in cash by April 28, 1999 and $2,000,000 in promissory notes. Both parties have agreed that if the Company does not receive a total of $2,000,000 in cash by April 28, 1999, the Company will return any payment made by Vergemont and the Purchase Agreement will be null and void. The remaining $2,000,000 of consideration will be evidenced by two promissory notes, each in the principal amount of $1,000,000, which are due on November 12, 1999 and June 30, 2000, respectively. The warrants issued to Vergemont are exercisable at $2.50 per share prior to June 30, 1999 and $3.00 per share after June 30, 1999, and expire on June 30, 2000. In connection with this transaction, the Company has agreed to pay a consulting firm a 6% commission on the anticipated $4,000,000 in proceeds, as such proceeds are received, and to issue the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share for a period of two years.

      The assets of NexMed (Asia) Limited consist primarily of the Company's China operations and JV.

      In conjunction with the sale of NexMed (Asia) Limited, NexMed International and Vergemont would enter into a license agreement for the manufacture and marketing of certain of the Company's products under development. The Company would be paid a royalty on sales and would supply the active ingredient to NexMed (Asia) Limited on a cost plus basis. In addition, the Company's President would continue to consult with Vergemont and serve as its representative in the JV for which the Company would be compensated by Vergemont.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

      The Executive Officers and Directors of the Company are set forth below.

Name                             Age              Title
----                             ---              -----
Y. Joseph Mo, Ph.D.              51               Chairman of the Board of
                                                  Directors, President and
                                                  Chief Executive Officer

James L. Yeager, Ph.D.           52               Director, Vice President, R&D
                                                  and Business Development

Joseph M. Warusz                 42               Vice President, Chief
                                                  Financial Officer

Vivian H. Liu                    37               Vice President, Corporate
                                                  Affairs and Secretary

Gilbert S. Banker, Ph.D.         67               Director

Robert W. Gracy, Ph.D.           58               Director

Yu-Chung Wei                     36               Director

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

      James L. Yeager, Ph.D. Dr. Yeager has been Vice President, Research & Development and Business Development since June 1996, and a Director of the Company since December 1998. Prior to joining the Company, Dr. Yeager was the Vice President of Research and Development for Pharmedic Company, during which time he specialized in the building and managing of new product development programs. From 1989 to 1992, Dr. Yeager held international managerial positions with Abbott Laboratories. Dr. Yeager received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1978. Dr. Yeager is also a member of the Company's Scientific Advisory Committee. Dr. Yeager commenced full-time employment with the Company on January 1, 1998.

      Joseph M. Warusz. Mr. Warusz has been Vice President and Chief Financial Officer of the Company since August 1998. Prior to joining the Company, Mr. Warusz was for 15 years, in various financial positions at Bristol Myers Squibb, including Director of International Finance and Assistant Controller. From 1979 to 1983, Mr. Warusz worked at Peat Marwick Main and Company. Mr. Warusz received his MBA in Financial Management from Drexel University, and a Bachelor of Science in Business Administration from Drexel University.

      Vivian H. Liu. Ms. Liu has been Vice President, Corporate Affairs and Secretary of the Company since September 1995. In 1994, while the Company was in a transitional period, Ms. Liu served as its Chief Executive Officer. In addition, from September 1995 to September 1998, Ms. Liu had the title of Treasurer. From 1985 to 1994, she was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her Masters Degree in International Finance from the University of Southern California, and a Bachelor of Arts degree in International Trade from the University of California, Berkeley.

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

      Robert W. Gracy, Ph.D. Dr. Gracy has been a Director of the Company since January 1998. Dr. Gracy is the Dean for Research and Biotechnology and Associate Dean for Basic Science at the University of North Texas Health Science Center in Fort Worth, Texas. Since 1985, Dr. Gracy has received over $5 million in research grants and contracts. His current projects focus on three aspects of the biochemical changes associated with aging: changes at the cellular level, wound and tissue repair, and vision impairment. Dr. Gracy is a consultant to number of the major pharmaceutical companies. Dr. Gracy lectures internationally and has published over 140 papers regarding his research. Dr. Gracy received his Ph.D. in Biochemistry from the University of California,

Riverside in 1968 and completed a postdoctoral in Molecular Biology at the Albert Einstein College of Medicine in New York in 1970. Dr. Gracy is also a member of the Company's Scientific Advisory Committee.

      Yu-Chung Wei. Mr. Wei has been a Director of the Company since March 1998. Mr. Wei is Chairman of the Board of Directors and Chief Executive Officer of Alfa Romeo (Taiwan) Motor Company. From 1993 to 1994, he served as Special Advisor to Tai-Lung Holding Co., Ltd., a Taiwan-based investment conglomerate. From 1989 to 1993, Mr. Wei held various managerial positions at Kidder, Peabody Incorporated and Merrill Lynch & Co., Inc., in New York City. Mr. Wei received his MBA in Finance and Management Information Systems from Pace University in New York.

      Dr. Gracy and Mr. Wei are Class I Directors with terms that expire at the 2001 annual meeting of shareholders and Dr. Banker is a Class II Director with terms that expire at the 2000 annual meeting of shareholders, and Drs. Mo and Yeager are Class III Directors with terms that expire at the May 10, 1999 annual meeting of shareholders

Scientific Advisory Committee

      The members of the Company's Scientific Advisory Committee are Gilbert S. Banker, Ph.D., J.R. Chen, Ph.D., S. Dan Dimitrijevich, Ph.D., Robert W. Gracy, Ph.D., J. Howard Rytting, Ph.D. and James L. Yeager, Ph.D. The Scientific Advisory Committee provides advice and assistance to the Company with regard to issues that arise within the committee members' expertise. Although Scientific Advisory Committee members are not compensated for their services in such capacity, certain members have received stock options for services rendered to the Company on an individual basis. Summaries of the backgrounds of Scientific Advisory Committee members who are not Executive Officers or Directors of the Company are set forth below.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Upon effectiveness on May 13, 1997 of the Company's registration statement on Form 10-SB, filed pursuant to Section 12(g) of the Exchange Act, the Company voluntarily became a reporting company. During 1998, Robert W. Gracy did not file a Form 4 Report that was due on November 10, 1998, until November 16, 1998. Gilbert S. Banker filed a Form 4 Report on March 11, 1998 that was due on March 10, 1998. In addition, Gilbert S. Banker filed a Form 4 Report on January 11, 1999 which did not include one sales transaction that occurred on December 30, 1998. A Form 4A Report was subsequently filed on March 11, 1999.

Item 10.  Executive Compensation

      The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders on May 10, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders on May 10, 1999.

Item 12.  Certain Relationships and Related Transactions

      The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders on May 10, 1999.

Item 13.  Exhibits, List and Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      NEXMED, INC.


Date: April 12, 1999                   By: /s/ Y. Joseph Mo
                                           -------------------------------------
                                           Y. Joseph Mo
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

           Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 12, 1999                   By: /s/ Y. Joseph Mo
                                           -------------------------------------
                                           Y. Joseph Mo
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: April 12, 1999                   By: /s/ Joseph M. Warusz
                                           -------------------------------------
                                           Joseph M. Warusz
                                           Vice President and Chief Financial
                                           Officer (Principal Financial Officer)


Date: April 12, 1999                   By: /s/ Gilbert S. Banker
                                           -------------------------------------
                                           Gilbert S. Banker
                                           Director


Date: April 12, 1999                   By: /s/ Robert W. Gracy
                                           -------------------------------------
                                           Robert W. Gracy
                                           Director


Date: April 12, 1999                   By: /s/ Yu-Chung Wei
                                           -------------------------------------
                                           Yu-Chung Wei
                                           Director


Date  April 12, 1999                   By: /s/ James L. Yeager
                                           -------------------------------------
                                           James L. Yeager
                                           Director, Vice-President, R&D and
                                           Business Development