Form 10QSB
period 1999-03-31
NEXMED INC
filed 1999-05-17
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 14, 1999, 8,401,703 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes      No

                                     PART I

                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

         NexMed, Inc. ("NexMed"), which has been in existence since 1987, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

         (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment products under development by the Company are Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("MED"), and Femprox(TM), an alprostadil-based product for the treatment of female sexual dysfunction. The Company is actively engaged in ongoing discussions with large pharmaceutical companies regarding the licensing of the Alprox-TD(R) cream, but no assurance can be given that the Company will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to the Company; and

         (ii) the Viratrol(R) device, a proprietary therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the patented device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop. The Company has been in contact with the FDA regarding the requirements for initiating clinical studies in the U.S.

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

         With respect to the regulatory approval of its products that incorporate the NexACT(R) technology, the Company has completed a Phase I study for the Femprox(TM) treatment cream for female sexual dysfunction, and intends to complete during the second quarter of 1999, the ongoing pre-Phase II toxicology studies in the U.S. for the Alprox-TD(R) cream for treating male erectile dysfunction. In China, the Company completed a multi-site, 143-patient Phase III study, and submitted in January 1999, a New Drug

Application to the State Drug Administration ("SDA") for approval to distribute the product in China. Pending sufficient funding and the successful completion of the ongoing toxicology studies, the Company intends to initiate Phase II clinical studies on the Alprox-TD(R) cream during third quarter of 1999.

         On March 29, 1999, NexMed International Limited, a British Virgin Islands company and the Company's wholly-owned subsidiary ("NexMed International"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vergemont International Limited, a Turks and Caico Islands company with operations in Hong Kong ("Vergemont"), pursuant to which Vergemont would purchase the total issued and outstanding capital stock of NexMed Asia Limited ("NexMed Asia), including its 70% holding in NexMed Pharmaceuticals (Zhongshan) Ltd., in China (the "Joint-Venture") for $4,000,000, comprised of $2,000,000 in cash and two promissory notes each for $1,000,000, due on November 12, 1999 and June 30, 2000, respectively. In addition, the Company would grant Vergemont warrants to purchase 2,000,000 shares of the Company's Common Stock exercisable at $2.50 and $3.00 per share, depending on whether the warrant is exercised before or after June 30, 1999. The Stock Purchase Agreement would become effective upon the completion of the cash payment of $2 million. As of May 16, 1999, the Company has received $ 1.9 million, and anticipates receiving the remaining $100,000 by May 18, 1999.

         In conjunction with the sale of NexMed Asia to Vergemont, NexMed International and Vergemont would enter into a license agreement. Under the terms of the license agreement, Vergemont through its ownership of NexMed Asia, would have an exclusive right in China and Asian Pacific countries to manufacture and market the Company's MED treatment cream and four (4) other of the Company's proprietary products under development. The Company would receive a royalty on sales and supply to NexMed Asia on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of the Company's proprietary topical treatments. The Company has agreed that during the next 12 months, Dr. Joseph Mo, the Company's President and C.E.O., would remain active in the management of the Joint-Venture's operations and the anticipated approval and launch of the Company's proprietary topical treatment for MED in China.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED MARCH 31 OF 1999 AND OF 1998

         REVENUES. The Company recorded revenues from the Joint-Venture's product sales in China, of $1,097,767 during the first three months of operations in 1999 as compared to $1,204,670 during the same period in 1998. Pending the successful completion of the sale of NexMed Asia, the Company would cease to record revenues from the Joint-Venture's product sales.

         COST OF PRODUCTS SOLD: The cost of products sold were $1,040,844 and

$1,043,498 in 1999 and 1998, respectively and are attributable to the Joint-Venture's manufacturing operations. With the anticipated sale of NexMed Asia, the Company would cease to record the corresponding cost of sales.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first three months of operation of 1999 and 1998, were $318,960 and $387,656, respectively. The decrease is primarily attributable to reduced spending at the Joint-Venture as a result of its January 1999 regulatory submission to the SDA. The Company expects if sufficient funding is forthcoming, total research spending in 1999 will increase with the expansion in development and clinical activities in the U.S.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $477,343 during the first three months of operation in 1999 as compared to $712,274 during the same period in 1998. The decrease is mostly attributed to the reduction in overhead expenses at the Company's Hong Kong office. However, the Company expects its general and administrative expenses to increase in the future in line with the anticipated rise in its financing and business development activities.

         INTEREST INCOME AND EXPENSE. The Company recognized $91,034 in interest expense during the first three months of 1999, compared with $127,573 during the same period in 1997. The decrease is primarily due to the Joint-Venture's repayment on one of its working lines of credit. The Company expects its interest expense to remain consistent for the remaining quarters in 1999, in line with its borrowing activities.

         NET LOSS. The net loss applicable to common shareholders was ($768,824) or ($0.09) per share for the first three months of 1999, compared with a net loss of ($995,743) or ($0.16) per share for the same period in 1998. The decrease in net loss is primarily attributable to the consolidation and reduction in expenses in the Company's Asian operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced net losses and negative cash flow from operations each year since its inception. Through March 31, 1999, the Company has an accumulated deficit of $13,729,260. The Company has financed its operations primarily from sales of equity securities and from borrowing.

         Pending the completion of the sale of NexMed Asia, the Company intends to allocate the anticipated $2,000,000 cash payment for repayment of a significant portion of its outstanding short-term borrowings and trade payables and for funding of its U.S. overhead expenses.

         During the first three months of 1999, the Company rolled-over $316,750 into new notes at varying interest rates from 12-15% and such notes are due on various dates through January 2000. The Company remains in default on the repayment of $820,000 in promissory notes that were due on November 16, 1998.

         The Company's expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its pre-clinical and clinical testing, its ability to raise adequate funding, and its ability to complete additional corporate partnership agreements. In the course of its development and operation activities, the Company has incurred significant losses and expects to incur substantial additional development costs. Presently, the Company's burn rate for its U.S. operations is $250,000 per month. As a result, the Company will require additional funds for its operations and is seeking financing from the sale of NexMed Asia, and also from private equity investments, additional borrowings, and collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available for the Company on acceptable terms, if at all.

         In order to meet its immediate funding requirements, repay short-term indebtedness, maintain day-to-day operations, initiate the planned clinical studies on the Alprox-TD(R) cream and the Viratrol(R) device in the U.S., the Company estimates that it will require $8.2 million over the next 12 months. To meet such needs, the Company is seeking funding from private equity investments, additional borrowings, and collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available for the Company on acceptable terms, if at all.

OTHER FACTORS WHICH MAY AFFECT OPERATING RESULTS

RESEARCH AND DEVELOPMENT

         For the first three months ended March 31, 1998, the Company spent $318,960, and for the year ended December 31, 1998, the Company spent $2,302,148, on research and development. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $7,675,820 on research and development.

         The Company will need significant funding to pursue its research, development and commercialization plans. The potential products upon which the Company intends to focus its current development efforts, including the Alprox-TD(R) cream and the Viratrol(R) device, are in the research and development stage. The Company has not begun to market or generate revenues from the commercialization of any of these products under development. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the preclinical or clinical development work will be completed, or that the anticipated products will be commercially viable or successfully marketed. In addition, there can be no assurance that the Company will be successful in obtaining regulatory approval or developing any additional products, that if successful, it will be able to attract sufficient capital to complete any development and commercialization undertaken or that any such development and commercialization will be successful.

COMPUTER SYSTEMS AND YEAR 2000 ISSUES

         POTENTIAL DISRUPTION IN OPERATIONS DUE TO YEAR 2000 PROBLEMS. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company recognizes the importance of minimizing the frequency and significance of any disruptions in its business and financial affairs that may occur as a result of Year 2000, and has adopted a compliance review process designed to achieve this objective. The Company is

         o assessing and modifying, as necessary, its internal information technology systems that may be affected by the Year 2000 problem;

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

         PROPERTY COMPLIANCE. The Company is completing a survey of its offices to determine whether building support systems such as heat, power, light, security and elevators will be affected by the advent of the Year 2000.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 6. EXHIBITS, LIST AND REPORTS AND FORM 8-K

         (a) EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

Exhibit
Number                                    Description
------                                    -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 filed with the Company's Form 10-SB filed with the Commission on March 14,
                1997)

3.2 By-laws of the Company (incorporated by reference to Exhibit 2.2 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

3.3 Amendment to By-laws of the Company (incorporated by reference to Exhibit 2.3 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

10.1 Technology Acquisition Agreement between the Company and Odontex, Inc. (incorporated by reference to Exhibit 6.1 filed with the Company's Form 10-SB filed with the Commission on March 14, 1997)

10.2            English Translation of Joint-Venture Agreement between NexMed
                (Asia) Limited and Zhongshan City Xiaolan Pharmaceuticals Factory (incorporated by reference to the identically numbered exhibit to the Company's Form 8-K filed with the Commission on February 23, 1998)

27.1            Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEXMED, INC.


Date: MAY 17, 1999                           /s/ Y. JOSEPH MO
                                             -----------------------------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and C.E.O.


Date: MAY 17, 1999                           /s/ JOSEPH M. WARUSZ
                                             -----------------------------------
                                             Joseph M. Warusz
                                             Vice President and C.F.O.

                                  NexMed, Inc.
                      Condensed Consolidated Balance Sheets

                                                                           March 31,
                                                                             1999
                                                                          (UNAUDITED)
                                                                         ------------
ASSETS
Current assets:
              Cash and cash equivalents                                  $    543,820
              Accounts receivable, net                                      1,220,325
              Inventories                                                     794,566
              Due from related party                                          125,640
              Prepaid expenses and other assets                               181,990
                                                                         ------------
                          Total current assets                              2,866,341

Furniture and equipment, net                                                2,148,153

Intangibile assets                                                            172,201

                                                                         ------------
                          Total assets                                   $  5,186,695
                                                                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
              Line of credit                                             $  1,569,999
              Notes payable                                                 2,586,876
              Due to joint venture partner                                    217,441
              Due to officer                                                  854,812
              Accounts payable and accrued expenses                         2,377,961
                                                                         ------------
                          Total current liabilities                         7,607,089
                                                                         ------------

Minority interest                                                             659,408
Commitments and contingencies
Stockholders' equity:
              Preferred stock, $.001 par value, 10,000,000
                shares authorized, none issued and outstanding                   --
              Common stock, $.001 par value, 40,000,000
                shares authorized, 8,401,703 issued
                and outstanding, respectively                                   8,402
              Additional paid-in capital                                   10,770,214
              Accumulated deficit                                         (13,729,260)
              Cumulative translation adjustments                               26,217
                                                                         ------------
                                                                           (2,924,427)
              Less: deferred compensation                                      (5,375)
                                       Note receivable - related party       (150,000)
                                                                         ------------
                          Total stockholders' equity                       (3,079,802)
                                                                         ------------
                          Total liabilities and stockholders' equity     $  5,186,695
                                                                         ============

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                              For the three months
                                                                ended March 31,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
Revenue
              Product sales                                 1,097,767      1,204,670
              License fees                                       --             --
                                                          -----------    -----------
                          Total revenues                    1,097,767      1,204,670
                                                          -----------    -----------

Operating expenses
              Cost of product sales                         1,040,844      1,043,498
              Selling, general and administrative             477,343        712,274
              Research and development                        318,960        387,656
                                                          -----------    -----------
                          Total operating expenses          1,837,147      2,143,428
                                                          -----------    -----------

Loss from operations                                         (739,380)      (938,758)

Interest income (expense), net                                (91,034)      (127,573)
                                                          -----------    -----------

Loss before minority interest                                (830,414)    (1,066,331)
Minority interest                                              61,590         70,588
                                                          -----------    -----------

              Net loss                                       (768,824)      (995,743)
                                                          -----------    -----------

Other comprehensive loss
              Foreign currency translation adjustments         70,501         (7,955)
                                                          -----------    -----------

              Comprehensive loss                          $  (698,323)   $(1,003,698)
                                                          ===========    ===========

Basic and diluted loss per share                          $     (0.09)   $     (0.16)
                                                          -----------    -----------

Weighted average common shares outstanding
              used for basic and diluted loss per share     8,401,703      6,183,320
                                                          -----------    -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                 For the three months
                                                                                   ended March 31,
                                                                              --------------------------
                                                                                 1999           1998
                                                                              -----------    -----------
Cash flows from operating activities
              Net loss                                                        $  (768,824)   $  (995,743)
              Adjustments to reconcile net loss to
                net cash from operating activities
                          Depreciation and amortization                            58,588         87,803
                          Minority Interest                                       (61,590)
                          Non-cash compensation expense                             8,958         40,375
                          Increae in accounts receivable                           69,158       (241,742)
                          Increase in inventories                                 (94,915)      (111,971)
                          Increae in prepaid expenses and other assets             11,271        (47,402)
                          Increase (decrease) in account payable
                            and accrued expenses                                  300,560        644,618
                                                                              -----------    -----------
                                      Net cash used in operating activities      (476,794)      (624,062)
                                                                              -----------    -----------

Cash flow from investing activities
              Capital expenditures                                               (318,045)       (29,828)
              Advances to Joint Venture Partner                                  (125,640)          --
              Advances to Joint Venture                                              --        1,870,000
                                                                              -----------    -----------
                                      Net cash used in investing activities      (443,685)     1,840,172
                                                                              -----------    -----------

Cash flow from financing activities
              Issuance of common stock, net of offering
                costs                                                                --          347,500
              Issuance of notes payable                                            62,563        240,213
              Net decrease in due to/from related party                              --         (373,494)
              Decrease in due to officer                                          254,312         50,000
              Net repayments of line of credit                                   (604,413)          --
                                                                              -----------    -----------
                                      Net cash from financing activities         (287,538)       264,219
                                                                              -----------    -----------

Net increase (decrease) in cash                                                (1,208,017)     1,480,329

Effect of foreign exchange on cash                                                 70,501

Cash, beginning of period                                                       1,681,336        133,189
                                                                              -----------    -----------

Cash, end of period                                                           $   543,820    $ 1,613,518
                                                                              ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto dated March 19, 1999 included in the NexMed, Inc. (the "Company") Form 10-KSB.

2. SALE OF NEXMED (ASIA) LIMITED

On March 29, 1999, the Company's wholly-owned subsidiary, NexMed International, entered into a stock purchase agreement (the "Purchase Agreement") with Vergemont International Limited, ("Vergemont") for the sale of all the issued and outstanding capital stock of NexMed (Asia) Limited for $4,000,000, $2,000,000 in cash and $2,000,000 in 2 promissory notes, each in the amount of $1,000,000 due on 11/12/99 and 6/30/00 respectively and warrants to acquire 2,000,000 shares of the Company's common stock. The warrants to purchase shares of the Company's common stock are exercisable at $2.50 and $3.00 per share, depending on whether the warrant is exercised before or after June 30, 1999. As of May 16, 1999, Vergemont has made an initial payment of $1,900,000 and the Company expects to receive the remaining $100,000 by May 18, 1999. In conjunction with this transaction, the Company has agreed to pay a consulting firm a 6% commission on the $4,000,000 in proceeds, as such proceeds are received, and to issue the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share for a period of two years.

3. INVENTORIES

Inventories at March 31, 1999 are stated at the lower of cost or market on a first-in-first-out basis and consist of the following:

Raw Materials                                         $ 289,184
Work in progress and finished goods                     505,382
                                                      ---------

                                                      $ 794,566
                                                      ---------

4. NOTES PAYABLE

The Company remains in default on the repayment of $820,000 of 6% Notes which were due on November 16, 1998.

In January and February 1999, the Company and note holders agreed to roll over an aggregate of $316,750 in outstanding principal and unpaid interest in the amount of $25,305 into new notes. The new notes in the aggregate principal amount of $342,055, bear interest ranging from 12% to 15% per annum and are payable, together with accrued but unpaid interest on various dates through January 2000.

5 RELATED PARTY TRANSACTIONS

In February and March 1999, the Company was advanced an additional $195,077 from an officer and director of the Company under an informal agreement. The advance bears interest at 12% per annum and is due at various intervals in 1999. In April and May 1999, the Company repaid the total outstanding advance balance to the officer of $854,812 including interest.

At March 31,1999, $217,444 of an unsecured, uncollateralizied revolving line of credit with the JV Partner was outstanding. The line of credit bears interest at 11.1% per annum and expires in September 2000. The source of the funds is a line of credit extended to the JV Partner by a Chinese bank.

6 LINE OF CREDIT

In July and September 1998, the JV entered into an RMB 13 million (approximately $1,570,000) and RMB 5 million (approximately $600,000) revolving line of credit with a financial institution. The line of credit is renewable annually and bears interest at 7.623% per annum. The line is also guaranteed by the JV Partner. During first quarter 1999, the JV paid down the line by RMB 5 million (approximately $600,000).

7. SUBSEQUENT EVENT

On May 11, 1999, the Company was served a complaint filed in Salt Lake City, UT on November 12, 1998, by Genie Total Products, Inc. ("Genie"). The compliant claims breach of contract and requests judgement against the Company in the amount of $407,562.50, plus interest and legal costs. Similar complaints had previously been filed by Genie in 1995 and 1997 and were dismissed without prejudice. The Company continues to believe that this complaint is without merit and intends to defend its position vigorously.