Form 10QSB
period 1999-06-30
NEXMED INC
filed 1999-08-23
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

|_| Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ____________

                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                            87-0449967
-------------------------------------                ---------------------------
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

Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 10, 1999, 8,685,036 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

                                  NexMed, Inc.
                      Condensed Consolidated Balance Sheets

                                                                     June 30,
                                                                       1999
                                                                    (unaudited)
                                                                    -----------

Assets
Current assets:
    Cash and cash equivalents                                      $     21,394
    Notes receivable, net of deferred gain                              177,000
    Prepaid expenses and other assets                                   120,776
                                                                   ------------
        Total current assets                                            319,170

Furniture and equipment, net                                            218,653
                                                                   ------------
        Total assets                                               $    537,823
                                                                   ============

Liabilities and stockholders' equity
Current liabilities:
    Line of credit                                                 $     50,000
    Notes payable                                                     2,354,943
    Due to officer                                                       17,229
    Accounts payable and accrued expenses                             1,580,465
                                                                   ------------
        Total current liabilities                                     4,002,637
                                                                   ------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                         --
    Common stock, $.001 par value, 40,000,000
      shares authorized, 8,685,036 issued
      and outstanding, respectively                                       8,685
    Additional paid-in capital                                       11,152,631
    Accumulated deficit                                             (14,626,688)
    Cumulative translation adjustments                                      558
                                                                   ------------
        Total stockholders' equity                                   (3,464,814)
                                                                   ------------

        Total liabilities and stockholders' equity                 $    537,823
                                                                   ============

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                     For the six months             For the three months
                                                        ended June 30,                 ended June 30,
                                                ---------------------------     ---------------------------
                                                    1999            1998            1999            1998
                                                    ----            ----            ----            ----
Revenue
   Product sales                                $ 1,491,746     $ 2,739,063     $   393,979     $ 1,534,393
                                                -----------     -----------     -----------     -----------

Operating expenses
   Cost of product sales                          1,415,002       2,421,574         374,158       1,378,076
   Selling, general and administrative              955,986       1,445,759         478,643         733,485
   Research and development                         679,197         890,310         360,237         502,654
                                                -----------     -----------     -----------     -----------
      Total operating expenses                    3,050,185       4,757,643       1,213,038       2,614,215
                                                -----------     -----------     -----------     -----------

Loss from operations                             (1,558,439)     (2,018,580)       (819,059)     (1,079,822)

Interest income (expense), net                     (181,745)       (284,379)        (90,711)       (156,806)
                                                -----------     -----------     -----------     -----------

Loss before minority interest                    (1,740,184)     (2,302,959)       (909,770)     (1,236,628)
Minority interest                                    73,932         105,405          12,342          34,817
                                                -----------     -----------     -----------     -----------

   Net loss                                      (1,666,252)     (2,197,554)       (897,428)     (1,201,811)

Other comprehensive loss
   Foreign currency translation adjustments         (47,792)         10,215          22,709          18,170
                                                -----------     -----------     -----------     -----------

   Comprehensive loss                           $(1,714,044)    $(2,187,339)    $  (874,719)    $(1,183,641)
                                                ===========     ===========     ===========     ===========

Basic and diluted loss per share                $     (0.20)    $     (0.33)    $     (0.11)    $     (0.16)
                                                -----------     -----------     -----------     -----------

Weighted average common shares outstanding
   used for basic and diluted loss per share      8,414,797       6,743,673       8,427,747       7,291,700
                                                -----------     -----------     -----------     -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                         For the six months
                                                                          ended June 30,
                                                                   ---------------------------
                                                                       1999           1998
                                                                       ----           ----
Cash flows from operating activities
    Net loss                                                       $(1,666,252)   $(2,197,554)
    Adjustments to reconcile net loss to net cash from operating operating activities, net of effects of sale of subsidiary
        Depreciation and amortization                                   15,611        178,016
        Non-cash compensation expense                                   14,333         48,710
        Increae in accounts receivable                                      --       (483,030)
        Increase in notes receivable                                                       --
        (Decrease) increase in inventories                               8,898       (599,336)
        Increae in prepaid expenses and other assets                    (9,598)      (323,194)
        Increase in account payable
          and accrued expenses                                         158,048        516,704
                                                                   -----------    -----------
            Net cash used in operating activities                   (1,534,458)    (2,859,684)
                                                                   -----------    -----------

Cash flow from investing activities
    Capital expenditures                                               (81,143)       (73,439)
    Proceeds from sale of subsidiary, net                              343,441
    Advances to Joint Venture                                               --      1,870,000
                                                                   -----------    -----------
            Net cash used in investing activities                      262,298      1,796,561
                                                                   -----------    -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                            412,500      2,560,672
    Issuance of notes payable                                           87,163        308,736
    Net proceeds from line of credit                                    50,290             --
    Net decrease in due to/from related party                          (68,517)      (193,367)
    Decrease in due to officer                                        (583,271)            --
    Repayment of notes payable                                        (238,155)      (500,000)
                                                                   -----------    -----------
            Net cash from financing activities                        (339,990)     2,176,041
                                                                   -----------    -----------

Net increase in cash                                                (1,612,150)     1,112,918

Effect of foreign exchange on cash                                     (47,792)            --

Cash, beginning of period                                            1,681,336        133,189
                                                                   -----------    -----------

Cash, end of period                                                $    21,394    $ 1,246,107
                                                                   ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto dated March 19, 1999 included in the NexMed, Inc.(the "Company") Form 10-KSB.

2.    SALE OF NEXMED (ASIA) LIMITED

      On March 29, 1999, the Company's wholly-owned subsidiary, NexMed International Limited, entered into a stock purchase agreement (the "Purchase Agreement") with Vergemont International Limited, ("Vergemont") for the sale of all the issued and outstanding capital stock of NexMed
      (Asia) Limited, which became effective on May 17, 1999, for $4,000,000, consisting of $2,000,000 in cash and two promissory notes, each in the amount of$1,000,000, due on November 12, 1999 and June 30, 2000, respectively. In addition, the Company granted warrants to acquire 2,000,000 shares of the Company's common stock. The warrants to purchase shares of the Company's common stock are exercisable at $3.00 per share. In conjunction with this transaction, the Company has agreed to pay a consulting firm a 6% commission on the $4,000,000 in proceeds, as such proceeds are received, and issued the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share for a period of two years. For further information, refer to the Company's Form 8-K filed on June 2, 1999.

      At the date of sale, the Company's basis in the assets and liabilities of NexMed Asia was approximately $1,492,000. The Company has estimated the fair value of the warrants issued to the purchaser and the consulting firm to be approximately $372,000 and $73,000, respectively, resulting in a net gain on the transaction of approximately $1,823,000, which has been deferred due to uncertainty regarding the ultimate realization of the two promissory notes issued. The deferred gain is shown net of the $2,000,000 in promissory notes receivable in the condensed consolidated balance sheet.

3.    NOTES PAYABLE

      The Company remains in default on the repayment of $820,000 of 6% Notes, which were due on November 16, 1998. During the three months ended June 30, 1999, the Company repaid promissory notes in the aggregate principal amount of $238,155.

      In June 1999, a note holder converted notes with a principal amount of $62,500 into 50,000 shares of the Company's common stock.

4.    RELATED PARTY TRANSACTIONS

      During the three months ended June 30, 1999, the Company repaid $854,812 of advances from an officer and director of the Company. The advances bore interest at 12% per annum and were due at various intervals in 1999.

5.    LINE OF CREDIT

      The Company entered into a line of credit, which provides for advances of up to $50,000 with a bank. Interest on the line of credit is payable monthly, at the bank's prime rate plus 1%. The line of credit is guaranteed by an officer and director of the Company and is payable upon demand.

6.    NEW BRUNSWICK MEDICAL

      In June 1999, the Company acquired the remaining 5% minority interest in its subsidiary, New Brunswick Medical, Inc. ("NBM") in exchange for total consideration of approximately $500,000, consisting of 233,333 shares of the Company's common stock, with an estimated fair value of $350,000, and the forgiveness of a $150,000 note receivable from the former minority stockholder.

7.    SUBSEQUENT EVENTS

      In July and August 1999, the Company issued a total of $900,000 of convertible promissory notes. The notes bear interest at 15% per annum and are due at various intervals in 1999. The notes are convertible, at the option of the holder, into shares of the Company's common stock at prices ranging from $1.00 to $1.25 per share.

Item 2. Management's Discussion and Analysis

GENERAL

      NexMed, Inc. ("NexMed"), which has been in existence since 1987, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

      (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment products under development by the Company are Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("MED"), and Femprox(TM), an alprostadil-based product for the treatment of female sexual dysfunction. The Company is actively engaged in discussions with large pharmaceutical companies regarding the licensing of the Alprox-TD(R) cream, but no assurance can be given that the Company will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to the Company; and

      (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop.

      If sufficient funding is forthcoming, the Company intends to pursue its research, development, and marketing activities and capabilities, both domestically and internationally, with regard to its proprietary pharmaceuticals products and to execute a business strategy with the goal of achieving a level of development sufficient to enable the Company to attract potential strategic partners with resources sufficient to further develop and market its proprietary products.

      With respect to the regulatory approval of its products that incorporate the NexACT(R) technology, the Company has completed a Phase I study for the Femprox(TM) treatment cream for female sexual dysfunction. The Company has also finished the pre-Phase II toxicology studies in the U.S. for the Alprox-TD(R) cream for treating MED. In China, the Company submitted in January 1999, a New Drug Application to the State Drug Administration ("SDA") for approval to distribute the product in China. Pending sufficient funding and FDA approval, the Company intends to initiate Phase II clinical studies on the Alprox-TD(R) cream in October of 1999.

      On March 29, 1999, NexMed International Limited, a British Virgin Islands company and the Company's wholly-owned subsidiary ("NexMed International"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vergemont International Limited, a Turks and Caico Islands company with operations in Hong Kong ("Vergemont"). Pursuant to the Stock Purchase Agreement which became effective on May 19, 1999, Vergemont purchased the total issued and outstanding capital stock of NexMed Asia Limited ("NexMed Asia"), including its 70% holding in NexMed Pharmaceuticals (Zhongshan) Ltd., in China (the "Joint-Venture") for $4,000,000, comprised of $2,000,000 in cash and two promissory notes each for $1,000,000, due on November 12, 1999 and June 30, 2000, respectively. In addition, the Company granted Vergemont warrants to purchase 2,000,000 shares of the Company's Common Stock exercisable at $2.50 and $3.00 per share, depending on whether the warrant is exercised before or after June 30, 1999.

      In conjunction with the Stock Purchase Agreement, NexMed International and Vergemont entered into a license agreement, pursuant to which Vergemont has an exclusive right in China and Asian Pacific countries to manufacture and market the Company's MED treatment cream and four (4) other of the Company's proprietary products under development. The Company will receive royalty on sales and supply to NexMed Asia on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of the Company's proprietary topical treatments. The Company has agreed that until May 2000, Dr. Joseph Mo, the Company's President and C.E.O., will remain active in the management of the Joint-Venture's operations and the anticipated approval and launch of the Company's proprietary MED treatment in China.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE SIX MONTHS ENDED JUNE 30 OF 1999 AND OF 1998

      Revenues. The Company recorded revenues from the Joint-Venture's product sales in China, of $1,491,746 during the first six months of operations in 1999 as compared to $2,739,063 during the same period in 1998. With the sale of NexMed Asia, the Company ceased to record revenues from the Joint-Venture's sales in May 1999.

      Cost of Products Sold: The cost of products sold was $1,415,002 and $2,421,74 in 1999 and 1998, respectively and is attributable to the Joint-Venture's manufacturing operations. With the sale of NexMed Asia, the Company ceased to record the corresponding cost of sales in May 1999.

      Research and Development Expenses. Research and development expenses for the first six months of operation of 1999 and 1998, were $679,197 and $890,310, respectively. The decrease is primarily attributable to the Company ceasing to record research and development expenses for the Joint-Venture in May 1999. The Company expects that if sufficient funding is forthcoming, total research spending in 1999 will increase with the anticipated expansion in development and clinical activities in the U.S.

      General and Administrative Expenses. General and administrative expenses were $955,986 during the first six months of operation in 1999 as compared to $1,445,759 during the same period in 1998. The decrease is mostly attributed to the sale of NexMed Asia and its holding in the Joint-Venture. However, if sufficient funding is forthcoming, the Company expects total general and administrative spending in 1999 to increase with the anticipated expansion in infrastructure, which will support the anticipated growth in business and product development activities.

      Interest Income and Expense. The Company recognized $181,745 in interest expense during the first six months of 1999, compared with $284,379 during the same period in 1998. The decrease is due the Company ceasing to record the interest expense for the lines of credit of the Joint-Venture. In general, the Company expects its interest expense to remain in line with its borrowing activities.

      Net Loss. The net loss applicable to common shareholders was ($1,666,252) or ($0.20) per share for the first six months of 1999, compared with a net loss of ($2,197,554) or ($0.33) per share for the same period in 1998. The decrease in net loss is primarily attributable to the sale and reduction in expenses associated with the divestiture of the Company's Asian operations.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED JUNE 30 OF 1999 AND OF 1998

      Revenues. For the second quarter in 1999, the Company recorded $393,979 in revenues from the Joint-Venture's product sales in China as compared to $1,534,393 during the same period in 1998. With the sale of NexMed Asia in May, the Company recorded revenues only for the month of April 1999.

      Cost of Products Sold: The cost of products sold for the Joint-Venture's manufacturing operations were $374,158 and $1,378,076 for the second quarter in 1999 and 1998, respectively. With the sale of NexMed Asia in May, the Company recorded cost of sales only for the month of April 1999.

      Research and Development Expenses. Research and development expenses for the three months of operation of 1999 and 1998, were $360,237 and $502,654, respectively.

      General and Administrative Expenses. General and administrative expenses for the three months of operation in 1999 and 1998, were $478,643 and $733,485, respectively.

      Interest Income and Expense. Interest expense during the three months in 1999 was $90,711, compared to $156,806 for the same period in 1998.

      Net Loss. The net loss applicable to common shareholders was ($897,428) or ($0.11) per share for the second quarter in 1999, compared with ($1,201,811) or ($0.16) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses and negative cash flow from operations each year since its inception. Through June 30, 1999, the Company has an accumulated deficit of $14,626,688. The Company has financed its operations primarily from sales of equity securities and from borrowing.

      The Company allocated the $2,000,000 cash payment for the sale of NexMed Asia primarily for the repayment of a portion of its outstanding short-term borrowings and trade payables and for funding of its U.S. overhead expenses. During the second quarter of 1999, the Company repaid promissory notes in the aggregate principal amount of $1,092,967, but remains in default on the repayment of $820,000 in promissory notes that were due on November 16, 1998.

      The Company's expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of its research and development programs, its pre-clinical and clinical testing, its ability to raise adequate funding, and its ability to complete additional corporate partnership agreements. In the course of its development and operation activities, the Company has incurred significant losses and expects to incur substantial additional development costs. Presently, the Company's burn rate for its U.S. operations is $250,000 per month. As a result, the Company will require additional funds for its operations and is seeking financing from private equity investments, additional borrowings, and collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available for the Company on acceptable terms, if at all. In July and August 1999, the Company raised approximately $900,000 through the issuance of short-term convertible promissory notes. The Company anticipates that at its current level of activities, the funds should support its operations through the end of September. Should the Company fail to raise additional financing on a timely basis, it may be required to downsize its level of activities.

      In order to meet its immediate funding requirements, repay short-term indebtedness, maintain day-to-day operations, and initiate the planned U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams and the Viratrol(R) device, the Company estimates that it will require $8 million over the next 12 months. To meet such needs, the Company is seeking funding from private equity investments, additional borrowings, and collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available for the Company on acceptable terms, if at all.

OTHER FACTORS WHICH MAY AFFECT OPERATING RESULTS

Research And Development

      For the first six months ended June 30, 1998, the Company spent $679,197, and for the year ended December 31, 1998, the Company spent $2,302,148, on research and development. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $8,036,057 on research and development.

      The Company will need significant funding to pursue its research, development and commercialization plans. The potential products upon which the Company intends to focus its current development efforts, including the Alprox-TD(R) and Femprox(TM) creams and the Viratrol(R) device, are in the research and development stage. The Company has not begun to market or generate revenues from the commercialization of any of these products under development. The Company's products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that the research and development activities funded by the Company will be successful, that products under development will prove to be safe and effective, that any of the preclinical or clinical development work will be completed, or that the anticipated products will be commercially viable or successfully marketed. In addition, there can be no assurance that the Company will be successful in obtaining regulatory approval or developing any additional products, that if successful, it will be able to attract sufficient capital to complete any development and commercialization undertaken or that any such development and commercialization will be successful.

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

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities

In June 1999, the Company acquired the remaining 5% minority interest in its subsidiary, New Brunswick Medical, Inc., from one minority stockholder, in exchange for total consideration of approximately $500,000, consisting of 233,333 shares of the Company's common stock, $0.001 par value per share ("Common Stock"), in reliance upon Section 4(2) of the Securities Act of 1933 as amended (the "Securities Act"), with an estimated fair value of $350,000, and the forgiveness of a $150,0000 note receivable.

In June 1999, the Company issued a total of 50,000 shares of Common Stock with a total value of $62,500, to five individuals as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

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

(b) Reports on Form 8-K

      The Company filed a Form 8-K on May 18, 1999, for the sale of its Asian holdings.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXMED, INC.


Date: August 23, 1999                     /s/ Y. Joseph Mo
     --------------------                 --------------------------------------
                                          Y. Joseph Mo
                                          Chairman of the Board of Directors,
                                          President and C.E.O.


Date: August 23, 1999                     /s/ Vivian Liu
     --------------------                 --------------------------------------
                                          Vivian Liu
                                          Vice President, Secretary & Treasurer