Form 10QSB
period 1999-09-30
NEXMED INC
filed 1999-11-12
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

|_| Transaction report under Section 13 or 15 (d) of the Exchange Act For the transition period from ____________ to ____________

                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                              87-0449967
----------------------------------------                 -----------------------
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

Yes |X|    No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 11, 1999, 14,726,688 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes |_|    No |X|

                                  NexMed, Inc.
                      Condensed Consolidated Balance Sheets

                                                                   September 30,
                                                                       1999
                                                                    (unaudited)
                                                                    -----------

Assets

Current assets:
    Cash and cash equivalents                                      $  7,740,094
    Notes receivable, net of deferred gain                              177,000
    Prepaid expenses and other assets                                    84,253
                                                                   ------------
       Total current assets                                           8,001,347

Furniture and equipment, net                                            215,222
                                                                   ------------
       Total assets                                                $  8,216,569
                                                                   ============

Liabilities and stockholders' equity

Current liabilities:
    Line of credit                                                 $     50,000
    Notes payable                                                     2,928,653
    Accounts payable and accrued expenses                             1,317,821
                                                                   ------------
       Total current liabilities                                      4,296,474
                                                                   ------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                         --
    Common stock, $.001 par value, 40,000,000
      shares authorized, 14,726,688 issued
      and outstanding, respectively                                      14,727
    Additional paid-in capital                                       19,341,935
    Stock subscription receivable                                      (208,998)
    Accumulated deficit                                             (15,228,128)
    Cumulative translation adjustments                                      559
                                                                   ------------
       Total stockholders' equity                                     3,920,095
                                                                   ------------

       Total liabilities and stockholders' equity                  $  8,216,569
                                                                   ============

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)


                                                   For the nine months           For the three months
                                                   ended September 30,            ended September 30,
                                               ---------------------------    --------------------------
                                                   1999            1998           1999           1998
                                                   ----            ----           ----           ----
Revenue
    Product sales                               $ 1,491,796    $ 4,493,551    $              $ 1,754,488
                                                -----------    -----------    -----------    -----------

Operating expenses
    Cost of product sales                         1,415,002      4,031,921                     1,610,347
    Selling, general and administrative           1,201,181      1,924,389        245,195        563,405
    Research and development                      1,009,209      1,757,981        330,012        782,896
                                                -----------    -----------    -----------    -----------
       Total operating expenses                   3,625,392      7,714,291        575,207      2,956,648
                                                -----------    -----------    -----------    -----------

Loss from operations                             (2,133,596)    (3,220,740)      (575,207)    (1,202,160)

Interest income (expense), net                     (208,028)      (390,292)       (26,283)      (105,913)
                                                -----------    -----------    -----------    -----------

Loss before minority interest                    (2,341,624)    (3,611,032)      (601,490)    (1,308,073)
Minority interest                                    73,932        131,005                        25,600
                                                -----------    -----------    -----------    -----------

    Net loss                                     (2,267,692)    (3,480,027)      (601,490)    (1,282,473)

Other comprehensive loss
    Foreign currency translation adjustments        (44,843)        12,648             (1)         2,433
                                                -----------    -----------    -----------    -----------

    Comprehensive loss                          $(2,312,535)   $(3,467,379)   $  (601,491)   $(1,280,040)
                                                ===========    ===========    ===========    ===========

Basic and diluted loss per share                $     (0.27)   $     (0.48)   $     (0.07)   $     (0.16)
                                                -----------    -----------    -----------    -----------

Weighted average common shares outstanding
    used for basic and diluted loss per share     8,538,839      7,254,270      8,879,395      8,178,432
                                                -----------    -----------    -----------    -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                        For the nine months
                                                                        ended September 30,
                                                                  -----------------------------
                                                                       1999            1998
                                                                       ----            ----
Cash flows from operating activities
    Net loss                                                       $(2,203,536)   $(3,480,027)
    Adjustments to reconcile net loss to net cash from operating operating activities, net of effects of sale of subsidiary
       Depreciation and amortization                                    27,575        276,720
       Non-cash compensation expense                                    14,333         53,966
       Increase in accounts receivable                                      --       (807,283)
       Decrease (increase) in inventories                                8,898       (148,366)
       Decreae (increase) in prepaid expenses and other assets          26,925       (346,265)
       (Decrease) increase in account payable
         and accrued expenses                                         (104,596)       712,060
                                                                   -----------    -----------
           Net cash used in operating activities                    (2,230,401)    (3,739,195)
                                                                   -----------    -----------

Cash flow from investing activities
    Capital expenditures                                               (11,964)      (174,151)
    Proceeds from sale of subsidiary, net                              343,441
    Advances to Joint Venture                                               --      1,870,000
                                                                   -----------    -----------
           Net cash used in investing activities                       331,477      1,695,849
                                                                   -----------    -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                          8,026,348      2,711,833
    Issuance of notes payable                                        1,120,913        348,236
    Net proceeds (repayments) from line of credit                       50,000     (1,551,398)
    Net (decrease) increase in due to/from related party               (68,517)     2,385,542
    (Decrease) increase in due to officer                             (600,500)       347,000
    Repayment of notes payable                                        (522,770)      (500,000)
                                                                   -----------    -----------
           Net cash from financing activities                        8,005,474      3,741,213
                                                                   -----------    -----------

Net increase in cash                                                 6,106,550      1,697,867

Effect of foreign exchange on cash                                     (47,792)            --

Cash, beginning of period                                            1,681,336        133,189
                                                                   -----------    -----------

Cash, end of period                                                $ 7,740,094    $ 1,831,056
                                                                   ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10-01of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and notes thereto dated March 19, 1999 included in the NexMed, Inc.(the "Company") Form 10-KSB.

2.    SALE OF NEXMED (ASIA) LIMITED

      On March 29, 1999, the Company's wholly-owned subsidiary, NexMed International Limited, entered into a stock purchase agreement (the "Purchase Agreement") with Vergemont International Limited, ("Vergemont") for the sale of all the issued and outstanding capital stock of NexMed
      (Asia) Limited, which became effective on May 17, 1999, for $4,000,000, consisting of $2,000,000 in cash and two promissory notes, each in the amount of $1,000,000, due on November 12, 1999 and June 30, 2000, respectively. In addition, the Company granted warrants to acquire 2,000,000 shares of the Company's common stock. The warrants to purchase shares of the Company's common stock are exercisable at $3.00 per share. In conjunction with this transaction, the Company has agreed to pay a consulting firm a 6% commission on the $4,000,000 in proceeds, as such proceeds are received, and issued the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share for a period of two years. For further information, refer to the Company's Form 8-K filed on June 2, 1999.

      At the date of sale, the Company's basis in the assets and liabilities of NexMed Asia was approximately $1,378,000. The Company has estimated the fair value of the warrants issued to the purchaser and the consulting firm to be approximately $372,000 and $73,000, respectively, resulting in a net gain on the transaction of approximately $1,823,000, which has been deferred due to uncertainty regarding the ultimate realization of the two promissory notes issued. The $2,000,000 of promissory notes receivable are shown net of the deferred gain in the condensed consolidated balance sheet.

3.    PRIVATE PLACEMENT

      On September 30, 1999, the Company raised $8,507,478 in gross proceeds from a private placement of its securities at $3.00 per unit (the "Unit.) Each Unit consisted of two shares of the Company's common stock and warrants to purchase one share of the Company's stock at $2.25 per share (the "Warrant"). Each Warrant is redeemable by the Company at $.001 per warrant if the closing price per share of the Common Stock should reach $4.00 for fifteen consecutive trading days. As of September 30, 1999, the Company had received $8,298,480 in gross proceeds and the remaining $208,998 was received in early October 1999.

      The Company has agreed to file a registration statement on Form S-3 with the SEC for the stock that was sold or that is issuable upon exercise of the Warrants. In connection with the private placement, the Company paid a commission in cash and warrants to AmeriCal Securities Inc. For further information, refer to the Company's Form 8-K filed on October 8, 1999.

4.    NOTES PAYABLE

      In July 1999, the Company and a note holder agreed to roll over the outstanding principal and unpaid interest, in the aggregate principal amount of $143,175, into a new note. The new note bears interest at 15% per annum and is payable, together with accrued but unpaid interest in January 2000.

      In August and September 1999, the Company issued a total of $1,010,000 of convertible promissory notes. The notes bear interest at 15% per annum and are due in November and December 1999. The notes are convertible, at the option of the holders, into shares of the Company's common stock at prices ranging from $1.25-$1.50 per share, which was the estimated fair value of the Company's common stock on the date the respective notes were issued.

      In September 1999, holders of convertible promissory notes with a principal amount of $310,000 elected to convert their notes into 370,000 shares of the Company's common stock.

5.    SUBSEQUENT EVENTS

      In October 1999, the Company repaid two promissory notes in the aggregate principal amount of $395,660.

      In October and November 1999, the Company repaid in cash or in stock, the remaining $720,000 of 6% Notes, which were due on November 15, 1998. The Company solicited the note holders to convert the principal and interest payments, which were in default, to shares of Common Stock at $2.00 per share, which approximated the fair market value of the Company's common stock on such date. A total of $344,199 in principal and interest were converted into 172,100 shares of the Company's common stock.

      In November 1999, nine note holders converted notes with an aggregate principal amount of $1,710,000 into 1,133,334 shares of the Company's common stock, at prices ranging from $1.25 to $2.00 per share.

Item 2. Management's Discussion and Analysis

GENERAL

      NexMed, Inc. ("NexMed"), which has been in existence since 1987, has, since 1994, positioned itself as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. NexMed (together with its subsidiaries, the "Company") is currently focusing its efforts on:

      (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment products under development by the Company are Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("MED"), and Femprox(TM), an alprostadil-based product for the treatment of female sexual dysfunction. The Company is actively engaged in discussions with large pharmaceutical companies regarding the licensing of the Alprox-TD(R) cream, but no assurance can be given that the Company will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to the Company; and

      (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. The Company believes that the minute electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop.

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

      With respect to the regulatory approval of its products that incorporate the NexACT(R) technology, the Company completed Phase I studies on the Alprox-TD and Femprox(TM) creams. During October 1999, the Company has initiated activities for the proposed Phase II study on the Alprox-TD(R) and Femprox(TM) creams. Pending FDA approval, the Company intends to enroll patients in December 1999.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE NINE MONTHS ENDED SEPTEMBER 30 OF 1999 AND OF 1998

      Revenues. The Company recorded revenues of $1,491,796 during the first nine months of operations in 1999 as compared to $4,493,551 during the same period in 1998.

The revenues were from NexMed Pharmaceuticals (Zhongshan) Limited, a joint-venture in China (the "Joint-Venture") which the Company sold in May 1999.

      Cost of Products Sold: The cost of products sold was $1,415,002 and $4,031,921 in 1999 and 1998, respectively and is attributable to the Joint-Venture's manufacturing operations. With the sale of the Joint-Venture, the Company ceased to record the corresponding cost of sales in May 1999.

      Research and Development Expenses. Research and development expenses for the first nine months of operation of 1999 and 1998, were $1,009,209 and $1,757,981, respectively. The Company expects that total research spending in 1999 will increase with the initiation of advanced and costly clinical activities in the U.S.

      General and Administrative Expenses. General and administrative expenses were $1,201,181 during the first nine months of operation in 1999 as compared to $1,924,389 during the same period in 1998. The decrease is a result of the sale of its holding in the Joint-Venture.

      Interest Income and Expense. The Company recognized $208,028 in interest expense during the first nine months of 1999, compared with an expense of $390,292 during the same period in 1998. The decrease is due the Company ceasing to record the interest expense for the lines of credit of the Joint-Venture.

      Net Loss. The net loss applicable to common shareholders was $2,267,692 or a loss of $0.27 per share for the first nine months of 1999, compared with a net loss of $3,480,027 or a loss of $0.48 per share for the same period in 1998. The decrease in net loss is primarily attributable to the sale and reduction in expenses associated with the divestiture of the Company's Asian operations.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30 OF 1999 AND OF 1998

      Revenues. For the third quarter in 1999, the Company recorded no revenues as compared to $1,754,488 from the Joint-Venture's sales during the same period in 1998.

      Cost of Products Sold: The Company recorded no cost of products sold during the quarter as compared to $1,610,347 for the same period in 1998.

      Research and Development Expenses. Research and development expenses for the three months of operation of 1999 and 1998, were $330,012 and $782,896, respectively. The decrease is attributed to the Company ceasing to record the expenditures of the Joint-Venture and to the decrease in its cash position during the quarter.

      General and Administrative Expenses. General and administrative expenses for the three months of operation in 1999 and 1998, were $245,195 and $563,405, respectively. The decrease is attributed to the Company's divestiture of its Asian operations and also to the decrease in its cash position during the quarter.

      Interest Income and Expense. Interest expense during the three months in 1999 was $26,283, compared to an expense of $105,913 for the same period in 1998. The decrease is primarily due the Company ceasing to record the interest expense for the lines of credit of the Joint-Venture.

      Net Loss. The net loss applicable to common shareholders was $601,490 or a loss of $.07 per share for the third quarter in 1999, compared with $1,282,473 or a loss of $0.16 per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced net losses and negative cash flow from operations each year since its inception. Through September 30, 1999, the Company has an accumulated deficit of $15,228,128. The Company has financed its operations primarily from sales of equity securities and from borrowing.

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

      On September 30, 1999, the Company closed a private placement of its Common Stock and warrants (the "Warrants") for total gross proceeds of approximately $8.5 million (the "Private Placement"). The Company may redeem the 2,835,826 Warrants which are exercisable at $2.25 per share, at the par value of the Common Stock, should the closing price per share of the Common Stock reach $4.00 for fifteen consecutive trading days. The Company also anticipates that during the fourth quarter 1999, it will receive payment for one of the two promissory notes, each in the amount of $1 million, issued for the purchase of NexMed Asia Limited ("NexMed Asia) and its holding in the Joint-Venture in China. For additional information, please refer to the Notes to Unaudited Condensed Consolidated Financial Statements.

      The Company has allocated the proceeds from the Private Placement for its operational requirement, which is currently at $250,000 per month, for the next twelve months, repayment of short-term indebtedness, and Phase II U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams. The Company will require additional financing for the next phase of its development programs, and is seeking financing from private and public sources and from collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available for the Company on acceptable terms, if at all.

OTHER FACTORS WHICH MAY AFFECT OPERATING RESULTS

Research And Development

      For the first nine months ended September 30, 1999, the Company spent $1,009,209, and for the year ended December 31, 1998, the Company spent $2,302,148, on research and development. The decrease in year-to-date expenditures on research and development was attributed to insufficient funding during the first nine months in 1999, however, with the successful completion of the private placement on September 30, 1999, R&D expenditures will be accelerated as the Company initiates the proposed U.S. Phase II clinical development programs on the Alprox-TD(R) and Femprox(TM) creams. Since January 1, 1994, when the Company repositioned itself as a medical and pharmaceutical technology company, the Company has spent $8,366,069 on research and development.

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

Computer Systems and Year 2000 Issues

      Potential Disruption in Operations Due To Year 2000 Problems. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. The Company has implemented a compliance review process and believes that it has adequately addressed the Year 2000 concerns as they relate to its internal information technology.

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

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities

      In August 1999, the Company issued a total of 370,000 shares of common stock, par value $.001 per share, (the "Shares") with a total consideration of $310,000, to nine individuals upon conversion of promissory notes issued in July 1999, in reliance upon Section 4(2) of the Securities Act of 1933, (the "Act").

      In September 1999, the Company completed an offering of 5,671,652 Shares at a total offering price of $8,507,478, or $1.50 per share, to 52 individual and institutional investors pursuant to an exemption from registration under the Act provided by Rule 506 of Regulation D. The proceeds of the offering have been and are being used to fund overhead expenses, debt repayment and funding of U.S. clinical studies.

Item 6. Exhibits, List and Reports and Form 8-K

      (a) Exhibits (in accordance with Item 601 of Regulation S-B)

Exhibit                           Description
Number                            -----------
------

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

27.1        Financial Data Schedule

(b) Reports on Form 8-K

      The Company filed a Form 8-K on October 8, 1999, for the private placement completed on September 30, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXMED, INC.

Date: November 12, 1999                   /s/ Y. Joseph Mo
      ------------------                  ------------------------------
                                          Y. Joseph Mo
                                          Chairman of the Board of Directors,
                                          President and C.E.O.

Date: November 12, 1999                   /s/ Vivian Liu
      ------------------                  ------------------------------
                                          Vivian Liu
                                          Vice President, Secretary & Treasurer