Form 10KSB40
period 1999-12-31
NEXMED INC
filed 2000-03-16
CIK 1017491

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________ to _____________

                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Nevada                                        87-0449967
--------------------------------------------             -------------------
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

Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      State issuer's revenues for its most recent fiscal year: $1,491,796

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): As of March 7, 1999, the aggregate market value of the voting stock held by non-affiliates was $336,086,674. The aggregate market value was computed based on the average of the bid and asked prices of NexMed, Inc.'s common stock, par value $0.001 per share, as reported by the National Quotation Bureau for such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 7, 2000, 19,379,048 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

      Portions of the NexMed, Inc.'s definitive proxy statement to be issued in conjunction with NexMed, Inc.'s annual meeting of shareholders to be held on May 15, 2000 are incorporated by reference in Part III of this Form 10-KSB.

                                     Part I

Item 1. Description of Business.

OUR BUSINESS.

      We, NexMed, Inc., were incorporated in Nevada in 1987. In 1994, after a period of inactivity, we became a development stage medical and pharmaceutical technology company. Since 1994, we have focused on developing and commercializing therapeutic products based on proprietary delivery systems. We are currently focusing on developing and commercializing the following products:
(1) the Alprox-TD and Femprox topical alprostadil treatments that incorporate a penetration enhancement technology known as NexACT(R), and (2) the Viratrol(R) device, a proprietary therapeutic medical device that may treat herpes simplex disease by topically delivering an electrical current to an infected site and blocking lesions from forming or shortening healing time for preexisting lesions. Our goals are to (1) continue to research, develop and market, domestically and internationally, our proprietary pharmaceutical products, and
(2) develop a business strategy to attract strategic partners with resources sufficient to further develop and market our proposed products.

Development of Topical Treatment Products.

      Drug Delivery Enhancement Technology. In October 1996, we acquired rights and interests, including patents, patent applications, trade secrets and know-how, relating to absorption enhancers for topical pharmaceutical formulations from Odontex, Inc., a Kansas-based company, in exchange for 75,000 shares of our common stock. We registered the trademark NexACT(R) as the name for the transdermal drug delivery technology. The NexACT(R) technology is designed to enhance absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology may improve therapeutic outcomes and reduce gastrointestinal or other systemic side effects that often accompany oral medications. In addition to combining this technology with alprostadil to develop new topically-applied products to treat male and female sexual dysfunction, we intend to explore applying the NexACT(R) to drugs such as
(1) ibuprofen and ketoprofen for a new topical medication for pain management of arthritis, and (2) anti-fungal compounds for an effective topically-applied fungal infection treatment.

      We acquired two U.S. patents, a pending U.S. patent application and a pending international patent application from Odontex, Inc. The international patent application is currently pending in Canada, China, the European Patent Office, New Zealand and the Russian Federation. We have filed four additional patent applications in the U.S. and three corresponding international applications under the Patent Cooperation Treaty relating to the NexACT(R) technology.

      We intend to continue our efforts developing topical treatments based on the NexACT(R) technology, with immediate system development efforts directed to drugs (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market records and potential. In furtherance of these efforts and for the next twelve months, we will continue to use laboratory space at the Higuchi Biosciences Center of the University of Kansas pursuant to a research agreement with the university. We have retained advisors, consultants and employees at the Higuchi Biosciences Center to assist with our development efforts.

      NexACT(R) Products under Development. We are currently focussing research and development efforts on the following leading candidates for topical treatment products:

      (1) Alprox-TD(R) is an alprostadil-based topical treatment cream intended to treat mild to moderate male erectile dysfunction (impotence), commonly referred to as "ED." Our clinical studies have demonstrated that NexACT(R) enhancers promote the absorption of alprostadil and improve clinical responses. In February 1998, we completed a 60-patient (30 male and 30 female) Phase I study on the Alprox-TD(R) cream in the United States. In October 1999, we completed the pre-Phase II toxicology studies in the United States. In December 1999, we initiated the U.S. Phase II clinical program to determine the efficacy of the Alprox-TD(R) cream and to expand the safety and efficacy data in humans. Internationally, we completed Phase III double blind and open label clinical studies in China that evaluated a total of 143 men, and submitted in January 1999, a "New Drug Application" to the China State Drug Administration for approval to distribute the product in China.

      (2) Femprox(TM) is an alprostadil-based cream product intended for the treatment of female sexual arousal disoder, commonly referred to as "FSAD". We completed in 1998, an eight-patient Phase I clinical study for safety and efficacy. Results from our clinical study demonstrated a positive effect on increasing blood flow to the clitoris and labia in the subjects tested. No systemic side effects were evidenced and local side effects were minimal. We intend to initiate the proposed U.S. Phase II program during second quarter 2000, pending FDA approval.

      Advisors, Consultants, Researchers and Employees in the Absorption Enhancement Field. We currently employ Dr. Servet Buyuktimkin as Director of Drug Delivery Research and Dr. Nadir Buyuktimkin as Director of Formulation Research to conduct research at our laboratories at the Higuchi Biosciences Center of the University of Kansas. Dr. Servet Buyuktimkin and Dr. Nadir Buyuktimkin are co-developers and authors of several publications and presentations relating to our NexACT(R) enhancers. Dr. J. Howard Rytting, a co-developer of the NexACT(R) enhancers and professor in the Department of Pharmaceutical Chemistry of the School of Pharmacy of the University of Kansas, is a member of our Scientific Advisory Board. Pursuant to a research agreement with the University of Kansas, we are funding Dr. Rytting's research efforts to develop new methodologies involving penetration enhancement research. Although the university would own any patents resulting from Dr. Rytting's research efforts, we have the right to exclusively license any technology resulting from such efforts.

Viratrol(R) Herpes Treatment Device.

      The Viratrol(R) device is a hand-held non-invasive therapeutic device designed to treat herpes simplex diseases. The device topically delivers a minute electrical current to an infected site and may block lesions from forming and/or shorten healing time once lesions develop. We developed the commercial prototype of Viratrol(R) from technology and patents that have materialized through our development efforts on a device designed for similar use that we acquired in 1994. In 1997, we completed a Phase II study on the Viratrol(R) device. The results indicated that all ten patients with recurrent herpes labialis (cold sores) involved in the study experienced full remission of symptoms after one to three days of the device-application regimen. Although we initiated a 60-patient double-blind study in China that we expected to complete in 1998, we discontinued the study because the organization we hired to manage the study was unable to timely complete and provide us with the data.

      We have two patents on the current version of the device, a Notice of Allowance on our "Continuation-In-Part" patent application, and one patent application currently under review by the U.S. Patent and Trademark Office. We have filed international patent applications corresponding to the application currently pending under the Patent Cooperation Treaty, in Japan, China, Taiwan, Korea, Israel, Canada, Mexico and the European Economic Community. We plan to file additional patents to continue expanding the protective coverage of the device. However, patent approval does not assure regulatory approval.

      In October 1998, we transferred to our wholly-owned subsidiary, New Brunswick Medical, Inc., a Delaware corporation, our rights to develop, manufacture and market the Viratrol(R) herpes treatment device in the United States in exchange for 9,500 shares of its common stock. Subsequently, New Brunswick Medical, Inc. issued 500 shares of its common stock to a private investor in exchange for $500,000. In June 1999, we acquired all 500 shares from the private investor in exchange for a consideration of approximately $500,000, consisting of 233,333 shares of our common stock and the forgiveness of a $150,000 note receivable from the private investor. We have allocated sufficient proceeds for finalizing the product design for marketing in the United States, and for initiating the United States Phase I/II study in late 2000.

International Agreements.

      China Joint Venture.

      We have recently decided and taken steps to concentrate our efforts on proprietary product development rather than devoting additional efforts to selling and marketing generic drugs. On May 17, 1999, our wholly-owned subsidiary, NexMed International Limited, a British Virgin Islands company, sold all of the issued and outstanding capital stock of its wholly-owned subsidiary, NexMed (Asia) Limited, to Vergemont International Limited, a Turks and Caicos Islands company with operations based in Hong Kong. Vergemont International Limited obtained the primary asset of NexMed (Asia) Limited, its 70% holding in NexMed Pharmaceuticals (Zhongshan) Ltd., a Chinese joint venture company we formed through NexMed (Asia) Limited with Zhongshan Xiaolan Pharmaceutical Factory (the "Factory") in 1997. The assets of the Chinese joint venture company included, among other things, the Factory's (1) sales and customer base, (2) distribution network, (3) licenses to market 141 generic drugs in China, (4) 17 registered trademarks for the Chinese market, (5) import and export licenses for finished products and raw materials, and (6) equipment and technology for the production of various pharmaceutical dosage forms, including tablets, capsules, oral solutions and injections.

      Through our participation and recent sale of our interest in the Chinese joint venture company, we achieved four significant goals: (1) we successfully completed Phase II studies on the Befar(TM) cream, which is a different name under which we plan on marketing the Alprox-TD(R) product, in China and filed an application for marketing approval with the China State Drug Administration; (2) we gained valuable clinical data for ongoing discussions with potential co-development partners for selected markets, including the United States and Europe, and for our proposed Phase II studies in the United States; (3) we substantially completed the construction of a state-of-the art manufacturing facility meeting good manufacturing practice standards for the production of the Befar(TM) cream; and (4) we have concentrated our efforts on proprietary product development rather than devoting additional efforts to the sale and marketing of generic drugs.

      In exchange for all the issued and outstanding shares of capital stock of NexMed (Asia) Limited, (1) through NexMed International Limited, we received $4,000,000, comprised of $2,000,000 in cash and two promissory notes each for $1,000,000, due on November 12, 1999 and June 30, 2000, respectively and (2) we granted Vergemont International Limited warrants to purchase 2,000,000 shares of our common stock, exercisable at $3.00 per share. In addition, NexMed International Limited and Vergemont International Limited entered into a license agreement pursuant to which (1) Vergemont International Limited has the exclusive right to manufacture and market in China and Asian Pacific countries our ED treatment cream and four other of our proprietary products under development and (2) we will receive royalty on sales and supply to NexMed (Asia) Limited, on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of our proprietary topical treatments. We have also agreed that until May 2000, Dr. Joseph Mo, our President and Chief Executive Officer will assist in managing the joint venture company's operations and anticipated approval and launch of our proprietary ED treatment in China. In February 2000, Vergemont International Limited paid the $2,000,000 in promissory notes.

      Sales and Distribution Joint Venture in Peru.

      In December 1997, NexMed International Limited concluded an agreement to form a joint venture with two local partners for the establishment of a sales office and showroom in Lima, Peru. Under the agreement, we own 70% of the joint venture. In February 1999, the joint venture, NexMed (Peru) S.A., obtained registration as an accredited supplier of pharmaceutical products to government agencies in Peru. The joint venture currently has no sales and limited operational activities.

      License Agreementfor the Alprox-TD(R) Cream in Taiwan.

      In January 1997, NexMed International Limited entered into a license agreement with Lotus Medical Supply, Inc., a Taiwanese company, whereby Lotus secured certain manufacturing and marketing rights for the Alprox-TD(R) cream in Taiwan. In exchange for those rights, Lotus Medical Supply, Inc. was obligated to seek regulatory approval in Taiwan and to conduct all research and testing required for the purpose of obtaining such regulatory approval. Lotus Medical Supply, Inc. did not perform its obligation under the terms of the agreement, and both parties terminated the agreement.

      Agreement Market the Alprox-TD(R) Cream in Argentina and Uruguay.

      On October 2, 1997, we, through NexMed International Limited, entered into a Supply and Distribution Agreement with Finadiet S.A.C.I.F.I., an Argentinean manufacturer and distributor of urological pharmaceutical products, for the distribution of the Alprox-TD(R) cream in Argentina and Uruguay. Under the agreement, Finadiet S.A.C.I.F.I. was obligated to obtain regulatory approval by July 1998 in exchange for a five-year exclusive sales and distribution right for the two countries. Finadiet S.A.C.I.F.I. was not able to reach the regulatory milestone, and both parties terminated the agreement.

Potential Corporate Alliances.

      We are currently discussing and negotiating potential corporate alliances relating to the research and development and marketing of our proprietary products under development with various United States and international pharmaceutical and medical companies. We are hopeful, but cannot assure you, that we will consummate one or more definitive agreements as a result of our discussions and negotiations.

Research and Development.

      Our research and development expenses for the twelve months of operation of 1999 and 1998, were $2,374,024 and $2,302,148, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, we have spent $9,730,884 on research and development. We anticipate that our expenses for research and development will continue to increase as we enter into advance clinical development.

      We will need significant funding to pursue our research, development and commercialization plans. We intend to focus our current development efforts on the Alprox-TD(R) and Femprox(TM) creams and the Viratrol(R) device. These products are currently in the research and development stage. We have not begun to market or generate revenues from the commercialization of our products under development. Our products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that (1) the research and development activities we will be successful, (2) products under development will prove to be safe and effective, (3) any of the clinical development work will be completed, or (4) the anticipated products will be commercially viable or successfully marketed. We cannot assure you that (1) we will obtain regulatory approval or develop any additional products, (2) if successful, we will attract sufficient capital to complete any development and commercialization undertaken or (3) any such development and commercialization will be successful.

Competition.

      We are engaged in a highly competitive industry. We expect increased competition from numerous existing companies, including large international enterprises, and others entering the industry. Most of these companies have greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors' financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. Products developed by our competitors may be more effective than our products.

      Certain treatments for ED, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, currently exist, have been approved for sale in certain markets and are being improved. Products on the market for the treatment of ED include: (1) Caverject(R), the needle injection alprostadil therapy by Pharmacia & Upjohn;
(2) Viagra(R), an oral medication by Pfizer, Inc.; and (3) MUSE(R), the device for intra-urethral delivery of a suppository containing alprostadil by Vivus, Inc.. In addition, the following products are currently under development: (1) Topiglan(R), a topical alprostadil treatment based on a proprietary drug delivery system by Macrochem Inc.; (2) Vasomax(R), an oral medication through a collaborative effort of Zonagen, Inc. and Schering Plough Pharmaceuticals; and
(3) IC351, an oral formulation by the joint venture between ICOS and Eli Lilly & Co.

Licensing for Marketing and Distribution.

      We are discussing licensing arrangements with large pharmaceutical companies for the right to market and distribute one or more of our products under development. Although we are engaged in discussions with potential partners, we cannot assure you that we will be able to attract a partner or conclude a satisfactory licensing arrangement.

      We will need to devote substantial marketing efforts to achieve market acceptance for products based on the NexACT(R) technology, the Viratrol(R) device and any of our other proposed products. We will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our products. Our operating results and long term success will depend on our ability to establish (1) successful arrangements with domestic and international distributors and marketing partners and (2) an effective internal marketing organization. We currently have no sales force or marketing organization and will need, but may be unable, to attract and retain qualified or experienced marketing and sales personnel.

Dependence on Third Party Suppliers and Manufacturers.

      We do not own a manufacturing facility and will rely on outside manufacturers to produce our proposed products. To be successful, manufacturers must produce our products in commercial quantities at acceptable costs and in compliance with regulatory requirements of the FDA or comparable foreign agencies. The FDA periodically inspects manufacturing facilities within the United States and manufacturing facilities outside the United States whose drugs are marketed in the United States. Failure of third-party suppliers or manufacturers of our proposed products to meet good manufacturing practice standards and comply with FDA or foreign regulatory requirements would adversely affect our business, financial condition and results of operations.

      We currently have three suppliers of alprostadil. Prices of alprostadil have fallen and we do not anticipate any problems in obtaining alprostadil or other supplies in commercial quantities for the manufacture of our proposed products. We currently have relationships with two contract manufacturers for production of our key NexACT(R) enhancers.

Government Regulation.

      Governmental authorities in the United States and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our products under development have been approved for marketing in the United States or elsewhere. Before we market any pharmaceutical products we develop or license, we must obtain FDA and comparable foreign agency approval through an extensive approval process. Our failure to obtain requisite governmental approvals timely or at all or our failure to obtain approvals of the scope requested will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

      The studies involved in the approval process are conducted in three phases. In a Phase I studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase I study for a period of several months. In Phase II studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably effects the condition, and begin to identify the correct dosage level (dose ranging). Up to several hundred subjects may be studied in the Phase II study for approximately 6 to 12 months, depending on the type of product tested. In Phase III studies, researchers further assess efficacy and safety of the drug. Several hundreds to thousands of patients may be studied during the Phase III studies for a period of from 12 months to several years. Upon completion of Phase III studies, a New Drug Application is submitted to the appropriate governmental regulatory authority for review and approval.

      The requirements governing the conduct of pre-clinical testing, clinical trials, product licensing, manufacturing, pricing and reimbursement vary widely from country to country. Variations of foreign requirements could delay our introduction of products into countries outside the United States and limit our marketing scope. Although approval in one major market may assist in obtaining approval elsewhere, the regulatory review process in each country can be lengthy and unpredictable. Our failure to meet each foreign country's requirements could delay our introduction of our proposed products in the respective foreign country and limit our revenues from sales of our proposed products in foreign markets.

      Even if we obtain regulatory approvals, the FDA and comparable foreign agencies continually review and regulate marketed products. A later discovery of previously unknown problems or our failure to comply with the applicable regulatory requirements could subject us to regulatory or judicial enforcement actions. These actions could result in the following:

      o     recalls or seizures of our proposed products,
      o     restrictions on marketing of our proposed products,
      o regulatory authorities' refusal to approve new products or withdrawal of existing approvals,
      o     enhanced product liability exposure,
      o     injunctions,
      o     civil penalties, or
      o     criminal prosecution.

Patents, Licenses and Proprietary Rights.

      To justify the substantial investment of time and expense required to develop and commercialize our products, we seek proprietary protection for our pharmaceutical products to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends in part on our ability to (1) obtain effective patent protection for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets and (4) operate without infringing upon the proprietary rights of others, both in the United States and in other countries. The patent position of firms relying upon medical and pharmaceutical technologies is highly uncertain and involves complex legal and factual questions. To date, no consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under the patents of medical and pharmaceutical companies.

      We acquired two patents, one pending U.S. patent application and one pending international pending application, upon the completion of the transaction with Odontex. One of the patents expires in 2007 and the other expires in 2009. In connection with our recent development of a new generation of absorption technology, we filed four patent applications in the U.S. and three patent applications under the Patent Cooperation Treaty for specific compositions of the NexACT(R) enhancers with certain active ingredients. To date, we have received Notices of Allowance on two of the pending U.S. patent applications. We also have one U.S. patent application pending for the Femprox(TM) cream, and one patent application pending for the applicator for administering the Alprox-TD(R) cream. We own two patents on the Viratrol(R) device, have one continuation-in-part application and one patent application pending with respect to the technology, inventions and improvements that are significant to the Viratrol(R) device and intend to file additional patent applications to continue expanding the coverage on the device. In April 1999, we received a Notice of Allowance on the pending continuation-in-part application. One of the patents expires in 2009 and the other patent expires in 2015.

      The patent application and issuance process may take several months, if not years, and entail considerable expense. We might not obtain patents for Viratrol(R) or NexACT(R) or other technology or products that we may develop. Our existing patent and any patents resulting from our applications might (1) not be sufficiently broad to afford protection against competitors with similar technology, (2) infringe upon the claims of third-party patents or (3) be invalidated or circumvented. Moreover, we do not have international patents covering all of the claims of our U.S. patents.

      Our commercial success depends on our ability to avoid infringement of patents issued to competitors. Because a United States pending patent application is confidential, we cannot know the inventions claimed in pending patent applications filed by third parties. We may need to defend or enforce our parent and license rights to determine the scope and validity of the proprietary rights of others. Defense and enforcement of patent claims can be expensive and time-consuming, even when the outcome is in our favor. Defense and enforcement actions may use substantial resources originally allocated to other activities. In the event of an unfavorable outcome, we may be required to (1) assume significant liabilities to third parties, (2) obtain licenses from third parties, (3) alter our products or processes, or (4) cease altogether any related research and development activities or product sales. Any of these outcomes could adversely affect our business, financial condition and results of operations.

      We rely on agreements with third parties to protect our rights to certain technology. We may encounter disputes regarding the proprietary rights to technological information that employees, consultants, advisors or other third parties independently develop and apply to any of our proposed products. These disputes might not be resolved in our favor. We may also rely on trade secrets and proprietary know-how that may become known to others despite our efforts to keep them confidential. Although we seek to protect our trade secrets and proprietary know-how in part by our confidentiality agreements with employees, consultants, advisors or others, these parties may breach their agreements and we might not obtain adequate remedies. Similarly, competitors may discover or independently develop our trade secrets or proprietary know-how in such a manner that we have no legal recourse.

Foreign Operations.

      We initially plan to license and market our products outside of the United States. Our results from operations may be affected by currency exchange rate fluctuations and other factors affecting international business, including legal or political changes in foreign countries.

Product Pricing and Reimbursement: Health Care Reform and Related Measures.

      Efforts of governmental and third-party payers to contain or reduce the costs of health care, may adversely affect the levels of revenues and profitability of medical and pharmaceutical technology products and companies. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, federal and state agencies have proposed similar governmental control and the United States Congress has recently considered legislative and regulatory reforms that could adversely companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly the United States, could adversely effect our business. Successful commercialization of our products will depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment and product development or sell our products on a competitive basis.

Employees.

      As of March 6, 2000, we have 20 full-time employees, three of whom are executive management, and 6 part-time employees. We are in the process of hiring 6 additional full-time employees for expanding and supporting our R&D activities, and expect to fill those positions during the next three months. We believe our employee relationships are satisfactory.

Company History and General Information.

      We were organized under the laws of the state of Nevada in October 1987 under the name Target Capital, Inc. We raised initial funds in 1988 through an offering pursuant to Regulation A of the Securities Act, selling 1 million shares of our common stock. Subsequently, we issued common stock to purchase twenty un-patented mining claims, which claims ultimately reverted to the government when not exploited by us. Our early business plans were not productive and we became inactive until early 1994. In 1994, we issued 276,375 shares (giving effect to the 20-for-1 reverse stock split on October 2, 1995) to 10 individuals, and acquired the patent and royalty rights and the unfinished prototype of a medical device for the treatment of herpes simplex diseases. Our common stock was valued at $.20 per share, with an aggregate value of $55,275. In 1994, we changed our name to BioElectric, Inc. In September 1995, we changed our name to NexMed, Inc., reflecting our broader-based business objectives. Our common stock has been quoted on the Over-the-Counter Bulletin Board since October 1995 under the symbol "NEXM." In February 2000, we submitted an application for listing on the Nasdaq SmallCap Market, but do not know when our application will be approved, if at all. We have been a reporting company under the Securities Exchange Act of 1934, as amended, since May 1997 upon the effectiveness of the registration statement on Form 10-SB which we filed voluntarily in March 1997 pursuant to Section 12(g) of the Exchange Act of 1934.

      Our principal executive offices are located at 350 Corporate Boulevard, Robbinsville, New Jersey 08691, and our telephone number is (609) 208-9688. Our website is "www.nexmed.com".

Risk Factors.

      Our results from operations and ability to pay dividends on our securities may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase our securities.

      We have incurred and expect to continue to incur operating losses in the future. Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by newly found businesses. We have not marketed or generated revenues from our products under development. We are not profitable and have incurred significant operating losses since our inception, and we have an accumulated deficit of $15,228,128 at December 31, 1999. Even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend on (1) our ability to continue to obtain financing necessary to develop and commercialize our proposed products, (2) development of our proposed products, (3) obtainment of regulatory approvals of our proposed products and (4) success in manufacturing, distributing and marketing our proposed products. Our independent accountants have included an explanatory paragraph stating that our financial statements have been prepared assuming that we will continue as a going concern and that we have suffered recurring losses from operations and have a working capital deficiency which cause substantial doubt as to our ability to do so.

      Our proposed products are in the early stage of development and may fail. We do not currently sell any proprietary products and do not expect to have any products commercially available for several years. Our proposed products, including products utilizing the NexACT(R) technology and the Viratrol(R) device, are in an early stage of development and require (1) additional research and development, (2) preclinical studies, (3) clinical testing, (4) regulatory approval, and (5) additional investment prior to their commercialization. Our proposed products are subject to the risks of failure associated with the establishment and development of products based upon innovative or novel technologies. Among these risks are the following:

      o     research and development activities we fund may not be successful;
      o our products under development may not prove to be safe and effective;
      o     we may not complete our preclinical or clinical development work;
      o we may not obtain FDA or foreign regulatory approvals of our products;
      o our products may not be commercially viable or successfully marketed.
      o third parties may hold proprietary rights that could preclude us from marketing our products; and
      o we may never achieve significant revenues from our products under development even if the FDA or foreign authorities approve them.

      Our failure to receive governmental approvals for our proposed products on a timely basis, or ever, could damage our business, financial condition and results of operations. Governmental authorities in the United States and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our products under development have been approved for marketing in the United States or elsewhere. Before we market any pharmaceutical products we develop or license, we must obtain FDA and comparable foreign agency approval through an extensive approval process. This process includes costly and time-consuming procedures to establish product safety and effectiveness, including the following:

      o     lengthy and detailed preclinical studies;
      o     clinical trials;
      o     sampling activities;
      o     testing and questions by the FDA and comparable foreign agencies;
            and
      o confirmation by the FDA and comparable foreign agencies that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing.

Our failure to obtain requisite governmental approvals timely or at all or our failure to obtain approvals of the scope requested will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

      Variations of foreign requirements could delay our introduction of products into countries outside the United States and limit our marketing scope. If we sell our products outside the United States, we will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. Our failure to meet each foreign country's requirements could delay our introduction of our proposed products in the respective foreign country and limit our revenues from sales of our proposed products in foreign markets.

      Our failure to comply with regulatory requirements could subject us to regulatory or enforcement actions. Even if we obtain regulatory approvals, the FDA and comparable foreign agencies continually review and regulate marketed products. A later discovery of previously unknown problems or our failure to comply with the applicable regulatory requirements could subject us to regulatory or judicial enforcement actions. These actions could result in the following:

      o     recalls or seizures of our proposed products,
      o     restrictions on marketing of our proposed products,
      o regulatory authorities' refusal to approve new products or withdrawal of existing approvals,
      o     enhanced product liability exposure,
      o     injunctions,
      o     civil penalties, or
      o     criminal prosecution.

      We need, but may be unable, to raise additional funds to continue our operations. We need substantial additional funding to research and further develop our proposed products and to manufacture and market any of our products that may be approved by the FDA or foreign regulatory agencies. Our cash requirements may vary depending on the following:

      o     the progress of our research and development programs,
      o     results of our clinical studies,
      o     the timing of our regulatory submissions, and
      o our acquisition of additional proprietary pharmaceutical technologies and their requisite research and development programs.

Although we expect to raise more funds through joint ventures and/or additional debt or equity financing, we have not made arrangements and may not be able to obtain additional financing on acceptable terms, or at all. If we cannot obtain additional financing, we may need to modify our business objectives or reduce or cease certain or all of our product development programs and other operations. As a result, you could lose much or all of your investment.

      We depend on patents, licenses and proprietary rights to protect us against competitors. We will seek proprietary protection for our medical and pharmaceutical products to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success depends on our ability to (1) obtain effective patent protection for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets and (4) operate without infringing upon the proprietary rights of others.

      Patents, licenses and other proprietary rights may not fully protect us. Our patent position in the United States and other countries is highly uncertain and involves complex legal and factual questions. No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies. Patents we currently own or may obtain might not be sufficiently broad to protect us against competitors with similar technology. Any of our patents could infringe upon the claims of third-party patents or be invalidated or circumvented.

      Our patent applications may not be approved on a timely basis or ever. The patent application and issuance process takes several months, if not years, and may be expensive. We might not obtain patents for NexACT(R) or Viratrol(R) or other technology or products that we may develop. In addition, we do not have and may never obtain international patents covering all of the claims of our U.S. patents.

      Our commercial success depends upon our avoidance of infringement of patents issued to competitors. Because a United States pending patent application is confidential, we cannot know the inventions claimed in pending patent applications filed by third parties. We may need to defend or enforce our patent and license rights or determine the scope and validity of the proprietary rights of others through litigation. Defense and enforcement of patent claims may be expensive and time-consuming, even when the outcome is in our favor. Defense and enforcement actions may use substantial resources originally allocated to other activities. In the event of an unfavorable outcome, we may be required to:

      o     assume significant liabilities to third parties,
      o     obtain licenses from third parties,
      o     alter our products or processes, or
      o cease altogether any of our related research and development activities or product sales.

      We rely on agreements with third parties to protect our rights to certain technology. We may encounter disputes regarding the proprietary rights to technological information that employees, consultants, advisors or other third parties independently develop and apply to any of our proposed products. These disputes might not be resolved in our favor. We may also rely on trade secrets and proprietary know-how that may become known to others despite our efforts to keep them confidential. Although we seek to protect our trade secrets and proprietary know-how in part by our confidentiality agreements with employees, consultants, advisors or others, these parties may breach their agreements and we might not obtain adequate remedies. Similarly, competitors may discover or independently develop our trade secrets or proprietary know-how in such a manner that we have no legal recourse.

      We do not have manufacturing capability and will depend on third-party manufacturers. We do not own a manufacturing facility and will rely on outside manufacturers to produce our proposed products. To be successful, manufacturers must produce our products in commercial quantities at acceptable costs and in compliance with regulatory requirements of the FDA or comparable foreign agencies. The FDA periodically inspects manufacturing facilities within the United States and manufacturing facilities outside the United States whose drugs are marketed in the United States. Failure of third-party suppliers or manufacturers of our proposed products to meet good manufacturing practice standards and comply with FDA or foreign regulatory requirements would adversely affect our business, financial condition and results of operations.

      We lack marketing and distribution expertise and will depend on third parties to market and distribute our products. We will need to devote substantial marketing efforts to achieve market acceptance for products based on the NexACT(R) technology, the Viratrol(R) device and any of our other proposed products. We will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our products. Our operating results and long term success will depend on our ability to establish (1) successful arrangements with domestic and international distributors and marketing partners and (2) an effective internal marketing organization. We currently have no sales force or marketing organization and will need, but may be unable, to attract and retain qualified or experienced marketing and sales personnel.

      Healthcare reform may cause uncertainty of product pricing and reimbursement. Reduction of healthcare costs may reduce revenues and profitability of our medical and pharmaceutical technology products. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, federal and state agencies have proposed similar governmental control and the United States Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly the United States, could adversely effect our business. Successful commercialization of our products will depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment and product development or sell our products on a competitive basis.

      We depend on key personnel and consultants whose continued service is not guaranteed. We depend on our officers and directors, Scientific Advisory Board members, consultants and collaborating scientists, including Y. Joseph Mo, Ph.D., Chairman of our Board of Directors, President and Chief Executive Officer; James L. Yeager, Ph.D., Vice President, Research and Development and Business Development, and director; and Vivian H. Liu, Vice President, Chief Financial Officer and Secretary. Loss of their services could adversely affect our business. We may not be able to attract and retain additional management or other key personnel capable of developing our proposed products.

      The medical and pharmaceutical industry is highly competitive and many of our competitors have greater financial and technological resources. We are engaged in a highly competitive industry. We expect increased competition from numerous existing companies, including large international enterprises, and others entering the industry. Most of these companies have greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors' financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. Products developed by our competitors may be more effective than our products.

      Certain treatments for ED, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, currently exist, have been approved for sale in certain markets and are being improved. Currently known products for the treatment of ED developed or under development by our competitors include the following: (1) Caverject(R), Pharmacia & Upjohn Company's needle injection therapy; (2) Viagra(R), Pfizer, Inc.'s product to treat ED that was approved by the FDA in

March 1998 and has exceeded one billion dollar in sales since its introduction; and (3) MUSE(R), Vivus, Inc.'s device for intra-urethral delivery of a suppository containing alprostadil have each been approved for sale in the U.S. and several international markets. In addition, the following products are currently under development: (1) Topiglan(R), a topical treatment based on a proprietary drug delivery system under development by Macrochem Inc.; (2) Vasomax(R), an oral medication to be marketed through a collaborative effort of Zonagen, Inc. and Schering Plough Pharmaceuticals; and (3) IC351, an oral formulation under development by the joint venture among ICOS and Eli Lilly & Co.

      We do not maintain product liability insurance and a claim against us could adversely effect our business. Adverse effects on consumers of our proposed products from the use or misuse of pharmaceutical products manufactured or licensed for manufacture by us could expose us to product liability claims. We do not carry product liability insurance and have not had any discussions with insurance underwriters. Although we intend to obtain product liability insurance coverage before commercialization of our proposed products, we may not be able to obtain adequate insurance coverage at an acceptable cost, if at all. Even if we obtain insurance coverage, a product liability claim could adversely affect our business, financial condition and results of operations.

      We do not expect to pay dividends on our common stock in the foreseeable future. Although our shareholders may receive dividends if, as and when declared by our board of directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

      We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. We are authorized to issue 50,000,000 shares of our capital stock, consisting of 40,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. At March 7, 2000, 19,379,048 shares of our common stock and no shares of our preferred stock were issued and outstanding, 4,793,432 shares of our common stock are immediately issuable upon the exercise of immediately exercisable options and/or warrants. We may issue authorized and unissued shares of common or preferred stock that could dilute the earnings per share and book value of your shares of our common stock.

      We may need but be unable to attract and retain a corporate partner to develop our products. We do not currently have a corporate partner relationship with respect to any of our technologies or potential products. Given the high cost of funding clinical trials and bringing a proposed product through the governmental approval process to the commercial market, successful development and commercialization of our technologies and products may depend largely on our ability to establish one or more corporate partner relationships. We may not be able to establish these relationships on favorable terms, if at all.

Item 2. Description of Property.

      We currently have our principal executive offices and one analytical laboratory in Robbinsville, NJ. We lease 19,270 square feet of space for $16,069 per month, pursuant to a five-year lease.

      Pursuant to our research agreement with the University of Kansas, which expires on August 31, 2000, we pay $61,740 for access to and use of laboratory space at the University's Higuchi Biosciences Center during the 12-month term of the research agreement.

      NexMed (Americas) Limited, leases 1,000 square feet of office space in Mississauga, Ontario, Canada for $850 per month pursuant to a month-to-month arrangement.

Item 3. Legal Proceedings.

      In November 1998, Genie Total Products, Inc., a Nevada Corporation, refiled a complaint (the "Complaint") against us in the District Court, Third Judicial District, Salt Lake County, State of Utah (the "Court"). Genie Total Products, Inc. alleged in the Complaint, which was served in May 1999, that it entered into a three-year agreement on December 1, 1993 to provide us with consulting and marketing services for a stated monthly amount, but that no payments were made. The Complaint, which claimed breach of contract, unjust enrichment and anticipatory breach of contract, requested damages of $388,312.50, plus interest, costs and attorney's fees. In January 1997, Genie Total Products, Inc. filed a similar complaint which was dismissed without prejudice on November 12, 1997 on procedural grounds. At a hearing held on February 9, 2000, the judge granted from the bench our motion to dismiss the Complaint, which grant shall become effective upon the filing of an appropriate written order signed by the judge with the Court clerk. Should the plaintiff appeal the judge's decision to grant our motion to dismiss, we intend to continue defending our position vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     Part II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

      Our Common Stock has been quoted on the Over-the-Counter Bulletin Board since October 1995 under the symbol "NEXM." The following table sets forth, based on information received from the National Quotation Bureau, the high and low bid prices for the Common Stock for the quarters indicated. The quotations represent bid between dealers and do not include retail mark-up, mark-down or commissions, and do not represent actual transactions.

                                           Three Months Ended
                      -------------------------------------------------------
                       March 31      June 30     September 30     December 31
                       --------      -------     ------------     -----------
1999

High                  $   2.4375    $   1.8750    $   2.9375       $   4.4375
Low                       1.7500        0.9375        0.9375           2.8750

1998

High                  $   1.7500    $   4.1250    $   3.7500       $   3.6250
Low                       1.2500        0.8750        1.2500           1.2500

As of March 7, 2000, we have 300 registered shareholders and 19,379,048 shares of Common Stock issued and outstanding.

Dividends.

      We anticipate that for the foreseeable future, earnings will be retained for the development of our business. Accordingly, we do not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the our Board of Directors and will depend on, among other things, future earnings, capital requirements, general financial condition of the Company and general business conditions.

Recent Sales of Unregistered Securities.

      In January 1997, we issued a $100,000 promissory note bearing interest at 10% per annum to one note holder. The note must be repaid by December 31, 1998 and the note holders may convert the unpaid note into common stock at a conversion price of $2.50 per share. In conjunction with the issuance of the note, we granted the purchaser of such note 7,500 shares of our common stock. We have valued these shares at $15,000 ($2.00 per share).

      In February 1997, we completed a Regulation S offering of 1 million shares of our common stock to four individuals and an offering of 62,500 shares of our common stock to five individuals pursuant to an exemption for registration under the Securities Act provided by Rule 506 of Regulation D promulgated thereunder. The price of our common stock in both offerings was $2.00 per share and the total offering prices were $2 million and $125,000, respectively.

      In February 1997, we issued 13,750 shares of our common stock with a total value of $27,500, or $2.00 per share, to one individual as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

      In March 1997, we issued 5,000 shares of our common stock pursuant to exercise of one individual's option to purchase our common stock at $.25 per share.

      In November 1997, in conjunction with the issuance of $1.82 million of unsecured subordinated notes, due on November 16, 1998 and bearing interest at six percent, we issued to the noteholders 455,000 warrants to purchase shares of our common stock, exercisable for 12 months at $4.00 per share, in a private placement pursuant to Regulation S. In connection with the placement, we issued 455,000 of such warrants as a commission to the placement agent, China Everbright Investment Agency. Thee warrants were cancelled due to non-exercise.

      In December 1997, we issued warrants to purchase 50,000 shares of common stock at $4.00 per share to a consultant. The fair value of our common stock was $2.00 per share at the time of issuance. The warrants have a term of five years and are immediately exercisable.

      In January 1998, we issued 15,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In March and April 1998, we sold 323,500 shares of our common stock, with a total value of $404,375, or $1.25 per share, to seventeen individual investors pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D promulgated thereunder.

      In April 1998, we issued 51,038 shares of our common stock, at a price of $1.25 per share in exchange for services rendered, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

      In April 1998, we issued 100,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In May 1998, we sold 1,360,000 shares of our common stock with a total value of $2,040,000 or $1.50 per share, to twelve investors, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

      In June 1998, we issued 95,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In July 1998, we issued 50,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In September 1998, we issued 10,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In September 1998, we sold 106,667 shares of our common stock with a total value of $160,000 or $1.50 per share, to nine investors, pursuant to an exemption from registration under the Securities Act provided by Rule 506 of Regulation D thereunder.

      In October 1998, we issued 10,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act.

      In November 1998, we issued 80,000 shares of our common stock with a total value of $100,000, or $1.25 per share, to one individual as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

      In November 1998, we issued 5,000 shares of our common stock upon the exercise of options at a price of $0.25 per share, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

      In December 1998, we issued 40,400 shares of our common stock with a total value of $50,500, or $1.25 per share, to five individuals as part of a unit offering including promissory notes, in reliance upon Section 4(2) of the Securities Act.

      In June 1999, as consideration of approximately $500,000 in exchange for the remaining 5% minority interest in our subsidiary, New Brunswick Medical, Inc., from one minority stockholder, we issued 233,333 shares of our common stock, $0.001 par value per share, with an estimated fair value of $350,000, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and forgave a $150,000 promissory note issued to us by the minority stockholder.

      In June 1999, we issued a total of 50,000 shares of our common stock with a total value of $62,500, to five individuals upon conversion of promissory notes, in reliance upon Section 4(2) of the Securities Act.

      In August 1999, we issued a total of 370,000 shares of our common stock with a total consideration of $310,000, to nine individuals upon conversion of promissory notes issued in July 1999, in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

      In September 1999, we completed an offering of 5,671,652 shares of our common stock at a total offering price of $8,507,478, as part of a unit offering with each unit consisting of two shares of common stock and one warrant to purchase one share of common stock at 2.25 per share, for $3.00 per unit, to 52 accredited individuals and financial institutions pursuant to an exemption from registration under the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D.

      In November 1999, we issued a total of 752,100 shares of common stock with a total consideration of $1,504,199 to 13 individuals upon conversion of promissory notes issued in November 1997 and November 1998, in reliance upon
Section 4(2) of the Securities Act.

      In December 1999, we issued a total of 553,334 shares of common stock with a total consideration of $710,000 to two individuals upon conversion of promissory notes issued in August 1999 and September 1999, respectively, in reliance upon Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General.

      We have been in existence since 1987. Since 1994, we have positioned ourselves as a medical and pharmaceutical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are currently focusing our efforts on:

      (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, the primary topical treatment products under development by the Company are Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction and Femprox(TM), an alprostadil-based product for the treatment of female sexual arousal disorder. We are currently discussing with large pharmaceutical companies the licensing of the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us; and

      (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases which does not require the use of any drugs. We believe that the minute electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop.

      If sufficient funding is forthcoming, we intend to (1) pursue our research, development, and marketing activities and capabilities, both domestically and internationally, with regard to our proprietary pharmaceuticals products and (2) execute a business strategy with the goal of achieving a level of development sufficient to enable us to attract potential strategic partners with resources sufficient to further develop and market our proprietary products.

      With respect to the regulatory approval of our products that incorporate the NexACT(R) technology, we completed Phase I studies on the Alprox-TD(R) and Femprox(TM) creams. During October 1999, we initiated the Phase II clinical trial on the Alprox-TD(R) cream and intend to begin the proposed Phase II program on the Femprox(TM) cream in April 2000, pending FDA approval.

Comparison of Results of Operations between the Year Ended December 31, 1999 and 1998.

      Revenues. We recorded revenues of $1,491,746 during the twelve months of operations in 1999 as compared to $5,709,083 during the same period in 1998. The revenues were from NexMed Pharmaceuticals (Zhongshan) Limited, a joint venture in China which we sold in May 1999.

      Cost of Products Sold. The cost of products sold was $1,415,002 and $5,186,308 in 1999 and 1998, respectively and is attributable to the manufacturing operations of the China joint venture. With the sale of the China joint venture, we ceased to record the corresponding cost of sales in May 1999.

      Research and Development Expenses. Research and development expenses for 1999 and 1998, were $2,374,024 and $2,302,148, respectively. The increase is primarily attributable to the initiation of clinical programs during the fourth quarter of 1999. We expect that total research spending in 2000 will increase with the initiation and progression of advanced and costly clinical activities in the U.S.

      General and Administrative Expenses. General and administrative expenses were $1,203,982 during 1999 as compared to $2,635,114 in 1998. The decrease is a result of the sale of our Asian operations including our holding in the China joint venture.

      Interest Income and Expense. We recognized $315,740 in net interest expense during 1999, compared with an expense of $600,337 during 1998. The decrease is due to our ceasing to record the interest expense for the lines of credit of the China joint venture.

      Gain on Sale of NexMed (Asia) Limited. We realized a gain of $1,810,296 in 1999, compared to $0 in 1998, as a result of the divestiture of our Asian properties.

      Net Loss. The net loss applicable to common shareholders was $(2,490,600) or a loss of $(0.18) per share for 1999, compared with ($4,779,002) or ($0.64) per share for 1998. The decrease in net loss is primarily attributable to the gain on the sale of NexMed (Asia) Limited and reduction in expenses associated with the divestiture of our Asian operations.

Liquidity and Capital Resources.

      We have experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 1999, we had an accumulated deficit of $15,438,332. Since we became a medical and pharmaceutical technology company in 1994, we have financed our operations primarily through private placements of equity and debt securities.

      Our expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of (1) our research and development programs, (2) our pre-clinical and clinical testing, (3) our ability to raise adequate funding, and (4) our ability to complete additional corporate partnership agreements. In the course of our development and operation activities, we have incurred significant losses and expect to incur substantial additional development costs.

      On September 30, 1999, we completed a private placement of our common stock and warrants for total gross proceeds of approximately $8.5 million. In accordance with the terms of the warrant agreements issued as part of the private placement, on December 14, 1999, when the closing price per share of our common stock reached $4.00 for at least fifteen consecutive trading days, we issued a notice for redemption for the exercise of the warrants at $2.25 per share, or for them to be redeemed at the par value of our common stock. 83,332 of the warrants were exercised in December 1999 and 2,723,494 warrants were exercised in January 2000. Proceeds received in January 2000 were approximately $6.1 million. We also redeemed 29,000 warrants at $0.001 per warrant share.

      In May 1999, in exchange for all the issued and outstanding shares of capital stock of NexMed (Asia) Limited, we (1) received $4,000,000, comprised of $2,000,000 in cash and two promissory notes, each for $1,000,000, due on November 12, 1999 and June 30, 2000, respectively and (2) granted Vergemont International Limited warrants to purchase 2,000,000 shares of our common stock, exercisable at $3.00 per share. In February 2000, we received full payment for the two promissory notes and interest due. We anticipate that we will also receive by June 30, 2000, an additional $6 million from the exercise of warrants by Vergemont International Limited.

      We have allocated our cash reserve for our operational requirement, which is currently at $400,000 per month, for the next twelve months, repayment of short-term indebtedness and the planned Phase II U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams. As of January 31, 2000, we repaid all of our short-term indebtedness.

In addition, we have initiated the Phase II program on the Alprox-TD(R) cream and expect to complete the study by June 30, 2000.

      In October 1998, as part of the total consideration of $500,000 for 500 shares of common stock of New Brunswick Medical, Inc., a Delaware company and one of our subsidiaries, a private investor issued a $150,000 promissory note to New Brunswick Medical, Inc. The promissory note bore an interest at 4% per annum and was due on April 11, 1999. In June 1999, we acquired the private investor's 500 shares of common stock of New Brunswick Medical, Inc. in exchange for total consideration of approximately $500,000, consisting of 233,333 shares of our common stock, with a then estimated fair market value of $350,000, and the forgiveness of the $150,000 note from the private investor.

      During 1998 and 1999, Dr. Y. Joseph Mo, one of our officers and directors, advanced us an aggregate of $600,500 under an informal agreement. The advances bore interest at 12% per annum and were due at various intervals in 1999. During 1999, we repaid an aggregate of $567,408 of such advances and principal and interest payments to Dr. Mo.

      We will require additional financing for the next phase of our development programs and are seeking financing from private and public sources and from collaborative licensing arrangements with third parties, of which there is no assurance that such funds will be available to us on acceptable terms, if at all.

Computer Systems and Year 2000 Issues.

      The Year 2000 issue concerned the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which were written using two digits, rather than four, to define the applicable year of business transactions. We believe that through our compliance review process we adequately addressed the Year 2000 concerns as they related to our internal information technology as we experienced no system failures or computer errors associated with the Year 2000. We have concluded our compliance review process and anticipate no further Year 2000 compliance issues or expenditures. Our total expenditures on our Year 2000 program initiatives to date were nominal.

Disclosure Regarding Forward-Looking Statements.

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

Item 7. Financial Statements.

                        Report of Independent Accountants

To the Board of Directors and Stockholders of NexMed, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material aspects, the financial position of NexMed, Inc. and its subsidiaries (the "Company") at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York

March 1, 2000

NexMed, Inc.
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                               December 31, 1999
Assets
Current assets
   Cash and cash equivalents                                       $ 5,118,849
   Notes receivable                                                  2,000,000
   Prepaid expenses and other current assets                           169,995
                                                                   -----------

     Total current assets                                            7,288,844

Fixed assets, net                                                      344,489
                                                                   -----------

     Total assets                                                  $ 7,633,333
                                                                   ===========

Liabilities and Stockholders' Equity
Current liabilities
   Notes payable                                                   $   133,838
   Due to officer                                                       33,092
   Accounts payable and accrued expenses                               556,664
                                                                   -----------

     Total current liabilities                                         723,594
                                                                   -----------

Commitments and contingincies (Note 12)

Stockholders' equity:
   Preferred stock $.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                             --
   Common stock, $.001 par value, 40,000,000 shares authorized,
    16,127,134 shares issued and outstanding                            16,127
   Additional paid-in capital                                       22,356,112
   Accumulated other comprehensive income                                  115
   Accumulated deficit                                             (15,451,036)
                                                                   -----------
                                                                     6,921,318
Less: Deferred compensation                                            (11,579)
                                                                   -----------

     Total stockholders' equity                                      6,909,739
                                                                   -----------

     Total liabilities and stockholders' equity                    $ 7,633,333
                                                                   ===========

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                        For the Year Ended
                                                           December 31,
                                                       1999            1998
Revenue
   Product sales                                   $  1,491,746    $  5,709,083
                                                   ------------    ------------

Costs and expenses
   Cost of products sold                              1,415,002       5,186,308
   Selling, general and administrative                1,761,796       2,635,114
   Research and development                           2,374,024       2,302,148
                                                   ------------    ------------

     Total costs and expenses                         5,550,822      10,123,570
                                                   ------------    ------------

Loss from operations                                 (4,059,076)     (4,414,487)

Gain on sale of NexMed Asia                          (1,810,296)             --
Interest income                                         (92,385)        (15,878)
Interest expense                                        408,125         616,215
                                                   ------------    ------------

Loss before minority interest                        (2,564,520)     (5,014,824)
Minority interest                                        73,920         235,822
                                                   ------------    ------------

     Net loss                                        (2,490,600)     (4,779,002)

Other comprehensive loss
   Foreign currency translation adjustments             (16,318)        (44,284)
                                                   ------------    ------------

     Comprehensive loss                            $ (2,506,918)   $ (4,823,286)
                                                   ============    ============

Basic and diluted loss per share                   $       (.18)   $       (.64)
                                                   ============    ============

Weighted average common shares outstanding
   used for basic and diluted loss per share         13,724,052       7,505,588
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Changes in Cash Flows
--------------------------------------------------------------------------------

                                                                        For the Year Ended
                                                                            December 31,
                                                                        1999           1998
Cash flows from operating activities
   Net (loss)                                                       $(2,490,600)   $(4,779,002)
   Adjustments to reconcile net loss to net cash
     from operating activities
     Depreciation and amortization                                       56,378        341,217
     Minority interest                                                  (73,920)      (235,822)
     Noncash compensation expense                                       565,381        137,883
     Noncash interest expense                                           277,329         70,100
     Gain on sale of NexMed Asia                                     (1,810,296)            --
     Increase in accounts receivable                                         --     (1,289,483)
     Decrease (increase) in inventories                                   8,898       (699,651)
     Decrease (increase) in prepaid expense                            (114,315)      (124,007)
     (Decrease) increase in accounts payable and accrued expenses      (875,345)     1,405,189
                                                                    -----------    -----------
       Net cash used in operating activities                         (4,456,490)    (5,173,576)
                                                                    -----------    -----------
Cash flows from investing activities
   Capital expenditures                                                (247,745)      (498,758)
   Proceeds from sale of subsidiary, net                                343,441
   Increase in notes receivable - related party                              --       (150,000)
   Advances to joint ventures                                                --      1,870,000
                                                                    -----------    -----------
       Net cash used in investing activities                             95,696      1,221,242
                                                                    -----------    -----------
Cash flows from financing activities
   Net borrowings under line of credit                                       --      2,174,412
   Net decrease in due to joint venture partner                              --       (522,075)
   (Decrease) increase in due to offices                               (567,408)       600,500
   Issuance of common stock, net of offering costs                    8,444,947      2,675,625
   Sale of stock by subsidiary                                               --        500,000
   Issuance of notes payable                                          1,132,500        527,735
   Repayment of notes payable                                        (1,228,050)      (500,000)
                                                                    -----------    -----------
       Net cash from financing activities                             7,781,989      5,456,197
                                                                    -----------    -----------
Effect of foreign exchange on cash                                       16,318         44,284
                                                                    -----------    -----------
Net (decrease) increase in cash and cash equivalents                  3,437,513      1,548,147
Cash and cash equivalents
   Beginning of period                                                1,681,336        133,189
                                                                    -----------    -----------
   End of period                                                    $ 5,118,849    $ 1,681,336
                                                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                                                     Accumulated
                                                        Common        Common         Additional                      Other
                                                         Stock         Stock          Paid-In       Accumulated      Comprehensive
                                                        (Shares)      (Amount)        Capital         Deficit        Income
Balance at December 31, 1997                           6,180,098    $      6,180    $  7,300,453    $ (8,181,434)   $         --

Issuance of common stock for cash                      1,790,167           1,790       2,602,585              --              --
Issuance of common stock upon
   conversion of notes payable                           120,400             120         150,380              --              --
Embedded discount on convertible notes payable                --              --          70,100              --              --
Issuance of common stock
   upon exercise of stock options                        285,000             285          70,965              --              --
Issuance of common stock for services                     51,038              51          63,747              --              --
Issuance of compensatory
   options to consultants                                     --              --          36,960              --              --
Shares cancelled in settlement                           (25,000)            (25)             25              --              --
Sale of stock by subsidiary                                   --              --         475,000              --              --
Issuance of note receivable - related party
Amortization of deferred compensation expense                 --              --              --              --              --
Cumulative translation adjustment                             --              --              --              --         (44,284)
Net loss                                                      --              --              --      (4,779,002)             --
                                                      ----------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                           8,401,783    $      8,402    $ 10,770,214    $(12,960,436)   $    (44,284)

Issuance of common stock upon
   conversion of notes payable                         1,725,434           1,725       2,644,976              --              --
Embedded discount on convertible notes payable                                            64,348              --              --
Issuance of common stock and warrants
   for cash                                            5,671,652           5,672       7,820,640              --              --
Issuance of common stock
   upon exercise of warrants, net                         83,332              83         173,352              --              --
Issuance of common stock for services                     11,600              12          50,739              --              --
Issuance of common stock for purchase of minority
   interest in subsidiary                                233,333             233         349,767              --              --
Adjustment due to acquisition of minority
   in subsidiary                                              --              --        (475,000)             --              --
Sale and issuance of warrants in connection with
   sale of subsidiary                                         --              --         445,200              --              --
Compensation exprense related to vesting
   of performance options                                     --              --         499,688              --              --
Unearned Compensation                                         --              --          12,188              --              --
Amortization of deferred compensation expense                 --              --              --              --              --
Cumulative translation adjustment                             --              --              --                          44,399
Net loss                                                      --              --              --      (2,490,600)             --
                                                      ----------    ------------    ------------    ------------    ------------

Balance at December 31, 1999                          16,127,134    $     16,127    $ 22,356,112    $(15,451,036)   $        115
                                                      ==========    ============    ============    ============    ============

                                                                        Note             Total
                                                      Deferred       Receivable      Stockholders'
                                                    Compensation    Related Party        Equity
Balance at December 31, 1997                        $    (51,458)             --        (926,259)

Issuance of common stock for cash                             --              --       2,604,375
Issuance of common stock upon
   conversion of notes payable                                --              --         150,500
Embedded discount on convertible notes payable                --              --          70,100
Issuance of common stock
   upon exercise of stock options                             --              --          71,250
Issuance of common stock for services                         --              --          63,798
Issuance of compensatory
   options to consultants                                (25,800)             --          11,160
Shares cancelled in settlement                                --              --              --
Sale of stock by subsidiary                                   --              --         475,000
Issuance of note receivable - related party                             (150,000)       (150,000)
Amortization of deferred compensation expense             62,925              --          62,925
Cumulative translation adjustment                             --              --         (44,284)
Net loss                                                      --              --      (4,779,002)
                                                    ------------    ------------    ------------

Balance at December 31, 1998                        $    (14,333)   $   (150,000)   $ (2,390,437)

Issuance of common stock upon
   conversion of notes payable                                --              --       2,646,701
Embedded discount on convertible notes payable                                            64,348
Issuance of common stock and warrants
   for cash                                                   --              --       7,826,312
Issuance of common stock
   upon exercise of warrants, net                             --              --         173,435
Issuance of common stock for services                         --              --          50,751
Issuance of common stock for purchase of minority
   interest in subsidiary                                     --         150,000         500,000
Adjustment due to acquisition of minority
   in subsidiary                                              --              --        (475,000)
Sale and issuance of warrants in connection with
   sale of subsidiary                                         --              --         445,200
Compensation exprense related to vesting
   of performance options                                     --              --         499,688
Unearned Compensation                                    (12,188)             --              --
Amortization of deferred compensation expense             14,942              --          14,942
Cumulative translation adjustment                             --              --          44,399
Net loss                                                      --              --      (2,490,600)
                                                    ------------    ------------    ------------

Balance at December 31, 1999                        $    (11,579)   $         --    $  6,909,739
                                                    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

1. Organization and Basis of Presentation

   Organization

   The Company was incorporated in Nevada in 1987. In January 1994, the Company began research and development of a device for the treatment of herpes simplex. The Company, since 1995, has conducted research and development both domestically and abroad on proprietary pharmaceutical products, with the goal of growing through acquisition and development of pharmaceutical products and technology. Prior to January 1994, the Company was engaged in other businesses, which were not successful.

   The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $15,451,036 at December 31, 1999 and expects that it will incur additional losses in completing the research, development and commercialization of its technologies. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations and continued research and development. Management believes that the Company has the ability to obtain such additional financing and that its cash and cash equivalents balance at December 31, 1999 together with additional financing raised through February 2000 (Note 14) will be sufficient to fund existing operations through at least December 31, 2000.

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

NexMed, Inc.                                                                 2
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

   Income taxes

   Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

   Loss per common share

   Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

   At December 31, 1999 and 1998, outstanding options to purchase 2,432,700 and 2,676,700 shares of common stock, respectively, with exercise prices ranging from $.25 to $3.00 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 5,705,726 and 200,000 shares of common stock, respectively, with exercise prices ranging from $2.00 to $4.00 have also been excluded from the computation of diluted loss per share as they are antidilutive. Additionally, 500,000 common shares that were issuable upon conversion of notes payable have been excluded from the computation of Diluted EPS at December 31, 1998, as they are antidilutive.

   Accounting estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at

NexMed, Inc.                                                                 3
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

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

   Supplemental cash flow information

   The Company paid interest of $66,576 and $10,000 in 1999 and 1998, respectively.

   Comprehensive income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statements. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). Accumulated other comprehensive income included in the Company's balance sheet is comprised of translation adjustments from the Company's foreign subsidiaries.

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

3. Joint Venture Agreements

   In July 1997, the Company, through its wholly-owned subsidiary, NexMed (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV") with Zhongshan Xiaolan Pharmaceuticals Factory (the "JV Partner"). In September 1997, the JV received all necessary Chinese government approvals. Under the terms of the agreement, the Company was required to make an initial contribution of $2,170,000, and was

NexMed, Inc.                                                                 4
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   required to make additional contributions of $700,000 and $630,000 by September 1999 and 2000, respectively, in exchange for a 70% equity interest in the JV. Effective January 1, 1998, the Company completed its first year funding requirement of $2,170,000 and, as a result, the financial position and results of operations of the JV were included in the consolidated financial statements of the Company as of January 1, 1998.

   On March 29, 1999, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Vergemont International Limited ("Vergemont"), for the sale of all the issued and outstanding capital stock of NexMed (Asia) Limited, which became effective on May 17, 1999, for $4,000,000, consisting of $2,000,000 in cash and two promissory notes, each in the amount of $1,000,000, due on November 12, 1999 and June 30, 2000, respectively. In addition, the Company granted Vergemont warrants to acquire 2,000,000 shares of the Company's common stock, exercisable at $3.00 per share. In conjunction with this transaction, the Company agreed to pay a consulting firm a 6% commission on the $4,000,000 in proceeds, as such proceeds are received, and issued the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share.

   At the date of sale, the Company's basis in the assets and liabilities of NexMed (Asia) Limited was $1,504,204. The Company has estimated the fair value of the warrants issued to Vergemont and the consulting firm to be approximately $372,000 and $73,000, respectively, resulting in a net gain on the transaction of $1,810,296. Such gain was initially deferred due to uncertainty regarding the ultimate realization of the two promissory notes issued. In February 2000, the Vergemont repaid the $2,000,000 in promissory notes. As a result, the Company has recorded the gain on the sale of NexMed
   (Asia) Limited during 1999.

4. New Brunswick Medical

   In June 1999, the Company acquired the remaining 5% minority interest in its subsidiary, New Brunswick Medical, Inc. ("NBM") in exchange for total consideration of approximately $500,000, consisting of 233,333 shares of the Company's common stock, with an estimated fair value of $350,000, and the forgiveness of a $150,000 note receivable from the former minority stockholder.

5. Fixed Assets

   Fixed assets at December 31, 1999 are comprised of the following:

   Machinery and equipment                              $ 267,601
   Furniture and fixtures                                  98,863
   Leasehold improvements                                 113,843
                                                        ---------

   Less: accumulated depreciation                        (135,818)
                                                        ---------

                                                        $ 344,489
                                                        ---------

NexMed, Inc.                                                                 5
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

6. Notes Payable

   In October 1998, the Company issued a promissory note in the aggregate principal amount of $120,000. The note bore interest at 15% per annum and was payable together with accrued interest in January 1999. In January 1999, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, in the aggregate principal amount of $124,500. The new note bears interest at 15% per annum and is payable, together with accrued but unpaid interest, in July 1999. In July 1999, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, due on January 25, 2000 in the aggregate principal amount of $138,838. The Company repaid the note in January 2000.

   In November 1997, the Company completed a private placement of unsecured subordinated notes bearing interest at 6% per annum (the "6% Notes"), in the cumulative principal amount of $1,820,000. The 6% Notes, together with accrued but unpaid interest, were initially due on November 16, 1998. In November 1998, holders of an aggregate principal amount of $1,000,000 of the 6% Notes agreed to extend the maturity date of their notes until November 16, 1999. In addition, the interest rate on their notes was increased to 10% per annum and the holders were given the right to convert their notes into common stock at $2.00 per share, which was the estimated fair value of the Company's common stock. During 1999, the holders of such notes converted their principal and interest into 580,000 shares of the Company's common stock. The Company was in default of the remaining 6% Notes, in the aggregate principal amount of $820,000. During 1999, the holders of an aggregate principal amount of $300,000 of 6% Notes in default agreed to convert their principal and unpaid interest into 172,100 shares of common stock, based upon the estimated fair value of the Company's common stock on the date of conversion. Also during 1999, the Company repaid the remaining $520,000 of 6% Notes.

   In December 1998, the Company issued a promissory note, in the aggregate principal amount of $324,678. The note bore interest at 12% per annum and was payable, together with accrued but unpaid interest, in June 1999. In June 1999, the Company repaid the note.

   In January 1998, the Company issued a $100,000 promissory note. The note bore interest at 15% per annum and was due in January 1999. In January 1999, the holder of the note agreed to roll-over the outstanding principal and unpaid interest into a new note, in the aggregate principal amount of $115,000. The new note bore interest at 12% per annum and was payable, together with accrued but unpaid interest, in June 1999. In May 1999, the Company repaid the note.

   In July and August 1998, the Company issued promissory notes in the aggregate principal amount of $131,750. The notes bore interest at rates ranging from 12% to 15% per annum and were initially payable together with accrued interest on various dates through February 1999. The holders of the notes agreed to roll-over the outstanding principal and unpaid interest into new notes, in the aggregate principal amount of $138,718. The new notes bore interest at rates ranging from 12% to 15% per annum and were payable, together with accrued but unpaid interest, on various dates through January 2000. The Company repaid the notes in June 1999.

NexMed, Inc.                                                                 6
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   In February 1999, the Company issued a $50,000 note payable. The note bore interest at 15% per annum and was initially due May 1999. The Company repaid the note in November 1999.

   From April to September 1999, the Company issued an aggregate of $1,082,500 of convertible promissory notes. The notes bore interest at rates ranging from 12% to 15% per annum. The notes were convertible at the option of the holder at prices ranging from $1.00 to $1.50 per share. The Company has recorded additional interest expense in the amount of $64,348, based upon the difference between the fair value of the common stock on the date of issuance and the conversion price per share. During 1999, the note holders converted such notes into 973,334 shares of the Company's common stock.

7. Related Party Transactions

   Amounts due to an officer of the Company at December 31, 1999 represents advances from an officer and director of the Company under an informal agreement. The advances bear interest at 12% per annum and were repaid in January 2000.

   During 1999 and 1998, the JV paid approximately $120,000 and $253,000 in rent and management fees, respectively, to the JV Partner.

8. Common Stock

   In September 1999, the Company completed a private placement of its securities at $3.00 per unit (the "Unit"), raising gross proceeds of $8,507,478 and net proceeds, after deducting commissions and offering expenses, of $7,826,312. Each Unit consisted of two shares of common stock and a warrant to purchase an additional share of common stock at $2.25 per share (the "Warrant"). Each warrant is redeemable by the Company if the closing price per share of common stock should reach $4.00 per share for 15 consecutive trading days. In addition, the Company issued warrants to acquire 553,232 shares of its common stock to the placement agent in the offering.

   In December 1999, Warrants to acquire 83,332 shares of common stock were exercised, providing gross proceeds of $187,497 and net proceeds, after deducting commissions and offering expenses, of $173,435.

   In December 1999, the Company issued 11,600 shares of its common stock to employees and vendors for services rendered. The Company has recorded $50,750 as compensation expense based upon the fair value of the shares on the date of issuance.

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

NexMed, Inc.                                                                 7
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   During 1998, options to acquire 285,000 shares of common stock at $.25 per share were exercised. The Company received net proceeds of $71,250.

   During 1998, a stockholder returned 25,000 shares of the Company's common stock in settlement of an outstanding dispute. The returned shares were cancelled by the Company.

9. Stock Options

   In November 1995, the Company granted options to certain officers and directors to purchase up to 560,000 shares of its common stock at an exercise price of $0.25 per share, which was the estimated fair value of the common stock at that time. The vesting of these options is contingent upon reaching certain market capitalization levels, as defined in the option agreements. 135,000 options vest if market capitalization reaches $2,000,000 by December 31, 1997 and an additional 135,000, 140,000 and 150,000 options vest if market capitalization reaches $3,000,000, $5,000,000 and $10,000,000, respectively, by December 31, 1998. These options expire on December 1, 2002. During 1996, the market capitalization, as defined, of the Company exceeded $5,000,000, resulting in the vesting of 410,000 of these options and the recording of $665,000 of expense. During 1998, the period to reach a market capitalization of $10,000,000 was extended to December 1999 for 130,000 of these options. In December 1999, the market capitalization, as defined, exceeded $10,000,000, resulting in the vesting of 130,000 of these options and the recording of $499,688 in expense.

   During October 1996 the Company adopted a Non-Qualified Stock Option Plan ("Stock Option Plan") and reserved 100,000 shares of common stock for issuance pursuant to the Plan. During December 1996, the Company also adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan ("the Incentive Plan") and The NexMed, Inc. Recognition and Retention Stock Incentive Plan ("the Recognition Plan"). A total of 2,000,000 shares were set aside for these two plans. In May 1998, the Stockholders' approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 4,000,000.

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

NexMed, Inc.                                                                 8
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   A summary of stock option activity is as follows:

                                                                   Weighted
                                                                    Average
                                                       Number of   Exercise
                                                         Shares      Price

   Outstanding at December 31, 1997                    2,930,000    $   1.49
      Granted                                            396,700        2.51
      Exercised                                         (285,000)       0.25
      Forfeited                                          (80,000)       0.25
      Cancelled                                         (285,000)       2.00
                                                       ---------    --------
   Outstanding at December 31, 1998                    2,676,700        1.73
      Granted                                             90,000        2.00
      Exercised                                               --          --
      Forfeited                                               --          --
      Cancelled                                         (309,000)       2.34
                                                       ---------    --------
   Outstanding at December 31, 1999                    2,457,700    $   1.66
                                                       =========    ========

   Exercisable at December 31, 1999                    2,366,700    $   1.64
                                                       =========    ========
   Options available for grant at December 31, 1999    1,842,300
                                                       =========

   The following table summarizes information about options outstanding at December 31, 1999:

                                  Options Outstanding                          Options Exercisable
                     ------------------------------------------------  ----------------------------------
                                  Weighted Average
   Range of             Number       Remaining        Weighted Average      Number         Weighted Average
Exercise Prices      Outstanding  Contractual Life     Exercise Price     Exercisable       Exercise Price
      $  .25             510,000     2.9 years             $  0.25           510,000             $  0.25
        1.00              40,000     6.8 years                1.00            40,000                1.00
   2.00-3.00           1,907,700     7.4 years                2.05         1,816,700                2.05
                     -----------                           -------         ---------             -------
                       2,457,700                           $  1.66         2,366,700             $  1.64
                     ===========                           =======         =========             =======

NexMed, Inc.                                                                 9
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   Had compensation cost for option grants to employees pursuant to the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share, for the years ended December 31, 1999 and 1998, would have been increased by approximately $464,000 and $803,200, respectively, or $.03 and $.11 per share, respectively.

   The fair value of each option and warrant (see Note 10) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:

   Dividend yield             0.0%
   Risk-free yields           5.50% - 6.71%
   Expected volatility        65.0% - 80.0%
   Option terms               1-10 years

10. Warrants

   During November 1996, the Board of Directors approved the issuance of warrants to purchase 150,000 shares of common stock at $1.00 per share to its outside legal counsel as consideration for legal services performed relating to the sale of common stock in November 1997 and other matters. The estimated fair value of the Company's common stock was $2.00 per share at that time. The warrants have a term of ten years and vest in equal installments over a three-year period. The issue of these warrants resulted in additional legal expense of $109,500 in 1996. No warrants have been exercised as of December 31, 1999.

   In December 1997, the Company issued warrants to purchase 50,000 shares of common stock at $4.00 per share to a consultant. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The warrants have a term of five years and are immediately exercisable. The Company recognized expense of $44,000 for the year ended December 31, 1997 related to these warrants. No warrants have been exercised as of December 31, 1999.

   In May 1999, the Company issued warrants to acquire an aggregate of 2,200,000 shares of common stock at $3.00 per share in connection with the sale of NexMed (Asia) Limted (Note 3). The warrants expire on June 30, 2000. No warrants have been exercised as of December 31, 1999.

   In September 1999, the Company issued warrants to acquire an aggregate of 3,389,058 shares of common stock at $2.25 per share in connection with a private placement (Note 8). As of December 31, 1999, warrants to acquire 83,332 shares of common stock were exercised.

   In conjunction with the issuance of the 6% Notes (see Note 6), the note holders received warrants to purchase 455,000 shares of the Company's common stock at an exercise price of $4.00. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $68,705 which has been accounted for as a debt discount and is being amortized over the life of the 6% Notes. Additionally, the Company issued 455,000 warrants to purchase shares of the Company's common stock at an exercise price of $4.00 per share to a placement agent. The warrants

NexMed, Inc.                                                                 10
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $68,705, which was classified as debt issuance costs and amortized over the life of the 6% Notes. These warrants expired in November 1998.

11. Income Taxes

   The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $14,500,000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

   The net operating loss carryforwards result in a noncurrent deferred tax benefit at December 31, 1999 of approximately $5,800,000. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

   For the years ended December 31, 1999 and 1998, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

12. Commitments and Contingencies

   The Company is a party to several short-term consulting and research agreements which, generally, can be cancelled at will by either party.

   The Company leases office space and research facilities under operating lease agreements expiring in February 2003. Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 1999:

   2000                               $ 238,200
   2001                                 226,200
   2002                                 200,800
   2003                                  38,700
                                      ---------
         Total                        $ 703,900
                                      =========

NexMed, Inc.                                                                 11
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

   The Company also leases office space under a short-term lease agreements. Rent expense was $310,326 and $344,200 in 1999 and 1998, respectively.

   Litigation

   In November 1998, Genie Total Products, Inc., a Nevada Corporation, refiled a complaint (the "Complaint") against us in the District Court, Third Judicial District, Salt Lake County, State of Utah (the "Court"). Genie Total Products, Inc. alleged in the Complaint, which was served in May 1999, that it entered into a three-year agreement on December 1, 1993 to provide us with consulting and marketing services for a stated monthly amount, but that no payments were made. The Complaint, which claimed breach of contract, unjust enrichment and anticipatory breach of contract, requested damages of $388,312.50, plus interest, costs and attorney's fees. In January 1997, Genie Total Products, Inc. filed a similar complaint, which was dismissed without prejudice on November 12, 1997 on procedural grounds. At a hearing held on February 9, 2000, the judge granted from the bench our motion to dismiss the Complaint, which grant shall become effective upon the filing of an appropriate written order signed by the judge with the Court clerk. Should the plaintiff appeal the judge's decision to grant our motion to dismiss, we intend to continue defending our position vigorously.

13. Segment and Geographic Information

   In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

   The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and marketing operations in the United States, Hong Kong and Canada. Through May 1999, the Company also maintained a manufacturing facility through the in China through the JV (Note 3).

   Geographic segment data

   Geographic information as of December 31, 1999 and 1998 are as follows:

                                            1999           1998
   Net revenues
       United States                    $        --    $        --
       China                              1,491,774      5,709,083
       Other foreign countries                   --             --
                                        -----------    -----------
                                        $ 1,491,774    $ 5,709,083
                                        -----------    -----------

   Net loss
       United States                    $(4,041,824)   $(3,743,963)
       China                               (172,509)      (544,939)
       Other foreign countries            1,736,437       (490,100)
                                        -----------    -----------
                                        $(2,477,896)   $(4,779,002)
                                        -----------    -----------

   Total assets
       United States                    $ 5,497,834    $   277,119
       China                                     --      5,539,329
       Other foreign countries            2,084,798        108,180
                                        -----------    -----------
                                        $ 7,582,632    $ 5,924,628
                                        ===========    ===========

NexMed, Inc.                                                                 12
Notes to Consolidated Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

14. Subsequent Events

   In January 2000, the Company received $6,127,862 million in gross proceeds from the exercise of the Warrants (Note 8) and issued 2,723,494 shares of is common stock. Each warrant was redeemable by the Company at $.001 per warrant if not exercised by close of business on January 14, 2000. The Company redeemed a total of 29,000 Warrant shares.

   In January 2000, an officer and director exercised his options to acquire 400,0000 shares of common stock at $0.25 per share.

   In January 2000, the Company granted 1,425,700 options to employees and directors under the Incentive Plan at an exercise price of $4.00 per share, which was the estimated fair value of the common stock on the date of grant. All of such options vest in equal installments over three years and expire in 2010.

   In January 2000, the Company granted 90,000 options to three directors under the Recognition plan at an exercise price of $4.00 per share, which was the estimated fair value of the commons stock on the date of grant. All of such options vest in equal installments over three years and expire in 2010.

   In February 2000, three consultants exercised options to acquire 130,000 shares of common stock under the Recognition Plan at $2.00 per share.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors.

      The Executive Officers and Directors of the Company are set forth below.

Name                        Age  Title
----                        ---  -----

Y. Joseph Mo, Ph.D.         52   Chairman of the Board of
                                 Directors, President and
                                 Chief Executive Officer

James L. Yeager, Ph.D.      53   Director, Vice President, R&D and Business
                                 Development

Vivian H. Liu               38   Vice President, Corporate
                                 Affairs, Chief Financial Officer and Secretary

Gilbert S. Banker, Ph.D.    68   Director

Robert W. Gracy, Ph.D.      58   Director

Yu-Chung Wei                37   Director

      The Company has three classes of Directors. At each annual meeting of shareholders, the successors to the class of Directors whose terms expire at that meeting shall be elected for a three-year term.

      Y. Joseph Mo, Ph.D., is, and has been since 1995, our Chief Executive Officer and President and Chairman and member of our board of directors. His current term as member of our board of directors expires in 2002. Prior to joining us in 1995, Dr. Mo was President of Sunbofa Group, Inc., an investment consulting company. From 1991 to 1994, he was President of the Chemical Division, and from 1988 to 1994, the Vice President of Manufacturing and Medicinal Chemistry, of Greenwich Pharmaceuticals, Inc. Prior to that, he served in various executive positions with several major pharmaceutical companies, including Johnson & Johnson, Rorer Pharmaceuticals, and predecessors of Smithkline Beecham. Dr. Mo received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1977.

      James L. Yeager, Ph.D., is, and has been since December 1998, a member of our board of directors and, since June 1996, Vice President of Research and Development and Business Development. His current term as member of our board of directors expires in

2002. Before joining us, Dr. Yeager was Vice President of Research and Development of Pharmedic Company. During that time he specialized in building and managing new product development programs. From 1989 to 1992, Dr. Yeager held international managerial positions with Abbott Laboratories. Dr. Yeager received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1978.

      Vivian H. Liu is, and has been, our Vice President of Corporate Affairs and Secretary since September 1995 and our Chief Financial Officer since August 1999. In 1994, while we were in a transition period, Ms. Liu served as our Chief Executive Officer. From September 1995 to September 1997, Ms. Liu was our Treasurer. From 1985 to 1994, she was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her BA from the University of California, Berkeley.

      Gilbert S. Banker is, and has been since September 1995, a member of our board of directors. His current term expires in 2000. Dr. Banker is Dean Emeritus and John Lach Distinguished Professor of Drug Delivery at the College of Pharmacy, University of Iowa. Dr. Banker is also President & CEO of Biocontrol Inc., a research firm based in Iowa City. From 1985 to 1992, he was Dean and Professor at the College of Pharmacy at the University of Minnesota. Prior to that time and for 18 years, he headed the Department of Industrial and Physical Pharmacy at Purdue University. Dr. Banker has authored numerous publications, lectures internationally and consults to several pharmaceutical companies. Dr. Banker received his Ph.D. in Industrial Pharmacy from Purdue University in 1957. Dr. Banker is also a member of our Scientific Advisory Committee.

      Robert W. Gracy, Ph.D. is, and has been since January 1997, a member of our board of directors. His current term expires in 2001. Dr. Gracy is the Dean for Research and Biotechnology and Associate Dean for Basic Science at the University of North Texas Health Science Center in Fort Worth, Texas. Since 1985, Dr. Gracy has received over $5 million in research grants and contracts. His current projects focus on three aspects of the biochemical changes associated with aging, changes at the cellular level, wound and tissue repair, and vision impairment. Dr. Gracy is a consultant to several major pharmaceutical companies. Dr. Gracy lectures internationally and has published over 140 papers regarding his research. Dr. Gracy received his Ph.D. in Biochemistry form the University of California, Riverside in 1968 and completed a postdoctoral in Molecular Biology at the Albert Einstein College of Medicine in New York in 1970. Dr. Gracy is also a member of our Scientific Advisory Committee.

      Yu-Chung Wei is, and has been since March 1997, a member of our board of directors. His current term expires in 2001. Mr. Wei is President of Dacom Capital Ltd., an investment firm focusing on the web and wireless industries. Mr. Wei also serves as a Director on the Board of Directors of Taiwan Pineapple Corporation. From 1989 to 1992, Mr. Wei held various managerial positions at Kidder, Peabody Incorporated and Merrill Lynch & Co., Inc., in New York City. He received his MBA in Finance and Management Information Systems from Pace University in New York.

Scientific Advisory Committee.

      The members of our Scientific Advisory Committee are Gilbert S. Banker, Ph.D., J.R. Chen, Ph.D., S. Dan Dimitrijevich, Ph.D., Robert W. Gracy, Ph.D., J. Howard Rytting, Ph.D. and James L. Yeager, Ph.D. The Scientific Advisory Committee provides advice and assistance to us with regard to issues that arise within the committee members' expertise. Although Scientific Advisory Committee members are not compensated for their services in such capacity, certain members have received stock options for services rendered to us on an individual basis. Summaries of the backgrounds of Scientific Advisory Committee members who are not Executive Officers or Directors of the Company are set forth below.

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

      S. Dan Dimitrijevich, Ph.D. Dr. Dimitrijevich is an Associate Research Professor at the Department of Biochemistry and Molecular Biology and Department of Surgery, and a Faculty member of the Cardiovascular Research Institute at the University of North Texas Health Science Center at Fort Worth. Since 1969, Dr. Dimitrijevich has carried out original research in synthetic organic chemistry of carbohydrates, nucleosides and nucleotides and was involved in the New Drug Application for the antiviral drug Ribovirin(R)/Virazole(R). Dr. Dimitrijevich received his Ph.D. in Carbohydrate Chemistry from the University of Bath, England in 1969, and from 1969 to 1974, completed research fellowships at the Department of Chemistry, University of Alberta, Canada, the Institute of Molecular Biology at Syntex Research in Palo Alto, California, and the Glycoprotein Research Unit at the University of Durham, England.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

      Upon effectiveness on May 13, 1997 of our registration statement on Form 10-SB, filed pursuant to Section 12(g) of the Exchange Act, we voluntarily became a reporting company.

Item 10. Executive Compensation.

      The information required by Item 10 is incorporated by reference from our definitive proxy statement for our Annual Meeting of Shareholders on May 15, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 11 is incorporated by reference from our definitive proxy statement for our Annual Meeting of Shareholders on May 15, 2000.

Item 12. Certain Relationships and Related Transactions.

      The information required by Item 12 is incorporated by reference from our definitive proxy statement for our Annual Meeting of Shareholders on May 15, 2000.

Item 13. Exhibits, List and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed.

Exhibit Number  Exhibit Title
--------------  -------------

     3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

     3.2 By-laws of the Company (incorporated by reference to Exhibit 2.2 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

     3.3 Amendment to By-laws of the Company (incorporated by reference to Exhibit 2.3 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

     4          Form of Common Stock Certificate (incorporated by reference to
                Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

     9          Form of Irrevocable Proxy (incorporated by reference to Exhibit
                5.1 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on May 13, 1997)

     10.1 Technology Acquisition Agreement between the Company and Odontex, Inc. (incorporated by reference to Exhibit 6.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

     10.2       English Translation of Joint-Venture Agreement between NexMed
                (Asia) limited Zhongshan City Xiaolan Pharmaceuticals Factory (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 23, 1998)

     10.3 The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 6.4 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997)

     10.4 The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated by reference to Exhibit 6.5 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997)

     10.5 The NexMed, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 6.6 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997)

     10.6 Stock Purchase Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited

     10.7 License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited (We have requested confidential treatment for a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission.)

     10.8 Form of Unit Purchase Agreement between the Company and each investor who purchased units relating the Company's private placement dated September 30, 1999 (incorporated by reference to Exhibit 10 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on October 8, 1999)

     21 Subsidiaries (incorporated by reference to Exhibit 12.3 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on May 13, 1997)

     23         Consent of PricewaterhouseCoopers LLP, independent accountants

     27         Financial Data Schedule

(b) Reports on Form 8-K. We filed a Current Report on Form 8-K dated September 30, 1999 with the Securities and Exchange Commission on October 8, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEXMED, INC.


Date:   March 15, 2000              By:   /s/  Y. Joseph Mo
                                         ---------------------------------------
                                         Y. Joseph Mo
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   March 15, 2000              By:   /s/  Y. Joseph Mo
                                         ---------------------------------------
                                         Y. Joseph Mo
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date:   March 15, 2000              By    /s/ Vivian H. Liu
                                         ---------------------------------------
                                         Vivian H. Liu
                                         Vice President, Chief Financial
                                         Officer and Secretary


Date:   March 15, 2000              By:   /s/  Gilbert S. Banker
                                         ---------------------------------------
                                         Gilbert S. Banker
                                         Director


Date:   March 15, 2000              By:   /s/  Robert W. Gracy
                                         ---------------------------------------
                                         Robert W. Gracy
                                         Director


Date:   March 15, 2000              By:   /s/  Yu-Chung Wei
                                         ---------------------------------------
                                         Yu-Chung Wei
                                         Director


Date    March 15, 2000              By:  /s/ James L. Yeager
                                         ---------------------------------------
                                         James L. Yeager
                                         Director, Vice-President, R&D and
                                         Business Development

                                  Exhibit Index

Exhibit Number  Exhibit Title
--------------  -------------

      3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 2.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

      3.2 By-laws of the Company (incorporated by reference to Exhibit 2.2 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

      3.3 Amendment to By-laws of the Company (incorporated by reference to Exhibit 2.3 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

      4         Form of Common Stock Certificate (incorporated by reference to
                Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

      9         Form of Irrevocable Proxy (incorporated by reference to Exhibit
                5.1 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on May 13, 1997)

      10.1 Technology Acquisition Agreement between the Company and Odontex, Inc. (incorporated by reference to Exhibit 6.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997)

      10.2      English Translation of Joint-Venture Agreement between NexMed
                (Asia) limited Zhongshan City Xiaolan Pharmaceuticals Factory (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 23, 1998)

      10.3 The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 6.4 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997)

      10.4 The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated by reference to Exhibit 6.5 filed with the Company's

                Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997)

      10.5 The NexMed, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 6.6 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997)

      10.6 Stock Purchase Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited

      10.7 License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited (We have requested confidential treatment for a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission.)

      10.8 Form of Unit Purchase Agreement between the Company and each investor who purchased units relating the Company's private placement dated September 30, 1999 (incorporated by reference to Exhibit 10 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on October 8, 1999)

      21 Subsidiaries (incorporated by reference to Exhibit 12.3 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on May 13, 1997)

      23        Consent of PricewaterhouseCoopers LLP, independent accountants

      27        Financial Data Schedule