Form 10QSB
period 2000-03-31
NEXMED INC
filed 2000-05-15
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 12, 2000, 19,747,048 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

Item 2. Management's Discussion and Analysis

General.

      We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are currently focusing our efforts on:

      (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, we are focusing on development efforts on Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction and Femprox(TM), also an alprostadil-based cream for the treatment of female sexual arousal disorder.

      We have completed Phase I clinical studies on the Alprox-TD(R) and Femprox(TM) creams. During February 2000, we began the dosing phase of our Phase II clinical program on the Alprox-TD(R) cream which is being conducted at 12 urological research sites throughout the U.S. The Phase II program on the Alprox-TD(R) cream consists of double-blind, placebo-controlled studies that evaluate the safety and efficacy of the product in approximately 300 patients. With respect to the Femprox(TM) cream, pending FDA clearance, we intend to begin the proposed Phase II program during the third quarter 2000.

      We have engaged in discussions with several large pharmaceutical companies regarding the licensing of the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us; and

      (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases without the use of drugs. We believe that the minute electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop. We intend to complete the commercial product design of the Viratrol(R) herpes treatment device for marketing in the U.S., and initiate its proposed Phase II/III study in late 2000.

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

Comparison of Results of Operations Between the Three Months Ended March 31 of 2000 and of 1999.

      Revenues. We recorded no revenues during the first three months of operations in 2000 as compared to $1,097,767 during the same period in 1999. Our 1999 revenues represent revenues of NexMed Pharmaceuticals (Zhongshan) Ltd., our joint-venture in China which we sold in May 1999.

      Cost of Products Sold: The cost of products sold was nil and $1,040,844 in 2000 and 1999, respectively. The cost of products sold in 1999 was attributable to the manufacturing operations of our joint-venture in China which we sold in May 1999.

      Research and Development Expenses. Our research and development expenses for the first three months of operation in 2000 and 1999 were $1,026,396 and $318,960, respectively. The increase is attributable to our ongoing U.S. Phase II clinical development program on the Alprox-TD(R) cream and preparation for the FemproxTM U.S. Phase II program.

      General and Administrative Expenses. Our general and administrative expenses were $380,150 during the first three months of operation in 2000 as compared to $477,343 during the same period in 1999. The decrease is largely attributed to the divestiture of our Asian operations, offset by increased G&A expenses in the U.S. for new personnel and programs to support our ongoing development activities.

      Interest Income and Expense. Interest income was $130,594 during the first three months of 2000, compared with ($91,034) during the same period in 1999. The increase in attributable to the improvement in our cash position resulting from our capital raises and elimination of expenses associated with borrowing activities.

      Net Loss. The net loss applicable to common shareholders was $1,238,939 or a loss of $0.07 per share for the first three months of operation in 2000, compared with $768,824 or a loss of $0.09 per share for the same period in 1999. The increase in net loss is primarily due to the advances in our U.S. clinical programs for our various products under development.

Liquidity and Capital Resources.

      We have experienced net losses and negative cash flow from operations each year since our inception. Through March 31, 2000, our accumulated deficit amounted to $16,689,246. Since we became a medical and pharmaceutical technology company in 1994, we have financed our operations primarily through private placements of equity and debt securities.

      Our expenditures and capital requirements will depend on numerous factors, but will mainly be affected by the progress of (1) our research and development programs, (2) our pre-clinical and clinical testing, (3) our ability to raise adequate funding, and (4) our ability to complete corporate partnership agreements. In the course of our development and operational activities, we have incurred significant losses and expect to incur substantial additional development costs.

      In January 2000, we received approximately $6.1 million in gross proceeds from the exercise of warrants issued pursuant to a private placement of our common stock on September 30, 1999. In accordance with the terms of the warrant agreements issued as part of the private placement, when the closing price per share of our common stock reached $4.00 for at least fifteen consecutive trading days, we issued a notice on December 14, 1999, for the exercise of the warrants at $2.25 per share, or redemption at the par value of our common stock. 83,332 of the warrants were exercised in December 1999 and 2,723,494 warrants were exercised in January 2000. We also redeemed 29,000 warrants at $0.001 per warrant share.

      In February 2000, we received full payment for the two promissory notes, each for $1,000,000, issued in connection with the sale of our Asian operations in May 1999. The total purchase price for all of the issued and outstanding shares of capital stock of NexMed (Asia) Limited was $4,000,000, comprised of $2,000,000 in cash received in May 1999 and payment of the two promissory notes as referenced above. As part of the sale, we also granted Vergemont International Limited warrants to purchase 2,000,000 shares of our common stock, exercisable at $3.00 per share. We anticipate that we will receive by June 30, 2000, an additional $6 million from the exercise of these warrants, which by their terms, expire on June 30, 2000.

      In April 2000, we received $3,135,000 from the sale of 220,000 shares of our common stock at $14.25 per share, pursuant to an off-shore private placement. We paid a six percent cash commission to a Hong Kong based investment firm on the gross proceeds from this private placement.

      We have allocated our cash reserves for our operational requirements for the next twelve months, and the Phase II U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams. We believe that our current cash reserves are adequate to support the Company's continuing operations for at least the next twelve months.

      We are currently debt-free. However, we will require additional financing for the next phase of our development programs and are seeking financing which may include equity or debt, from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such funds will be available to us on acceptable terms, if at all.

Other Factors Which May Affect Operating Results.

      Our operations are subject to numerous risks associated with the establishment and development of products based upon innovative or novel technologies. As a result, we must be evaluated in light of the problems, delays, uncertainties and complications encountered in connection with newly found businesses. Some of these unanticipated problems may include development, regulatory, manufacturing, distribution and marketing difficulties and be beyond our financial or technical abilities to resolve satisfactorily. These and other risks are discussed in further detail in our Form 10-KSB filing for the period ended December 31, 1999.

Computer Systems and Year 2000 Issues.

      The Year 2000 issue concerned the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which were written using two digits rather than four, to define the applicable year of business transactions. We believe that through our compliance review process we adequately addressed the Year 2000 concerns as they related to our internal information technologies. We experienced no system failures or computer errors associated with the Year 2000. We have concluded our compliance review process and anticipate no further Year 2000 compliance issues or expenditures. Our expenditures on our Year 2000 program initiatives were minimal.

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

                                     PART II

                                OTHER INFORMATION

Reports on Form 8-K

      We did not file any Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NEXMED, INC.


Date: May 12, 2000                           /s/ Y. Joseph Mo
      ------------                           -----------------------------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and C.E.O.


Date: May 12, 2000                           /s/ Vivian H. Liu
      ------------                           -----------------------------------
                                             Vivian H. Liu
                                             Vice President, Chief Financial
                                             Officer and Secretary

                                  NexMed, Inc.
                      Condensed Consolidated Balance Sheets

                                                                  31-Mar
                                                                   2000

Assets
Current assets:
    Cash and cash equivalents                                  $  9,636,642
    Certificates of Deposit                                       1,804,000
    Marketable Securities                                            99,469
    Inventories                                                          --
    Notes receivable, net of deferred gain                               --
    Prepaid expenses and other assets                               314,193
                                                               ------------
       Total current assets                                      11,854,304

Furniture and equipment, net                                        470,454

                                                               ------------
       Total assets                                            $ 12,324,758
                                                               ============

Liabilities and stockholders' equity
Current liabilities:
    Line of credit                                                      $--
    Notes payable                                                        --
    Due to officer                                                       --
    Accounts payable                                                376,562
    Accounts payable and accrued expenses                            46,199
                                                               ------------
       Total current liabilities                                    422,761
                                                               ------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                     --
    Common stock, $.001 par value, 40,000,000
      shares authorized, 19,464,128 issued
      and outstanding, respectively                                  19,464
    Additional paid-in capital                                   28,574,053
    Accumulated deficit                                         (16,689,246)
    Deferred compensation                                           (10,970)
    Unrealized loss marketable securities                              (799)
    Cumulative translation adjustments                                9,495
                                                               ------------
       Total stockholders' equity                                11,901,997
                                                               ------------

       Total liabilities and stockholders' equity              $ 12,324,758
                                                               ============

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                        For the three months
                                                           ended March 31,
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----

Revenue
    Product sales                                    $         --  $  1,097,767
    License fees                                               --            --
                                                     ------------  ------------
        Total revenues                                         --     1,097,767
                                                     ------------  ------------

Operating expenses
    Cost of product sales                                      --     1,040,844
    Selling, general and administrative                   380,150       477,343
    Research and development                            1,026,396       318,960
                                                     ------------  ------------
        Total operating expenses                        1,406,546     1,837,147
                                                     ------------  ------------

Loss from operations                                   (1,406,546)     (739,380)

Other income (expense)
    Interest income (expense), net                        130,594       (91,034)
    Other income                                           37,742            --
                                                     ------------  ------------
        Total other income (expense)                      168,336       (91,034)
                                                     ------------  ------------

Loss before minority interest                          (1,238,210)     (830,414)
Minority interest                                              --        61,590
                                                     ------------  ------------

    Net loss                                         $ (1,238,210) $   (768,824)
                                                     ------------  ------------

Other comprehensive income
    Foreign currency translation adjustments                   70        70,501
    Unrealized loss on available-for-sale securities         (799)           --
                                                     ------------  ------------
        Total other comprehensive income                     (729)       70,501

    Comprehensive Loss                                 (1,238,939)     (698,323)
                                                     ============  ============

Basic and diluted loss per share                     $      (0.07) $      (0.09)
                                                     ------------  ------------

Weighted average common shares outstanding
    used for basic and diluted loss per share          18,828,728     8,401,703
                                                     ------------  ------------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                       For the three months
                                                                         ended March 31,
                                                                   --------------------------
                                                                       2000           1999
                                                                       ----           ----
Cash flows from operating activities
    Net loss                                                       $(1,238,210)   $  (768,824)
    Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
       Depreciation and amortization                                    26,439         58,588
       Minority interest                                                    --        (61,590)
       Non-cash compensation expense                                     8,000          8,958
       Amortization of unearned compensation                               609
       Decreae in accounts receivable                                       --         69,158
       Decrease in notes receivable                                  2,000,000             --
       Increase in inventories                                              --        (94,915)
       Increae/(decrease) in prepaid expenses and other assets        (144,198)        11,271
       (Decrease)/Increase in account payable
         and accrued expenses                                         (133,903)       300,560
                                                                   -----------    -----------
           Net cash used in operating activities                       518,737       (476,794)
                                                                   -----------    -----------

Cash flow from investing activities
    Capital expenditures                                              (151,676)      (318,045)
    Purchase of marketable securities                                 (100,268)            --
    Purchase of certificates of deposit                             (1,804,000)            --
    Advances to Joint Venture Partner                                       --       (125,640)
                                                                   -----------    -----------
           Net cash used in investing activities                    (2,055,944)      (443,685)
                                                                   -----------    -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                          6,213,278             --
    Issuance of notes payable                                               --         62,563
    Decrease in due to officer                                         (33,092)       254,312
    Net repayments of line of credit                                        --       (604,413)
    Repayment of notes payable                                        (133,838)
                                                                   -----------    -----------
           Net cash from financing activities                        6,046,348       (287,538)
                                                                   -----------    -----------

Net increase in cash                                                 4,509,141     (1,208,017)

Effect of foreign exchange on cash                                       8,652         70,501

Cash, beginning of period                                            5,118,849      1,681,336
                                                                   -----------    -----------

Cash, end of period                                                $ 9,636,642    $   543,820
                                                                   ===========    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and Article 10
- 01 of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto dated March 1, 2000 included in the NexMed, Inc. (the "Company") Form 10 - KSB.

2. LOSS PER SHARE

Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase shares of Common Stock were not included in diluted per share calculations, as their effect would be antidilutive.

3. SUBSEQUENT EVENTS

In April 2000, an officer exercised her options to acquire 60,000 shares of common stock at $0.25 per share.

In April 2000, the Company granted 22,500 options to employees under the Incentive Plan at an exercise price of $8.00 per share, which was the estimated fair value of the common stock on the date of grant. All of such options vest in equal installments over three years and expire in 2010.

In April 2000, the Company granted 5,000 options to a consultant under the Recognition plan at an exercise price of $8.00 per share, which was the estimated fair value of the common stock on the date of grant. The Company will record approximately $17,000 of expense based upon the fair value of such options on the date of grant in the second quarter of 2000. All of such options vested immediately and expire in 2002.

In April 2000, the Company completed a private placement of its securities at $14.25 per share pursuant to Regulation S of the Securities Act of 1933, as amended, raising gross proceeds of $3,135,000 and net proceeds, after deducting commissions, of $2,946,900.

On April 3, 2000, the Company declared a dividend distribution of one preferred share purchase right (the "Right") for each outstanding share of the Company's common stock to shareholders of record at the close of business on April 21, 2000. One Right will also be distributed for each share of Common Stock issued after April 21, 2000, until the Distribution Date, described in the next paragraph. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredths of a share (a "Unit") of Series A Junior Participating Preferred Stock, $.001 par value per share (the "Preferred Stock"), at a Purchase Price of $100.00 per Unit, subject to adjustment. 1,000,000 shares of the Company's preferred stock has been set-aside for the Rights Plan.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), or (ii) ten (10) business days following the public announcement of a tender offer or exchange offer that would, if consummated, result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock, subject to certain limitations.

Under the terms of the Rights Agreement, Dr. Y. Joseph Mo, who beneficially owns approximately 12.12% of the outstanding shares of the Company's Common Stock will be permitted to continue to own such shares and to increase such ownership to up to 25% of the outstanding shares of Common Stock, without becoming an Acquiring Person and triggering a Distribution Date. The Rights Agreement which includes the Certificate of Designation setting forth the terms of the Series A Junior Participating Preferred Stock, the Form of the Rights Certificate and the Summary of Rights to Purchase Shares, was filed on April 10, 2000 with the Securities and Exchange Commission as an exhibit to the Company's Form 8-A and as an exhibit to the Company's current report on Form 8-K and incorporated herein by reference.