Form 10QSB/A
period 2000-03-31
NEXMED INC
filed 2000-05-15
CIK 1017491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 Amendment No.1
                                       to
                                   FORM 10-QSB

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


Date: May 15, 2000                           /s/ Y. Joseph Mo
      ------------                           -----------------------------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and C.E.O.


Date: May 15, 2000                           /s/ Vivian H. Liu
      ------------                           -----------------------------------
                                             Vivian H. Liu
                                             Vice President, Chief Financial
                                             Officer and Secretary