Form 10QSB
period 2000-06-30
NEXMED INC
filed 2000-08-11
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 10, 2000, 24,885,304 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes |X| No |_|

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL.

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We are currently focusing our efforts on:

         (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, we are focusing on Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction and Femprox(TM), (also an alprostadil-based cream) for the treatment of female sexual arousal disorder.

         We are in the process of completing our Phase II clinical program on the Alprox-TD(R) cream which is being conducted at 12 urological research sites throughout the U.S. The Phase II program on the Alprox-TD(R) cream consists of double-blind, placebo-controlled studies that evaluate the safety and efficacy of the product in approximately 200 patients. Upon completion of the Phase II program, we intend to submit the data to the FDA for review. Subject to FDA concurrence, we intend to initiate our planned Phase III clinical development program this Fall. With respect to the Femprox(TM) cream, we intend to begin the proposed Phase II program during the third quarter of 2000.

         We have engaged in discussions with several large pharmaceutical companies regarding a strategic partnership for the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us. With our current cash reserves, we may elect to proceed with our planned U.S. Phase III program on the Alprox-TD(R) cream, assuming we receive FDA clearance, while concurrently pursuing the ongoing discussions; and

         (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases without the use of drugs. We believe that the minute electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop. We are in the process of completing the commercial product design of the Viratrol(R) herpes treatment device for the U.S. market, and intending to initiate its proposed Phase II/III study in late 2000.

         If sufficient funding is forthcoming, we intend to (1) pursue our research, development, and marketing activities and capabilities, both domestically and internationally, with regard to our proprietary pharmaceutical products and (2) execute a business strategy with the goal of achieving a level of development sufficient to enable us to attract potential strategic partners with resources sufficient to further develop and market our proprietary products.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

         REVENUES. We recorded no revenues during the first six months of operations in 2000 as compared to $1,491,746 during the same period in 1999. Our 1999 revenues represent revenues of NexMed Pharmaceuticals (Zhongshan) Ltd., a joint-venture in China. We sold our interest in the joint-venture in May 1999.

         COST OF PRODUCTS SOLD. The cost of products sold was nil and $1,415,002 in 2000 and 1999, respectively. The cost of products sold in 1999 was attributable to the manufacturing operations of the China joint-venture. We sold our interest in the joint-venture in May 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $1,143,767 during the first six months of operation in 2000 as compared to $955,986 during the same period in 1999. The increase is largely attributable to G&A expenses in the U.S. for new personnel and programs to support our ongoing development activities and partially offset by the divestiture of our Asian operations.

         RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses for the first six months of operation in 2000 and 1999 were $2,879,458 and $679,197, respectively. The increase is attributable to activities for our Phase II program for the Alprox-TD(R) cream and Phase I program for the FemproxTM cream and the availability of funds to accelerate clinical development by initiating concurrent studies and activities.

         INTEREST INCOME AND EXPENSE. Interest income was $272,517 during the first six months of 2000, compared with $(181,745) during the same period in 1999. The increase is attributable to the improvement in our cash position resulting from our financing activities and elimination of expenses associated with borrowing activities.

         NET LOSS. The net loss applicable to common shareholders was $3,707,438 or a loss of $0.19 per share for the first six months of operation in 2000, compared with $1,666,252 or a loss of $0.20 per share for the same period in 1999. The decrease is largely attributable to the divestiture of our Asian operations. The increase in absolute dollars is primarily due to the revenue loss from the sale of our interest in the China joint-venture and the increase in research and development expenses.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999.

         REVENUES. For the second quarter in 2000, we recorded no revenues as compared to $393,979 during the same period in 1999. Our 1999 revenues represent revenues of NexMed Pharmaceuticals (Zhongshan) Ltd., a joint-venture in China. We sold our interest in the joint-venture in May 1999.

         COST OF PRODUCTS SOLD. The cost of products sold was nil and $374,158 for the second quarter in 2000 and 1999, respectively. The cost of products sold in 1999 was attributable to the manufacturing operations of the China joint-venture. We sold our interest in the joint-venture in May 1999.

         GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses were $763,617 during the second quarter in 2000 as compared to $478,643 during the same period in 1999. The increase is largely attributable to the expenditures for new personnel and programs to support our ongoing development activities and partially offset by the divestiture of our Asian operations.

         RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses for the three months of operation in 2000 and 1999 were $1,853,062 and $360,237, respectively. The increase is attributable to our ongoing U.S. Phase II program for the Alprox-TD(R) cream and Phase I program for the FemproxTM cream and the availability of funds to accelerate clinical development by initiating concurrent studies and activities.

         INTEREST INCOME AND EXPENSE. Interest income was $141,923 during the three months of operation in 2000, compared with $(90,711) during the same period in 1999. The increase is attributable to the improvement in our cash position resulting from our financing activities and elimination of expenses associated with borrowing activities.

         NET LOSS. The net loss applicable to common shareholders was $2,469,228 or a loss of $0.13 per share for the second quarter of 2000, compared with $897,428 or a loss of $0.11 per share for the same period in 1999. The increase in absolute dollars is primarily due to the revenue loss from the sale of our interest in the China joint-venture and the increase in expenditures for our U.S. clinical development programs.

LIQUIDITY AND CAPITAL RESOURCES.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through June 30, 2000, our accumulated deficit amounted to $19,158,474. Since we became a medical and pharmaceutical technology company in 1994, we have financed our operations primarily through private placements of equity and debt securities.

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

         In April 2000, we received $3,135,000 from the sale of 220,000 shares of our common stock at $14.25 per share, pursuant to an off-shore private placement. We paid a commission of six percent in cash to a Hong Kong based investment consulting firm on the gross proceeds from this private placement. In June 2000, we received $6 million in gross proceeds from the exercise of 2,000,000 warrants issued pursuant to the sale of our Asian operations in May 1999.

         In August 2000, we received approximately $26.85 million in gross proceeds from the sale of units comprised of our common stock and warrants. We sold 3,138,256 shares of our common stock and warrants to purchase an additional 1,282,891 shares. We paid a commission of 7.5% in cash and 10% in warrants to two investment firms on the gross proceeds from the sales.

         We are currently debt-free and have over $40 million in cash and cash equivalents. We have allocated our cash reserves for our operational requirements, and for the U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams and the development program on the Viratrol(R) device. In addition, we intend to acquire a manufacturing facility for our proprietary topical treatment products. We believe that our current cash reserves are adequate to support the Company's continuing operations for at least the next twelve months. However, we may require additional financing for the next phase of our development programs and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such funds will be available to us on acceptable terms, if at all.

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

                                     PART II

                                OTHER INFORMATION

REPORTS ON FORM 8-K

         We did not file any Form 8-K during the three months ended June 30, 2000.

                                  NexMed, Inc.
                      Condensed Consolidated Balance Sheets

                                                                      June 30,
                                                                       2000
ASSETS
Current assets:
    Cash and cash equivalents                                      $ 14,374,070
    Restricted Cash                                                     100,000
    Certificates of Deposit                                           2,269,000
    Marketable Securities                                               714,994
    Prepaid expenses and other assets                                   689,807
                                                                   ------------
       Total current assets                                          18,147,871

Furniture and equipment, net                                            612,103

                                                                   ------------
       Total assets                                                $ 18,759,974
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable                                               $    212,100
    Accounts payable and accrued expenses                               106,129
                                                                   ------------
       Total current liabilities                                        318,229
                                                                   ------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                       --
    Common stock, $.001 par value, 80,000,000
      shares authorized, 21,747,128 issued
      and outstanding, respectively                                      21,747
    Additional paid-in capital                                       37,595,410
    Accumulated deficit                                             (19,158,474)
    Deferred compensation                                               (10,361)
    Unrealized loss marketable securities                               (16,295)
    Cumulative translation adjustments                                    9,718
                                                                   ------------
       Total stockholders' equity                                    18,441,745
                                                                   ------------

       Total liabilities and stockholders' equity                  $ 18,759,974
                                                                   ============


       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                            For the six months            For the three months
                                                              ended June 30,                 ended June 30,
                                                       ---------------------------    ---------------------------
                                                           2000           1999            2000           1999
                                                       ------------    -----------    ------------    -----------
Revenue
    Product sales                                      $       --      $ 1,491,746    $       --      $   393,979
                                                       ------------    -----------    ------------    -----------

Operating expenses
    Cost of product sales                                      --        1,415,002            --          374,158
    Selling, general and administrative                   1,143,767        955,986         763,617        478,643
    Research and development                              2,879,458        679,197       1,853,062        360,237
                                                       ------------    -----------    ------------    -----------
        Total operating expenses                          4,023,225      3,050,185       2,616,679      1,213,038
                                                       ------------    -----------    ------------    -----------

Loss from operations                                     (4,023,225)    (1,558,439)     (2,616,679)      (819,059)

Other income (expense)
    Interest income (expense), net                          272,517       (181,745)        141,923        (90,711)
    Other income                                             43,270           --             5,528           --
                                                       ------------    -----------    ------------    -----------
        Total other income (expense)                        315,787       (181,745)        147,451        (90,711)


Loss before minority interest                            (3,707,438)    (1,740,184)     (2,469,228)      (909,770)
Minority interest                                              --           73,932            --           12,342
                                                       ------------    -----------    ------------    -----------

    Net loss                                           $ (3,707,438)   $(1,666,252)   $ (2,469,228)   $  (897,428)
                                                       ------------    -----------    ------------    -----------

Other comprehensive income
    Foreign currency translation adjustments                     36        (47,792)            (34)        22,709
    Unrealized loss on available-for-sale securities        (16,295)          --           (15,496)          --
                                                       ------------    -----------    ------------    -----------
        Total other comprehensive income                    (16,259)       (47,792)        (15,530)        22,709

    Comprehensive Loss                                   (3,723,697)    (1,714,044)     (2,484,758)      (874,719)
                                                       ============    ===========    ============    ===========


Basic and diluted loss per share                       $      (0.19)   $     (0.20)   $      (0.13)   $     (0.11)
                                                       ------------    -----------    ------------    -----------

Weighted average common shares outstanding
    used for basic and diluted loss per share            19,362,818      8,414,797      19,680,518      8,427,747
                                                       ------------    -----------    ------------    -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                        For the six months
                                                                          ended June 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   ------------    -----------
Cash flows from operating activities
    Net loss                                                       $ (3,707,438)   $(1,666,252)
    Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
       Depreciation and amortization                                     67,356         15,611
       Non-cash compensation expense                                     63,740         14,333
       Amortization of unearned compensation                              1,219           --
       Gain on sale of marketable securities                               (325)          --
       Decrease in notes receivable                                   2,000,000           --
       Decrease in inventories                                             --          (46,600)
       (Increase) in prepaid expenses and other assets                 (519,812)        (9,598)
       (Decrease)/Increase in account payable
         and accrued expenses                                          (238,435)       158,048
                                                                   ------------    -----------
           Net cash used in operating activities                     (2,333,695)    (1,534,458)
                                                                   ------------    -----------

Cash flow from investing activities
    Capital expenditures                                               (335,098)       (81,143)
    Purchase of marketable securities                                  (764,061)          --
    Purchase of certificates of deposit                              (2,369,000)          --
    Proceeds from sale of marketable securities                          38,109           --
    Proceeds from sale of subsidiary, net                                  --          343,441
                                                                   ------------    -----------
           Net cash used in investing activities                     (3,430,050)       262,298
                                                                   ------------    -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                          15,181,178        412,500
    Issuance of notes payable                                              --           87,163
    Net proceeds from line of credit                                       --           50,290
    Net decrease in due to/from related party                              --          (68,517)
    Decrease in due to officer                                          (33,092)      (583,271)
    Repayment of notes payable                                         (133,838)      (238,155)
                                                                   ------------    -----------
           Net cash from financing activities                        15,014,248       (339,990)
                                                                   ------------    -----------

Net increase in cash                                                  9,250,503     (1,612,150)

Effect of foreign exchange on cash                                        4,718        (47,792)

Cash, beginning of period                                             5,118,849      1,681,336
                                                                   ------------    -----------

Cash, end of period                                                $ 14,374,070    $    21,394
                                                                   ============    ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB and Article 10
- 01 of Regulation S - B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto dated March 1, 2000 included in the NexMed, Inc. (the "Company") Form 10 - KSB.

2.       LOSS PER SHARE

Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase shares of Common Stock were not included in diluted per share calculations, as their effect would be antidilutive.

3.       LINE OF CREDIT

The Company modified its line of credit with the Bank to increase its advance limit to $100,000 from $50,000. Interest on the line of credit is payable monthly, at the bank's prime rate plus 1%. Additionally, the repayment of the line of credit is no longer guaranteed by an officer and director of the Company but by the Company itself. Accordingly, the Company has obtained a $100,000 certificate of deposit, which is held by the bank as collateral on the line of credit, which is payable upon demand.


4.       SUBSEQUENT EVENTS

In August 2000, the Company completed unit offerings of 3,138,256 shares of its common stock and warrants to acquire 1,282,891 shares of its common stock to 25 accredited individuals and financial institutions. The warrants have an exercise price of $13.50 to $16.20 per share and a term of eighteen months. The price of the units ranged from $16.54 to $18.00, depending on the date of closing and/or amount of warrant coverage. The Company raised $26,851,288 in gross proceeds in connection with these offerings.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEXMED, INC.


Date: AUGUST 11, 2000                 /s/ Y. JOSEPH MO
                                      ------------------------------------------
                                      Y. Joseph Mo
                                      Chairman of the
                                      Board of
                                      Directors,
                                      President and
                                      C.E.O.


Date: AUGUST 11, 2000                 /s/ VIVIAN H. LIU
                                      ------------------------------------------
                                      Vivian H. Liu
                                      Vice President, Chief Financial Officer
                                      and Secretary