Form 10QSB
period 2000-09-30
NEXMED INC
filed 2000-11-14
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000


                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Nevada                                           87-0449967
------------------------------------           ---------------------------------
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

Yes  [x]     No  [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 10, 2000, 24,947,304 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]     No  [x]

                                Table of Contents


                                                                                                          Page
Part I. FINANCIAL INFORMATION................................................................................1

        Item 1.   Financial Statements
                  Balance Sheets as of September 30, 2000 (Unaudited)........................................2

                  Statements of Operations for the
                  Nine Months and Three Months Ended September 30, 2000 and
                  September 30, 1999 (Unaudited).............................................................3

                  Statements of Cash Flows for the
                  Nine Months and Three Months Ended September 30, 2000 and
                  September 30, 1999 (Unaudited).............................................................4

                  Notes to Financial Statements (Unaudited)..................................................5

        Item 2.   Management's Discussion and Analysis or Plan of Operation..................................6

Part II. OTHER INFORMATION...................................................................................9

        Item 2.   Changes in Securities and Use of Proceeds..................................................9

        Item 6.   Exhibits and Reports on Form 8-K...........................................................9

Signatures..................................................................................................10

Exhibit 27..................................................................................................11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                  NexMed, Inc.
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                September 30,
                                                                     2000
                                                                -------------
Assets
Current assets:
    Cash and cash equivalents                                   $ 36,268,265
    Restricted Cash                                                  100,000
    Certificates of Deposit                                        2,205,000
    Marketable Securities                                          1,586,878
    Prepaid expenses and other assets                                965,576
                                                                -------------
       Total current assets                                       41,125,719
Furniture and equipment, net                                         844,171
                                                                =============
       Total assets                                             $ 41,969,890
                                                                =============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                            $    363,219
    Accrued expenses                                                 116,393
                                                                -------------
       Total current liabilities                                     479,612
                                                                -------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                       -
    Common stock, $.001 par value, 80,000,000
      shares authorized, 24,897,384 issued
      and outstanding, respectively                                   24,896
    Additional paid-in capital                                    62,499,541
    Accumulated deficit                                          (21,001,056)
    Deferred compensation                                             (9,752)
    Unrealized loss marketable securities                            (23,368)
    Cumulative translation adjustments                                    17
                                                                -------------
       Total stockholders' equity                                 41,490,278
                                                                -------------
       Total liabilities and stockholders' equity               $ 41,969,890
                                                                =============


       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                                For the nine months        For the three months
                                                                ended September 30,         ended September 30,
                                                             --------------------------  --------------------------
                                                                 2000          1999          2000          1999
                                                                 ----          ----          ----          ----
Revenue
     Product sales                                                   $ -   $ 1,491,796           $ -           $ -
                                                             ------------  ------------  ------------   -----------

Operating expenses
     Cost of product sales                                             -     1,415,002             -             -
     Selling, general and administrative                       1,892,264     1,201,181       748,497       245,195
     Research and development                                  4,472,174     1,009,209     1,592,716       330,012
                                                             ------------  ------------  ------------   -----------
        Total operating expenses                               6,364,438     3,625,392     2,341,213       575,207
                                                             ------------  ------------  ------------   -----------
Loss from operations                                          (6,364,438)   (2,133,596)   (2,341,213)     (575,207)
                                                             ------------  ------------  ------------   -----------

Other income (expense)
     Interest income (expense), net                              735,552      (208,028)      463,035       (26,283)
     Other income                                                 78,866             -        35,596             -
                                                             ------------  ------------  ------------   -----------
        Total other income (expense)                             814,418      (208,028)      498,631       (26,283)
                                                             ------------  ------------  ------------   -----------

Loss before minority interest                                 (5,550,020)   (2,341,624)   (1,842,582)     (601,490)
Minority interest                                                      -        73,932             -             -
                                                             ------------  ------------  ------------   -----------
     Net loss                                                $(5,550,020)  $(2,267,692)  $(1,842,582)   $ (601,490)
                                                             ------------  ------------  ------------   -----------

Other comprehensive income
     Foreign currency translation adjustments                       (138)      (44,843)         (174)           (1)
     Unrealized loss on available-for-sale securities            (23,368)            -        (7,073)            -
                                                             ------------  ------------  ------------   -----------
        Total other comprehensive income                         (23,506)      (44,843)       (7,247)           (1)

     Comprehensive Loss                                      $(5,573,526)  $(2,312,535)  $(1,849,829)   $ (601,491)
                                                             ============  ============  ============   ===========

Basic and diluted loss per share                                 $ (0.28)      $ (0.27)      $ (0.08)      $ (0.07)
                                                             ------------  ------------  ------------   -----------
Weighted average common shares outstanding
     used for basic and diluted loss per share                20,834,767     8,538,839    22,418,506     8,879,395
                                                             ------------  ------------  ------------   -----------


       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)


                                                                              For the nine months
                                                                              ended September 30,
                                                                         ----------------------------
                                                                             2000            1999
                                                                             ----            ----
Cash flows from operating activities
    Net loss                                                              $(5,550,020)    $(2,267,692)
    Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
       Depreciation and amortization                                          177,976          27,575
       Non-cash compensation expense                                           63,740          14,333
       Amortization of unearned compensation                                    1,828               -
       Net loss on sale of marketable securities                                5,714               -
       Decrease in notes receivable                                         2,000,000               -
       Decrease in inventories                                                      -           8,898
       (Increase) in prepaid expenses and other assets                       (795,581)         26,925
       (Decrease)/Increase in account payable
         and accrued expenses                                                 (77,052)        (40,440)
                                                                         -------------    ------------
           Net cash used in operating activities                           (4,173,395)     (2,230,401)
                                                                         -------------    ------------

Cash flow from investing activities
    Capital expenditures                                                     (694,099)        (11,964)
    Purchase of marketable securities                                      (1,681,539)              -
    Purchase of certificates of deposit                                    (4,109,000)              -
    Proceeds from sale of marketable securities                                78,089               -
    Proceeds from sale of certificates of deposit                           1,804,000               -
    Proceeds from sale of subsidiary, net                                           -         343,441
                                                                         -------------    ------------
           Net cash used in investing activities                           (4,602,549)        331,477
                                                                         -------------    ------------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                                40,088,459       8,026,348
    Issuance of notes payable                                                       -       1,120,913
    Net proceeds from line of credit                                                -          50,000
    Net decrease in due to/from related party                                       -         (68,517)
    Decrease in due to officer                                                (33,092)       (600,500)
    Repayment of notes payable                                               (133,838)       (522,770)
                                                                         -------------    ------------
           Net cash from financing activities                              39,921,529       8,005,474
                                                                         -------------    ------------

Net increase in cash                                                       31,145,585       6,106,550

Effect of foreign exchange on cash                                              3,831         (47,792)

Cash, beginning of period                                                   5,118,849       1,681,336
                                                                         -------------    ------------

Cash, end of period                                                      $ 36,268,265     $ 7,740,094
                                                                         =============    ============


       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and notes thereto dated March 1, 2000 included in the NexMed, Inc. (the "Company") Form 10
- KSB.

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

4.   SUBSEQUENT EVENTS

In October 2000, the Company's former legal counsel exercised 50,000 of 150,000 warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share.

In October 2000, the Company completed the $2.2 million purchase of its manufacturing facility in East Windsor, New Jersey.

In November 2000, the Company granted 60,000 options to a new officer, under the Incentive Plan at an exercise price of $16.25 per share, which was the estimated fair value of the common stock on the date of grant. 15,000 of such options vest immediately and the remaining options vest in equal installments over three years. The options expire in 2010.

In November 2000, the Company granted 43,800 options to nine newly-hired employees, under the Incentive Plan at an exercise price of $16.25 per share, which was the estimated fair value of the common stock on the date of grant. All of such options vest in equal installments over three years and expire in 2010.

In November 2000, the Company granted 15,000 options to a consultant under the Recognition Plan at an exercise price of $16.25 per share, which was the estimated fair value of the common stock on the date of grant. The Company will record expense based upon the fair value of such options as they vest. The options vest in three installments during 2001 and expire in 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL.

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We are currently focusing our efforts on:

         (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, we are focusing on Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("ED") and Femprox(TM), also an alprostadil-based cream, for the treatment of female sexual arousal disorder ("FSAD").

         In late August 2000, we completed a Phase II clinical study on the Alprox-TD(R) cream. The multicenter study, conducted at 12 clinical sites in the U.S., was randomized, parallel, double-blind, placebo-controlled and designed to evaluate the dose-response relationships of the safety and efficacy of three different doses of the Alprox-TD(R) cream versus a placebo in 161 men with mild to moderate ED. In September 2000, we submitted to the FDA preliminary data for this study and intend to soon submit the data in final report form to the FDA for review and concurrence. With respect to the Femprox(TM) cream, we intend to begin our Phase II clinical testing by the end of 2000.

         We have engaged in discussions with several large pharmaceutical companies regarding a strategic partnership for the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us. With our current cash reserves, we may elect to proceed with our Phase III program on the Alprox-TD(R) cream, assuming we receive FDA concurrence, while concurrently pursuing these discussions; and

         (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex I without the use of drugs. We believe that the minute electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop. We are in the process of completing the commercial product design of the Viratrol(R) herpes treatment device for the U.S. market.

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

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         Revenues. We recorded no revenues during the nine months of operations in 2000 as compared to $1,491,796 during the same period in 1999. Our 1999 revenues represent revenues of NexMed Pharmaceuticals (Zhongshan) Ltd., a joint-venture in China. We sold our interest in the joint-venture in May 1999.

         Cost of Products Sold. The cost of products sold was nil and $1,415,002 in 2000 and 1999, respectively. The cost of products sold in 1999 was attributable to the manufacturing operations of the China joint-venture. We sold our interest in the joint-venture in May 1999.

         General and Administrative Expenses. Our general and administrative expenses were $1,892,264 during the nine months of operation in 2000 as compared to $1,201,181 during the same period in 1999. The increase is largely attributable to G&A expenses for new personnel and programs to support our ongoing U.S. development activities. G&A personnel increased 100% in the nine months of operation in 2000 as compared to the same period in 1999. We also incurred additional expenses related to our Nasdaq listings.

         Research and Development Expenses. Our research and development expenses for the nine months of operation in 2000 and 1999 were $4,472,174 and $1,009,209, respectively. The increase is attributable to clinical testing activities for our Alprox-TD(R) and FemproxTM creams and the availability of funds to accelerate clinical development by initiating concurrent studies and activities. R&D personnel increased over 300% in the nine months of operation in 2000 as compared to the same period in 1999. We anticipate that R&D expenses will continue to increase with the initiation of costly later-stage clinical trials and the hiring of additional R&D personnel to support these programs.

         Interest Income and Expense. Interest income was $735,552 during the nine months of 2000, compared with $(208,028) during the same period in 1999. The increase is attributable to the improvement in our cash position resulting from our financing activities and elimination of expenses associated with borrowing activities.

         Net Loss. The net loss applicable to common shareholders was $5,550,020 or a loss of $0.28 per share for the nine months of operation in 2000, compared with $2,267,692 or a loss of $0.27 per share for the same period in 1999. The increase is primarily due to the increase in research and development expenses and additional personnel and related expenses including fringe benefits, depreciation and amortization of furniture, equipment and leasehold improvements to accommodate the new personnel.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

         Revenues. We recorded no revenues for the third quarter in 2000 and in 1999.

         Cost of Products Sold. We recorded no cost of products sold for the third quarter in 2000 and in 1999.

         General and Administrative Expenses. Our general and administrative expenses were $748,497 during the third quarter in 2000 as compared to $245,195 during the same period in 1999. The increase is largely attributable to the expenditures for new personnel and programs to support our ongoing development activities. G&A personnel increased 100% in the third quarter of operation in 2000 as compared to the same period in 1999. We also incurred additional expenses related to our Nasdaq listings.

         Research and Development Expenses. Our research and development expenses for the three months of operation in 2000 and 1999 were $1,592,716 and $330,012, respectively. The increase is attributable to our ongoing clinical testing activities for the Alprox-TD(R) and FemproxTM creams and the availability of funds to accelerate clinical development by initiating concurrent studies and activities. R&D personnel increased over 300% in third quarter of operation in 2000 as compared to the same period in 1999. We anticipate that R&D expenses will continue to increase with the initiation of costly later-stage clinical trials and the hiring of additional R&D personnel to support these programs.

         Interest Income and Expense. Interest income was $463,035 during the three months of operation in 2000, compared with $(26,283) during the same period in 1999. The increase is attributable to the improvement in our cash position resulting from our financing activities and elimination of expenses associated with borrowing activities.

         Net Loss. The net loss applicable to common shareholders was $1,842,582 or a loss of $0.08 per share for the third quarter of 2000, compared with $601,490 or a loss of $0.07 per share for the same period in 1999. The increase is primarily due to the increase in research and development expenses and additional personnel and related expenses including fringe benefits, depreciation and amortization of furniture, equipment and leasehold improvements to accommodate the new personnel.

LIQUIDITY AND CAPITAL RESOURCES.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through September 30, 2000, our accumulated deficit amounted to $21,001,056. Since we became a medical and pharmaceutical technology company in 1994, we have financed our operations primarily through private placements of equity and debt securities.

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

         In October 2000, we completed the purchase of our new manufacturing facility in East Windsor, New Jersey. We are currently debt-free and have over $37 million in cash, cash equivalents and marketable securities. We have allocated our cash reserves for our operational requirements, and for the U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams and the development program on the Viratrol(R) device, and the ongoing retrofitting of our new manufacturing facility for compliance with Good Manufacturing Practices (GMP) as required by the FDA. We believe that our current cash reserves are adequate to support our continuing operations for at least the next twelve months. However, we may require additional financing for the next phase of our development programs and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such funds will be available to us on acceptable terms, if at all.

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


                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In July and August 2000, we completed a private placement of an aggregate of 3,138,256 shares of our common stock and warrants to purchase an additional 1,282,891 shares to an aggregate of twenty-five accredited individuals and financial institutions pursuant to an exemption from registration under the Securities Act of 1933, provided by rule 506 of Regulation D. Of the 1,282,891 shares that are issuable upon the exercise of warrants: (i) 717,891 shares are issuable upon the exercise of warrants with an exercise price of $13.50 a share; and (ii) 565,000 shares are issuable upon the exercise of warrants with an exercise price of $16.20 a share. All of the warrants have a term of 18 months. We received approximately $26.85 million in gross proceeds from the sale of units comprised of our common stock and warrants, $10,170,00 was received from the July 2000 closing of the private placement and $16,681,288 was received from the August 2000 closing of the private placement. We paid a commission to two placement agents in connection with our August and July 2000 private placement. Shannon Limited, one of the placement agents, received (i) a cash commission equal to 6% of the gross proceeds from the private placement received by us (including proceeds received upon exercise of warrants) through sales to clients of Shannon Limited; and (ii) 12,600 warrants to purchase shares of our Common Stock. Americal Securities, Inc., was the other placement agent, it received (i) a cash commission equal to 7.5% of the gross proceeds from the private placement received by us (including proceeds received upon exercise of warrants) through sales to clients of Americal Securities, Inc.; and (ii) 292,826 warrants to purchase shares of our Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibit is included herein:

         Exhibit 27 - Financial Data Schedule is included for EDGAR purposes only. This Schedule contains summary financial information extracted from the balance sheets and statements of operations and deficit as of and for the nine months ended September 30, 2000, and is qualified in its entirety by reference to such financial statements.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEXMED, INC.


Date:    November 13, 2000            /s/ Y. Joseph Mo
     ---------------------            -----------------------------------
                                      Y. Joseph Mo
                                      Chairman of the Board of Directors,
                                      President and C.E.O.


Date:    November  13, 2000           /s/ Vivian H. Liu
      ---------------------           -----------------------------------
                                      Vivian H. Liu
                                      Vice President, Chief Financial Officer
                                      and Secretary