Form 10-K
period 2000-12-31
NEXMED INC
filed 2001-03-07
CIK 1017491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to



                         Commission file number 0-22245


                                   NEXMED, INC
                                   -----------
             (Exact Name of Registrant as Specified in Its Charter)


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


                                 (609) 208-9688
                                 --------------
                         (Registrant's telephone number)


           Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                        Name of Exchange on Which Registered
-------------------                        ------------------------------------
COMMON STOCK, PAR VALUE $.001              THE NASDAQ NATIONAL MARKET


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     As of March 1, 2001, 25,162,654 shares of Common Stock of the registrant were outstanding and the aggregate market value of Common Stock held by non-affiliates was approximately $156,516,664.50.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement to be delivered to our shareholders in connection with the Annual Meeting of Shareholders to be held on May 7, 2001 (the "2001 Proxy Statement") are incorporated by reference into Part III of this Report.

                                  NEXMED, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K

                                                                                                           Page
                                                                                                           ----
PART I.

Item 1. BUSINESS.........................................................................................    1

Item 2. PROPERTIES.......................................................................................    7

Item 3. LEGAL PROCEEDINGS................................................................................    7

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    7

PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........................    7

Item 6. SELECTED FINANCIAL DATA..........................................................................    8

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............    8

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................   12

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................   12

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............   30

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................   30

Item 11. EXECUTIVE COMPENSATION..........................................................................   30

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................   30

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................   30

PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................   30

                                     PART I.

ITEM 1. BUSINESS.

        Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth under the heading "Factors That Could Affect Our Future Results" of Part I of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

GENERAL

        NexMed, Inc., (the "Company," which may be referred to as "we," "us," or "our") is a pharmaceutical and medical technology company. We develop and commercialize therapeutic products based on proprietary delivery systems. We are currently focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin.

        Our home page on the internet is at www.nexmed.com. You can learn more about us by visiting that site. Information contained on our internet site does not constitute part of this Report or the Company's prior filings with the Securities and Exchange Commission.

PRODUCTS & TECHNOLOGIES

        We are currently focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin. The NexACT(R) transdermal drug delivery technology is designed to enhance absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology would improve therapeutic outcomes and reduce gastrointestinal or other systemic side effects that often accompany oral medications.

        We intend to continue our efforts developing topical treatments based on the application of NexACT(R) technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential. In furtherance of these efforts, we will continue to use laboratory space at the Higuchi Biosciences Center of the University of Kansas pursuant to a research agreement with the University. We have retained advisors, consultants and employees at the Higuchi Biosciences Center to assist with our development efforts.

        Currently, we are focusing our application of the NexACT(R) technology to Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("ED") and Femprox(TM), also an alprostadil-based cream, for the treatment of female sexual arousal disorder ("FSAD"). We are also exploring the application of the NexACT(R) technology to other drug compounds and working on the development of new products such as a topical treatment for nail fungus, a topical non-steroidal anti-inflammatory drug ("NSAID") treatment for pain and inflammation, and a topical anti-emetic cream for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

        Alprox-TD(R) is an alprostadil-based topical treatment cream intended to treat mild to moderate ED. Our clinical studies have demonstrated that NexACT(R) enhancers may promote the absorption of alprostadil and improve clinical responses. In September 2000, we completed a Phase II trial on Alprox-TD(R) and submitted the results to the FDA for review. The U.S. Phase II study which was conducted at 12 clinical sites in the U.S., was randomized, parallel, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of 3 different doses of Alprox-TD(R) versus a placebo in 161 men with mild to moderate ED. The study results indicated that three different dose levels of Alprox-TD(R) were shown to be effective over placebo in sexual function endpoint analyses. Pending FDA concurrence, we intend to initiate Phase III dosing of patients in the U.S., which we anticipate will begin in first half of 2001.

        In Asia, our subsidiary NexMed International Limited and Vergemont International Limited entered into a license agreement in 1999 pursuant to which
(1) Vergemont International Limited has an exclusive right to manufacture and to market in China and Asian Pacific countries, our Alprox-TD(R), Femprox(TM) and three other of our proprietary products under development, and (2) we will receive a royalty on sales and supply, on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of our proprietary topical products. Under the terms of our subsidiary's agreement with Vergemont International Limited, Dr. Joseph Mo, our President and Chief Executive Officer, has actively assisted in the anticipated launch of our proprietary ED treatment in China which will be marketed under the Befar(R) trademark. On February 2, 2001, we announced that the China State Drug Administration gave approval to NexMed Pharmaceuticals (Zhongshan) Ltd., a subsidiary of Vergemont International Limited, to manufacture, sell and distribute Befar(R) in China. The launch of Befar(R), is scheduled to take place during first half of 2001.

        Femprox(TM) is an alprostadil-based cream product intended for the treatment of FSAD. We completed in 1998, an eight-patient Phase I clinical study for safety and efficacy. Results from our clinical study demonstrated a positive effect on increasing blood flow to the clitoris and labia in the subjects tested. We also completed two additional Phase I safety studies in 2000, which included a total of 64 healthy normal subjects and examined the safety of different doses of the Femprox(TM) product. No systemic side effects were evidenced and local side effects were minimal. Subject to FDA concurrence, we intend to initiate the proposed U.S. Phase II program for Femprox(TM) during first half of 2001.

        Another product we are continuing to develop is the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases without the use of drugs. The Viratrol(R) device is a hand-held non-invasive therapeutic device designed to treat herpes simplex diseases. The device topically delivers a minute electrical current to an infected site and may block lesions from forming and/or shorten healing time once lesions develop. We have allocated sufficient funds for our U.S. clinical development program on the Viratrol(R) device which we intend to initiate during 2001.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

        Proprietary protection for our pharmaceutical products is of material importance to our business in the United States and most other countries. We have and will continue to seek proprietary protection for our products to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the United States and internationally for our proprietary technologies and products,
(2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others.

        We have five U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our continuing development of a new generation of skin absorption technology based on the NexACT(R) technology and our NexACT-based products under development, such as Alprox-TD(R) and Femprox(TM).

        We have three U.S. patents issued on the Viratrol(R) device and one patent application pending with respect to the technology, inventions and improvements that are significant to the Viratrol(R) device, and intend to file additional patent applications to continue expanding the coverage on the device.

        To further strengthen our global patent position on Alprox-TD(R), Femprox(TM) and the Viratrol(R) device, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued and pending U.S. patents.

        While we have obtained patents and have several patent applications pending, the extent of effective patent protection in the United States and other countries is highly uncertain and involves complex legal and factual questions. No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies. Patents we currently own or may obtain might not be sufficiently broad to protect us against competitors with similar technology. Any of our patents could be invalidated or circumvented.

        There have been patents issued to others such as Vivus, Inc. and MacroChem Corporation on the use of prostaglandin for the treatment of male or female sexual dysfunction. While we believe that our patents will prevail in any potential litigation, we can provide no assurance that the holders of these competing patents will not commence a lawsuit against us or that we will prevail in any such lawsuit.

OPERATING LOSSES

        Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have not marketed or generated revenues from our products under development. We are not profitable and have incurred an accumulated deficit of $24,171,589 since our inception. We believe that our current cash reserves are adequate to support our continuing operations for at least the next twelve months. However, we will require additional financing before achieving positive cash flow and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. However, we have not made arrangements for, and there is no assurance that such additional external funding will be available to us on acceptable terms, if at all. If we cannot obtain such additional financing, we may need to modify our business objectives or reduce or cease certain or all of our product development programs and other operations. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in manufacturing, distributing and marketing our proposed products.

MANUFACTURING

        In October 2000, we completed the purchase of a 31,500 square foot manufacturing facility, located in East Windsor, New Jersey. The facility, which has been designed to meet our anticipated needs for full-scale commercial production and will be utilized initially to manufacture Alprox-TD(R) and Femprox(TM) for continuing clinical testing purposes, is currently being completed to meet Good Manufacturing Practice (GMP) standards as required by the FDA.

        We depend on third party chemical manufacturers for alprostadil, the active drug in Alprox-TD(R) and Femprox(TM) and for the supply of our NexACT(R) enhancers that are essential in the formulation and production of our topical products, in a timely basis and at satisfactory quality levels. If our third party chemical manufacturers fail to produce quality products on time and in sufficient qualities, our results would suffer.

COMPETITION

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

        Certain treatments for ED, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, currently exist, have been approved for sale in certain markets and are being improved. Currently known products for the treatment of ED developed or under development by our competitors include the following: (1) Caverject(R), Pharmacia & Upjohn Company's needle injection therapy; (2) Viagra(R), Pfizer, Inc.'s oral product to treat ED; and (3) Muse(R), VivUs, Inc.'s device for intra-urethral delivery of a suppository containing alprostadil. In addition, the following products are currently under development: (1) Topiglan(R), a topical treatment containing alprostadil based on a proprietary drug delivery system under development by MacroChem Corporation; (2) Vasomax(R), an oral medication to be marketed through a collaborative effort of Zonagen, Inc. and Schering Plough Pharmaceuticals; (3) Cialis, an oral formulation under development by the joint venture between ICOS and Eli Lilly & Co; (4) Uprima(R), an oral medication to be marketed by TAP Pharmaceuticals, a joint venture between Takeda PharmaceuticalS Japan and Abbott Laboratories; (5) Max-K(R), an oral medication by Bristol-Meyers Squibb; and (6) Vardenafil, an oral medication by Bayer AG.

RESEARCH AND DEVELOPMENT

        Our research and development expenses for the years ended December 31, 2000, 1999, and 1998 were $6,892,283, $2,374,024, and $2,302,148 respectively.
Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, we have spent $16,623,177 on research and development. We anticipate that our expenses for research and development will continue to increase as we enter into advanced clinical development.

        We currently employ Dr. Servet Buyuktimkin as Director of Drug Delivery Research and Dr. Nadir Buyuktimkin as Director of Formulation Research to conduct research at our laboratories at the Higuchi Biosciences Center of the University of Kansas. Dr. Servet Buyuktimkin and Dr. Nadir Buyuktimkin are co-developers and authors of several publications and presentations relating to our NexACT(R) enhancers. Dr. J. Howard Rytting, a co-developer of the NexACT(R) enhancers and professor in the Department of Pharmaceutical Chemistry of the School of Pharmacy of the University of Kansas, is a member of our Scientific Advisory Board. Pursuant to a research agreement with the University of Kansas, we are funding Dr. Rytting's research efforts to develop new methodologies involving penetration enhancement research. Although the University would own any patents resulting from such efforts, we have the right to an exclusive license to any technology resulting from such efforts.

        We will need significant funding to pursue our research, development and commercialization plans. We intend to focus our current development efforts on the Alprox-TD(R) and Femprox(TM) creams and the Viratrol(R) device. These products are currently in the research and development stage. We believe that our current cash reserves are sufficient to support our Phase III program on the Alprox-TD(R) cream. We have not begun to market or generate revenues from the commercialization of our products under development. Our products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that (1) the research and development activities we conduct will be successful, (2) products under development will prove to be safe and effective, (3) any of the clinical development work will be completed, or (4) the anticipated products will be commercially viable or successfully marketed. Commercial sales of our products cannot begin until we receive final FDA approval. The earliest likely time for such final approval of the first product which may be approved (Alprox-TD (R)) is sometime in early 2003. We cannot assure you that (1) we will obtain regulatory approval or develop any additional products, (2) if successful, we will attract sufficient capital to complete any development and commercialization undertaken or (3) any such development and commercialization will be successful.

GOVERNMENT REGULATIONS

        Governmental authorities in the United States and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. The Alprox-TD(R) and Femprox(TM) creams utilizing the NexACT(R) technology as well as the Viratrol(R) device have not been approved for marketing in the United States. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

        The studies involved in the approval process are conducted in three phases. In Phase I studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase I study for a period of several months. In Phase II studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably effects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase II study for approximately 6 to 12 months, depending on the type of product tested. In Phase III studies, researchers further assess efficacy and safety of the drug. Several hundreds to thousands of patients may be studied during the Phase III studies for a period of from 12 months to several years. Upon completion of Phase III studies, a New Drug Application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

        Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

        Because we intend to sell and market our products outside the United States, we will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. Our failure to meet each foreign country's requirements could delay our introduction of our proposed products in the respective foreign country and limit our revenues from sales of our proposed products in foreign markets.

        Successful commercialization of our products may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment in product development or to sell our products on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the United States, federal and state agencies have proposed similar governmental control and the United States Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly the United States, could adversely effect our business and limited our revenues.

SALES, MARKETING AND DISTRIBUTION

        We have engaged in discussions with several large pharmaceutical companies regarding a strategic partnership for the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us. With our current cash reserves, we have elected to proceed with our Phase III program on the Alprox-TD(R) cream, assuming we receive FDA concurrence, while concurrently pursuing these discussions.

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

        In Asia, our subsidiary NexMed International Limited and Vergemont International Limited entered into a license agreement in 1999 pursuant to which
(1) Vergemont International Limited has an exclusive right to manufacture and to market in China and Asian Pacific countries, our Alprox-TD(R), Femprox(TM) and three other of our proprietary products under development, and (2) we will receive a royalty on sales and supply, on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of our proprietary topical products. Under the term of our subsidiary's agreement with Vergemont International Limited, Dr. Joseph Mo, our President and Chief Executive Officer, has actively assisted in the anticipated launch of our proprietary ED treatment in China which will be marketed under the Befar(R) trademark. On February 2, 2001, we announced that the China State Drug Administration gave approval to NexMed Pharmaceuticals (Zhongshan) Ltd., a subsidiary of Vergemont International Limited, to manufacture, sell and distribute Befar in China. The launch of Befar is scheduled to take place during the first half of 2001.

ENVIRONMENTAL LAW COMPLIANCE

        Most of our manufacturing and certain research operations are or will be affected by federal, state and local environmental laws. We have made, and intend to continue to make, necessary expenditures for compliance with applicable laws. While we cannot predict with certainty the future operating costs for environmental compliance, we do not believe they will have a material effect on our capital expenditures, earnings or competitive position.

SEGMENT AND GEOGRAPHIC AREA INFORMATION

        You can find information about our business segment and geographic areas of business in "Note 14. Segment and Geographic Information" of our Notes to Consolidated Financial Statements at page 28 below.

EMPLOYEES

        As of March 1, 2001, we had 51 full time employees, ten of whom have Ph.D and/or M.D. degrees and four of whom are executive management and 35 of whom are engaged in research and development activities. We also rely on a number of part time employees and consultants. None of our employees is represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS

         The Executive Officers of the Company are set forth below.

         Name                 Age                         Title
         ----                 ---                         -----

Y. Joseph Mo, Ph.D.            53          Chairman of the Board of Directors,
                                           President and Chief Executive
                                           Officer

James L. Yeager, Ph.D.         54          Director, Vice President, R&D and
                                           Business Development

Vivian H. Liu                  39          Vice President, Corporate
                                           Affairs, Chief Financial Officer and
                                           Secretary

Kenneth Anderson               54          Vice President, Commercial
                                           Development


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

Kenneth Anderson is and has been, our Vice President of Commercial Development since November 2000. Mr. Anderson has extensive experience in the pharmaceutical industry. He held several positions with Bristol-Myers Squibb over a seventeen-year period where he served in various management positions, including Senior Manager for Marketing and Director for Worldwide Business Development from 1980 to 1997. From 1997 to September 2000, Mr. Anderson was Senior Vice President, Director of Strategy and Business Development for Harrison Wilson & Associates, a consulting and marketing firm specializing in healthcare products and services. From 1969 to 1979, Mr. Anderson was with Parke-Davis, a division of Warner Lambert. Mr. Anderson received his BA from Boston University.

ITEM 2. PROPERTIES.

        We currently have our principal executive offices and one analytical laboratory in Robbinsville, NJ. We lease approximately 23,000 square feet of space for $23,745.30 per month, pursuant to a five-year lease which expires in February 2003.

        In October 2000, we completed the $2.2 million purchase of our 31,500 square foot manufacturing facility in East Windsor, New Jersey. We are in the process of completing the facility for compliance with Good Manufacturing Practices as mandated by the FDA.

        Pursuant to our research agreement with the University of Kansas, which is renewable annually, we pay $5,325 per month for access to and use of laboratory space at the University's Higuchi Biosciences Center.

         NexMed (America) Limited, leases 1,000 square feet of office space in Mississauga, Ontario, Canada for $850 per month pursuant to a month-to-month arrangement.

ITEM 3. LEGAL PROCEEDINGS.

        There are no material legal proceedings pending against NexMed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our Common Stock is traded on the NASDAQ National Market System (the "NASDAQ") under the symbol "NEXM."

        The following table sets forth the range of the high and low sales prices as reported by the NASDAQ for the period from January 1, 1999 to December 31, 2000.

Fiscal Year Ended December 31, 2000                Price of Common Stock
-----------------------------------                ---------------------
                                                      High        Low
                                                   ----------  ---------
First Quarter ..................................     $23.5000   $3.4375
Second Quarter .................................     $16.4370   $6.0000
Third Quarter ..................................     $20.0000   $8.5000
Fourth Quarter .................................     $20.6250   $3.7500

Fiscal Year Ended December 31 1999
----------------------------------
First Quarter ..................................     $2.7500    $1.7813
Second Quarter .................................     $2.2150    $0.8750
Third Quarter ..................................     $3.5000    $0.9375
Fourth Quarter .................................     $4.7500    $2.8750


        On March 1, 2001, the last reported sales price for our Common Stock on the NASDAQ was $6.75 per share.

        We had 208 holders of record of our Common Stock as of March 1, 2001.

DIVIDENDS

        We have never paid cash dividends and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                                                       Fiscal Year Ended December 31,
                                                ------------------------------------------------------------------------------
                                                     2000           1999            1998           1997            1996
INCOME STATEMENT DATA
Revenue
  Product Sales                                            0     $1,491,746      $5,709,083               0               0
  Licensing                                                0              0               0         $56,175               0
Net Loss                                         $(8,720,553)   $(2,490,600)    $(4,779,002)    $(3,857,466)    $(3,118,393)
Basic and Diluted Loss per Share                      $(0.40)        $(0.18)         $(0.64)         $(0.63)         $(0.72)
Weighted Average Common Shares
  Outstanding Used for Basic and Diluted
  Loss per Share                                  21,868,267     13,724,052       7,505,588       6,077,475       4,327,548

BALANCE SHEET DATA
Total Assets                                     $39,989,682     $7,633,333      $5,924,628      $2,332,913        $609,479
Total Liabilities                                 $1,245,507       $723,594      $7,594,067      $3,259,172        $141,406
Stockholders' Equity                             $38,744,175     $6,909,739     $(2,390,437)      $(926,259)       $468,073


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        We are currently focusing our efforts on:

        (i) new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable the active drug to be better absorbed through the skin. Currently, we are focusing on Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("ED") and Femprox(TM), also an alprostadil-based cream, for the treatment of female sexual arousal disorder ("FSAD"). We have engaged in discussions with several large pharmaceutical companies regarding a strategic partnership for the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us. With our current cash reserves, we have elected to proceed with our Phase III program on the Alprox-TD(R) cream, assuming we receive FDA concurrence, while concurrently pursuing these discussions; and

        (ii) the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex I without the use of drugs. We believe that the minute electrical current, which is topically delivered by the device to an infected site, may block lesions from forming or may significantly shorten healing time once lesions develop. We are in the process of completing the commercial product design of the Viratrol(R) herpes treatment device for the U.S. market.

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

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEAR ENDED DECEMBER 31, 2000 AND 1999.

        Revenues. We recorded no revenues during the twelve months of operations in 2000 as compared to $1,491,746 during the same period in 1999. The 1999 revenues were from NexMed Pharmaceuticals (Zhongshan) Limited, a joint venture in China which we sold in May 1999.

        Cost of Products Sold. Our cost of products was $1,415,002 in 1999 which is attributable to the manufacturing operations of the China joint venture. With the sale of the China joint venture, we ceased to record the corresponding cost of sales in May 1999.

        Selling, General and Administrative Expenses. The general and administrative expenses were $3,209,465 during 2000 as compared to $1,761,796 in 1999. The increase is largely attributable to increase in administrative expenses resulting from new personnel and programs to support our ongoing U.S. development activities. During 2000, we added additional personnel in the Corporate Affairs, Finance and Human Resource departments, and also created the Information Technology and Commercial Development departments. We also incurred additional expenses associated with our Nasdaq listings and legal fees for the implementation of a shareholders rights plan. We expect that total general and administrative spending in 2001 will continue to increase with our anticipated growth.

        Research and Development Expenses. Our research and development expenses for 2000 and 1999, were $6,892,283 and $2,374,024, respectively. The increase is attributable to the scaling-up of our U.S. research and development programs, including the toxicology studies and clinical trials on Alprox-TD(R) and Femprox(TM), increase in our research and development staff, from eight full-time employees in 1999 to thirty-five full employees in 2000, and legal fees associated with the filings of new patent applications and maintenance of issued patents. We expect that total research and development spending in 2001 will continue to increase with the initiation and progression of advanced and costly U.S. clinical activities on the Alprox-TD(R) and Femprox(TM) creams and our application of the NexACT(R) technology to other drug compounds and our development of new products such as a topical treatment for nail fungus, a topical NSAID treatment for pain and inflammation, and a topical anti-emetic cream for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

        Interest Income and Expense. We recognized $1,255,450 in net interest income during 2000, compared with a net expense of $315,740 during 1999. This is the result of the investment of proceeds from private placements and exercise of warrants and the elimination of interest payments associated with promissory notes and credit lines.

        Gain on Sale of NexMed (Asia) Limited. We realized no gain in 2000 as compared to a gain of $1,810,296 in 1999 for the divestiture of our Asian properties in May 1999.

        Net Loss. The net loss was $(8,720,553) or a loss of $(0.40) per share for 2000, compared with ($2,490,600) or ($0.18) per share for 1999. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including the ongoing clinical studies and the increase in infrastructure to support the activities. The 1999 net loss was also offset by the gain on the sale of NexMed (Asia) Limited.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEAR ENDED DECEMBER 31, 1999 AND 1998.

        Revenues. We recorded revenues of $1,491,746 during the twelve months of operations in 1999 as compared to $5,709,083 during the same period in 1998. The revenues were from NexMed Pharmaceuticals (Zhongshan) Limited, a joint venture in China which we sold in May 1999.

        Cost of Products Sold. Our cost of products sold was $1,415,002 and $5,186,308 in 1999 and 1998, respectively and is attributable to the manufacturing operations of the China joint venture. With the sale of the China joint venture, we ceased to record the corresponding cost of sales in May 1999.

        Selling, General and Administrative Expenses. Our general and administrative expenses were $1,761,796 during 1999 as compared to $2,635,114 in 1998. The decrease is a result of the sale of our Asian operations including our holding in the China joint venture.

        Research and Development Expenses. Our research and development expenses for 1999 and 1998, were $2,374,024 and $2,302,148, respectively. The increase is primarily attributable to the initiation of clinical programs during the fourth quarter of 1999.

        Interest Income and Expense. We recognized $315,740 in net interest expense during 1999, compared with a net expense of $600,337 during 1998. The decrease is due to our ceasing to record the interest expense for the lines of credit of the China joint venture.

        Gain on Sale of NexMed (Asia) Limited. We realized a gain of $1,810,296 in 1999, compared to $0 in 1998, as a result of the divestiture of our Asian properties.

        Net Loss. The net loss was $(2,490,600) or a loss of $(0.18) per share for 1999, compared with ($4,779,002) or ($0.64) per share for 1998. The decrease in net loss is primarily attributable to the gain on the sale of NexMed (Asia) Limited and reduction in expenses associated with the divestiture of our Asian operations.

QUARTERLY RESULTS

        The following table sets forth selected quarterly financial information for the years ended December 31, 2000 and 1999. The operating results are not necessarily indicative of results for any future period.

                                                                            THREE MONTHS ENDED
                                   ------------------- -------------------------- ---------------------------- --------------------
                                       March 31,               June 30,                  September 30,         December 31,
                                         2000                    2000                         2000                 2000
                                       ---------               --------                  -------------         ------------
                                                               (in thousands, except per share data)
Total Revenues                     $      -                 $      -                    $      -              $     -
Gross profit                              -                        -                           -                    -
Loss from operations                   (1,407)                  (2,617)                     (2,341)              (3,737)
Net Loss                               (1,238)                  (2,469)                     (1,843)              (3,171)
Basic and diluted loss
Per share                          $    (0.07)              $    (0.13)                 $    (0.08)           $   (0.14)
                                  ===========               ==========                  ==========            =========


                                                                            THREE MONTHS ENDED
                                   ------------------- -------------------------- ---------------------------- --------------------
                                       March 31,               June 30,                  September 30,         December 31,
                                         1999                    1999                         1999                 1999
                                       ---------               --------                  -------------         ------------
                                                               (in thousands, except per share data)
Total Revenues                     $    1,098               $      394                  $      -              $      -
Gross profit                               57                       20                         -                     -
Loss from operations                     (739)                    (819)                       (575)               (1,926)
Net Loss                                 (769)                    (897)                       (601)                 (223)
Basic and diluted loss
Per share                          $    (0.09)              $    (0.11)                 $    (0.07)           $    (0.01)
                                   ==========               ==========                  ==========            ==========

                                   ------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

        We have experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 2000, we had an accumulated deficit of $24,171,589. Our operations have principally been financed through private placements of equity securities and debt financing. Since September 1999, we have completed four private placements of our common stock and warrants to purchase our common stock, raising gross proceeds of approximately $38.49 million. During the same period, we raised an additional $12.6 million as a result of exercises of warrants and options to purchase our common stock. The timing and size of the exercise of the warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. Therefore, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

        We have attempted to reduce cash flow requirements by renting scientific equipment and research and development facilities and using consultants, where appropriate. We expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional pre-clinical and clinical trials for our proprietary topical treatments under development. We also expect to incur substantial expenses relating to the filing, maintenance, defense and enforcement of patent and other intellectual property claims.

        At December 31, 2000, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $35.79 million compared to $5.12 million at December 31, 1999. We have allocated our cash reserves for our operational requirements, and for the U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams, the development program on the Viratrol(R) device, and the completion of our new manufacturing facility for compliance with Good Manufacturing Practices (GMP) as required by the FDA. In February 2001, we entered into a financial arrangement with GE Capital Corporation for a $5 million line of credit for the purchase of equipment (i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. We believe that our current cash reserves are adequate to support our continuing operations for at least the next twelve months. However, we may require additional financing for the next phase of our development programs and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such funds will be available to us on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

        In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We do not hold derivative financial investments, derivative commodity investments engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                           13

FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 2000 and 1999           14

         Consolidated Statement of Operations and Comprehensive loss for
         the years ended December 31, 2000, 1999 and 1998                   15

         Consolidated Statement of Changes in Stockholders' Equity for
         years ended December 31, 1998, 1999 and 2000                       16

         Consolidated Statement of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                   17

NOTES TO FINANCIAL STATEMENTS                                               18

                        Report of Independent Accountants


To the Board of Directors and Stockholders of NexMed, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NexMed, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 15, 2001

NEXMED, INC.
CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         2000            1999
ASSETS
Current assets
 Cash and cash equivalents                                           $ 27,702,585    $  5,118,849
 Certificates of deposit                                                2,976,000              --
 Marketable securities                                                  5,111,328              --
 Notes receivable                                                              --       2,000,000
 Prepaid expenses and other current assets                                802,472         169,995
                                                                    -------------- --------------
  TOTAL CURRENT ASSETS                                                 36,592,385       7,288,844
Fixed assets, net                                                       3,397,297         344,489
                                                                    -------------- --------------
  TOTAL ASSETS                                                       $ 39,989,682    $  7,633,333
                                                                    ============== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses                               $  1,245,507    $    556,664
 Notes payable                                                                 --         133,838
 Due to officer                                                                --          33,092
                                                                    -------------- --------------
  TOTAL CURRENT LIABILITIES                                             1,245,507         723,594
                                                                    -------------- --------------
Commitments and contingencies (Note 13)

Stockholders' equity:
 Preferred stock $.001 par value, 10,000,000 shares authorized,
  none issued and outstanding                                                  --              --
 Common stock, $.001 par value, 40,000,000 shares authorized,
  25,147,384 and 16,127,134 shares issued and outstanding,
  respectively                                                             25,147          16,127
 Additional paid-in capital                                            63,009,161      22,356,112
 Accumulated other comprehensive (loss) income                           (109,403)            115
 Accumulated deficit                                                  (24,171,589)    (15,451,036)
                                                                    -------------- --------------
                                                                       38,753,316       6,921,318
Less: Deferred compensation                                                (9,141)        (11,579)
                                                                    -------------- --------------
  TOTAL STOCKHOLDERS' EQUITY                                           38,744,175       6,909,739
                                                                    -------------- --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 39,989,682    $  7,633,333
                                                                    ============== ==============


The accompanying notes are an integral part of these consolidated financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                      2000            1999           1998
Revenue
 Product sales                                    $         --    $ 1,491,746     $ 5,709,083
                                                 -------------- --------------  --------------
Costs and expenses
 Cost of products sold                                      --      1,415,002       5,186,308
 Selling, general and administrative                 3,209,465      1,761,796       2,635,114
 Research and development                            6,892,283      2,374,024       2,302,148
                                                 -------------- --------------  --------------
  TOTAL COSTS AND EXPENSES                          10,101,748      5,550,822      10,123,570
                                                 -------------- --------------  --------------
Loss from operations                               (10,101,748)    (4,059,076)     (4,414,487)
                                                 -------------- --------------  --------------
Other income (expense)
 Gain on sale of NexMed Asia                                --      1,810,296              --
 Other Income                                          125,745             --              --
 Interest income                                     1,255,450         92,385          15,878
 Interest expenses                                          --       (408,125)       (616,215)
                                                 -------------- --------------  --------------
  Total other income (expense)                       1,381,195      1,494,556        (600,337)
                                                 -------------- --------------  --------------
Loss before minority interest                       (8,720,553)    (2,564,520)     (5,014,824)
Minority interest                                           --         73,920         235,822
                                                 -------------- --------------  --------------
  NET LOSS                                        $ (8,720,553)   $(2,490,600)    $(4,779,002)
                                                 ============== ==============  ==============
Other comprehensive loss
 Foreign currency translation adjustments         $        207    $   (16,318)    $   (44,284)
 Unrealized loss on marketable securities             (109,725)            --              --
                                                 -------------- --------------  --------------
  COMPREHENSIVE LOSS                              $ (8,830,071)   $(2,506,918)    $(4,823,286)
                                                 ============== ==============  ==============
Basic and diluted loss per share                  $       (.40)   $      (.18)    $      (.64)
                                                 ============== ==============  ==============
Weighted average common shares outstanding used
 for basic and diluted loss per share               21,868,267     13,724,052       7,505,588
                                                 ============== ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      ACCUMULATED OTHER
                                                                     COMPREHENSIVE INCOME
                                                                   ------------------------
                                                                                UNREALIZED
                                  COMMON STOCK        ADDITIONAL     FOREIGN     LOSS ON
                              --------------------      PAID-IN     CURRENCY    MARKETABLE
                              (SHARES)     (AMOUNT)     CAPITAL    TRANSLATION  SECURITIES
Balance at January 1, 1998     6,180,098    $6,180    $ 7,300,453    $     --        $--

Issuance of common stock
 for cash                      1,790,167     1,790      2,602,585          --         --
Issuance of common stock
 upon conversion of note
 payable                         120,400       120        150,380          --         --

Embedded discount on
 convertible notes payable            --        --         70,100          --         --
Issuance of common stock
 upon exercise of stock
 options                         285,000       285         70,965          --         --
Issuance of common stock
 for services                     51,038        51         63,747          --         --
Issuance of compensatory
 options to consultants               --        --         36,960          --         --
Shares cancelled in
 settlement (see Note 8)         (25,000)      (25)            25          --         --
Sale of stock by subsidiary           --        --        475,000          --         --
Issuance of note
 receivable-related party
Amortization of deferred
 compensation expense                 --        --             --          --         --
Cumulative translation
 adjustment                           --        --             --     (44,284)        --
Net loss                              --        --             --          --         --
                             -----------  ---------  ------------- ----------   ------------
Balance at December 31,
 1998                          8,401,783     8,402     10,770,214     (44,284)        --

Issuance of common stock
 upon conversion of note
 payable                       1,725,434     1,725      2,644,976          --         --
Embedded discount on
 convertible notes payable            --        --         64,348          --         --
Issuance of common stock
 and warrants for cash         5,671,652     5,672      7,820,640          --         --
Issuance of common stock
 upon exercise of warrants,
 net                              83,332        83        173,352          --         --
Issuance of common stock
 for services                     11,600        12         50,739          --         --
Issuance of common stock
 for purchase of minority        233,333       233        349,767          --         --
Adjustment due to
 acquisition of minority
 interest                             --        --       (475,000)         --         --
Sale and issuance of
 warrants in connection
 with                                 --        --        445,200          --         --
Compensation expense
 related to vesting                   --        --        499,688          --         --
Unearned Compensation                 --        --         12,188          --         --
Amortization of deferred
 compensation expense                 --        --             --          --         --
Cumulative translation
 adjustment                           --        --             --      44,399         --
Net loss                              --        --             --          --         --
                             -----------  ---------  ------------- ----------   --------
Balance at December 31,
 1999                         16,127,134    16,127     22,356,112         115         --

Issuance of common stock
 and warrants for cash         3,358,256     3,358     27,822,823          --         --
Issuance of common stock
 upon exercise of stock
 options                         686,500       687        581,563          --         --
Issuance of common stock
 upon exercise of warrants,
 net                           4,973,494     4,973     12,175,055          --         --
Issuance of common stock
 for services                      2,000         2          7,998          --         --
Issuance of compensatory
 options to consultants               --        --         65,610          --         --
Amortization of deferred
 compensation expense                 --        --             --          --         --
Unrealized loss from
 available-for-sale
 securities                           --        --             --          --   (109,725)
Cumulative translation
 adjustment                           --        --             --         207         --
Net loss                              --        --             --          --         --
                             -----------  --------   ------------- ----------  ---------
Balance at December 31,
 2000                         25,147,384   $25,147    $63,009,161     $   322  $(109,725)
                             ===========  ========   ============= ==========  =========


                                                                 NOTE           TOTAL
                               ACCUMULATED     DEFERRED       RECEIVABLE    STOCKHOLDERS'
                                  DEFICIT    COMPENSATION    RELATED PARTY     EQUITY
Balance at January 1, 1998     $ (8,181,434)    $(51,458)            --       (926,259)

Issuance of common stock
 for cash                                --           --             --      2,604,375
Issuance of common stock
 upon conversion of note
 payable                                 --           --             --        150,500

Embedded discount on
 convertible notes payable               --           --             --         70,100
Issuance of common stock
 upon exercise of stock
 options                                 --           --             --         71,250
Issuance of common stock
 for services                            --           --             --         63,793
Issuance of compensatory
 options to consultants                  --      (25,800)            --         11,160
Shares cancelled in
 settlement (see Note 8)                 --           --             --             --
Sale of stock by subsidiary              --           --             --        475,000
Issuance of note
 receivable-related party                                      (150,000)      (150,000)
Amortization of deferred
 compensation expense                    --       62,925             --         62,925
Cumulative translation
 adjustment                              --           --             --        (44,284)
Net loss                         (4,779,002)          --             --     (4,779,002)
                             ---------------  -----------    -----------  -------------
Balance at December 31,
 1998                           (12,960,436)     (14,333)      (150,000)    (2,390,437)

Issuance of common stock
 upon conversion of note
 payable                                 --           --             --      2,646,701
Embedded discount on
 convertible notes payable               --           --             --         64,348
Issuance of common stock
 and warrants for cash                   --           --             --      7,826,312
Issuance of common stock
 upon exercise of warrants,
 net                                     --           --             --        173,435
Issuance of common stock
 for services                            --           --             --         50,751
Issuance of common stock
 for purchase of minority                --           --        150,000        500,000
Adjustment due to
 acquisition of minority
 interest                                --           --             --       (475,000)
Sale and issuance of
 warrants in connection
 with                                    --           --             --        445,200
Compensation expense
 related to vesting                      --           --             --        499,688
Unearned Compensation                    --      (12,188)            --             --
Amortization of deferred
 compensation expense                    --       14,942             --         14,942
Cumulative translation
 adjustment                                           --             --         44,399
Net loss                         (2,490,600)          --             --     (2,490,600)
                             ---------------  -----------    -----------  ------------
Balance at December 31,
 1999                           (15,451,036)     (11,579)            --      6,909,739

Issuance of common stock
 and warrants for cash                   --           --             --     27,826,181
Issuance of common stock
 upon exercise of stock
 options                                 --           --             --        582,250
Issuance of common stock
 upon exercise of warrants,
 net                                     --           --             --     12,180,028
Issuance of common stock
 for services                            --           --             --          8,000
Issuance of compensatory
 options to consultants                  --           --             --         65,610
Amortization of deferred
 compensation expense                    --        2,438             --          2,438
Unrealized loss from
 available-for-sale
 securities                              --           --             --       (109,725)
Cumulative translation
 adjustment                              --           --                           207
Net loss                                 --           --             --             --
                             ---------------  -----------    -----------  ------------
Balance at December 31,
 2000                          $(15,451,036)    $ (9,141)   $        --    $47,464,728
                             ===============  ===========    ===========  ============

NEXMED, INC.
CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOWS

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                           2000            1999           1998
Cash flows from operating activities
 Net (loss)                                            $ (8,720,553)   $(2,490,600)    $(4,779,002)
 Adjustments to reconcile net loss to net cash from
  operating activities
  Depreciation and amortization                             257,149         56,378         341,217
  Minority interest                                              --        (73,920)       (235,822)
  Noncash compensation expense                               76,048        565,381         137,883
  Noncash interest expense                                       --        277,329          70,100
  Net loss on sale of marketable securities                   8,812             --              --
  Gain on sale of NexMed Asia                                    --     (1,810,296)             --
 Changes in assets and liabilities affecting
  operating cash flows
  Increase in accounts receivable                                --             --      (1,289,483)
  Decrease in notes receivable                            2,000,000             --              --
  Decrease (increase) in inventories                             --          8,898        (699,651)
  Increase in prepaid expense                              (632,477)      (114,315)       (124,007)
  (Decrease) increase in accounts payable and
   accrued expenses                                         688,843       (875,345)      1,405,189
                                                      -------------- --------------  --------------
  NET CASH USED IN OPERATING ACTIVITIES                  (6,322,178)    (4,456,490)     (5,173,576)
                                                      -------------- --------------  --------------
Cash flows from investing activities
 Capital expenditures                                    (3,309,957)      (247,745)       (498,758)
 Proceeds from sale of subsidiary, net                           --        343,441              --
 Increase in notes receivable-related party                      --             --        (150,000)
 Purchases of certificates of deposits and
  marketable securities                                 (23,368,745)            --              --
 Proceeds from sale/redemption of certificates of
  deposits and marketable securities                     15,162,880             --              --
 Advances to joint ventures                                      --             --       1,870,000
                                                      -------------- --------------  --------------
  NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES                                           (11,515,822)        95,696       1,221,242
                                                      -------------- --------------  --------------
Cash flows from financing activities
 Net borrowings under line of credit                             --             --       2,174,412
 Net decrease in due to joint venture partner                    --             --        (522,075)
 (Decrease) increase in due to officers                     (33,092)      (567,408)        600,500
 Issuance of common stock, net of offering costs         40,588,459      8,444,947       2,675,625
 Sale of stock by subsidiary                                     --             --         500,000
 Issuance of notes payable                                       --      1,132,500         527,735
 Repayment of notes payable                                (133,838)    (1,228,050)       (500,000)
                                                      -------------- --------------  --------------
  NET CASH FROM FINANCING ACTIVITIES                     40,421,529      7,781,989       5,456,197
                                                      -------------- --------------  --------------
Effect of foreign exchange on cash                              207         16,318          44,284
                                                      -------------- --------------  --------------
Net (decrease) increase in cash and cash equivalents     22,583,736      3,437,513       1,548,147
Cash and cash equivalents
 Beginning of period                                      5,118,849      1,681,336         133,189
                                                      -------------- --------------  --------------
 End of Period                                         $ 27,702,585    $ 5,118,849     $ 1,681,336
                                                      ============== ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


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

   The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $24,171,589 at December 31, 2000 and expects that it will incur additional losses in completing the research, development and commercialization of its technologies. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations and continued research and development. Management believes that the Company has the ability to obtain such additional financing and that its cash and cash equivalents, and marketable securities balances at December 31, 2000 will be sufficient to fund existing operations through at least December 31, 2001.

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

   MARKETABLE SECURITIES
   Marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. The Company classifies all debt securities and equity securities with readily determinable market value as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross realized gains and gross realized losses from the sales of securities classified as available-for-sale for the year ended December 31, 2000 were $9,653 and $18,465, respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to net income.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


   FAIR VALUE OF FINANCIAL INSTRUMENTS
   The carrying value of cash and cash equivalents, notes payable and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

   PROPERTY AND EQUIPMENT
   Property and equipment are stated at cost less accumulated depreciation. Depreciation of equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Depreciation of buildings is provided on a straight-line basis over its estimated useful life of 31 years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term. The costs of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

   LONG-LIVED ASSETS
   The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. No such impairment losses have been identified by the Company.

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

   At December 31, 2000, 1999 and 1998, outstanding options to purchase 3,582,675, 2,457,700 and 2,676,700 shares of common stock, respectively, with exercise prices ranging from $.25 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 2,291,549, 5,705,726 and 200,000 shares of common stock, respectively, with exercise prices ranging from $1.00 to $16.20 have also been excluded from the computation of diluted loss per share as they are

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


   antidilutive. Additionally, 500,000 common shares that were issuable upon conversion of notes payable have been excluded from the computation of Diluted EPS at December 31, 1998, as they are antidilutive.

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

   SUPPLEMENTAL CASH FLOW INFORMATION
   The Company paid interest of $10,413, $66,576 and $10,000 in 2000, 1999 and 1998, respectively. There was no cash paid for income taxes in each of 2000, 1999 and 1998.

   COMPREHENSIVE LOSS
   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the Company's financial statements. Comprehensive income is defined as the change in the Company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). Accumulated other comprehensive (loss) income included in the Company's balance sheet is comprised of translation adjustments from the Company's foreign subsidiaries and unrealized gains and losses on investment in marketable securities.

3. JOINT VENTURE AGREEMENTS

   In July 1997, the Company, through its wholly-owned subsidiary, NexMed (Asia) Limited, entered into an agreement to form a Chinese joint-venture company, NexMed Pharmaceuticals (Zhongshan) Ltd. (the "JV"), with Zhongshan Xiaolan Pharmaceuticals Factory (the "JV Partner"). In September 1997, the JV received all necessary Chinese government approvals to commence operations. Effective January 1, 1998, the Company completed its first year funding requirement of $2,170,000 and, as a result, the financial position and results of operations of the JV were included in the consolidated financial statements of the Company as of January 1, 1998.

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


   Company's common stock, exercisable at $3.00 per share. In conjunction with this transaction, the Company agreed to pay a consulting firm a 6% commission on the $4,000,000 in proceeds, as such proceeds are received, and issued the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share.

   At the date of sale, the Company's basis in the assets and liabilities of NexMed (Asia) Limited was $1,504,204. The Company has estimated the fair value of the warrants issued to Vergemont and the consulting firm to be approximately $372,000 and $73,000, respectively, resulting in a net gain on the transaction of $1,810,296. Such gain was initially deferred due to uncertainty regarding the ultimate realization of the two promissory notes issued. In February 2000 Vergemont repaid the $2,000,000 in promissory notes. As a result, the Company has recorded the gain on the sale of NexMed (Asia) Limited during 1999.

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

5. FIXED ASSETS

   Fixed assets at December 31, 2000 and 1999 are comprised of the following:

                                            2000                1999

   Building                            $ 2,264,964          $       -
   Machinery and equipment               1,073,723            267,601
   Furniture and fixtures                  144,215             98,863
   Leasehold improvements                  304,693            113,843
                                       -----------          ---------
   Less: accumulated depreciation         (390,298)          (135,818)
                                       -----------          ---------
                                       $ 3,397,297          $ 344,489
                                       ===========          =========


6. NOTES PAYABLE

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


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

7. RELATED PARTY TRANSACTIONS

   Amounts due to an officer of the Company at December 31, 1999 represents advances from an officer and director of the Company under an informal agreement. The advances bore interest at 12% per annum and were repaid in January 2000.

   During 1999 and 1998, the JV paid approximately $120,000 and $253,000 in rent and management fees, respectively, to the JV Partner.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


8. COMMON STOCK

   In August 2000, the Company completed unit offerings of 3,138,256 shares of its common stock and warrants to acquire 1,282,891 shares of its common stock to 25 accredited individuals and financial institutions. The warrants have an exercise price of $13.50 to $16.20 per share and a term of eighteen months. The price of the units ranged from $16.54 to $18.00, depending on the date of closing and/or amount of warrant coverage. The Company raised $26,848,139 in gross proceeds and $24,879,281 in net proceeds, after deducting commissions and offering expenses, in connection with these offerings. In addition, the Company issued warrants to acquire an aggregate of 305,426 shares of its common stock, with exercise prices ranging from $13.65 to $16.20 per share, to the placement agents in the offering.

   In April 2000, the Company completed a private placement of 220,000 shares of its common stock at $14.25 per share, raising gross proceeds of $3,135,000 and net proceeds, after deducting commissions and offering expenses, of $2,946,900.

   In September 1999, the Company completed a private placement of its securities at $3.00 per unit (the "Unit"), raising gross proceeds of $8,507,478 and net proceeds, after deducting commissions and offering expenses, of $7,826,312. Each Unit consisted of two shares of common stock and a warrant to purchase an additional share of common stock at $2.25 per share (the "Warrant"). Each warrant is redeemable by the Company if the closing price per share of common stock should reach $4.00 per share for 15 consecutive trading days. In addition, the Company issued warrants to acquire 553,232 shares of its common stock at $2.25 per share to the placement agent in the offering.

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

9. STOCKHOLDER RIGHTS PLAN

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


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

   Under the terms of the Rights Agreement, Dr. Y. Joseph Mo, who beneficially owned approximately 12.12% of the outstanding shares of the Company's Common Stock as of April 2000, will be permitted to continue to own such shares and to increase such ownership to up to 25% of the outstanding shares of Common Stock, without becoming an Acquiring Person and triggering a Distribution Date.

10. STOCK OPTIONS

   In November 1995, the Company granted options to certain officers and directors to purchase up to 560,000 shares of its common stock at an exercise price of $0.25 per share, which was the estimated fair value of the common stock at that time. The vesting of these options was contingent upon reaching certain market capitalization levels, as defined in the option agreements. 135,000 options vest if market capitalization reaches $2,000,000 by December 31, 1997 and an additional 135,000, 140,000 and 150,000 options vest if market capitalization reaches $3,000,000, $5,000,000 and $10,000,000, respectively. These options expire on December 1, 2002. During 1996, the market capitalization, as defined, of the Company exceeded $5,000,000, resulting in the vesting of 410,000 of these options and the recording of $665,000 of expense. In December 1999, the market capitalization, as defined, exceeded $10,000,000, resulting in the vesting of 130,000 of these options and the recording of $499,688 in expense. As of December 31, 2000, 50,000 of such options remain outstanding.

   During October 1996 the Company adopted a Non-Qualified Stock Option Plan ("Stock Option Plan") and reserved 100,000 shares of common stock for issuance pursuant to the Plan. During December 1996, the Company also adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan ("the Incentive Plan") and The NexMed, Inc. Recognition and Retention Stock Incentive Plan ("the Recognition Plan"). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders' approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. Options granted under the Company's plans generally vest over a period of three to five years.

   During 1998, the Company granted 80,000 fully-vested options to acquire shares of the Company's common stock to consultants under the Recognition Plan. The exercise prices of the options range from $2.00 to $2.50 per share, based upon the estimated fair value of the Company's common stock on the date of grant. The Company has recorded a total of $36,960 of expense related to these options during the year ended December 31, 1998.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


A summary of stock option activity is as follows:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                    NUMBER OF    EXERCISE
                                                     SHARES       PIRCE
Outstanding at January 1, 1998                      2,930,000     $1.49
 Granted                                              396,700      2.51
 Exercised                                           (285,000)     0.25
 Forfeited                                            (80,000)     0.25
 Cancelled                                           (285,000)     2.00
                                                  ------------ ----------
Outstanding at December 31, 1998                    2,676,700      1.73
 Granted                                               90,000      2.00
 Cancelled                                           (309,000)     2.34
                                                  ------------ ----------
Outstanding at December 31, 1999                    2,457,700      1.66
 Granted                                            1,962,225      5.43
 Exercised                                           (686,500)     0.85
 Cancelled                                           (150,750)     7.23
                                                  ------------ ----------
Outstanding at December 31, 2000                    3,582,675     $3.67
                                                  ============ ==========
Exercisable at December 31, 2000                    2,244,433     $2.59
                                                  ============ ==========
Exercisable at December 31, 1999                    2,366,700     $1.64
                                                  ============ ==========
Exercisable at December 31, 1998                    1,792,700     $1.66
                                                  ============ ==========
Options available for grant at December 31, 2000    3,780,825
                                                  ============


The following table summarizes information about options outstanding at December 31, 2000:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 --------------------------------------------------------------------------------
                                WEIGHTED AVERAGE
    RANGE OF         NUMBER        REMAINING     WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
$ 0.25 - 1.00          90,000      4.9 years           $ 0.58            90,000        $ 0.58
  2.00 - 2.50       1,677,200      6.5 years             2.05         1,610,000          2.05
  4.00 - 5.00       1,538,125      9.1 years             4.02           499,433          4.01
  6.50 - 8.00          97,500      9.5 years             7.77            30,000          7.25
 12.00 -16.50         179,850      9.8 years            15.20            15,000         16.25
                 -------------                   ---------------- -------------  ----------------
                    3,582,675                          $ 3.67         2,244,433        $ 2.59
                 =============                   ================ =============  ================

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


   Had compensation cost for option grants to employees pursuant to the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share, for the years ended December 31, 2000, 1999 and 1998, would have been increased by approximately $1,907,700, $464,000 and $803,200, respectively, or $.10,
   $.03 and $.11 per share, respectively. The weighted average grant date fair value of options granted during 2000, 1999 and 1998 was $3.62, $1.11 and $.96, respectively.

   The fair value of each option and warrant (see Note 10) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:


   Dividend yield                       0.0%
   Risk-free yields            4.39% - 6.71%
   Expected volatility         65.0% - 80.0%
   Option terms                   1-10 years


11. WARRANTS

   A summary of warrant activity is as follows:

                                                    WEIGHTED
                                   COMMON SHARES    AVERAGE
                                   ISSUABLE UPON    EXERCISE
                                      EXERCISE       PRICE
Outstanding at January 1, 1998        1,110,000      $ 3.59
 Cancelled                             (910,000)       4.00
                                  --------------- ----------
Outstanding at December 31, 1998        200,000        1.75
 Issued                               5,589,058        2.55
 Exercise                               (83,332)       2.25
                                  --------------- ----------
Outstanding at December 31, 1999      5,705,726        2.52
 Issued                               1,588,317       14.59
 Exercised                           (4,973,494)       2.54
 Redeemed                               (29,000)       2.25
                                  --------------- ----------
Outstanding at December 31, 2000      2,291,549      $10.85
                                  --------------- ----------


   In August 2000, the Company issued warrants to acquire an aggregate of 1,588,317 shares of its common stock to the investors and placement agents in a private placement of its securities (see Note 8). The warrants have exercise prices ranging from $13.50 to $16.20 per share and expire in February 2002.

   In May 1999, the Company issued warrants to acquire an aggregate of 2,200,000 shares of common stock at $3.00 per share in connection with the sale of NexMed (Asia) Limited (Note 3). Warrants to acquire 2,000,000 shares were exercised during 2000 and the remaining 200,000 are outstanding at December 31, 2000.

   In September 1999, the Company issued warrants to acquire an aggregate of 2,835,826 shares of common stock at $2.25 per share in connection with a private placement (Note 8). As of December-31, 1999, warrants to acquire 83,332 shares of common stock were exercised. In January 2000, the Company received $6,127,862

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


   million in gross proceeds from the exercise of the Warrants and issued 2,723,494 shares of is common stock. Each warrant was redeemable by the Company at $.001 per warrant if not exercised by close of business on January 14, 2000. The Company redeemed a total of 29,000 Warrant shares. In addition, the Company issued warrants to acquire 553,232 shares of its common stock at $2.25 per share to the placement agent in the offering. As of December 31, 2000, the placement agent has exercised 200,000 of such warrants and the remaining 353,232 remain outstanding.

   In conjunction with the issuance of the 6% Notes (see Note 6), the note holders and the placement agent received warrants to purchase an aggregate of 910,000 shares of the Company's common stock at an exercise price of $4.00. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $137,410 which has been accounted for as a debt discount and is being amortized over the life of the 6% Notes.

12. INCOME TAXES


   The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $10,000,000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $550,000. Internal Revenue Code
   Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

   The net operating loss carryforwards and tax credit carryforwards result in a noncurrent deferred tax benefit at December 31, 2000 of approximately $4,500,000. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

   For the years ended December 31, 2000, 1999 and 1998, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998


13. COMMITMENTS AND CONTINGENCIES

   The Company is a party to several short-term consulting and research agreements which, generally, can be cancelled at will by either party. The Company leases office space and research facilities under operating lease agreements expiring through 2005. Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2000:

   2001                  $345,533
   2002                   325,908
   2003                   109,569
   2004                    27,129
   2005                    22,104
                         --------

     TOTAL               $808,139
                         ========


   The Company also leases office space under a short-term lease agreements. Total rent expense was $325,666, $310,326 and $344,200 in 2000, 1999 and
   1998, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

   In 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

   The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and marketing operations in the United States, Hong Kong and Canada. Through May 1999, the Company also maintained a manufacturing facility in China through the JV (Note 3).

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998



   Geographic information as of December 31, 2000, 1999 and 1998 are as follows:


                               2000            1999           1998
NET REVENUES
 United States ..........   $        --    $        --     $        --
 China ..................            --      1,491,774       5,709,083
 Other foreign countries             --             --              --
                          -------------- --------------  --------------
                            $        --    $ 1,491,774     $ 5,709,083
                          ============== ==============  ==============
NET LOSS
 United States ..........   $(8,630,255)   $(4,041,824)    $(3,743,963)
 China ..................            --       (172,509)       (544,939)
 Other foreign countries        (90,298)     1,736,437        (490,100)
                          -------------- --------------  --------------
                            $(8,720,553)   $(2,477,896)    $(4,779,002)
                          ============== ==============  ==============
TOTAL ASSETS
 United States ..........   $39,516,217    $ 5,497,834     $   277,119
 China ..................            --             --       5,539,329
 Other foreign countries        473,465      2,084,798         108,180
                          -------------- --------------  --------------
                            $39,989,682    $ 7,582,632     $ 5,924,628
                          ============== ==============  ==============



15. SUBSEQUENT EVENTS

   In February 2001, the Company entered into a $5,000,000 line of credit facility for the purchase of equipment with GE Capital Corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 is set forth under the heading "Election of Directors" in the Company's Proxy Statement for the annual meeting of stockholders to be held in May 2001 (the "2001 Proxy Statement"), which is incorporated herein by this reference and "Executive Officers" of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by this reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


   (a)   1. Financial Statements:

         The information required by this item is included in Item 8 of Part II of this Form 10-K.

         2. Financial Statement Schedules

         Report of Independent Accountants on Financial Statement Schedule for the three years in the period ended December 31, 2000.

         Schedule II - Valuation and Qualifying Accounts.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Stockholders of NexMed, Inc.

In connection with our audits of the consolidated financial statements of NexMed, Inc. as of December 31, 1999, and 2000 and for each of the three years in the period ended December 31,2000, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in
Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 15, 2001

                                                                     SCHEDULE II




                                  NEXMED, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                     Balance at     Charged to      Charged to
                                                     Beginning       Costs and         Other                         Balance at
                   Description                        of Year        Expenses        Accounts        Deductions      End of Year
                   -----------                        -------        --------        --------        ----------      -----------
YEAR ENDED DECEMBER 31, 2000

      Valuation allowance - deferred tax asset      $2,495,647      $2,080,416                                       $4,576,063

YEAR ENDED DECEMBER 31, 1999
      Allowance for doubtful accounts                  157,040                                       ($157,040)               0
      Valuation allowance - deferred tax asset       2,413,290          82,357                                        2,495,647

YEAR ENDED DECEMBER 31, 1998
      Allowance for doubtful accounts                        0         157,040                                          157,040
      Valuation allowance - deferred tax asset       1,413,076       1,000,214                                        2,413,290

         All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.



         3. Exhibits


              EXHIBITS
              NO.             DESCRIPTION
              ----            -----------

               3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                              2.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

               3.2 By-laws of the Company (incorporated by reference to Exhibit 2.2 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

               3.3 Amendment to By-laws of the Company (incorporated by reference to Exhibit 2.3 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

               4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

               4.2 Rights Agreement and form of Rights Certificate (incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed with the Commission on April 10, 2000).

               4.3 Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed with the Commission on April 10,
                              2000).

               9 Form of Irrevocable Proxy (incorporated by reference to Exhibit 5.1 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on May 13, 1997).

               10.1 The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 6.4 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997).*

               10.2 The NexMed, Inc. Recognition and Retention Stock Incentive Plan incorporated by reference to
                              Exhibit 6.5 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997).*

               10.3 Form of Agreement dated November 15, 1995 between NexMed, Inc. and each of Y. Joseph Mo, Ph.D., Vivian H. Liu and Gilbert S. Banker, Ph.D, which are collectively commonly referred to by NexMed, Inc. as the Non-Qualified Performance Incentive Program (filed as Exhibit 4.2 to our Registration Statement on Form 8-A filed with the Securities and Exchange

                              Commission on December 22, 1999, including any amendment or report filed for the purpose of updating such information, and incorporated herein by reference). *

               10.4 License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited (We have requested confidential treatment for a portion of this exhibit, which portion has been omitted and filed separately with the Securities and Exchange Commission).

               10.5 The NexMed, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 6.6 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5,
                              1997).*

               10.6 Form of Unit Purchase Agreement between the Company and each investor who purchased units relating the Company's private placement dated August and July 2000 (incorporated by reference to Exhibit 4.2 filed with the Company's Form S-3 filed with the Securities and Exchange Commission on September 29, 2000).

               21             Subsidiaries.

               23 Consent of PricewaterhouseCoopers LLP, independent accountants.

* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


         b. Reports on Form 8-K

         The Company filed one report on Form 8-K during the fourth quarter ended December 31, 2000.

         Information regarding the item reported on is as follows:

         November 6, 2000 - the Company announced the clinical results for a completed U.S. Phase II study for Alprox-TD(R).

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Dated:  March 3, 2001              By:  /s/ Y. Joseph Mo
                                        -----------------------------
                                        Y. Joseph Mo
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      SIGNATURE                            TITLE                           DATE
      ---------                            -----                           ----


/s/ Y. JOSEPH MO
----------------------------        Chairman of the Board of Directors     March 3, 2001
Y. JOSEPH MO                        President and C.E.O.


/s/ VIVIAN H. LIU
----------------------------        Vice President, Chief Financial        March 3, 2001
VIVIAN H. LIU                       Officer and Secretary


/s/ JAMES YEAGER
----------------------------        Director, Vice-President, R&D and      March 3, 2001
JAMES YEAGER                        Business Development


/s/ GILBERT S. BANKER
---------------------------
GILBERT S. BANKER                   Director                               March 3, 2001


/s/ ROBERT W. GRACY
---------------------------         Director                               March 3, 2001
ROBERT W. GRACY


/s/ YU-CHUNG WEI
---------------------------
YU-CHUNG WEI                        Director                               March 3, 2001



                                  Exhibit Index

          Exhibit No.        Description
          -----------        -----------
              21             Subsidiaries.

              23 Consent of PricewaterhouseCoopers LLP, independent accountants.