Form 10-K/A
period 2000-12-31
NEXMED INC
filed 2001-03-08
CIK 1017491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

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

                                  NEXMED, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2000

                               ITEMS IN FORM 10-K


                                                                            Page
                                                                            ----
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................... 1

EXPLANATORY NOTE: This Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-22245), initially filed with the Securities and Exchange Commission on March 7, 2001, is filed solely to correct certain information in the Consolidated Statement of Changes in Stockholder's Equity which appears in Part II, Item 8, Financial Statements and Supplementary Data.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                           2

FINANCIAL STATEMENTS

         Consolidated Balance Sheets - December 31, 2000 and 1999           3

         Consolidated Statement of Operations and Comprehensive loss for
         the years ended December 31, 2000, 1999 and 1998                   4

         Consolidated Statement of Changes in Stockholders' Equity for
         years ended December 31, 1998, 1999 and 2000                       5

         Consolidated Statement of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                   6

NOTES TO FINANCIAL STATEMENTS                                               7

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
                             ===========  ========   ============= ==========  =========


                                                                 NOTE           TOTAL
                               ACCUMULATED     DEFERRED       RECEIVABLE    STOCKHOLDERS'
                                  DEFICIT    COMPENSATION    RELATED PARTY     EQUITY
Balance at January 1, 1998     $ (8,181,434)    $(51,458)            --       (926,259)

Issuance of common stock
 for cash                                --           --             --      2,604,375
Issuance of common stock
 upon conversion of note
 payable                                 --           --             --        150,500

Embedded discount on
 convertible notes payable               --           --             --         70,100
Issuance of common stock
 upon exercise of stock
 options                                 --           --             --         71,250
Issuance of common stock
 for services                            --           --             --         63,793
Issuance of compensatory
 options to consultants                  --      (25,800)            --         11,160
Shares cancelled in
 settlement (see Note 8)                 --           --             --             --
Sale of stock by subsidiary              --           --             --        475,000
Issuance of note
 receivable-related party                                      (150,000)      (150,000)
Amortization of deferred
 compensation expense                    --       62,925             --         62,925
Cumulative translation
 adjustment                              --           --             --        (44,284)
Net loss                         (4,779,002)          --             --     (4,779,002)
                             ---------------  -----------    -----------  -------------
Balance at December 31,
 1998                           (12,960,436)     (14,333)      (150,000)    (2,390,437)

Issuance of common stock
 upon conversion of note
 payable                                 --           --             --      2,646,701
Embedded discount on
 convertible notes payable               --           --             --         64,348
Issuance of common stock
 and warrants for cash                   --           --             --      7,826,312
Issuance of common stock
 upon exercise of warrants,
 net                                     --           --             --        173,435
Issuance of common stock
 for services                            --           --             --         50,751
Issuance of common stock
 for purchase of minority                --           --        150,000        500,000
Adjustment due to
 acquisition of minority
 interest                                --           --             --       (475,000)
Sale and issuance of
 warrants in connection
 with                                    --           --             --        445,200
Compensation expense
 related to vesting                      --           --             --        499,688
Unearned Compensation                    --      (12,188)            --             --
Amortization of deferred
 compensation expense                    --       14,942             --         14,942
Cumulative translation
 adjustment                                           --             --         44,399
Net loss                         (2,490,600)          --             --     (2,490,600)
                             ---------------  -----------    -----------  ------------
Balance at December 31,
 1999                           (15,451,036)     (11,579)            --      6,909,739

Issuance of common stock
 and warrants for cash                   --           --             --     27,826,181
Issuance of common stock
 upon exercise of stock
 options                                 --           --             --        582,250
Issuance of common stock
 upon exercise of warrants,
 net                                     --           --             --     12,180,028
Issuance of common stock
 for services                            --           --             --          8,000
Issuance of compensatory
 options to consultants                  --           --             --         65,610
Amortization of deferred
 compensation expense                    --        2,438             --          2,438
Unrealized loss from
 available-for-sale
 securities                              --           --             --       (109,725)
Cumulative translation
 adjustment                              --           --                           207
Net loss                         (8,720,533)          --             --     (8,720,553)
                             ---------------  -----------    -----------  ------------
Balance at December 31,
 2000                          $(24,171,589)    $ (9,141)   $        --    $38,744,175
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

NEXMED, INC.

Dated: March 8, 2001       By: /s/ Y. Joseph Mo
                               -------------------------------------------------
                               Y. Joseph Mo
                               Chairman of the Board of Directors, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                        TITLE                           DATE
     ---------                        -----                           ----


/s/ Y. Joseph Mo          Chairman of the Board of Directors      March 8, 2001
---------------------     President and C.E.O.
Y. JOSEPH MO

/s/ Vivian H. Liu         Vice President, Chief Financial         March 8, 2001
---------------------     Officer and Secretary
VIVIAN H. LIU


/s/ James Yeager          Director, Vice-President, R&D and       March 8, 2001
---------------------     Business Development
JAMES YEAGER

/s/ Gilbert S. Banker                                             March 8, 2001
---------------------     Director
GILBERT S. BANKER

/s/ Robert W. Gracy
---------------------     Director                                March 8, 2001
ROBERT W. GRACY


/s/ Yu-Chung Wei
---------------------     Director                                March 8, 2001
YU-CHUNG WEI