Form 10-Q
period 2001-03-31
NEXMED INC
filed 2001-05-15
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Nevada                               87-0449967
   -----------------------------------           ----------------------
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

Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 11, 2001, 25,402,654 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION...............................................  1

        Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheet at March 31, 2001
                  and December 31, 2000 ....................................  2

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2001 and March 31, 2000 .....  3

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and March 31, 2000 .....  4

                  Notes to Condensed Consolidated Unaudited Financial
                  Statements................................................  5

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation........................  7

        Item 3.   Quantitative and Qualitative Disclosures about
                  Market Risk...............................................  9

Part II. OTHER INFORMATION.................................................. 10

        Item 2.   Changes in Securities and Use of Proceeds................. 10

        Item 4.   Submission of Matters to a Vote of Security Holders....... 10

        Item 6.   Exhibits and Reports on Form 8-K.......................... 10

Signatures.................................................................. 12

Exhibit Index............................................................... 13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  NexMed, Inc.
                Condensed Consolidated Balance Sheets (Unaudited)

                                                                    March 31,        December 31,
                                                                       2001              2000
Assets
Current assets:
    Cash and cash equivalents                                        $ 22,967,951        $ 27,602,585
    Restricted Cash                                                       100,000             100,000
    Certificates of Deposit                                             3,648,000           2,976,000
    Marketable Securities                                               5,237,004           5,111,328
    Prepaid expenses and other assets                                   1,196,544             802,472
                                                                 -------------------------------------
       Total current assets                                            33,149,499          36,592,385

Property and equipment, net                                             4,525,240           3,397,297

                                                                 -------------------------------------
       Total assets                                                  $ 37,674,739        $ 39,989,682
                                                                 =====================================

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                  $ 1,192,610           $ 817,966
    Accounts payable and accrued expenses                                  93,888             427,541
                                                                 -------------------------------------
       Total current liabilities                                        1,286,498           1,245,507
                                                                 -------------------------------------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
       shares authorized                                                        -                   -
    Common stock, $.001 par value, 80,000,000
        shares authorized                                                  25,409              25,147
    Additional paid-in capital                                         63,973,020          63,009,161
    Accumulated deficit                                               (27,384,572)        (24,171,589)
    Deferred compensation                                                  (8,532)             (9,141)
    Unrealized loss marketable securities                                (217,134)           (109,725)
    Cumulative translation adjustments                                         50                 322
                                                                 -------------------------------------
       Total stockholders' equity                                      36,388,241          38,744,175
                                                                 -------------------------------------

       Total liabilities and stockholders' equity                    $ 37,674,739        $ 39,989,682
                                                                 =====================================

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)

                                                                             For the three months
                                                                                ended March 31,
                                                                      --------------------------------
                                                                          2001               2000
                                                                          ----               ----
Revenue
    Product sales                                                     $         -         $         -
    License fees                                                                -                   -
                                                                      ------------        ------------
        Total revenues                                                          -                   -
                                                                      ------------        ------------

Operating expenses
    Cost of product sales                                                       -                   -
    Selling, general and administrative                                 1,092,835             380,150
    Research and development                                            2,554,384           1,026,396
                                                                      ------------        ------------
        Total operating expenses                                        3,647,219           1,406,546
                                                                      ------------        ------------

Loss from operations                                                   (3,647,219)         (1,406,546)

Other Income
    Interest income, net                                                  408,273             130,594
    Other income                                                           25,963              37,742
                                                                      ------------        ------------
        Total other income                                                434,236             168,336


    Net loss                                                          $(3,212,983)        $(1,238,210)
                                                                      ------------        ------------

Other comprehensive loss
    Foreign currency translation adjustments                                 (272)                 70
    Unrealized loss on available-for-sale securities                     (107,409)               (799)
                                                                      ------------        ------------
        Total other comprehensive income                                 (107,681)               (729)

    Comprehensive Loss                                                 (3,320,664)         (1,238,939)
                                                                      ============        ============


Basic and diluted loss per share                                          $ (0.13)            $ (0.07)
                                                                      ------------        ------------

Weighted average common shares outstanding
    used for basic and diluted loss per share                          25,181,895          18,828,728
                                                                      ------------        ------------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                   For the three months
                                                                                     ended March 31,
                                                                          --------------------------------------
                                                                                   2001                 2000
                                                                                   ----                 ----
Cash flows from operating activities
    Net loss                                                                   $(3,212,983)         $(1,238,210)
    Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
       Depreciation and amortization                                               133,226               26,439
       Non-cash compensation expense                                               241,915                8,000
       Amortization of unearned compensation                                           609                  609
       Decrease in notes receivable                                                      -            2,000,000
       (Increase)/decrease in prepaid expenses and other assets                   (394,072)            (144,198)
       (Decrease)/Increase in account payable
         and accrued expenses                                                       40,991             (133,903)
                                                                          -----------------    -----------------
           Net cash used in operating activities                                (3,190,314)             518,737
                                                                          -----------------    -----------------

Cash flow from investing activities
    Capital expenditures                                                        (1,261,163)            (151,676)
    Purchase of marketable securities                                             (239,895)            (100,268)
    Purchase of certificates of deposit                                           (964,000)          (1,804,000)
    Sales of marketable securities                                                   6,810                    -
    Sales of certificates of deposit                                               292,000                    -
                                                                          -----------------    -----------------
           Net cash used in investing activities                                (2,166,248)          (2,055,944)
                                                                          -----------------    -----------------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                                        722,200            6,213,278
    Decrease in due to officer                                                           -              (33,092)
    Repayment of notes payable                                                           -             (133,838)
                                                                          -----------------    -----------------
           Net cash from financing activities                                      722,200            6,046,348
                                                                          -----------------    -----------------

Net increase (decrease) in cash                                                 (4,634,362)           4,509,141

Effect of foreign exchange on cash                                                    (272)               8,652

Cash, beginning of period                                                       27,602,585            5,118,849
                                                                          -----------------    -----------------

Cash, end of period                                                           $ 22,967,951          $ 9,636,642
                                                                          =================    =================

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 - 01 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company expects to incur a substantial increase in the Alprox clinical development expense during the remainder of 2001, as the product candidate continues through its clinical trials. As a result, the Company expects to incur increasing operation losses in 2001 over those incurred in 2000.

2.   LOSS PER SHARE

Since the Company incurred net losses in all periods presented, outstanding options and warrants to purchase shares of Common Stock were not included in diluted per share calculations, as their effect would be antidilutive.

3.   LINE OF CREDIT

In February 2001, the Company entered into a $5,000,000 line of credit facility for the purchase of equipment with GE Capital Corporation. As of May 2001, the Company has not accessed the line of credit.

4.   WARRANTS

On February 20, 2001, the Company engaged the financial services of M.H. Meyerson & Company on a non-exclusive basis. Under the terms of the agreement, the Company issued to Meyerson 100,000 warrants, at $13.00 per share, of which 34,000 warrants vested immediately and the remaining warrants vesting in two equal installments on May 20, 2001 and August 20, 2001. The warrants have a three-year term. In accordance with EITF 96-18, the Company has recorded approximately $150,000 of consulting expense related to these options during the three months ended March 31, 2001 and will record additional charges in the future as the balance of the warrants vest.

On March 21, 2001, the Company issued 200,000 shares of Common Stock for the exercise of warrants and received gross proceeds of $600,000. These warrants were issued as commission paid in connection with the sale of the Company's Asian operations in May 1999.

5.   SUBSEQUENT EVENTS

At the Annual Meeting of Shareholders on May 7, 2001, the Shareholders adopted the Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including the factors discussed or referenced below.

GENERAL.

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are currently focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement topical delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin. The NexACT(R) transdermal drug delivery technology is designed to enhance absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology would improve therapeutic outcomes and reduce gastrointestinal or other systemic side effects that often accompany oral medications.

         We are incorporating the NexACT(R) technology in the development of Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("ED") and Femprox(TM), also an alprostadil-based cream, for the treatment of female sexual arousal disorder ("FSAD"). We are also exploring the application of the NexACT(R) technology to other drug compounds and working on the development of new products, such as a topical treatment for nail fungus, a topical non-steroidal anti-inflammatory drug ("NSAID") treatment for pain and inflammation, and a topical anti-emetic cream for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy. We are also exploring potential collaboration opportunities with other pharmaceutical companies which would utilize the NexACT(R) technology in developing alternative applications for existing drug products with expiring patents.

         In September 2000, we completed a Phase II clinical study of Alprox-TD(R) in 161 men with mild to moderate ED at 12 clinical sites in the United States and in March 2001, we completed an additional Phase II study of Alprox-TD(R) in 140 men with severe ED at 7 clinical sites in the United States. The two Phase II studies were randomized, parallel, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of different doses of Alprox-TD(R) versus placebo in patients diagnosed with ED. Both sets of data have been sent to the FDA for review. Pending FDA concurrence, we intend to initiate our planned Phase III clinical program, which will enroll 2,500 mild to moderate and severe patients at 80 sites in the U.S.

         For Femprox(TM), we have completed three Phase I clinical studies in the United States which examined the safety of different doses of Femprox(TM) versus placebo in a total of 72 patients. In May 2001, we intend to initiate a Phase II study on 110 patients at 12 sites in the United States. The Phase II study is randomized, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of the Femprox(TM) cream versus a placebo, in pre-menopausal women diagnosed with FSAD.

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

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED MARCH 31 OF 2001 AND OF 2000.

         Revenues. We recorded no revenues during the first three months of operations in 2001 and 2000. We expect that during the fourth quarter of 2001, we will record revenues for royalty payments and payments for manufacturing supplies from our Asian licensee, associated with the sale of our proprietary ED treatment in China, which will be marketed under the Befar(R) trademark.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $1,092,835 during the first three months of operation in 2001 as compared to $380,150 during the same period in 2000. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs. We expect that total general and administrative spending in 2001 will continue to increase with our anticipated growth during 2001.

         Research and Development Expenses. Our research and development expenses for the first three months of operation in 2001 and 2000 were $2,554,384 and $1,026,396, respectively. The increase is attributable to the scaling-up of our U.S. clinical trials on Alprox-TD(R) and Femprox(TM), additional research and development personnel, expansion of our laboratory facilities in Lawrence, KS and Robbinsville, NJ, and the completion of our manufacturing facility in East Windsor, NJ. We expect that total research and development spending in 2001 will continue to increase with the initiation and progression of advanced and costly U.S. clinical activities on the Alprox-TD(R) and Femprox(TM) creams and our application of the NexACT(R) technology to other drug compounds as well as our development of new products.

         Interest Income. Interest income was $408,273 during the first three months of 2001, compared with $130,594 during the same period in 2000. This is the result of the investment of proceeds from private placements and the exercise of warrants.

         Net Loss. The net loss applicable to common stockholders was $3,212,983 or a loss of $0.13 per share for the first three months of operation in 2001, compared with $1,238,210 or a loss of $0.07 per share for the same period in 2000. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including the ongoing clinical studies and the increase to our infrastructure to support these activities.

LIQUIDITY AND CAPITAL RESOURCES.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through March 31, 2001, we had an accumulated deficit of $27,384,572. Our operations have principally been financed through private placements of equity securities and debt financing. Since September 1999, we have completed four private placements of our common stock and warrants to purchase our common stock, raising gross proceeds of approximately $38.49 million. During the same period, we raised an additional $13.2 million as a result of exercises of warrants and options to purchase our common stock. The timing and size of the exercise of the warrants and options are determined by the decisions of the respective warrant and option holders, and are not controlled by us. For this and other reasons, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

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

         At March 31, 2001, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $32 million compared to $9.6 million at March 31, 2000. We have allocated our cash reserves for our operational requirements, and for the U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams, the development program on the Viratrol(R) device, and the completion of our new manufacturing facility for compliance with Good Manufacturing Practices (GMP) as required by the FDA. In February 2001, we entered into a financial arrangement with GE Capital Corporation for a $5 million line of credit for the purchase of equipment (i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. We believe that our current cash reserves are adequate to support our continuing operations for at least the next twelve months. However, we may require additional financing for the next phase of our development programs and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such financing will be available to us on acceptable terms, if at all.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to our exposures to market risk since December 31, 2000.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In February 2001, we issued warrants to purchase 100,000 shares of Common Stock at $13.00 per share to M.H. Meyerson & Company, for non-exclusive financial and banking services. The warrants have a term of three years, with 34,000 warrants vesting immediately and the remaining warrants vesting in two equal installments on May 20, 2001 and August 20, 2001.

         In March 2001, we issued 200,000 shares of Common Stock in connection with the exercise of warrants issued pursuant to an exemption from registration under the Securities and Exchange Act of 1934, as provided by Regulation S. The Company received gross proceeds in the amount of $600,000 as a result of the exercise of such warrants. The warrants were originally issued as commission paid in connection with the sale of the Company's Asian operations in May 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         These are the results of voting by stockholders present or represented by proxy at our annual meeting on May 7, 2001:

Item 1. ELECTION OF DIRECTORS. The stockholders elected the following persons to serve as directors of the Company until the next annual meeting or until their successors are elected:

          Name of Director         Votes For           Votes Withheld
          ----------------         ---------           --------------
          Robert W. Gracy          20,218,798            1,371,487
         Stephen M. Sammut         20,218,746            1,371,539

Item 2. PROPOSAL TO APPROVE AND ADOPT THE AMENDED AND RESTATED NEXMED, INC. STOCK OPTION AND LONG-TERM INCENTIVE COMPENSATION PLAN. The stockholders approved the Board's proposal to amend the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (the "Stock Plan") to: (i) assure that stock options granted the Stock Plan are qualified "performance-based compensation" and thereby exempt from the application of Section 162(m) of the Internal Revenue Code and (ii) make further changes in the nature of updating the Stock Plan for market practices and making technical corrections. There were 19,746,722 votes approving the amendment; 1,799,603 votes against; 43,960 votes abstaining; and no broker non-votes. A copy of the Stock Plan is attached to this report as Exhibit 10.1.

Item 3. RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 2001. There were 20,398,378 votes for ratification; 1,046,881 votes against; 145,026 votes abstaining; and no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit Number      Description
     --------------      -----------

     10.1 Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEXMED, INC.

Date: May 11, 2001                     /s/ Y. Joseph Mo
     --------------                    -----------------------------------
                                       Y. Joseph Mo
                                       Chairman of the Board of Directors,
                                       President and C.E.O.


Date: May 11, 2001                     /s/ Vivian H. Liu
     --------------                    -----------------------------------
                                       Vivian H. Liu
                                       Vice President, Chief Financial
                                       Officer and Secretary

EXHIBIT INDEX

Exhibit Number        Description
--------------        -----------

     10.1 Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan