Form 10-Q
period 2001-06-30
NEXMED INC
filed 2001-08-13
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001


                         Commission file number 0-22245

                                  NEXMED, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


              Nevada                                       87-0449967
------------------------------------                  -----------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)


                 350 Corporate Boulevard, Robbinsville, NJ 08691
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (609) 208-9688
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 10, 2001, 25,496,654 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

                                Table of Contents

                                                                                                          Page

Part I. FINANCIAL INFORMATION..............................................................................1-9

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at June 30, 2001 and
                  December 31, 2000 .........................................................................1

                  Unaudited Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2001 and June 30, 2000 ......................................2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2001 and June 30, 2000 ..............................................3

                  Notes to Condensed Consolidated Unaudited Financial Statements.............................4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operation ............................................................................5-9

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................9

Part II. OTHER INFORMATION................................................................................9-10

        Item 6.   Exhibits and Reports on Form 8-K...........................................................9

Signatures..................................................................................................10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                  NEXMED, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       June 30,        December 31,
                                                                         2001             2000
Assets
Current assets:
    Cash and cash equivalents                                       $ 18,756,207        27,602,585
    Restricted Cash                                                            -           100,000
    Certificates of Deposit                                            4,332,000         2,976,000
    Marketable Securities                                              4,751,509         5,111,328
    Prepaid expenses and other assets                                    912,230           802,472
                                                                    ------------        ----------
        Total current assets                                          28,751,946        36,592,385
Fixed assets, net                                                      5,357,105         3,397,297
                                                                    ------------        ----------
        Total assets                                                $ 34,109,051        39,989,682
                                                                    ============        ==========

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                   $ 910,392           817,966
    Accounts payable and accrued expenses                                194,695           427,541
                                                                    ------------        ----------
        Total current liabilities                                      1,105,087         1,245,507
                                                                    ------------        ----------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000
      shares authorized, none issued and outstanding                        -                 -
    Common stock, $.001 par value, 40,000,000
      shares authorized, 25,411,934 at June 30, 2001 and
      25,147,384 at December 31, 2000 issued and
      outstanding, respectively                                           25,412            25,147
    Additional paid-in capital                                        64,158,379        63,009,161
    Accumulated deficit                                              (30,972,804)      (24,171,589)
    Deferred compensation                                                 (7,923)           (9,141)
    Unrealized loss on marketable securities                            (199,007)         (109,725)
    Cumulative translation adjustments                                       (93)              322
                                                                    ------------        ----------
        Total stockholders' equity                                    33,003,964        38,744,175
                                                                    ------------        ----------
        Total liabilities and stockholders' equity                  $ 34,109,051        39,989,682
                                                                    ============        ==========


       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                             For the six months               For the three months
                                                                ended June 30,                   ended June 30,
                                                         ---------------------------      -----------------------------
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----
Revenue
    Product sales                                        $      -        $      -         $      -         $      -
    License fees                                                -               -                -                -
                                                         -----------     -----------      -----------      -----------
        Total revenues                                          -               -                -                -
                                                         -----------     -----------      -----------      -----------

Operating expenses
    Cost of product sales                                       -                                -                -
    Selling, general and administrative                    2,197,823       1,143,767        1,104,988          763,617
    Research and development                               5,262,485       2,879,458        2,708,101        1,853,062
                                                         -----------     -----------      -----------      -----------
        Total operating expenses                           7,460,308       4,023,225        3,813,089        2,616,679
                                                         -----------     -----------      -----------      -----------

Loss from operations                                      (7,460,308)     (4,023,225)      (3,813,089)      (2,616,679)

Other Income (expense)
    Interest income (expense), net                           721,786         272,517          313,513          141,923
    Other income (expense)                                   (62,693)         43,270          (88,656)           5,528
                                                         -----------     -----------      -----------      -----------
        Total Other income (expense)                         659,093         315,787          224,857          147,451

    Net loss                                              (6,801,215)     (3,707,438)      (3,588,232)      (2,469,228)
                                                         -----------     ------------     -----------      -----------
Other comprehensive income
    Foreign currency translation adjustments                    (415)             36             (143)             (34)
    Unrealized loss on available-for-sale securities         (89,282)        (16,295)        (196,691)         (15,496)
                                                         -----------     -----------      -----------      -----------
        Total other comprehensive income                     (89,697)        (16,259)        (196,834)         (15,530)

    Comprehensive Loss                                   $(6,890,912)    $(3,723,697)     $(3,375,066)     $(2,484,758)
                                                         ===========     ===========      ===========      ===========
Basic and diluted loss per share                         $     (0.31)    $     (0.19)     $     (0.14)     $     (0.13)
                                                         -----------     -----------      -----------      -----------
Weighted average common shares outstanding
    used for basic and diluted loss per share             22,017,394      19,362,818       25,408,906       19,680,518
                                                         -----------     -----------      -----------      -----------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                            For the six months
                                                                              ended June 30,
                                                                      ------------------------------------
                                                                          2001               2000
                                                                          ----               ----
Cash flows from operating activities
    Net loss                                                          $(6,801,215)       $(3,707,438)
    Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
       Depreciation and amortization                                      246,652             67,356
       Non-cash compensation expense                                      379,675             63,740
       Amortization of unearned compensation                                1,218              1,219
       Gain on sale of marketable securities                                                    (325)
       Loss on disposal of assets                                         112,687
       Non-cash insurance expense                                           3,632                -
       Decrease in notes receivable                                          -             2,000,000
       (Increase)/decrease in prepaid expenses and other assets          (106,126)          (519,812)
       (Decrease)/Increase in account payable
         and accrued expenses                                            (140,420)          (238,435)
                                                                      -----------        -----------
           Net cash used in operating activities                       (6,307,529)        (2,333,695)
                                                                      -----------        -----------

Cash flow from investing activities
    Capital expenditures                                               (2,319,141)          (335,098)
    Purchase of marketable securities                                    (267,411)          (764,061)
    Purchase of certificates of deposit                                (2,884,000)        (2,369,000)
    Sales of marketable securities                                        534,316             38,109
    Sales of certificates of deposit                                    1,528,000               -
                                                                      -----------        -----------
           Net cash used in investing activities                       (3,408,236)        (3,430,050)
                                                                      -----------        -----------

Cash flow from financing activities
    Issuance of common stock, net of offering
      costs                                                               732,200         15,181,178
    Return of gain on stock by former employee                             37,602               -
    Decrease in due to officer                                               -               (33,092)
    Repayment of notes payable                                               -              (133,838)
                                                                      -----------        -----------
           Net cash from financing activities                             769,802         15,014,248
                                                                      -----------        -----------

Net increase (decrease)in cash                                         (8,945,963)         9,250,503

Effect of foreign exchange on cash                                           (415)             4,718

Cash, beginning of period                                              27,702,585          5,118,849
                                                                      -----------        -----------

Cash, end of period                                                   $18,756,207        $14,374,070
                                                                      ===========        ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 - 01 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company expects to incur a substantial increase in the Alprox-TD and Femprox clinical development expenses during the remainder of 2001, as the product candidates continue through clinical trials. As a result, the Company expects to incur increasing operating losses in 2001 over those incurred in 2000.

2.  LOSS PER SHARE

At June 30, 2001, options to acquire 3,582,675 shares of common stock with exercise prices ranging from $.25 to $16.25 per share and warrants to acquire 2,191,549 shares of common stock with exercised prices ranging from $2.25 to $16.20 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company adopted these statements effective January 31, 2001. Statements 133 and 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement and cease amortization of goodwill effective January 1, 2002. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial condition or results of operations.

4.  LINE OF CREDIT

In February 2001, the Company entered into a $5,000,000 line of credit facility for the purchase of equipment with GE Capital Corporation. As of August 2001, the Company has not accessed this line of credit.

5.  RELATED PARTY TRANSACTION

In July 2001, the Company advanced $100,000 to an officer. The advance is evidenced by a promissory note which bears interest at 5% per annum and is due in April 2002.

6.  SUBSEQUENT EVENT

In August 2001, a former director exercised a total of 90,000 options at $2.00 - $4.00 per option share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to the factors discussed or referenced below.


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

         We are incorporating the NexACT(R) technology in the development of Alprox-TD(R), an alprostadil cream for the treatment of male erectile dysfunction ("ED") and Femprox(TM), also an alprostadil-based cream, for the treatment of female sexual arousal disorder ("FSAD"). We are also exploring the application of the NexACT(R) technology to other drug compounds and working on the development of new products, such as a topical treatment for nail fungus, a topical non-steroidal anti-inflammatory drug treatment for pain and inflammation, and a topical anti-emetic cream for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy. We are also exploring potential collaboration opportunities with other pharmaceutical companies which would utilize the NexACT(R) technology in developing alternative applications for existing drug products with expiring patents.

         We completed two Phase II clinical studies for Alprox-TD(R), which were conducted at different clinical research centers throughout the United States. The two studies were randomized, parallel, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of different doses of Alprox-TD(R) versus placebo in 300 patients diagnosed with mild to moderate and severe ED. We have submitted the Phase II clinical data to the FDA for review and have requested a meeting with FDA officials to review the Phase III clinical protocols for Alprox-TD(R). The purpose of the meeting, which is scheduled to take place in mid September 2001, is to ensure that all FDA criteria are met when we conduct the proposed Phase III pivotal trials and thus facilitate the review and approval process for the New Drug Application for Alprox-TD(R). Pending FDA concurrence, we intend to initiate our planned Phase III clinical program, which will enroll up to 2,500 mild to moderate and severe patients at 80 clinical research centers throughout the United States. Internationally, our proprietary ED treatment was launched in China in June 2001 under the Befar(R) trademark.

         For Femprox(TM), we have initiated a Phase II study on 110 patients at 12 clinical sites in the United States. The Phase II study is randomized, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of the Femprox(TM) cream versus a placebo, in pre-menopausal women diagnosed with FSAD.

         Another product we are continuing to develop is the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex lesions without the use of drugs. The Viratrol(R) device is hand-held and non-invasive. It topically delivers a minute electrical current to an infected site and may block lesions from forming and/or shorten healing time once lesions develop. We have allocated sufficient funds for our U.S. clinical development program on the Viratrol(R) device which we intend to initiate during 2001.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED JUNE 30 OF 2001 AND OF 2000.

         Revenues. We recorded no revenues during the second quarter of operations in 2001 and 2000. We expect that during the fourth quarter of 2001, we will record modest revenues for royalty payments and payments for manufacturing supplies from our Asian licensee, associated with the sale of our proprietary ED treatment in China.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $1,104,988 during the second quarter in 2001 as compared to $763,617 during the same period in 2000. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs. We expect that total general and administrative spending in 2001 will continue to increase with our anticipated growth during 2001.

         Research and Development Expenses. Our research and development expenses for the second quarter of operation in 2001 and 2000 were $2,708,101 and $1,853,062, respectively. The increase is attributable to the scaling-up of our U.S. clinical trials on Alprox-TD(R) and Femprox(TM), additional research and development personnel, expansion of our laboratory facilities in Lawrence, KS and Robbinsville, NJ, and the increased depreciation and amortication resulting from the Good Manufacturing Practices (GMP) development of our manufacturing facility in East Windsor, NJ. We expect that total research and development spending in 2001 will continue to increase with the initiation and progression of advanced and costly U.S. clinical activities on the Alprox-TD(R) and Femprox(TM) creams and our application of the NexACT(R) technology to other drug compounds as well as our development of new products.

         Interest Income. Interest income was $313,513 during the second quarter of operation in 2001, compared with $141,923 during the same period in 2000. This is the result of the investment of proceeds from private placements and the exercise of warrants.

         Net Loss. The net loss applicable to common stockholders was $3,588,232 or a loss of $0.14 per share for second quarter of operation in 2001, compared with $2,469,228 or a loss of $0.13 per share for the same period in 2000. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including the ongoing clinical studies and the increase to our infrastructure to support these activities.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE SIX MONTHS ENDED JUNE 30 OF 2001 AND OF 2000.

         Revenues. We recorded no revenues during the first six months of operations in 2001 and 2000. We expect that during the fourth quarter of 2001, we will record modest revenues for royalty payments and payments for manufacturing supplies from our Asian licensee, associated with the sale of our proprietary ED treatment in China.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $2,197,823 during the first six months in 2001 as compared to $1,143,767 during the same period in 2000. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs. We expect that total general and administrative spending in 2001 will continue to increase with our anticipated growth during 2001.

         Research and Development Expenses. Our research and development expenses for the first six months of operation in 2001 and 2000 were $5,262,485 and $2,879,458, respectively. The increase is attributable to the scaling-up of our U.S. clinical trials on Alprox-TD(R) and Femprox(TM), additional research and development personnel, expansion of our laboratory facilities in Lawrence, KS and Robbinsville, NJ, and the increased depreciation and amortization resulting from the GMP development of our manufacturing facility in East Windsor, NJ. We expect that total research and development spending in 2001 will continue to increase with the initiation and progression of advanced and costly U.S. clinical activities on the Alprox-TD(R) and Femprox(TM) creams and our application of the NexACT(R) technology to other drug compounds as well as our development of new products.

         Interest Income. Interest income was $721,786 during the first six months of 2001, compared with $272,517 during the same period in 2000. This is the result of the investment of proceeds from private placements and the exercise of warrants.

         Net Loss. The net loss applicable to common stockholders was $6,801,215 or a loss of $0.31 per share for the first six months of operation in 2001, compared with $3,707,438 or a loss of $0.19 per share for the same period in 2000. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including the ongoing clinical studies and the increase to our infrastructure to support these activities.

LIQUIDITY AND CAPITAL RESOURCES.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through June 30, 2001, we had an accumulated deficit of $30,972,804. Our operations have principally been financed through private placements of equity securities and debt financing. We may require additional financing for the next phase of our development programs and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such financing will be available to us on acceptable terms, if at all. For this and other reasons, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

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

         At June 30, 2001, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $27.7 million. We have allocated our cash reserves for our operational requirements, and for the U.S. clinical studies on the Alprox-TD(R) and Femprox(TM) creams, the development program on the Viratrol(R) device, and the completion of our new manufacturing facility for compliance with GMP as required by the FDA. We believe that our cash reserves are adequate to support our continuing operations for at least the next twelve months.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to our exposures to market risk since December 31, 2000.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       None.

(b) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NEXMED, INC.


Date:  August 13, 2001                       /s/ Y. Joseph Mo
     -----------------                       -----------------------------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and C.E.O.