Form 10-Q
period 2001-09-30
NEXMED INC
filed 2001-11-14
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001


                         Commission file number 0-22245

                                  NEXMED, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Nevada                                 87-0449967
-----------------------------------------           ----------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

                 350 Corporate Boulevard, Robbinsville, NJ 08691
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 208-9688
-----------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
-----------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed
                           Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 13, 2001, 25,536,654 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

                                Table of Contents


                                                                                                          Page
Part I. FINANCIAL INFORMATION..............................................................................1-9

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at September 30, 2001 and
                  December 31, 2000 .........................................................................1

                  Unaudited Condensed Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 2001 and September 30, 2000 ...............................2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2001 and September 30, 2000 ....................................3

                  Notes to Condensed Consolidated Unaudited Financial Statements.............................4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operation ..............................................................................6

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................9

Part II. OTHER INFORMATION................................................................................9-10

        Item 6.   Exhibits and Reports on Form 8-K...........................................................9

Signature...................................................................................................10


PART 1: FINANCIAL INFORMATION
FINANCIAL STATEMENTS


                                  NEXMED, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                              September 30,      December 31,
                                                                                  2001               2000
                                                                            ---------------    ----------------
        Assets
        ------
        Current assets:
           Cash and cash equivalents                                           $ 15,916,727       $ 27,602,585
           Restricted cash                                                                -            100,000
           Certificates of deposit                                                4,232,000          2,976,000
           Marketable securities                                                  4,579,027          5,111,328
           Prepaid expenses and other assets                                      1,165,489            802,472
                                                                            ---------------     ---------------
              Total current assets                                               25,893,243         36,592,385

        Fixed assets, net                                                         6,020,546          3,397,297
                                                                            ---------------     ---------------
              Total assets                                                     $ 31,913,789       $ 39,989,682
                                                                            ===============     ===============

        Liabilities and stockholders' equity
        ------------------------------------
        Current liabilities:
           Accounts payable                                                    $    985,744       $    817,966
           Accounts payable and accrued expenses                                    155,060            427,541
           Current portion of capital lease obligations                             219,122                  -
                                                                             ---------------     ---------------
              Total current liabilities                                           1,359,926          1,245,507
                                                                             ---------------     ---------------
        Long term liabilities:
           Capital lease obligations, net of current portion                        604,091                  -
                                                                             ---------------     ---------------
              Total long term liabilities                                           604,091                  -
                                                                             ---------------     ---------------

        Commitments and contingencies
        Stockholders' equity:
           Preferred stock, $.001 par value, 10,000,000
             shares authorized, none issued and outstanding                            -                     -
           Common stock, $.001 par value, 40,000,000
             shares authorized, 25,516,934 and 25,147,384 issued
             and outstanding, respectively                                           25,517             25,147
           Additional paid-in capital                                            64,508,213         63,009,161
           Accumulated deficit                                                  (34,429,528)       (24,171,589)
           Deferred compensation                                                     (7,313)            (9,141)
           Unrealized loss marketable securities                                   (147,436)          (109,725)
           Cumulative translation adjustments                                           319                322
                                                                             ---------------     ---------------
              Total stockholders' equity                                         29,949,772         38,744,175
                                                                             ---------------     ---------------
              Total liabilities and stockholders' equity                       $ 31,913,789       $ 39,989,682
                                                                            ================     ===============


       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                                      For the nine months                   For the three months
                                                                      ended September 30,                    ended September 30,
                                                                  -------------------------          ----------------------------
                                                                     2001           2000                  2001            2000
                                                                  -----------   ------------         --------------   -----------
             Operating expenses
                Cost of product sales                            $      -       $      -             $        -       $     -
                Selling, general and administrative                 3,315,852     1,892,264            1,118,029          748,497
                Research and development                            7,823,185     4,472,174            2,560,700        1,592,716
                                                                 ------------   -----------          -----------      -----------
                    Total operating expenses                       11,139,037     6,364,438            3,678,729        2,341,213
                                                                 ------------   -----------          -----------      -----------
             Loss from operations                                 (11,139,037)   (6,364,438)          (3,678,729)      (2,341,213)

             Other Income (expense)
                Interest income, net                                1,064,379       735,552              342,593          463,035
                Other income (expense)                               (183,688)       78,866             (120,995)          35,596
                                                                 ------------   -----------          -----------      -----------
                    Total Other income (expense)                      880,691       814,418              221,598          498,631


                Net loss                                          (10,258,346)   (5,550,020)          (3,457,131)      (1,842,582)
                                                                 ------------   -----------          -----------      -----------
             Other comprehensive income
                Foreign currency translation adjustments                   (3)         (138)                 412             (174)
                Unrealized loss on available-for-sale securities      (37,711)      (23,368)              51,571           (7,073)
                                                                 ------------   -----------          -----------      -----------
                    Total other comprehensive income                  (37,714)      (23,506)              51,983           (7,247)

                Comprehensive Loss                               $(10,296,060)  $(5,573,526)         $(3,405,148)     $(1,849,829)
                                                                 ============   ===========          ===========      ===========

             Basic and diluted loss per share                         $ (0.40)  $     (0.27)         $     (0.14)     $     (0.08)
                                                                 ------------   -----------          -----------      -----------
             Weighted average common shares outstanding
                used for basic and diluted loss per share          25,357,166    20,834,767           25,476,499       22,418,506
                                                                 ------------   -----------          -----------      -----------



       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.

           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                              For the nine months
                                                                                                September 30,
                                                                                       -------------------------------------
                                                                                            2001                 2000
                                                                                       -----------------    ----------------
              Cash flows from operating activities
                 Net loss                                                                 $(10,258,346)        $ (5,550,020)
                 Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
                    Depreciation and amortization                                              382,473              177,976
                    Non-cash compensation expense                                              504,615               63,740
                    Amortization of unearned compensation                                        1,828                1,828
                    Loss on disposal of assets                                                 112,687                -
                    Net loss on sale of marketable securities                                  137,824                5,714
                    Decrease in notes receivable                                                 -                2,000,000
                    (Increase)/decrease in prepaid expenses and other assets                  (355,081)            (795,581)
                   (Decrease)/Increase in account payable
                      and accrued expenses                                                    (104,702)             (77,052)
                                                                                          --------------       -------------
                       Net cash used in operating activities                                (9,578,702)          (4,173,395)

              Cash flow from investing activities
                 Capital expenditures                                                       (2,253,100)            (694,099)
                 Purchase of marketable securities                                            (462,298)          (1,681,539)
                 Purchase of certificates of deposit                                        (4,716,000)          (4,109,000)
                 Sales of marketable securities                                                811,128               78,089
                 Sales of certificates of deposit                                            3,460,000            1,804,000
                                                                                          --------------       -------------
                       Net cash used in investing activities                                (3,160,270)          (4,602,549)
                                                                                          --------------       -------------
              Cash flow from financing activities
                 Issuance of common stock, net of offering
                   costs                                                                       957,200           40,088,459
                 Return of gain on stock by former employee                                     37,602                -
                 Decrease in due to officer                                                      -                  (33,092)
                 Principal payments on capital lease obligations                               (41,685)               -
                 Repayment of notes payable                                                      -                 (133,838)
                                                                                          --------------       -------------
                       Net cash from financing activities                                      953,117           39,921,529
                                                                                          --------------       -------------

              Net increase (decrease) in cash                                              (11,785,855)          31,145,585

              Effect of foreign exchange on cash                                                    (3)               3,831

              Cash, beginning of period                                                     27,702,585            5,118,849
                                                                                          --------------       -------------

              Cash, end of period                                                         $ 15,916,727         $ 36,268,265
                                                                                          ==============       =============





       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                                  ------------
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10 - Q and Article 10 - 01 of Regulation S - X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The Company expects to incur a substantial increase in the Alprox-TD and Femprox clinical development expenses during the remainder of 2001, as the product candidates continue through clinical trials. As a result, the Company expects to incur increasing operating losses in 2001 over those incurred in 2000.

2. LOSS PER SHARE

At September 30, 2001, options to acquire 3,489,025 shares of common stock with exercise prices ranging from $.25 to $16.25 per share and warrants to acquire 2,206,549 shares of common stock with exercised prices ranging from $2.25 to $16.20 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounts Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" ("SFAS 138"), which amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 138 must be adopted concurrently with the adoption of SFAS 133. The Company adopted these statements effective January 2001. SFAS 133 and SFAS 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements did not have a material impact on our financial condition or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial condition or results of operations. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt SFAS 142 effective January 1, 2002, which is not expected to have a material impact on the Company's financial condition or results of operations.

In August 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued, replacing Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and portions of APB Option 30, "Reporting the Results of Operations", SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective January 1, 2002 for the Company. The Company is currently evaluating the impact of this statement.

4. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a $5,000,000 line of credit facility for the acquisition of equipment with GE Capital Corporation. Equipment financed through this facility will be in the form of a capital lease.

In July 2001, the company financed $864,898 of equipment under this facility, and has $4,135,102 available for future equipment and computer system financing.

5. RELATED PARTY TRANSACTION

In July 2001, the Company advanced $100,000 to an officer. The advance is evidenced by a promissory note, which bears interest at 5% per annum and is due in April 2002. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

6. WARRANTS

In August 2001, the Company issued 15,000 warrants to purchase shares of the Company's Common Stock at a price of $7.00 per share for a term of two years to a consultant for financial services rendered. In accordance with Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services", the Company has recorded approximately $38,550 of consulting expense related to these warrants during the three months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited successful completion of clinical development programs, FDA review and approval, product development and acceptance, manufacturing, competition and/or other factors, some of which are outside the control of the Company.

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

         On September 10, 2001, we held an end-of-Phase II meeting with the FDA regarding the results of our two Phase II clinical studies for Alprox-TD(R). The multi-center studies were randomized, parallel, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of different doses of Alprox-TD(R) versus placebo in 300 patients diagnosed with mild to moderate and severe ED. We are proceeding, with FDA concurrence, with our Phase III clinical program, which will enroll up to 2,500 mild to moderate and severe ED subjects at 80 clinical research centers throughout the United States.

Internationally, our Asian licensee begin selling in July 2001, our proprietary ED treatment in China under the Befar(R) trademark. We anticipate that we will record a modest royalty payment in fourth quarter 2001.

         For Femprox(TM), we are conducting a Phase II study on 110 patients at 12 clinical sites in the United States. The Phase II study is randomized, double-blind, placebo-controlled, and designed to investigate the dose-response relationships of the efficacy and safety of the Femprox(TM) cream versus a placebo, in pre-menopausal women diagnosed with FSAD.

         Another product we are continuing to develop is the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex lesions without the use of drugs. The Viratrol(R) device is hand-held and non-invasive. We have met with the FDA regarding the design of our planned clinical study. Pending FDA concurrence on our proposed protocol, we intend to initiate the planned efficacy study.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED SEPTEMBER 30 OF 2001 AND OF 2000.

         Revenues. We recorded no revenues during the third quarter of operations in 2001 and 2000. We expect that during the fourth quarter of 2001, we will record modest revenues for royalty payments and payments for manufacturing supplies from our Asian licensee, associated with the sale of our proprietary ED treatment in China.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $1,118,029 during the third quarter in 2001 as compared to $748,497 during the same period in 2000. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs.

         Research and Development Expenses. Our research and development expenses for the third quarter of operation in 2001 and 2000 were $2,560,700 and $1,592,716, respectively. The increase is attributable to the clinical expenses for Alprox-TD(R) and Femprox(TM), additional research and development personnel, expansion of our laboratory facilities in Lawrence, KS and Robbinsville, NJ, legal fees incurred related to our research and development efforts, and the increased depreciation for scientific equipment in our facilities in NJ and KS and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending in 2001 will continue to increase with the initiation of the Phase 3 studies for Alprox-TD(R) and completion of Phase 2 study for Femprox(TM), the ongoing development program for the Viratrol(R) device, and our application of the NexACT(R) technology to other drug compounds as well as our development of new products.

         Interest Income. Interest income was $342,593 during the third quarter of operation in 2001, compared with $463,035 during the same period in 2000. The decrease is a result of the drop in interest rates and a reduction in our cash position.

         Net Loss. The net loss was $3,457,131 or a loss of $0.14 per share for third quarter of operation in 2001, compared with $1,842,582 or a loss of $0.08 per share for the same period in 2000. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including the ongoing clinical studies and the increase to our infrastructure to support these activities.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE NINE MONTHS ENDED SEPTEMBER 30 OF 2001 AND OF 2000.

         Revenues. We recorded no revenues during the nine months of operations in 2001 and 2000. We expect that during the fourth quarter of 2001, we will record modest revenues for royalty payments and payments for manufacturing supplies from our Asian licensee, associated with the sale of our proprietary ED treatment in China.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $3,315,852 during the nine months in 2001 as compared to $1,892,264 during the same period in 2000. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs.

         Research and Development Expenses. Our research and development expenses for the nine months of operation in 2001 and 2000 were $7,823,185 and $4,472,174, respectively. The increase is attributable to the clinical expenses for Alprox-TD(R) and Femprox(TM), additional research and development personnel, expansion of our laboratory facilities in Lawrence, KS and Robbinsville, NJ, legal fees incurred related to our research and development efforts, and increased depreciation of scientific equipment in our facilities in NJ and KS and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending in 2001 will continue to increase with the initiation of the Phase 3 studies for Alprox-TD(R) and completion of Phase 2 study for Femprox(TM), the ongoing development program for the Viratrol(R) device, and our application of the NexACT(R) technology to other drug compounds as well as our development of new products.

         Interest Income. Interest income was $1,064,379 during the nine months of 2001, compared with $735,552 during the same period in 2000. This is the result of the investment of proceeds from private placements, which were completed in July and August 2000, and from the exercise of stock options and warrants throughout 2000 and 2001.

         Net Loss. The net loss was $10,258,346 or a loss of $0.40 per share for the nine of operation in 2001, compared with $5,550,020 or a loss of $0.27 per share for the same period in 2000. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including the ongoing clinical studies and the increase to our infrastructure to support these activities.

LIQUIDITY AND CAPITAL RESOURCES.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through September 30, 2001, we had an accumulated deficit of $34,429,528. Our operations have principally been financed through private placements of equity securities and debt financing. We may require additional financing for the next phase of our development programs and may seek financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. There is no assurance that such financing will be available to us on acceptable terms, if at all. For this and other reasons, funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

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

         At September 30, 2001, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $24.7 million. Our current burn rate for operating activities is approximately $1 million per month. To date, we have invested approximately $4 million in cash for our new manufacturing facility and we are in the process of securing a mortgage for it, which if successful, should improve our cash reserves. We have allocated our cash reserves for our operational requirements, and for the Phase 3 and Phase 2 clinical programs for Alprox-TD(R) and Femprox(TM) creams, respectively, the planned efficacy study for the Viratrol(R) device, and the completion of our manufacturing facility for compliance with GMP as required by the FDA. We believe that our cash reserves are adequate to support our continuing operations for at least the next twelve months.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to our exposures to market risk since December 31, 2000.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          NEXMED, INC.


Date: November 14, 2001                  /s/ Y. Joseph Mo
      ---------------------              -----------------------------------
                                         Y. Joseph Mo
                                         Chairman of the Board of Directors,
                                         President and C.E.O.