Form 10-K405
period 2001-12-31
NEXMED INC
filed 2002-03-29
CIK 1017491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------     ---------

                         Commission file number 0-22245

                                   NEXMED, INC
                                   -----------
             (Exact Name of Registrant as Specified in Its Charter)

                         NEVADA                                 87-0449967
                         ------                                 ----------
     (State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
                         Organization)                     Identification No.)

                 350 CORPORATE BOULEVARD, ROBBINSVILLE, NJ 08691
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 208-9688
                                 --------------
                         (Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class         Name of Exchange on Which Registered
        -------------------         ------------------------------------
  COMMON STOCK, PAR VALUE $.001        THE NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X
          -

         As of March 27, 2002, 23,661,654 shares of the common stock, par value $.001, of the registrant were outstanding and the aggregate market value of the common stock held by non-affiliates was approximately $106,004,210.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement to be delivered to our stockholders in connection with the Annual Meeting of Stockholders to be held on June 21, 2002 (the "2002 Proxy Statement") are incorporated by reference into Part III of this Report.

                                  NEXMED, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2001

                               ITEMS IN FORM 10-K
                               ------------------


                                                                            Page
                                                                            ----
PART I.

Item 1.   BUSINESS..........................................................  1

Item 2.   PROPERTIES........................................................  7

Item 3.   LEGAL PROCEEDINGS.................................................  7

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  7

PART II.

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS...........................................................  7

Item 6.   SELECTED FINANCIAL DATA...........................................  8

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.............................................  8

Item 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 12

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 13

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................... 32

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 32

Item 11.  EXECUTIVE COMPENSATION............................................ 32

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 32

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 32

PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K... 32

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


GENERAL

         NexMed, Inc., (the "Company," which may be referred to as "we," "us," or "our") is a pharmaceutical and medical technology company. We develop and commercialize therapeutic products based on proprietary delivery systems. We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin.


PRODUCTS & TECHNOLOGIES

         We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin. The NexACT(R) transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology would improve therapeutic outcomes and reduce gastrointestinal or other systemic side effects that often accompany oral medications.

         We intend to continue our efforts developing topical treatments including cream, gel, patch and tape, based on the application of NexACT(R) technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

         Currently, we are focusing our application of the NexACT(R) technology to Alprox-TD(R) and Femprox(R) creams, for the treatment of male erectile dysfunction ("ED") and female sexual arousal disorder ("FSAD"), respectively. We are also exploring the application of the NexACT(R) technology to other drug compounds and delivery systems, and are in the early stage of developing new products such as a topical treatment for nail fungus, a topical non-steroidal anti-inflammatory drug ("NSAID") treatment for pain and inflammation, and a topical anti-emetic treatment for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

       Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild, moderate or severe ED. Our clinical studies have demonstrated that NexACT(R) enhancers promote the rapid absorption of alprostadil and improve clinical responses. In November 2001, we initiated our Phase 3 clinical development program for Alprox-TD consisting of two pivotal studies, which will enroll up to 2,500 patients at approximately 80 sites throughout the U.S. The two pivotal Phase 3 studies are randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. In March 2002, we initiated a Phase 3 open-label study for Alprox-TD(R). The purpose of the new study is to confirm the safety of Alprox-TD(R) on a longer term basis and will include new patients as well as those who have completed testing in one of the two pivotal Phase 3 studies and elect to continue using Alprox-TD(R) for an additional period. We anticipate that at the current rate of patient enrollment and completion, the two pivotal Phase 3 studies should be completed by year-end 2002, and the New Drug Application ("NDA") submitted to the FDA during first half of 2003. Completion of the open-label study is not a prerequisite for our NDA submission.

         In July 2001, Alprox-TD(R) was launched in China under the Befar(R) trademark. The product is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar(R) in China and in other Asian markets once Befar(R) is approved for marketing in such other markers. In March 2002, Befar(R) was approved by the Department of Health for marketing in Hong Kong. We anticipate that the launch of Befar(R) in Hong Kong will take place during first half of 2002. In

November 2001, our Asian licensee filed an NDA with the Health Science Authority for approval to market the product in Singapore.

         Femprox(R) is an alprostadil-based cream product intended for the treatment of FSAD. We have completed enrollment for a Phase 2 clinical study with Femprox(R). This multi-center at home use study is randomized, double-blind, placebo-controlled, and designed to investigate the efficacy and safety of the Femprox(R) cream in approximately 100 pre-menopausal women diagnosed with FSAD. We anticipate that we will complete this Phase 2 study by the end of March 2002 and then submit the clinical results to the FDA for review and comment.

         Another product we are developing is the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases without the use of drugs. The Viratrol(R) device is hand-held, non-invasive, and designed to treat herpes simplex lesions. The device topically delivers a minute electrical current to an infected site and may block lesions from forming and/or shorten healing time once lesions develop. In December 2001, we submitted to the FDA our planned protocols for the initiation of a clinical study designed to support the efficacy claims of the Viratrol(R) device in treating patients with oral herpes lesions. We intend to proceed with the proposed study, pending FDA concurrence and the availability of financing to complete the proposed study.


FACTORS THAT COULD AFFECT OUR FUTURE RESULTS


WE HAVE AN URGENT NEED FOR ADDITIONAL FINANCING.

         We will require additional financing before achieving positive cash flow and will need to seek financing from the sale of equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. However, we have not made arrangements for, and there is no assurance that such additional external funding will be available to us on acceptable terms, if at all. If we cannot obtain such additional financing, we may need to modify our business objectives or reduce or cease certain or all of our product development programs and other operations.

         Our current cash reserves along with the anticipated payments from our Asian licensee will be insufficient to support our operations to the time of product approval. We will require a significant capital infusion to pursue our research, development and commercialization plan. We cannot assure you that (1) we will obtain regulatory approval or develop any additional products, (2) if successful, we will attract sufficient capital to complete any development and commercialization undertaken or (3) any such development and commercialization will be successful.

WE CONTINUE TO INCUR OPERATING LOSSES.

         Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have generated minimal revenues from the limited sales of Befar(R) in China and have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $40,346,450 since our inception. The Company's current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in manufacturing, distributing and marketing our proposed products.

OUR INDEPENDENT ACCOUNTS HAVE DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR A REASONABLE PERIOD OF TIME.

         As a result of our losses to date, working capital deficiency and accumulated deficit, our independent accountants have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can be operated profitably in the future.

WE WILL NEED SIGNIFICANT FUNDING TO CONTINUE WITH OUR RESEARCH AND DEVELOPMENT EFFORTS.

         Our research and development expenses for the years ended December 31, 2001, 2000, and 1999 were $12,456,384, $6,892,283, and $2,374,024, respectively.
Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, we have spent $29,079,561 on research and development. We anticipate that our expenses for research and development will continue to increase with our advanced clinical development efforts.

         We will need significant funding to pursue our research, development and commercialization plans. We intend to focus our current development efforts on the Alprox-TD(R) and Femprox(R) cream treatments. These products are currently in the research and development stage. We believe that our current cash reserves are sufficient to support, at the current rate of patient enrollment for the ongoing Phase 3 studies on the Alprox-TD(R) cream for the next three months and complete the Phase 2 study on Femprox(R). We have generated minimal revenues from the limited sales of Befar(R) in China and have not marketed or generated revenues in the U.S. from our products under development.

         Our products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. There can be no assurance that (1) the research and development activities we conduct will be successful, (2) products under development will prove to be safe and effective,
(3) any of the clinical development work will be completed, or (4) the anticipated products will be commercially viable or successfully marketed. Commercial sales of our products cannot begin until we receive final FDA approval. The earliest likely time for such final approval of the first product which may be approved, Alprox-TD(R), is sometime during first half of 2004.

WE ARE DEPENDENT UPON PATENTS AND INTELLECTUAL PROPERTY RIGHTS.

         Proprietary protection for our pharmaceutical products is of material importance to our business in the U.S. and most other countries. We have and will continue to seek proprietary protection for our products to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others.

         We have seven U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(R) technology and our NexACT-based products under development, such as Alprox-TD(R) Femprox(R), and our NSAID cream. We have three U.S. patents issued on the Viratrol(R) device and one patent application pending with respect to the technology, inventions and improvements that are significant to the Viratrol(R) device. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

         While we have obtained patents and have several patent applications pending, the extent of effective patent protection in the U.S. and other countries is highly uncertain and involves complex legal and factual questions. No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies. Patents we currently own or may obtain might not be sufficiently broad to protect us against competitors with similar technology. Any of our patents could be invalidated or circumvented.

         There have been patents issued to others such as Vivus, Inc. and MacroChem Corporation on the use of alprostadil for the treatment of male or female sexual dysfunction. While we believe that our patents will prevail in any potential litigation, we can provide no assurance that the holders of these competing patents will not commence a lawsuit against us or that we will prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

WE DEPEND UPON THIRD PARTY MANUFACTURERS FOR OUR CHEMICAL MANUFACTURING
SUPPLIES.

         In October 2000, we acquired a 31,500 square foot industrial facility, located in East Windsor, New Jersey, which we are in the process of developing and validating as a manufacturing facility designed to meet the Good Manufacturing Practice (GMP) standards as required by the FDA. We anticipate that upon completion, our manufacturing facility will have the capacity to meet our anticipated needs for full-scale commercial production. Initially, we are utilizing the facility to manufacture Alprox-TD(R) and Femprox(R) for continuing clinical testing purposes.

         We depend on third party chemical manufacturers for alprostadil, the active drug in Alprox-TD(R) and Femprox(R) and for the supply of our NexACT(R) enhancers that are essential in the formulation and production of our topical products, in a timely basis and at satisfactory quality levels. If our validated third party chemical manufacturers fail to produce quality products on time and in sufficient qualities, our results would suffer, as we would encounter costs and delays in revalidating new third party suppliers.

WE FACE SEVERE COMPETITION.

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

         Certain treatments for ED, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, currently exist, have been approved for sale in certain markets and are being improved. Currently known products for the treatment of ED developed or under development by our competitors include the following: (1) Caverject(R), Pharmacia & Upjohn Company's needle injection therapy; (2) Viagra(R), Pfizer, Inc.'s oral product to treat ED; and (3) Muse(R), Vivus, Inc.'s device for intra-urethral delivery of a suppository containing alprostadil. In addition, the following products are currently under development: (1) Topiglan(R), a topical treatment containing alprostadil based on a proprietary drug delivery system under development by MacroChem Corporation; (2) Vasomax(R), an oral medication to be marketed through a collaborative effort of Zonagen, Inc. and Schering Plough Pharmaceuticals; (3) Cialis(R), an oral formulation to be marketed through a joint venture between ICOS and Eli Lilly & Co; (4) Uprima(R), an oral medication to be marketed by TAP Pharmaceuticals, a joint venture between Takeda Pharmaceuticals Japan and Abbott Laboratories; and (5) vardenafil, an oral medication to be marketed through a collaborative effort of Bayer AG and GlaxoSmithKline, Inc.

WE ARE SUBJECT TO NUMEROUS AND COMPLEX GOVERNMENT REGULATIONS.

         Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our proprietary products under development, including the Alprox-TD(R) and Femprox(R) creams utilizing the NexACT(R) technology as well as the Viratrol(R) device, has been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

         The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundreds to thousands of patients may be studied during the Phase 3 studies for a period of from 12 months to several years. Upon completion of Phase 3 studies, a NDA is submitted to the FDA or foreign governmental regulatory authority for review and approval.

         Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

         Because we intend to sell and market our products outside the U.S., we will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. Our failure to meet each foreign country's requirements could delay our introduction of our proposed products in the respective foreign country and limit our revenues from sales of our proposed products in foreign markets.

         Successful commercialization of our products may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment in product development or to sell our products on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly in the U.S. could adversely effect our business and limit our revenues.

WE WILL NEED TO PARTNER TO OBTAIN EFFECTIVE SALES, MARKETING AND DISTRIBUTION.

         We have engaged in discussions with several large pharmaceutical companies regarding a strategic partnership for the Alprox-TD(R) cream but we cannot assure you that we will be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us. With our current cash reserves, we have elected to proceed with our Phase 3 program on the Alprox-TD(R) cream while concurrently pursuing these discussions.

         We currently have no sales force or marketing organization and will need, but may be unable, to attract and retain qualified or experienced marketing and sales personnel. We will need to secure a marketing partner who is able to devote substantial marketing efforts to achieve market acceptance for our proprietary products under development. The marketing partner will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our products. Our operating results and long term success will depend on our ability to establish (1) successful arrangements with domestic and international distributors and marketing partners and (2) an effective internal marketing organization.

         In Asia, our subsidiary, NexMed International Limited, and our Asian licensee, Vergemont International Limited, entered into a license agreement in 1999 pursuant to which (1) Vergemont International Limited has an exclusive right to manufacture and to market in China and Asian Pacific countries, our Alprox-TD(R), Femprox(R) and three other of our proprietary products under development, and (2) we will receive a royalty on sales and supply, on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of our proprietary topical products. In fourth quarter 2001, we recorded a modest payment from our Asian licensee for royalty on sales of Befar(R) in China and for manufacturing supplies purchased from us.

WE MAY BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS.

         We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, but we do not maintain product liability insurance and we may need to acquire such insurance coverage prior to the commercial introduction of our products. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS.

         The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock.

WE ARE SUBJECT TO ENVIRONMENTAL LAW COMPLIANCE.

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

SEGMENT AND GEOGRAPHIC AREA INFORMATION

         You can find information about our business segment and geographic areas of business in "Note 15. Segment and Geographic Information" of our Notes to Consolidated Financial Statements on page 30 below.

EMPLOYEES

         As of March 15, 2002, we had 82 full time employees, 13 of whom have Ph.D and/or M.D. degrees, 4 of whom are executive management and 56 of whom are engaged in research and development activities. We also rely on a number of part time employees and consultants. None of our employees is represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS

         The Executive Officers of the Company are set forth below.


            Name                  Age*                                       Title
            ----                  ----                                       -----
Y. Joseph Mo, Ph.D.                54      Chairman of the Board of Directors, President and Chief Executive Officer

James L. Yeager, Ph.D.             55      Director, Senior Vice President, Scientific Affairs

Vivian H. Liu                      40      Vice President, Corporate Affairs, Chief Financial Officer and Secretary

Kenneth F. Anderson                55      Vice President, Commercial Development

* As of February 28, 2002.

Y. Joseph Mo, Ph.D., is, and has been since 1995, our Chief Executive Officer and President and Chairman and member of our board of directors. His current term as member of our board of directors expires in 2002. Prior to joining us in 1995, Dr. Mo was President of Sunbofa Group, Inc., a privately-held investment consulting company. From 1991 to 1994, he was President of the Chemical Division, and from 1988 to 1994, the Vice President of Manufacturing and Medicinal Chemistry, of Greenwich Pharmaceuticals, Inc. Prior to that, he served in various executive positions with several major pharmaceutical companies, including Johnson & Johnson, Rorer Pharmaceuticals, and predecessors of Smithkline Beecham. Dr. Mo received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1977.

James L. Yeager, Ph.D., is, and has been since December 1998, a member of the Board of Directors and, since January 2002, Senior Vice President for Scientific Affairs. From June 1996 through December 2001, Dr. Yeager served as the Company's Vice President of Research and Development and Business Development. Before joining the Company, Dr. Yeager was Vice President of Research and Development at Pharmedic Company. From 1979 to 1992, Dr. Yeager held various positions with Abbott Laboratories and Schiaparelli-Searle. Dr. Yeager received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1978.

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

Kenneth F. Anderson is and has been, our Vice President of Commercial Development since November 2000. Mr. Anderson has extensive experience in the pharmaceutical industry. From 1997 to September 2000, Mr. Anderson was Senior Vice President, Director of Strategy and Business Development for Harrison Wilson & Associates, a consulting and marketing firm specializing in healthcare products and services. From 1980 to 1997, Mr. Anderson was at Bristol-Myers Squibb where he served in various management positions, including Senior Manager for Marketing and Director for Worldwide Business Development. From 1969 to 1979, Mr. Anderson was with Parke-Davis, a division of Warner Lambert. Mr. Anderson received his BA from Boston University.

ITEM 2.           PROPERTIES.

         We currently have our principal executive offices and laboratories in Robbinsville, NJ. We lease approximately 24,000 square feet of space for $24,766.55 per month, pursuant to a lease, which expires in 2004. We have the option to renew the lease for an additional year on similar terms.

         We own our 31,500 square foot manufacturing facility in East Windsor, New Jersey. We purchased the facility for $2.2 million and have invested approximately $4.5 million for GMP development. We anticipate that we will invest an additional $1 million prior to its completion during second quarter of 2002.

         Pursuant to our research agreement with the University of Kansas, which is renewable semi-annually, we pay $8,669.83 per month for access to and use of laboratory space at the University's Higuchi Biosciences Center. During 2002, we intend to consolidate our research and development activities in our Robbinsville, NJ facility and relocate our Kansas staff to Robbinsville, New Jersey, at an estimated cost of $150,000.

         NexMed (America) Limited leases 1,000 square feet of office space in Mississauga, Ontario, Canada for $850 per month pursuant to a month-to-month arrangement.

         NexMed International Limited subleases 1,000 square feet of office space in Hong Kong for $3,000 per month pursuant to a month-to-month arrangement.


ITEM 3.           LEGAL PROCEEDINGS.

         There are no material legal proceedings pending against NexMed.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote of security holders.


         PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Our Common Stock is traded on the NASDAQ National Market System (the "NASDAQ") under the symbol "NEXM."

         The following table sets forth the range of the high and low sales prices as reported by the NASDAQ for the period from January 1, 2000 to December 31, 2001.


                                                                    Price of Common Stock ($)
                                                             --------------------------------------
                                                                   High                   Low
                                                             ----------------       ---------------
     Fiscal Year Ended December 31, 2000
     -----------------------------------
     First Quarter                                               23.5000                 3.4375
     Second Quarter                                              16.4370                 6.0000
     Third Quarter                                               20.0000                 8.5000
     Fourth Quarter                                              20.6250                 3.7500
     --------------

     Fiscal Year Ended December 31, 2001
     -----------------------------------

     First Quarter                                               10.6250                 3.5000
     Second Quarter                                               6.8800                 3.7000
     Third Quarter                                                5.4900                 1.5500
     Fourth Quarter                                               3.7000                 2.1500

         On March 8, 2002, the last reported sales price for our Common Stock on the NASDAQ was $3.14 per share. We had 211 holders of record of our Common Stock as of March 8, 2002.

DIVIDENDS

         We have never paid cash dividends and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

RECENT SALES OF UNREGISTERED SECURITIES

         In August 2001, the Company issued warrants to acquire 15,000 shares of its Common stock to a financial consultant. The warrants have an exercise price of $7.00 per share and vested immediately. The warrants were issued pursuant to an exemption from the registration requirement of the Securities Act as a private placement not involving a public offering.


ITEM 6.           SELECTED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                                                       Fiscal Year Ended December 31,
                                                 ----------------------------------------------------------------------------
                                                      2001            2000           1999            1998            1997
                                                 -------------    ------------    ------------    ------------    -----------
INCOME STATEMENT DATA
---------------------
Revenue
  Product Sales                                        $56,309               0     $1,491,746      $5,709,083               0
  Royalties                                            $11,780               0              0               0         $56,175
Net Loss                                          $(16,174,861)    $(8,720,553)   $(2,490,600)    $(4,779,002)    $(3,857,466)
Basic and Diluted Loss per Share                        $(0.63)         $(0.40)        $(0.18)         $(0.64)         $(0.63)
Weighted Average Common Shares
  Outstanding Used for Basic and Diluted
  Loss per Share                                    25,486,465      21,868,267     13,724,052       7,505,588       6,077,475

BALANCE SHEET DATA
------------------
Total Assets                                       $27,314,713     $39,989,682     $7,633,333      $5,924,628      $2,332,913
Total Liabilities                                   $3,206,848      $1,245,507       $723,594      $7,594,067      $3,259,172
Stockholders' Equity                               $24,107,865     $38,744,175     $6,909,739     $(2,390,437)      $(926,259)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

         Currently, we are focusing our application of the NexACT(R) technology to developing the Alprox-TD(R) and Femprox(R) creams. We are also exploring the application of the NexACT(R) technology to other drug compounds and working on the development of new products such as a topical treatment for nail fungus, a topical non-steroidal anti-inflammatory drug NSAID treatment for pain and inflammation, and a topical anti-emetic cream for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

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

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEAR ENDED DECEMBER 31, 2001 AND 2000.

         Revenues. We recorded revenues of $68,089 during the twelve months of operations in 2001 as compared to no revenue during the same period in 2000. The revenues were from one quarter of royalty payments and payments for the sale of manufacturing supplies in connection with the limited introduction of Befar(R) in China. We project that revenues will increase modestly in 2002 with the introduction of Befar(R) in new markets in China and in Hong Kong.

         Cost of Products Sold. Our cost of products sold was $45,051 and nil in 2001 and 2000, respectively and is attributable to our cost for the manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China.

         Research and Development Expenses. Our research and development expenses for 2001 and 2000 were $12,456,384 and $6,892,283, respectively. The increase is attributable to the pre-clinical and clinical expenses for Alprox-TD(R) and Femprox(R), additional research and development personnel, increased legal fees incurred related to our intellectual property estate, and the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending in 2002 will increase significantly with expenses primarily associated with completing the ongoing Phase 3 clinical development program for Alprox-TD(R) and Phase 2 study for Femprox(R). We anticipate increasing our efforts and resources in the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $4,770,021 during 2001 as compared to $3,209,465 during 2000. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs. We expect that total general and administrative spending in 2002 will increase modestly.

         Interest Income and Expense. We recognized $1,203,291 in net interest income during 2001, compared with a net income of $1,255,450 during 2000. The decrease is a result of the drop in interest rates and a reduction in our cash position.

         Net Loss. The net loss was $(16,174,861) or a loss of $(0.63) per share for 2001, compared with $(8,720,553) or a loss of $(0.40) per share for 2000. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEAR ENDED DECEMBER 31, 2000 AND 1999.

         Revenues. We recorded no revenues during the twelve months of operations in 2000 as compared to $1,491,746 during the same period in 1999. The 1999 revenues were from NexMed Pharmaceuticals (Zhongshan) Limited, a joint venture in China which we sold in May 1999.

         Cost of Products Sold. Our cost of products was $1,415,002 in 1999, which is attributable to the manufacturing operations of the China joint venture. With the sale of the China joint venture, we ceased to record the corresponding cost of sales in May 1999.

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

         Research and Development Expenses. Our research and development expenses for 2000 and 1999 were $6,892,283 and $2,374,024, respectively. The increase is attributable to the scaling-up of our U.S. research and development programs, including the toxicology studies and clinical trials on Alprox-TD(R) and Femprox(R), increase in our research and development staff, from eight full-time employees in 1999 to thirty-five full employees in 2000, and legal fees associated with the filings of new patent applications and maintenance of issued patents.

         Interest Income and Expense. We recognized $1,255,450 in net interest income during 2000, compared with a net expense of $315,740 during 1999. This is the result of the investment of proceeds from private placements and exercise of warrants and the elimination of interest payments associated with promissory notes and credit lines.

         Gain on Sale of NexMed (Asia) Limited. We realized no gain in 2000 as compared to a gain of $1,810,296 in 1999 for the divestiture of our Asian operations in May 1999.

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

QUARTERLY RESULTS

         The following table sets forth selected quarterly financial information for the years ended December 31, 2001 and 2000. The operating results are not necessarily indicative of results for any future period.

                                                    Three Months Ended
                                          (in thousands, except per share data)
                            ------------------- -------------------------- --------------------------- --------------------
                                March 31,               June 30,                  September 30,          December 31,
                                  2001                   2001                        2001                    2001
                            ---------------------   ----------------          --------------------     ----------------
Total Revenues              $      --                  $    --                     $     --             $      68
Gross profit                       --                       --                           --                    --
Loss from operations              (3,647)                (3,813)                      (3,678)              (6,064)
Net Loss                          (3,212)                (3,588)                      (3,457)              (5,917)
Basic and diluted loss
Per share                   $     (0.13)               $ (0.14)                    $  (0.14)            $   (0.23)
                            ============               ========                    =========            ==========


                           -------------------- -------------------- ------------------------- ----------------------------
                                March 31,            June 30,             September 30,         December 31,
                                  2000                2000                    2000                  2000
                           -----------------    -----------------     -------------------     ----------------
Total Revenues                   $ --                       --                 $ --                $ --

Gross profit                       --                       --                   --                  --

Loss from operations           (1,407)                   (2,617)              (2,341)             (3,737)

Net Loss                       (1,238)                   (2,469)              (1,843)             (3,171)

Basic and diluted loss
Per share                   $  (0.07)                $   (0.13)              $(0.08)              $(0.14)
                            =========                ==========              =======              =======


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

         In addition, Financial Reporting Release No. 61 was recently released by the SEC, which requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief description of the more significant accounting policies and methods that we follow:

         Income Taxes - In preparing our financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

         Long-lived assets -- We review for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. We have not identified any such impairment losses.

         Revenue recognition -- Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

         Research and development -- Research and development expenses include costs directly attributable to the conduct of our research and development, including salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, preclinical and clinical development, and the allocable portion of facility costs.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 2001, we had an accumulated deficit of $40,346,450. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

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

         At December 31, 2001, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $18.74 million as compared to $35.79 million at December 31, 2000. We have allocated our cash reserves for our operational requirements, and for the ongoing U.S. clinical studies on the Alprox-TD(R) and the completion of our new manufacturing facility for compliance with Good Manufacturing Practices (GMP) as required by the FDA. To date, we have spent approximately $45 million on the Alprox-TD(R) development program, and anticipate that we will spend an additional $15 million prior to NDA submission. We have spent approximately $6.7 million in total for the land, building and GMP development as related to our East Windsor manufacturing facility and estimate that an additional $1 million will be spent prior to completion of the facility. We intend to initiate additional clinical studies for Femprox(R) and Viratrol(R), pending the availability of financing through a licensing arrangement and/or through issuance and sale of equity or debt.

         The Company leases office space and research facilities under operating lease agreements expiring through 2005. The Company also leases equipment from GE Capital under capital lease expiring through 2005 (Note 7 of the Financial Statements). Future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more, consistent of the following at December 31, 2001.


                                                     OPERATING      CAPITAL
                                                     ---------      -------
2002                                                $  338,167    $  374,104
2003                                                    87,863       374,104
2004                                                    27,129       374,104
2005                                                    24,365        60,382
2006                                                         -             -
                                                    ----------    ----------
     Total minimum lease payments                   $  477,524     1,182,694
Less: amount representing interest                  ==========      (170,576)
Present value of future minimum lease payments                     1,012,118
Less: current portion                                               (287,541)
                                                                  ----------
Capital lease obligations, net of current portion                 $  724,577
                                                                  ==========

         In February 2001, we entered into a financial arrangement with GE Capital Corporation for a $5 million line of credit for the purchase of equipment (i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. As of December 31, 2001, we accessed $1,113,459 of the GE credit line, with the balance of the $5 million credit line expiring in March 2002. In January 2002, GE Capital approved a new $3 million credit line, which expires on December 31, 2002. We believe that our current cash reserves are sufficient to support, at the current rate of patient enrollment for the ongoing Phase 3 studies on the Alprox-TD(R) cream for the next three months and complete the Phase 2 study on Femprox(R). We will require additional financing to continue our operations and are seeking financing from equity or debt and from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. There is no assurance that such funds will be available to us on acceptable terms, if at all. If we do not obtain additional funding we may need to modify our business objectives or reduce or cease certain or all of our product development programs and other operations. Our cash requirements may also vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances patent developments or other developments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounts Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities" ("SFAS 138"), which amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 138 must be adopted concurrently with the adoption of SFAS 133. We adopted these statements effective January 2001. SFAS 133 and SFAS 138 establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements did not have a material impact on our financial condition or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on our financial condition or results of operations. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We have adopted SFAS 142 effective January 1, 2002, which is not expected to have a material impact on our financial condition or results of operations.

         In August 2001, Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), was issued, replacing Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and portions of APB Option 30, "Reporting the Results of Operations", SFAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We have adopted SFAS 144 effective January 1, 2002, and are evaluating the impact of this statement.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE
REPORT OF INDEPENDENT ACCOUNTANTS                                                     14

FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 2001 and 2000                              15

Consolidated Statement of Operations and Comprehensive loss for the years ended
December 31, 2001, 2000 and 1999                                                      16

Consolidated Statement of Changes in Stockholders' Equity for years ended
December 31, 2001, 2000 and 1999                                                      17

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000
and 1999                                                                              18

NOTES TO FINANCIAL STATEMENTS                                                         19


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of NexMed, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NexMed, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, has a deficit in stockholders' equity and expects to incur future losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pricewaterhouse Coopers LLP
Pricewaterhouse Coopers LLP
New York, New York
February 15, 2002

NEXMED, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                     DECEMBER 31,
 ASSETS                                                                     2001                            2000
Current assets
  Cash and cash equivalents                                           $  12,913,803                     $  27,702,585
  Certificates of deposit                                                 3,564,373                         2,976,000
  Marketable securities                                                   2,265,529                         5,111,328
  Prepaid expenses and other current assets                                 879,491                           802,472
                                                                      -------------                     -------------
  TOTAL CURRENT ASSETS                                                   19,623,196                        36,592,385

Fixed assets, net                                                         7,691,517                         3,397,297
                                                                      -------------                     -------------
  TOTAL ASSETS                                                        $  27,314,713                     $  39,989,682
                                                                      =============                     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                               $   2,194,730                     $   1,245,507
  Current portion of capital lease obligations                              287,541                                 -
                                                                      -------------                     -------------
  TOTAL CURRENT LIABILITIES                                               2,482,271                         1,245,507
                                                                      -------------                     -------------
Long term liabilities
  Capital lease obligations, net of current portion                         724,577                                 -
                                                                      -------------                     -------------
  TOTAL LIABILITIES                                                       3,206,848                         1,245,507
                                                                      -------------                     -------------
Commitments and contingincies (Note 14)

Stockholders' equity:
  Preferred stock $.001 par value, 10,000,000 shares authorized,
       none issued and outstanding                                                -                                 -
  Common stock, $.001 par value, 40,000,000 shares authorized,
       25,541,934 and 25,174,384 shares issued and outstanding,
        respectively                                                         25,542                            25,147
  Additional paid-in capital                                             64,538,838                        63,009,161
  Accumulated other comprehensive income                                  (103,361)                         (109,403)
  Accumulated deficit                                                  (40,346,450)                      (24,171,589)
                                                                      -------------                     -------------
                                                                         24,114,569                        38,753,316
Less: Deferred compensation                                                 (6,704)                           (9,141)
                                                                      -------------                     -------------
  TOTAL STOCKHOLDERS' EQUITY                                             24,107,865                        38,744,175
                                                                      -------------                     -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  27,314,713                     $  41,235,189
                                                                      =============                     =============


The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                              FOR THE YEAR ENDED
                                                                                  DECEMBER 31,
                                                                     2001            2000                    1999
Revenue
     Product sales                                         $       56,309      $            -            $  1,491,746
     Royalties                                                     11,780                   -                       -
                                                            -------------      --------------            ------------
     Total revenue                                                 68,089                   -               1,491,746

Costs and expenses
  Cost of products sold                                            45,051                   -               1,415,002
  Research and development                                     12,456,384           6,892,283               2,374,024
  Selling, general and administrative                           4,770,021           3,209,465               1,761,796
                                                            -------------      --------------            ------------

     TOTAL COSTS AND EXPENSES                                  17,271,456          10,101,748               5,550,822
                                                            -------------      --------------            ------------

Loss from operations                                          (17,203,367)        (10,101,748)             (4,059,076)
                                                            -------------      --------------            ------------
Other income (expense)
  Gain on sale of NexMed Asia                                           -                   -               1,810,296
  Other Income (expense)                                        (174,785)             125,745                       -
  Interest income                                               1,236,845           1,255,450                  92,385
  Interest expense                                               (33,554)                   -                (408,125)
                                                            -------------      --------------            ------------
       Total other income (expense)                             1,028,506           1,381,195               1,494,556
                                                            -------------      --------------            ------------

Loss before minority interest                                (16,174,861)          (8,720,553)             (2,564,520)
Minority interest                                                       -                   -                  73,920
                                                            -------------      --------------            ------------
     NET LOSS                                                (16,174,861)          (8,720,553)             (2,490,600)

Other comprehensive loss
  Foreign currency translation adjustments                             36                 207                 (16,318)
  Unrealized gain (loss) on marketable securities                   6,006            (109,725)                      -
                                                            -------------      --------------            ------------
     COMPREHENSIVE LOSS                                     $ (16,168,819)     $   (8,830,071)           $ (2,506,918)
                                                            =============      ==============            ============

Basic and diluted loss per share                            $        (.63)     $         (.40)           $       (.18)
                                                            =============       ==============            ============

Weighted average common shares outstanding
  used for basic and diluted loss per share                    25,486,465          21,868,267              13,724,052
                                                            =============       ==============            ============


The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------




                                                    COMMON        COMMON      ADDITIONAL
                                                     STOCK         STOCK       PAID-IN      ACCUMULATED      DEFERRED
                                                   (SHARES)       (AMOUNT)     CAPITAL        DEFICIT      COMPENSATION
   Balance at January 1, 1999                      8,401,783      8,402      10,770,214    (12,960,436)       (14,333)

   Issuance of common stock upon
     conversion of notes payable                   1,725,434      1,725       2,644,976           -              -
   Embedded discount on convertible notes
      payable                                           -          -             64,348           -              -
   Issuance of common stock and warrants
     for cash                                      5,671,652      5,672       7,820,640           -              -
   Issuance of common stock
     upon exercise of warrants, net                   83,332         83         173,352           -              -
   Issuance of common stock for services              11,600         12          50,739           -              _
   Issuance of common stock for purchase of
     minority interest in subsidiary                 233,333        233         349,767           -              -
   Adjustment due to acquisition of minority
     in subsidiary                                      -          -           (475,000)          -              -
   Sale and issuance of warrants in connection
     with sale of subsidiary                            -          -            445,200           -              -
   Compensation exprense related to vesting
     of performance options                             -          -            499,688           -              -
   Unearned Compensation                                -          -             12,188           -           (12,188)
   Amortization of deferred compensation
     expense                                            -          -               -              -            14,942
   Cumulative translation adjustment                    -          -               -              -              -
   Net loss                                             -          -               -        (2,490,600)          _
                                                  ----------   --------   ------------   -------------      ---------
Balance at December 31, 1999                      16,127,134     16,127      22,356,112    (15,451,036)       (11,579)
   Issuance of common stock and warrants
     for cash                                      4,044,756      4,045      27,956,553           -              -
    Issuance of common stock
     upon exercise of warrants, net                4,973,494      4,973      12,622,888           -              -
    Issuance of common stock for services              2,000          2           7,998           -              -
    Issuance of compensatory options to
      consultants                                       -          -             65,610           -              -
    Amortization of deferred compensation
      expense                                           -          -               -              -             2,438
    Unrealized gain from available-for-sale
      securities                                        -          -               -              -              -
    Cumulative translation adjustment                   -          -               -              -              -
    Net loss                                            -          -               -        (8,720,553)          -
                                                  ----------    --------   ------------   -------------      ---------
    Balance at December 31, 2000                  25,147,384     25,147      63,009,161     (24,171,589)       (9,141)
                                                  ----------    --------   ------------   -------------      ---------
    Issuance of common stock
      upon exercise of stock options                 189,550        190         382,010            -              -
    Issuance of common stock
      upon exercise of warrants, net                 200,000        200         599,800            -              -
    Issuance of common stock for services              5,000          5          27,495            -              -
    Issuance of compensatory options and
      warrants to cons                                  -          -            482,770            -              -
    Capital contribution                                -          -             37,602            -              -
    Amortization of deferred compensation expense       -          -               -               -             2,437
    Unrealized loss from available-for-sale
      securities                                        -          -               -               -              -
    Cumulative translation adjustment                   -          -               -               -              -
    Net loss                                            -          -               -        (16,174,861)          -
                                                  ----------    --------   ------------   -------------      ---------
    Balance at December 31, 2001                  25,541,934    $ 25,542   $ 64,538,838   $ (40,346,450)     $  (6,704)
                                                  ==========    ========   ============   =============      =========


                                                   ACCUMULATED OTHER
                                                  COMPREHENSIVE INCOME
                                                  --------------------
                                                    FOREIGN     UNREALIZED
                                                    CURRENCY      LOSS ON          NOTE            TOTAL
                                                   TRANSLATION  MARKETABLE      RECEIVABLE     STOCKHOLDERS'
                                                                SECURITIES     RELATED PARTY      EQUITY
   Balance at January 1, 1999                       (44,284)        -            (150,000)      (2,390,437)

   Issuance of common stock upon
     conversion of notes payable                       -            -               -            2,646,701
   Embedded discount on convertible notes
      payable                                          -            -               -               64,348
   Issuance of common stock and warrants
     for cash                                          -            -               -            7,826,312
   Issuance of common stock
     upon exercise of warrants, net                    -            -               -              173,435
   Issuance of common stock for services               -            -               -               50,751
   Issuance of common stock for purchase of
     minority interest in subsidiary                   -            -             150,000          500,000
   Adjustment due to acquisition of minority
     in subsidiary                                     -            -               -             (475,000)
   Sale and issuance of warrants in connection
     with sale of subsidiary                           -            -               -              445,200
   Compensation exprense related to vesting
     of performance options                            -            -               -              499,688
   Unearned Compensation                               -            -               -                 -
   Amortization of deferred compensation
     expense                                           -            -               -               14,942
   Cumulative translation adjustment                 44,399         -               -               44,399
   Net loss                                            -            -               -           (2,490,600)
                                                   --------   ----------       ---------    --------------
   Balance at December 31, 1999                         115         -               -            6,909,739
   Issuance of common stock and warrants
     for cash                                          -            -               -           27,960,598
    Issuance of common stock
     upon exercise of warrants, net                    -            -               -           12,627,861
    Issuance of common stock for services              -            -               -                8,000
    Issuance of compensatory options to
      consultants                                      -            -               -               65,610
    Amortization of deferred compensation
      expense                                          -            -               -                2,438
    Unrealized gain from available-for-sale
      securities                                       -        (109,725)           -             (109,725)
    Cumulative translation adjustment                   207         -               -                  207
    Net loss                                           -            -               -           (8,720,553)
                                                   --------   ----------       ---------    --------------
    Balance at December 31, 2000                        322     (109,725)           -           38,744,175
                                                   --------   ----------       ---------    --------------
    Issuance of common stock
      upon exercise of stock options                   _            -               -              382,200
    Issuance of common stock
      upon exercise of warrants, net                   -            -               -              600,000
    Issuance of common stock for services              -            -               -               27,500
    Issuance of compensatory options and
      warrants to cons                                 -            -               -              482,770
    Capital contribution                               -            -               -               37,602
    Amortization of deferred compensation expens       -            -               -                2,437
    Unrealized loss from available-for-sale
      securities                                       -           6,006            -                6,006
    Cumulative translation adjustment                    36         -               -                   36
    Net loss                                           -            -               -          (16,174,861)
                                                   --------   ----------       ---------    --------------
    Balance at December 31, 2001                   $    358   $ (103,719)      $    -       $   24,107,865
                                                   ========   ==========       =========    ==============



   The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                      FOR THE YEAR ENDED
                                                                                          DECEMBER 31,
                                                                               2001            2000            1999
 Cash flows from operating activities
   Net (loss)                                                          $(16,174,861)   $ (8,720,553)   $ (2,490,600)
                                                                       ------------    ------------    ------------
   Adjustments to reconcile net loss to net cash
    from operating activities
    Depreciation and amortization                                           527,011         257,149          56,378
    Minority interest                                                             -               -         (73,920)
    Noncash compensation expense                                            512,707          76,048         565,381
    Noncash interest expense                                                      -               -         277,329
    Net loss on sale of marketable securities                                     -           8,812
    Gain on sale of NexMed Asia                                                   -               -      (1,810,296)
    Loss on disposal of property and equipment                              112,687               -               -
    Decrease in notes receivable                                                  -       2,000,000               -
    Decrease in inventories                                                       -               -           8,898
    Increase in prepaid expense and other assets                            (61,975)       (632,477)       (114,315)
    Increase (decrease) in accounts payable and accrued expenses            949,223         688,843        (875,345)
                                                                       ------------    ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES                             (14,135,208)     (6,322,178)     (4,456,490)
                                                                       ------------    ------------    ------------
 Cash flows from investing activities
   Capital expenditures                                                  (3,820,458)     (3,309,957)       (247,745)
   Proceeds from sale of subsidiary, net                                          -               -         343,441
   Purchases of certificates of deposits and marketable securities       (5,878,345)    (23,368,745)              -
   Proceeds from sale/redemption of certificates of deposits and
    marketable securities                                                 8,126,732      15,162,880               -
                                                                       ------------    ------------    ------------
      NET CASH USED IN INVESTING ACTIVITIES                              (1,572,071)    (11,515,822)         95,696
                                                                       ------------    ------------    ------------
 Cash flows from financing activities
   (Decrease) increase in due to officers                                         -         (33,092)       (567,408)
   Issuance of common stock, net of offering costs                          982,200      40,588,459       8,444,947
   Return of gain on stock by former executive                               37,602               -               -
   Issuance of notes payable                                                      -               -       1,132,500
   Repayment of notes payable                                                     -       (133,838)     (1,228,050)
   Principal payments on capital lease obligations                         (101,341)              -               -
                                                                       ------------    ------------    ------------
      NET CASH FROM FINANCING ACTIVITIES                                   918,461      40,421,529       7,781,989
                                                                       ------------    ------------    ------------
 Effect of foreign exchange on cash                                              36             207          16,318
                                                                       ------------    ------------    ------------
 Net (decrease) increase in cash and cash equivalents                   (14,788,782)     22,583,736       3,437,513

 Cash and cash equivalents
   Beginning of period                                                   27,702,585       5,118,849       1,681,336
                                                                       ------------    ------------    ------------
   End of period                                                       $ 12,913,803    $ 27,702,585     $ 5,118,849
                                                                       ============    ============     ===========
 Cash paid for interest                                                $     33,554    $     10,413     $    66,576

 Supplemental disclosure of non-cash investing and financing activities:
   Property and equipment acquired through capital lease obligations   $ 1,113,459     $        -       $      -


 The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.     ORGANIZATION AND BASIS OF PRESENTATION

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

       The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $40,346,450 at December 31, 2001 and expects that it will incur additional losses in completing the research, development and commercialization of its technologies. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations; including, continued research, development and clinical trials of the Company's product candidates. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

       MARKETABLE SECURITIES
       Marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. The Company classifies all debt securities and equity securities with readily determinable market value as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross realized gains and gross realized losses from the sales of securities classified as available-for-sale for the year ended December 31, 2001 were $269,058 and $263,052, respectively. For the purpose of determining

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       realized gains and losses, the cost of securities sold was based on specific identification. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to net income.

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

       REVENUE RECOGNITION
       Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

       RESEARCH AND DEVELOPMENT
       Research and development costs are expensed as incurred and include the cost of third parties who conduct research and development, pursuant to development and consulting agreements, on behalf of the Company.

       INCOME TAXES
       Income taxes are accounted for under the asset and liability method. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

       LOSS PER COMMON SHARE
       Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

       At December 31, 2001, 2000 and 1999, outstanding options to purchase 3,834,575, 3,582,675, and 2,457,700 shares of common stock, respectively, with exercise prices ranging from $.25 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 2,206,549, 2,291,549, and 5,705,726 shares of common stock, respectively, with exercise prices ranging from $1.00 to $16.20 have also been excluded from the computation of diluted loss per share as they are antidilutive.

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

       COMPREHENSIVE LOSS
       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive loss in the Company's financial statements. Comprehensive loss is defined as the change in the Company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments and unrealized gains/losses on available for sale securities). Accumulated other comprehensive (loss) income included in the Company's balance sheet is comprised of translation adjustments from the Company's foreign subsidiaries and unrealized gains and losses on investment in marketable securities.

       RECENT ACCOUNTING PRONOUNCEMENTS
       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

       SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial condition or results of operations.

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt the Statement effective January 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's financial condition or results of operations.

       In August 2001, FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." FAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS No. 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. FAS No. 144 is effective January 1, 2002 for the Company. The adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

3.     JOINT VENTURE AGREEMENTS

       On March 29, 1999, the Company entered into a stock purchase agreement (the "Purchase Agreement") with Vergemont International Limited ("Vergemont"), for the sale of all the issued and outstanding capital stock of NexMed (Asia) Limited, including its 70% holding in a joint-venture manufacturing facility in China (the "China JV"), which became effective on May 17, 1999, for $4,000,000, consisting of $2,000,000 in cash and two promissory notes, each in the amount of $1,000,000, due on November 12, 1999 and June 30, 2000, respectively. In addition, the Company granted Vergemont warrants to acquire 2,000,000 shares of the Company's common stock, exercisable at $3.00 per share, which Vergemont exercised in June 2000. In conjunction with this transaction, the Company agreed to pay a consulting firm a 6% commission on the $4,000,000 in proceeds and issued the consulting firm warrants to acquire 200,000 shares of the Company's common stock at $3.00 per share, which were exercised in March 2001.

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

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  5. FIXED ASSETS

       Fixed assets at December 31, 2001 and 2000 are comprised of the following:

                                                  2001            2000
       Building                                2,264,964       2,264,964
       Machinery and equipment                 1,319,568       1,073,723
       Capital lease - Equipment               1,113,459               -
       Computer software                         596,900               -
       Furniture and fixtures                    238,888         144,215
       Leasehold improvements                  3,048,625         304,693
                                             -----------      ----------
                                               8,582,404       3,787,595
       Less: accumulated depreciation           (890,887)       (390,298)
                                             -----------      ----------
                                             $ 7,691,517      $3,397,297
                                             ===========      ==========

       Accumulated amortization of assets under capital leases was $74,230 at December 31, 2001.

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

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

      In November 1997, the Company completed a private placement of $1,820,000 unsecured subordinated notes bearing interest at 6% per annum (the "6% Notes"). The 6% Notes, together with accrued but unpaid interest, were initially due on November 16, 1998. In November 1998, holders of an aggregate principal amount of $1,000,000 of the 6% Notes agreed to extend the maturity date of their notes until November 16, 1999. In addition, the interest rate on their notes was increased to 10% per annum and the holders were given the right to convert their notes into common stock at $2.00 per share, which was the estimated fair value of the Company's common stock. During 1999, the holders of such notes converted their principal and interest into 580,000 shares of the Company's common stock. The Company was in default of the remaining 6% Notes, in the aggregate principal amount of $820,000. During 1999, the holders of an aggregate principal amount of $300,000 of 6% Notes in default agreed to convert their principal and unpaid interest into 172,100 shares of common stock, based upon the estimated fair value of the Company's common stock on the date of conversion. Also during 1999, the Company repaid the remaining $520,000 of 6% Notes.

7.    LINE OF CREDIT

      In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a $5 million line of credit for the purchase of equipment (i) for its new East Windsor, NJ manufacturing facility and
      (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility will be in the form of a capital lease (Note 14).

      As of December 31, 2001, the Company accessed $1,113,459 of the GE credit line, with the balance of the credit line expiring in March 2002. In January 2002, GE approved a new $3 million credit line, which now expires on December 31, 2002.

8.    RELATED PARTY TRANSACTIONS

      In July 2001, the Company advanced $100,000 to an officer. The advance is evidenced by a promissory note, which bears interest at 5% per annum and is due in April 2002. The note receivable is included in the Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

      During 1999, the China JV paid approximately $120,000 in rent and management fees to the China JV Partner. The Company sold its Asian operations, including the China JV in May 1999 (Note 3).

9.    STOCK OPTIONS

      In November 1995, the Company granted options to certain officers and directors to purchase up to 560,000 shares of its common stock at an exercise price of $0.25 per share, which was the estimated

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       fair value of the common stock at that time. The vesting of these options was contingent upon reaching certain market capitalization levels, as defined in the option agreements. 135,000 options vest if market capitalization reaches $2,000,000 by December 31, 1997 and an additional 135,000, 140,000 and 150,000 options vest if market capitalization reaches $3,000,000, $5,000,000 and $10,000,000, respectively. These options expire on December 1, 2002. During 1996, the market capitalization, as defined, of the Company exceeded $5,000,000, resulting in the vesting of 410,000 of these options and the recording of $665,000 of expense. In December 1999, the market capitalization, as defined, exceeded $10,000,000, resulting in the vesting of 130,000 of these options and the recording of $499,688 in expense. As of December 31, 2001, 50,000 of such options remain outstanding.

       During October 1996 the Company adopted a Non-Qualified Stock Option Plan ("Stock Option Plan") and reserved 100,000 shares of common stock for issuance pursuant to the Plan. During December 1996, the Company also adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan ("the Incentive Plan") and The NexMed, Inc. Recognition and Retention Stock Incentive Plan ("the Recognition Plan"). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders' approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. Options granted under the Company's plans generally vest over a period of one to five years, with exercise prices ranging between $2.00 to $16.25.

       A summary of stock option activity is as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                        NUMBER OF       EXERCISE
                                                         SHARES          PRICE

Outstanding at December 31, 1998                        2,676,700        $1.73
  Granted                                                  90,000         2.00
  Cancelled                                              (309,000)        2.34
                                                        ---------         ----
Outstanding at December 31, 1999                        2,457,700         1.66
                                                        =========        =====
  Granted                                               1,962,225         5.43
  Exercised                                              (686,500)        0.85
  Cancelled                                              (150,750)        7.23
                                                        ---------         ----
Outstanding at December 31, 2000                        3,582,675         3.67
                                                        =========        =====
  Granted                                                 537,400         0.75
  Exercised                                              (189,550)        2.02
  Cancelled                                               (95,950)        6.77
                                                        ---------         ----
Outstanding at December 31, 2001                        3,834,575        $3.72
                                                        =========        =====

Exercisable at December 31, 2001                        2,731,291        $3.26
                                                        =========        =====
Exercisable at December 31, 2000                        2,244,433        $2.59
                                                        =========        =====
Exercisable at December 31, 1999                        2,366,700        $1.64
                                                        =========        =====
Options available for grant at December 31, 2001        3,840,825
                                                        =========

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       The following table summarizes information about options outstanding at December 31, 2001:

                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                       ----------------------------------------------   ------------------------------------
                                     WEIGHTED AVERAGE
    RANGE OF              NUMBER         REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
 EXERCISE PRICES       OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
 $         0.25           50,000       0.94 years             $ 0.25             50,000           $0.25
     2.00 - 3.50       1,924,250       6.26 years               2.28          1,559,400            2.10
     4.00 - 5.50       1,590,875       8.18 years               4.10            979,491            4.02
     7.00 - 8.00         110,000       6.08 years               7.68             70,000            7.50
   12.00 - 16.25         159,450       8.81 years              15.61             72,400           15.78
                       ---------                              ------            -------          ------
                       3,834,575                              $ 3.72          2,731,291          $ 3.26
                       =========                              ======            =======          ======

       Had compensation cost for option grants to employees pursuant to the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share, for the years ended December 31, 2001, 2000 and 1999, would have been increased by approximately $2,092,600, $1,907,700 and $464,000, respectively, or $.08, $.10 and $.03 per share, respectively. The weighted average grant date fair value of options granted during 2001, 2000 and 1999 was $2.26, $3.62 and $1.11, respectively.

       The fair value of each option and warrant (note 12) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:

       Dividend yield                       0.0%
       Risk-free yields            4.39% - 6.71%
       Expected volatility         65.0% - 80.0%
       Option terms                   1-10 years

10.    COMMON STOCK

       In August 2000, the Company completed unit offerings of 3,138,256 shares of its common stock and warrants to acquire 1,282,891 shares of its common stock to 25 accredited individuals and financial institutions. The warrants have an exercise price of $13.50 to $16.20 per share and a term of eighteen months. The price of the units ranged from $16.54 to $18.00, depending on the date of closing and/or amount of warrant coverage. The Company raised $26,848,139 in gross proceeds and $24,879,281 in net proceeds, after deducting commissions and offering expenses, in connection with these offerings. In addition, the Company issued warrants to acquire an aggregate of 305,426 shares of its common stock, with exercise prices ranging from $13.65 to $16.20 per share, to the placement agents in the offering

       In April 2000, the Company completed a private placement of 220,000 shares of its common stock at $14.25 per share, raising gross proceeds of $3,135,000 and net proceeds, after deducting commissions and offering expenses, of $2,946,900.

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

11.    STOCKHOLDER RIGHTS PLAN

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

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.    WARRANTS

       A summary of warrant activity is as follows:

                                                                    WEIGHTED
                                                COMMON SHARES        AVERAGE
                                                ISSUABLE UPON       EXERCISE
                                                  EXERCISE           PRICE

 Outstanding at January 1, 1999                       200,000           1.75
   Issued                                           5,589,058           2.55
   Exercised                                         (83,332)           2.25
                                                  ----------         -------
 Outstanding at December 31, 1999                   5,705,726           2.52
   Issued                                           1,588,317          14.59
   Exercised                                      (4,973,494)           2.54
   Redeemed                                          (29,000)           2.25
                                                  ----------         -------
 Outstanding at December 31, 2000                  2,291,549           10.85
   Issued                                            115,000           12.22
   Exercised                                        (200,000)           3.00
                                                  ----------         -------
 Outstanding at December 31, 2001                  2,206,549         $ 11.59
                                                  ==========         =======

       In August 2001, the Company issued warrants to acquire 15,000 shares of its common stock to a financial consultant. The warrants have an exercise price of $7.00 per share and vested immediately. In accordance with EITF 96-18, the Company has recorded $38,550 of consulting expenses related to these warrants, representing the fair value of these warrants using the Black-Scholes pricing model.

       In February 2001, the Company issued warrants to acquire 100,000 shares of its common stock to a financial consultant. The warrants have an exercise price of $13.00 per share, of which 34,000 warrants vested immediately and the remaining warrants vested in two equal installments on May 20, 2001 and August 20, 2001. The warrants have a three-year term. In accordance with EITF 96-18, the Company has recorded approximately $297,500 of consulting expense related to these warrants during 2001, representing the fair value of these warrants using the Black-Scholes pricing model.
       In August 2000, the Company issued warrants to acquire an aggregate of 1,588,317 shares of its common stock to the investors and placement agents in a private placement of its securities (see Note 10). The warrants have exercise prices ranging from $13.50 to $16.20 per share and expire in February 2002.

       In May 1999, the Company issued warrants to acquire an aggregate of 2,200,000 shares of common stock at $3.00 per share in connection with the sale of NexMed (Asia) Limited (Note 3). Warrants to acquire 2,000,000 shares were exercised during 2000 and the remaining 200,000 are outstanding at December 31, 2000.

       In September 1999, the Company issued warrants to acquire an aggregate of 2,835,826 shares of common stock at $2.25 per share in connection with a private placement (Note 10). As of December 31, 1999, warrants to acquire 83,332 shares of common stock were exercised. In January

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       2000, the Company received $6,127,862 million in gross proceeds from the exercise of the Warrants and issued 2,723,494 shares of its common stock. Each warrant was redeemable by the Company at $.001 per warrant if not exercised by close of business on January 14, 2000. The Company redeemed a total of 29,000 Warrant shares. In addition, the Company issued warrants to acquire 553,232 shares of its common stock at $2.25 per share to the placement agent in the offering. As of December 31, 2001, the placement agent has exercised 200,000 of such warrants and the remaining 353,232 are outstanding and fully exercisable.

       In conjunction with the issuance of the 6% Notes (Note 6), the note holders and the placement agent received warrants to purchase an aggregate of 910,000 shares of the Company's common stock at an exercise price of $4.00. The warrants are immediately exercisable and have a term of one year. The estimated fair value of the Company's common stock was $2.00 per share at the time of issuance. The Company has valued the warrants at $137,410 which has been accounted for as a debt discount and is being amortized over the life of the 6% Notes.

13.    INCOME TAXES

       The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $18,800,000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $1,200,000. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

       The net operating loss carryforwards and tax credit carryforwards result in a noncurrent deferred tax benefit at December 31, 2001 and 2000 of approximately $8,700,000 and $4,500,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

       For the years ended December 31, 2001, 2000 and 1999, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.    COMMITMENTS AND CONTINGENCIES

       The Company is a party to several short-term consulting and research agreements which, generally, can be cancelled at will by either party.

       The Company leases office space and research facilities under operating lease agreements expiring through 2006. The Company also leases equipment from GE Capital under capital leases expiring through 2005 (Note 7). Future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more, consist of the following at December 31, 2001:



                                                       OPERATING        CAPITAL

 2002                                                  $ 338,167     $  374,104
 2003                                                     87,863        374,104
 2004                                                     27,129        374,104
 2005                                                     24,365         60,382
 2006                                                          _              -
                                                       ---------      ---------
        Total minimum lease payments                   $ 477,524      1,182,694
                                                       =========
 Less: amount representing interest                                    (170,576)
 Present value of future minimum lease payments                       1,012,118
 Less: current portion                                                 (287,541)
                                                                     -----------
 Capital lease obligations, net of current portion                   $   724,577
                                                                     ===========

       The Company also leases office space under a short-term lease agreements. Total rent expense was $535,023, $310,326 and $344,200 in 2001, 2000, and
       1999 respectively.

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

       Geographic information as of December 31, 2001, 2000 and 1999 are as follows:

 NEXMED, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                  2001               2000               1999
NET REVENUES
   United States                              $           -      $           -     $            -
   China                                                  -                  -          1,491,774
   Other foreign countries                           68,089                  -                  -
                                              -------------      -------------     --------------
                                              $      68,089      $           -     $    1,491,774
                                              =============      =============     ==============
NET LOSS
   United States                              $ (16,106,246)     $  (8,630,255)    $   (4,041,824)
   China                                                  -                  -           (172,509)
   Other foreign countries                          (68,615)           (90,298)         1,736,437
                                              -------------      -------------     --------------
                                              $ (16,174,861)     $  (8,720,553)    $   (2,477,896)
                                              =============      =============     ==============
TOTAL ASSETS
   United States                              $  27,242,173     $   39,516,217     $    5,497,834
   China                                                  -                  -                  -
   Other foreign countries                           28,540            473,465          2,084,798
                                              -------------      -------------     --------------
                                              $  27,270,713     $   39,989,682     $    7,582,632
                                              =============      =============     ==============


16.    SUBSEQUENT EVENTS

       On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Dr. Mo will also be eligible to earn an annual bonus based on the attainment of financial targets established by the Board of Directors or its Compensation Committee in consultation with Dr. Mo. The employment agreement provides for three grants of options to purchase 300,000 shares each of Company's common stock per grant under the Company's Stock Option and Long-Term Incentive Compensation Plan. The first grant of 300,000 shares is to be made within fifteen days of the execution of the employment agreement and the second and third grants of 300,000 shares each are to be made on the first and second anniversaries of the execution of the employment agreement, respectively, at an exercise price equal to the fair market value of the Company's common stock on the date of grant. In addition, the Company, subject to certain financial restrictions, agreed to loan Dr. Mo up to an aggregate of $2 million to exercise previously granted options. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to 50% of one third of the sum of Dr. Mo's base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

          PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information called for by Item 10 is set forth under the heading "Election of Directors" in the 2002 Proxy Statement, which is incorporated herein by this reference and "Executive Officers" of Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION.

          Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by this reference.


          PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)   1.      Financial Statements:
                  --------------------

                  The information required by this item is included in Item 8 of
Part II of this Form 10-K.

          2.      Financial Statement Schedules

          Report of Independent Accountants on Financial Statement Schedule for the three years in the period ended December 31, 2001.

          Schedule II - Valuation and Qualifying Accounts.

          REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of NexMed, Inc.

In connection with our audits of the consolidated financial statements of NexMed, Inc. as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31,2001, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in
Part II herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
New York, New York
February 15, 2002


                                                                     SCHEDULE II
                                                                     -----------


                                  NEXMED, INC.
                                  ------------
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------------------

                                                     Balance at     Charged to      Charged to
                                                     Beginning       Costs and         Other                         Balance at
                   Description                        of Year        Expenses        Accounts        Deductions      End of Year
                   -----------                        -------        --------        --------        ----------      -----------
YEAR ENDED DECEMBER 31, 2001
      Valuation allowance - deferred tax asset      $4,572,023       $4,127,685                                       $8,699,708

YEAR ENDED DECEMBER 31, 2000
      Valuation allowance - deferred tax asset      $2,491,607       $2,080,416                                       $4,572,023

YEAR ENDED DECEMBER 31, 1999
    Allowance for doubtful accounts                    157,040                                       ($157,040)                0
    Valuation allowance - deferred tax asset         2,413,290          78,317                                         2,491,607

                  All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.


                  3.       Exhibits

      EXHIBITS         DESCRIPTION
      NO.
      ---
      3.1              Amended and Restated Articles of Incorporation of the Company (incorporated by reference to
                       Exhibit 2.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

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

      10.1*            Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan
                       (incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q filed with the
                       Securities and Exchange Commission on May 15, 2001).

      10.2*            The NexMed, Inc. Recognition and Retention Stock Incentive Plan  incorporated by reference to
                       Exhibit 6.5 filed with the Company's Form 10-SB/A filed with the Securities and Exchange
                       Commission on June 5, 1997).

      10.3*            Form of Agreement dated November 15, 1995 between NexMed, Inc. and each of Y. Joseph Mo,
                       Ph.D., Vivian H. Liu and Gilbert S. Banker, Ph.D, which are collectively commonly referred to by NexMed, Inc. as the Non-Qualified Performance Incentive Program (filed as Exhibit 4.2 to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on
                       December 22, 1999, including any amendment or report filed for the purpose of updating such information, and incorporated herein by reference).

      10.4             License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont
                       International Limited (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2000).

      10.5*            The NexMed, Inc. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 6.6 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5,
                       1997).

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



      10.7*            Employment Agreement dated February 26, 2002 by and between NexMed, Inc. and Dr. Y. Joseph Mo.

      10.8             Letter Agreement dated February 6, 2001 by and among NexMed, Inc. and General Electric Capital
                       Corporation.

      10.9             Letter Agreement dated January 2, 2002 by and among NexMed, Inc. and General Electric Capital
                       Corporation.

      21               Subsidiaries.

      23               Consent of PricewaterhouseCoopers LLP, independent accountants.


*Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

   b.    Reports on Form 8-K

         The Company did not file any report on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.


Dated: March 29, 2002         By:  /s/ Y. Joseph Mo
                                   ---------------------------------------------
                                   Y. Joseph Mo
                                   Chairman of the Board of Directors, President
                                   and Chief Executive Officer


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


        SIGNATURE                                        TITLE                                           DATE
        ---------                                        -----                                           ----
/s/ Y. Joseph Mo                     Chairman of the Board of Directors, President and               March 29, 2002
-----------------------              Chief Executive Officer
Y. JOSEPH MO

/s/ Vivian H. Liu                    Vice President, Acting Chief Financial Officer and              March 29, 2002
-----------------------              Secretary
VIVIAN H. LIU


/s/ James Yeager
-----------------------
JAMES YEAGER                         Director, Senior Vice-President, Scientific Affairs             March 29, 2002


/s/ Robert W. Gracy                  Director                                                        March 29, 2002
-----------------------
ROBERT W. GRACY

/s/ Stephen M. Sammut                Director                                                        March 29, 2002
-----------------------
STEPHEN M. SAMMUT

                                  EXHIBIT INDEX

EXHIBITS     DESCRIPTION
NO.
---

10.7 Employment Agreement dated February 26, 2002 by and between Nexmed, Inc. and Dr. Y. Joseph Mo.

10.8         Letter Agreement dated February 6, 2001 by and among NexMed, Inc.
             and General Electric Capital Corporation.

10.9         Letter Agreement dated January 2, 2002 by and among NexMed, Inc.
             and General Electric Capital Corporation.

21           Subsidiaries.

23           Consent of PricewaterhouseCoopers LLP, independent accountants.