Form 10-Q
period 2002-03-31
NEXMED INC
filed 2002-05-15
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002


                         Commission file number 0-22245

                                  NEXMED, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Nevada                                      87-0449967
-------------------------------------------------       -----------------------
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

Yes [X]     No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 6, 2002, 25,541,934 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

                                                                                                          Page
                                                                                                          ----

Part I. FINANCIAL INFORMATION...............................................................................  1

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at March 31, 2002 and
                  December 31, 2001 ........................................................................  1

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2002 .....................................................................  2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2002 .....................................................................  3

                  Notes to Condensed Consolidated Unaudited Financial Statements............................  4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................  6

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................  9

Part II. OTHER INFORMATION..................................................................................  9

        Item 6.   Exhibits and Reports on Form 8-K..........................................................  9

Signature................................................................................................... 10


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  NEXMED, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              March 31,           December 31,
                                                                2002                  2001
                                                            -----------           ------------
ASSETS
Current assets
     Cash and cash equivalents                              $ 6,007,565           $12,913,803
     Certificates of Deposit                                  1,634,306             3,564,373
     Marketable Securities                                    3,382,551             2,265,529
     Prepaid expenses and other assets                          666,546               879,491
                                                            -----------           ------------
          Total current assets                               11,690,968            19,623,196

Property and equipment, net                                   9,518,640             7,691,517
                                                            -----------           ------------
          Total assets                                      $21,209,608           $27,314,713
                                                            ===========           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                       $ 1,472,923             1,362,749
     Accrued expenses                                           258,558               831,981
     Capital lease obligation -- current portion                294,622               287,541
                                                            -----------           ------------
          Total current liabilities                           2,026,103             2,482,271

Long Term liabilities
     Capital lease obligation                                   648,226               724,577
                                                            -----------           ------------
          Total liabilities                                   2,674,329             3,206,848
                                                            -----------           ------------
Commitments and contingencies
Stockholders equity:
     Preferred stock, $.001 par value, 10,000,000
       shares authorized, none issued and outstanding                --                    --
     Common stock, $.001 par value, 40,000,000
       shares authorized, 25,541,934 issued
       and outstanding at March 31, 2002 and December
         31, 2001                                                25,542                25,542

     Additional paid-in capital                              64,563,338            64,538,838
     Accumulated deficit                                    (45,925,298)          (40,346,450)
     Deferred compensation                                       (6,095)               (6,704)
     Unrealized loss marketable securities                     (122,270)             (103,719)
     Cumulative translation adjustments                              62                   358
                                                            -----------           ------------
          Total stockholders' equity                         18,535,279            24,107,865
                                                            -----------           ------------
          Total liabilities and stockholders' equity        $21,209,608           $27,314,713
                                                            ===========           ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                 2002                  2001
                                                                 ----                  ----
Revenue
     Product sales                                          $    26,814           $    --
     Royalties                                                   18,467                --
                                                            -----------           -----------
          Total revenues                                         45,281                --
                                                            -----------           -----------
Operating expenses
     Cost of product sales                                       19,068                --
     Selling, general and administrative                      1,414,729             1,092,835
     Research and development                                 4,248,587             2,554,384
                                                            -----------           -----------
          Total operating expenses                            5,682,384             3,647,219
                                                            -----------           -----------
Loss from operations                                         (5,637,103)           (3,647,219)
                                                            -----------           -----------
Other income
     Interest income, net                                        40,533               408,273
     Other income                                                17,722                25,963
                                                            -----------           -----------
          Total other income                                     58,255               434,236

     Net loss                                               $(5,578,848)          $(3,212,983)
                                                            -----------           -----------
Other comprehensive income
     Foreign currency translation adjustments                      (296)                 (272)
     Unrealized loss on available-for-sale securities           (18,551)             (107,409)
                                                            -----------           -----------
          Total other comprehensive income                      (18,847)             (107,681)

     Comprehensive Loss                                     $(5,597,695)          $(3,320,664)
                                                            ===========           ===========
Basic and diluted loss per share                            $     (0.22)          $     (0.13)
                                                            -----------           -----------
Weighted average common shares outstanding
     used for basic and diluted loss per share               25,541,934            25,181,895
                                                            -----------           -----------

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                 2002                  2001
                                                                 ----                  ----
Cash flows from operating activities
     Net loss                                               $(5,578,848)           ($3,212,983)
     Adjustments to reconcile net loss to net cash from
          operating activities, net of effects of sale
          of subsidiary
          Depreciation and amortization                         166,097                133,226
          Non-cash compensation expense                          24,500                241,915
          Amortization of unearned compensation                     609                    609
          Increase (decrease) in prepaid expenses and
               other assets                                     159,024               (394,072)
          (Decrease) increase in account payable and
               accrued expenses                                (463,250)                40,991
                                                            -----------            -----------
          Net cash used in operating activities              (5,691,688)            (3,190,314)
                                                            -----------            -----------
Cash flow from investing activities
     Capital expenditures                                    (1,939,478)            (1,261,163)
     Purchase of marketable securities                       (1,158,548)              (239,895)
     Purchase of certificates of deposit                       (384,000)              (964,000)
     Sales of marketable securities                              25,043                  6,810
     Sales of certificates of deposit                         2,312,000                292,000
                                                            -----------            -----------
          Net cash used in investing activities              (1,144,983)           (2,166,248)
                                                            -----------            -----------
Cash flows from financing activities
     Issuance of common stock, net of offering costs                 --               722,200
     Principal payments on capital lease obligations            (69,271)                   --
                                                            -----------            -----------
          Net cash from financing activities                    (69,271)              722,200
                                                            -----------            -----------
Net increase in cash                                         (6,905,942)           (4,634,362)
Effect of foreign exchange on cash                                 (296)                 (272)
Cash, beginning of period                                    12,913,803            27,602,585
                                                            -----------            -----------
Cash, end of period                                         $ 6,007,565           $22,967,951
                                                            ===========           ===========

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company expects to incur a substantial increase in the Alprox-TD clinical development expenses during the remainder of 2002, as the product candidate continues ongoing Phase 3 clinical trials. As a result, the Company expects to incur increasing operating losses in 2002 over those incurred in 2001.

2.       LOSS PER SHARE

At March 31, 2002 and 2001, respectively, options to acquire 4,162,225 and 3,586,425 shares of common stock with exercise prices ranging from $.25 to $16.25 per share and warrants to acquire 2,206,549 and 2,191,549 shares of common stock with exercised prices ranging from $1.00 to $16.20 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial condition or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted SFAS 142 effective January 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's financial condition or results of operations.

In August 2001, Financial Accounting Standards (FAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." FAS 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. FAS 144 retains the requirement of APB Opinion 30, to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. FAS 144 is effective January 1, 2002 for the Company. The adoption of FAS 144 did not have a material impact on the Company's financial condition or results of operations.

4.       CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a $5 million line of credit for the purchase of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a capital lease. As of December 31, 2001, the Company accessed $1,113,459 of the GE credit line. The $5 million credit line expired in March 2002, leaving a balance due GE of $942,848. In January 2002, GE approved a new $3 million credit line, which expires on December 31, 2002. The Company did not access the new credit line during the first three months of 2002 and $3 million remains available to the Company under the credit line.

5.       RELATED PARTY TRANSACTION

In July 2001, the Company advanced $100,000 to Vivian Liu, the Company's Vice President and Secretary. The full amount of $100,000 remained outstanding as of May 15, 2002. The advance is evidenced by a promissory note, which bears interest at 5% per annum and is due on May 24, 2002. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

6.       EMPLOYMENT AGREEMENT

On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Dr. Mo will also be eligible to earn an annual bonus based on the attainment of financial targets established by the Board of Directors or its Compensation Committee in consultation with Dr. Mo. The employment agreement provides for three grants of options to purchase 300,000 shares each of Company's common stock per grant under the Company's Stock Option and Long-Term Incentive Compensation Plan. The first grant of 300,000 shares was made upon the execution of the employment agreement and the second and third grants of 300,000 shares each are to be made on the first and second anniversaries of the execution of the employment agreement, respectively, at an exercise price equal to the fair market value of the Company's common stock on the date of grant. In addition, the Company, subject to certain financial restrictions, agreed to loan Dr. Mo up to an aggregate of $2 million to exercise previously granted options. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to 50% of one third of the sum of Dr. Mo's base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment.

7.       SUBSEQUENT EVENT

In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The full amount of $150,000 remained outstanding as of May 15, 2002. The advance is evidenced by a promissory note, which bears interest at 5% per annum and is due on November 15, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to successful completion of clinical development programs, FDA review and approval, product development and acceptance, manufacturing, competition and/or other factors, some of which are outside the control of the Company.

General.

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin. The NexACT(R) transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology would improve therapeutic outcomes and reduce gastrointestinal or other systemic side effects that often accompany oral medications.

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

         Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild to severe ED. In November 2001, we initiated our Phase 3 clinical development program for Alprox-TD(R) which includes two pivotal studies and one open label study and will enroll up to 2,500 patients at approximately 80 sites throughout the U.S. The two pivotal studies, which we initiated in November 2001, are randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. The open-label study, which we initiated in March 2002, is to confirm the safety of Alprox-TD(R) in patients on a longer term basis and includes new patients as well as those who have completed testing in one of the two pivotal Phase 3 studies and elect to continue using Alprox-TD(R) for an additional period. The pace of patient enrollment in our Phase 3 clinical development program has exceeded our expectations. We anticipate that we will complete the two pivotal Phase 3 studies by year-end 2002, and, if successful, will submit the New Drug Application ("NDA") to the FDA during first half of 2003. Completion of the open-label study is not a prerequisite for our NDA submission; however there is no assurance that we will be successful nor is there any assurance that we will receive FDA approval on a timely basis.

         Internationally, our Asian licensee began selling in July 2001, our proprietary ED treatment in China under the Befar(R) trademark. In April 2002, our Asian licensee launched Befar(R) in Hong Kong. We also have an NDA pending in Singapore. Befar(R) is manufactured in China and marketed in China and Hong Kong by our Asian licensee. We receive royalty payments and payments for the sale of active ingredients and other manufacturing supplies from our Asian licensee.

         Femprox(R) is an alprostadil-based cream product intended for the treatment of FSAD. We have completed a Phase 2 "at home use" clinical study with Femprox(R). This multi-center study was randomized, double-blind, placebo-controlled, and designed to investigate the efficacy and safety of the Femprox(R) cream in 98 pre-menopausal women diagnosed with FSAD. Upon completion of our review and analysis of the clinical results, we will submit them to the FDA for their review and comment.

         Another product we are continuing to develop is the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex lesions without the use of drugs. The Viratrol(R) device is hand-held and non-invasive. We have met with the FDA regarding the design of our planned clinical study. Pending FDA concurrence on our proposed protocol and the availability of financing, we intend to initiate the planned efficacy study.

Comparison of Results of Operations Between the Three Months Ended March 31 of 2002 and of 2001.

         Revenues. We recorded $45,281 in revenue during the first three months of 2002 as compared to no revenue during the first three months of 2001. We expect that revenue in subsequent quarters in 2002 to increase modestly with the introduction of Befar(R) by our Asian licensee in new markets in China and in Hong Kong.

         Cost of Products Sold. Our cost of products sold was $19,068 during the first three months of 2002 and nil during the first three months of 2001, and is attributable to our cost for the active ingredients and other manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China.

         Research and Development Expenses. Our research and development expenses for the first three months of 2002 and 2001 were $4,248,587 and $2,554,384, respectively. The increase is attributable to the pre-clinical and clinical expenses for Alprox-TD(R) and Femprox(R), additional research and development personnel, increased legal fees incurred related to our intellectual property estate, and the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending for the remainder of 2002 will increase significantly, primarily associated with completing the ongoing Phase 3 clinical development program for Alprox-TD(R). We anticipate increasing our efforts and resources in the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $1,414,729 during the first three months of 2002 as compared to $1,092,835 during the same period in 2001. The increase is largely attributed to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs. We expect that total general and administrative spending for the remainder of 2002 will increase modestly.

         Interest Income. Interest income was $40,533 during the first three months of 2002, as compared to $408,273 during the same period in 2001. The decrease is a result a reduction in our cash position and lower interest rates in the current period.

         Net Loss. The net loss applicable to common stockholders was $5,578,848 or $0.22 per share for the first three months of 2002, as compared to $3,212,983 or a loss of $0.13 per share for the same period in 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

Liquidity and Capital Resources.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through March 31, 2002, we had an accumulated deficit of $45,925,298. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

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

         At March 31, 2002, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $11 million as compared to $32 million at March 31, 2001 and $19 million at December 31, 2001. We have allocated our cash reserves for our operational requirements, and for the ongoing U.S. clinical studies on the Alprox-TD(R) and the completion of our new manufacturing facility for compliance with Good Manufacturing Practices
(GMP) as required by the FDA. To date, we have spent approximately $48 million on the Alprox-TD(R) development program, and anticipate that we will spend an additional $12 million prior to NDA submission. We have spent approximately $7 million in total for the land, building and GMP development as related to our East Windsor manufacturing facility and estimate that an additional $500,000 will be spent prior to completion of the facility. We intend to initiate additional clinical studies for Femprox(R) and Viratrol(R), pending the availability of financing through a licensing arrangement and/or through issuance and sale of equity or debt.

         At December 31, 2001, we accessed $1,113,459 of the GE credit line. The $5 million credit line expired in March 2002, leaving a balance due GE of $942,848. In January 2002, GE approved a new $3 million credit line, which expires on December 31, 2002. We did not access the credit line during the first three months of 2002 and $3 million remains available to us under the credit line. We believe that our current cash reserves and other liquid reserves plus our credit line, are sufficient to support approximately three additional months of operations at current levels. As a result we will require additional financing to continue such operations beyond that time. We are seeking financing from equity or debt and from private and public sources, including financing which would include our East Windsor manufacturing facility as collateral. In addition, we are in discussions with various third parties regarding collaborative licensing and/or marketing arrangements for Alprox-TD(R) and Femprox(R), which, if successfully entered into, should result in substantial licensing and milestone payments paid to us by the partner. There is no assurance we will be able to raise additional financing or enter into such licensing and/or marketing arrangements.

         Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. There is no assurance that such funds will be available to us on acceptable terms, if at all. If we do not obtain additional funding we will need to significantly modify our business objectives or reduce or cease certain or all of our clinical trials, our product development programs and other operations. Our cash requirements may also vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances patent developments or other developments.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to our exposures to market risk since December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed with this report.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NEXMED, INC.


Date:  May 15, 2002                          /s/ Y. Joseph Mo
     ----------------                        ----------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and C.E.O.