Form 10-Q
period 2002-06-30
NEXMED INC
filed 2002-08-14
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002


                         Commission file number 0-22245

                                  NEXMED, INC.
  ----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Nevada                                    87-0449967
      -------------------------------------             -----------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)

                 350 Corporate Boulevard, Robbinsville, NJ 08691
  ----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 208-9688
  ----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 12, 2002, 28,211,604 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

                                                                                                           Page
Part I. FINANCIAL INFORMATION..............................................................................  1

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at June 30, 2002 and
                  December 31, 2001 .......................................................................  1

                  Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 2002 and June 30, 2001....................................................  2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2002 and June 30, 2001..........................................................  3

                  Notes to Condensed Consolidated Unaudited Financial Statements...........................  4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....  7

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk............................... 11

Part II. OTHER INFORMATION................................................................................. 11

        Item 2.   Changes in Securities and Use of Proceeds................................................ 11

        Item 4.   Submission of Matters to a Vote of Security Holders...................................... 12

        Item 6.   Exhibits and Reports on Form 8-K......................................................... 13

Signature.................................................................................................. 14

Exhibit Index.............................................................................................. 15

PART I. FINANCIAL INFORMATION
ITEM 1, FINANCIAL STATEMENTS

                                  NexMed, Inc.
                 Unaudited Condensed Consolidated Balance Sheets



                                                                               June 30,              December 31,
                                                                                 2002                    2001
                                                                            -------------            ------------
Assets
------
Current assets:
  Cash and cash equivalents                                                 $  11,430,244            $ 12,913,803
  Certificates of Deposit                                                         672,479               3,564,373
  Marketable Securities                                                         1,081,353               2,265,529
  Notes Receivable                                                                155,144                       -
  Prepaid expenses and other assets, net                                          674,159                 879,491
                                                                            -------------            ------------
     Total current assets                                                      14,013,379              19,623,196

Furniture and equipment, net                                                   10,554,441               7,691,517
Debt Issuance cost, net of accumulated amortization
   of $4,651                                                                      365,811                       -
Notes Receivable, net of current portion                                          129,465                       -
                                                                            -------------            ------------
      Total assets                                                          $  25,063,096            $ 27,314,713
                                                                            =============            ============
Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                    $   2,029,331            $  2,194,730
   Capital lease obligation                                                       405,284                 287,541
                                                                            -------------            ------------
Total current liabilities                                                       2,434,615               2,482,271
                                                                            -------------            ------------
Long Term liabilities:
   Convertible Note Payable                                                     4,216,635                       -
   Capital lease obligation, net of current portion                               863,522                 724,577
                                                                            -------------            ------------
      Total Long Term Liabilities                                               5,080,157                 724,577
                                                                            -------------            ------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding                                      -                       -
   Common stock, $.001 par value, 40,000,000
    shares authorized, 28,211,604 shares and 25,541,934 shares
    issued and outstanding at June 30, 2002 and December 31, 2001                  28,212                  25,542
   Additional paid-in capital                                                  71,173,981              64,538,838
   Subscription receivable                                                       (624,094)                      -
   Accumulated deficit                                                        (52,866,401)            (40,346,450)
   Deferred compensation                                                           (5,486)                 (6,704)
   Unrealized loss marketable securities                                         (157,896)               (103,719)
   Cumulative translation adjustments                                                   8                     358
                                                                            -------------            ------------
       Total stockholders' equity                                              17,548,324              24,107,865
                                                                            -------------            ------------
       Total liabilities and stockholders' equity                           $  25,063,096              27,314,713
                                                                            =============            ============



       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
            Unaudited Condensed Consolidated Statements of Operations






                                                                         For the six months ended       For the three months ended
                                                                                  June 30,                        June 30,
                                                                         ------------------------       --------------------------
                                                                            2002          2001             2002            2001
                                                                         ----------    ----------       ----------      ----------
Revenue
   Product sales and royalties                                           $   66,844     $       -       $   21,563      $        -
                                                                         ----------    ----------       ----------      ----------
       Total revenues                                                        66,844             -           21,563               -
                                                                         ----------    ----------       ----------      ----------

Operating expenses
   Cost of product sales                                                     27,033             -            7,965               -
   Selling, general and administrative                                    2,954,742     2,197,823        1,540,013       1,104,988
   Research and development                                               9,646,814     5,262,485        5,398,227       2,708,101
                                                                         ----------    ----------       ----------      ----------
       Total operating expenses                                          12,628,589     7,460,308        6,946,205       3,813,089
                                                                         ----------    ----------       ----------      ----------

Loss from operations                                                    (12,561,745)   (7,460,308)      (6,924,642)     (3,813,089)

Other Income (expense)
   Interest income (expense), net                                            23,069       721,786          (17,464)        313,513
   Other income (expense)                                                    18,725       (62,693)           1,003         (88,656)
                                                                         ----------    ----------       ----------      ----------
       Total Other income (expense)                                          41,794       659,093          (16,461)        224,857



   Net loss                                                             (12,519,951)   (6,801,215)      (6,941,103)     (3,588,232)
                                                                         ----------    ----------       ----------      ----------
Other comprehensive income
   Foreign currency translation adjustments                                    (350)         (415)             (54)           (143)
   Unrealized loss on available-for-sale securities                         (54,177)      (89,282)         (35,626)       (196,691)
                                                                         ----------    ----------       ----------      ----------
       Total other comprehensive income                                     (54,527)      (89,697)         (35,680)       (196,834)

   Comprehensive Loss                                                  $(12,574,478)  $(6,890,912)     $(6,976,783)    $(3,785,066)
                                                                        ===========    ==========       ==========      ==========

Basic and diluted loss per share                                       $      (0.49)  $     (0.31)     $     (0.27)    $     (0.14)
                                                                         ----------    ----------       ----------      ----------
Weighted average common shares outstanding
  used for basic and diluted loss per share                              25,586,617    22,017,394       25,630,815      25,408,906
                                                                         ----------    ----------       ----------      ----------





       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
            Unaudited Condensed Consolidated Statement of Cash Flows




                                                                        For the six months ended
                                                                                June 30,
                                                                     -------------------------------
                                                                        2002                2001
                                                                     -----------         -----------
Cash flows from operating activities
   Net loss                                                         $(12,519,951)       $ (6,801,215)
   Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
      Depreciation and amortization                                      362,825             246,652
      Non-cash compensation expense                                       37,380             379,675
      Amortization of unearned compensation                                1,218               1,218
      Amortization of Debt Discount                                       12,336                   -
      Loss on disposal of assets                                               -             112,687
      Increase in notes receivable                                      (284,609)                  -
      (Increase)/decrease in prepaid expenses and other assets           157,205            (106,126)
      Decrease in account payable and accrued expenses                  (165,399)           (140,420)
                                                                     -----------         -----------
         Net cash used in operating activities                       (12,398,995)         (6,307,529)
                                                                     -----------         -----------

Cash flow from investing activities
   Capital expenditures                                               (2,770,414)         (2,319,141)
   Purchase of marketable securities                                  (1,210,446)           (267,411)
   Purchase of certificates of deposit                                  (384,000)         (2,884,000)
   Sales of marketable securities                                      2,338,725             534,316
   Sales of certificates of deposit                                    3,272,000           1,528,000
                                                                     -----------         -----------
         Net cash used in investing activities                         1,245,865          (3,408,236)
                                                                     -----------         -----------

Cash flow from financing activities
   Issuance of common stock, net of offering costs                     5,113,777             732,200
   Issuance of notes payable, net of debt issuance cost                4,696,399                   -
   Return of gain on stock by former employee                                  -              37,602
   Repayment of capital lease obligations                               (140,256)                  -
                                                                     -----------         -----------
         Net cash from financing activities                            9,669,920             769,802
                                                                     -----------         -----------

Net increase (decrease) in cash                                       (1,483,211)         (8,945,963)

Effect of foreign exchange on cash                                          (350)               (415)

Cash, beginning of period                                             12,913,803          27,702,585
                                                                     -----------         -----------
Cash, end of period                                                 $ 11,430,242        $ 18,756,207
                                                                     ===========         ===========


       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has an accumulated deficit of $52,866,401 at June 30, 2002 and expects that Alprox-TD clinical development expenses for the year 2002 will be substantially higher than for 2001, as the product candidate continues ongoing Phase 3 clinical trials. As a result, the Company expects to incur increasing operating losses in 2002 over those incurred in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       LOSS PER SHARE

At June 30, 2002 and 2001, respectively, options to acquire 4,081,300 and 3,582,675 shares of common stock with exercise prices ranging from $.25 to $16.25 per share and warrants to acquire 3,390,399 and 2,191,549 shares of common stock with exercised prices ranging from $1.00 to $16.20 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

3.       RECENT ACCOUNTING PRONOUNCEMENTS


In July 2002, SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial condition or results of operations.

4.       NOTES RECEIVABLE

The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and is payable monthly through February 2004.

5.       CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. As of December 31, 2001, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of June 30, 2002, there is an outstanding balance due GE of $871,862 under this facility. This balance is payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provides for the financing of up to $3 million of equipment and expires on December 31, 2002. During the second quarter of 2002, the Company accessed $396,944 of the credit line. As of June 30, 2002, there is an outstanding balance due GE of $396,944 under the January 2002 facility, and $2,603,056 remains available to the Company to finance future equipment purchases. Balances due are payable in 42 monthly installments from the date of take-down.

6.       RELATED PARTY TRANSACTION

In July 2001, the Company advanced $100,000 to Vivian Liu, the Company's Vice President and Secretary. The full amount of $100,000 remained outstanding as of June 30, 2002. The advance is evidenced by a promissory note, which bears interest at 5% per annum and was due on May 24, 2002. Prior to the due date, the principal amount due was rolled into a new promissory note, which bears interest at 5% per annum and has a new due date of December 31, 2002. Interest due on the promissory note has been paid on a timely basis. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The full amount of $150,000 remained outstanding as of June 30, 2002. The advance is evidenced by a promissory note, which bears interest at 5% per annum and is due on November 15, 2002. Interest due on the promissory note has been paid on a timely basis. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

7.       CONVERTIBLE PROMISSORY NOTE

On June 11, 2002, the Company issued a convertible note (the "Note") with a face value of $5 million to two purchasers. The Note is payable on November 30, 2005 and is collateralized by the Company's manufacturing facility in East Windsor, New Jersey. Book value of the facility was approximately $7.25 million at June 30, 2002. The Note is initially convertible into shares of the Company's common stock at a conversion price initially equal to $4.08 per share (1,225,490 shares). If the Company were to issue shares of its common stock subsequent to September 30, 2002 at per share prices lower than the conversion price of the Note, the conversion price may be adjusted lower. Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company has prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock (the "Warrants") at an exercise price equal to the conversion price of the Note and a term of five years from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model and allocated $795,701 of the proceeds from the Note, based upon the relative fair value of the Note and the Warrants, to the Warrants and has recorded such amount as discount on the Note. The discount is being amortized to interest expense over the term of the Note. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $4.08 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of five years and a risk-free interest rate of 3%.

In the event the Company were to issue common stock subsequent to September 30, 2002 at per share prices less than $4.08 resulting in the conversion price of the Note to be adjusted lower, or if the Company were to repay all or a portion of the interest or Note in common stock, the Company may be required to record charges to operations in future periods.

In addition, the Company paid a placement agent $125,000 in cash and issued the placement agent warrants to acquire 38,941 shares of the Company's common stock at an exercise price of $4.01 per share and a term of three years from the date of issuance. The Company valued the placement agent's warrants at $66,861 using the Black-Scholes pricing model with the following assumptions: exercise price of $4.01 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of three years and a risk-free interest rate of 2.7%. The Company has recorded the $125,000 cash payment and the fair value of the warrants issued to the placement agent as a debt discount, which is being amortized to interest expense over the term of the Note.

8.       PRIVATE PLACEMENT

On June 28, 2002, the Company completed a private placement of its securities to institutional and accredited individual investors. The Company issued a total of 2,666,670 shares of its common stock and warrants to purchase 533,334 shares of common stock , pursuant to a Unit Purchase Agreement. Gross proceeds from the private placement were $5,000,000. The investors paid $11.25 per unit and received five shares of NexMed common stock and a two-year warrant for the right to purchase one share of common stock at $2.81.

In connection with the private placement, the Company paid a placement agent $249,938 in cash and issued the placement agent warrants to purchase 222,167 shares of the Company's common stock at an exercise price of $2.81 per share and a term of three years from the date of issuance.

9.       SUBSEQUENT EVENT

In July and through August 14, 2002, warrants to purchase 1,282,891 shares of common stock with exercise prices between $13.50 and $16.20, which were issued in connection with a 2000 private equity placement, expired without exercise in accordance with their terms due to the expiration of their exercise period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to successful completion of clinical development programs, FDA review and approval, product development and acceptance, manufacturing, partnering, competition and/or other factors, some of which are outside the control of the Company.

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

         Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild to severe ED. In November 2001, we initiated our Phase 3 clinical development program for Alprox-TD(R) which includes two pivotal studies and one open label study and will enroll up to 2,500 patients at approximately 82 sites throughout the U.S. The two pivotal studies, which we initiated in November 2001, are randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. The open-label study, which we initiated in March 2002, is to confirm the safety of Alprox-TD(R) in patients on a longer term basis and includes new patients as well as those who have completed testing in one of the two pivotal Phase 3 studies and elected to continue using Alprox-TD(R) for an additional period. As of August 12, 2002, over 1,000 patients have completed testing and approximately 300 more patients are actively completing testing in our two pivotal studies which we anticipate that we will complete by December 2002. We have over 700 patients enrolled and being tested in our open-label study. If our Phase 3 clinical results are successful, we will submit the New Drug Application ("NDA") to the FDA during 2003. Completion of the open-label study is not a prerequisite for our NDA submission; however there is no assurance that we will be successful nor is there any assurance that we will receive FDA approval on a timely basis.

         Internationally, in April 2002, our Asian licensee launched Befar(R), which is the Asian trademark in Asia for our proprietary ED treatment in Hong Kong. Preliminary sales results indicate the product is well received as a viable alternative to the currently marketed oral ED treatment. Befar(R) has been available in China since July 2001. Befar(R) along with the currently approved oral ED product, are currently classified as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford ED treatments. We also have an NDA pending for Befar in Singapore. Befar(R) is manufactured in China and marketed in Asia by our Asian licensee. We receive royalty payments and payments for the sale of active ingredients and other manufacturing supplies from our Asian licensee.

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

         Another product we are developing is the Viratrol(R) device, a hand-held, non-invasive therapeutic medical device for the treatment of herpes simplex lesions without the use of drugs. The FDA has provided us with comments on our proposed clinical protocol for an efficacy study. Pending the availability of financing, we may elect to initiate the study.

Comparison of Results of Operations Between the Three Months Ended June 30 of 2002 and of 2001.

         Revenues. We recorded $21,563 in revenue during the second quarter of 2002 as compared to no revenue during the same period in 2001 and as compared to $45,281 in the first quarter of 2002. The latter decline is due to lower margins received by our Asian licensee for sales in Hong Kong. We anticipate that Befar(R) sales revenue for our Asian licensee in subsequent quarters in 2002 will increase modestly with the availability of the product in new markets in China and in Hong Kong. We anticipate that royalty revenues that we receive from our Asian licensee will increase accordingly but our product sales revenue will remain consistent as a result of inventory build-up by our Asian licensee, resulting in only modest growth in product sales and royalties on our Consolidated Statements of Operations.

         Cost of Products Sold. Our cost of products sold was $7,965 during the second quarter of 2002 and nil during the same period in 2001, and is attributable to our cost for the active ingredients and other manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China and in Hong Kong.

         Research and Development Expenses. Our research and development expenses for the second quarter of 2002 and 2001 were $5,398,227 and $2,708,101, respectively. The increase is attributable to the pre-clinical and clinical expenses for Alprox-TD(R) and Femprox(R), additional research and development personnel, and the increased depreciation for our scientific equipment and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending for the remainder of 2002 will increase significantly compared to 2001, primarily associated with completing the ongoing Phase 3 clinical development program for Alprox-TD(R). We anticipate increasing our efforts and resources in the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $1,540,013 during the second quarter of 2002 as compared to $1,104,988 during the same period in 2001. The increase is largely attributed to additional expenses for legal fees related to SEC matters and other operational activities, accounting, deprecation and amortization, and the expansion of investor and shareholder relations programs. We expect that total general and administrative spending for the remainder of 2002 will remain at current levels.

         Interest Income. We had interest expense of $17,464 during the second quarter of 2002, as compared to $313,513 of interest income during the same period in 2001. The decrease is a result a reduction in our cash position, lower interest rates in the current period, and an increase in interest expense due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

         Net Loss. The net loss was $6,941,103 or $0.27 per share for the second quarter of 2002, as compared to $3,588,232 or a loss of $0.14 per share for the same period in 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

Comparison of Results of Operations Between the Six Months Ended June 30 of 2002 and of 2001.

         Revenues. We recorded $66,844 in revenue during the first six months of 2002 as compared to no revenue during same period in 2001. We anticipate that Befar(R) sales revenue for our Asian licensee in subsequent quarters in 2002 will increase modestly with the availability of the product in new markets in China and in Hong Kong. We anticipate that royalty revenues that we receive from our Asian licensee will increase accordingly but our product sales revenue will remain consistent as a result of inventory build-up by our Asian licensee, resulting in only modest growth in product sales and royalties on our Consolidated Statements of Operations.

         Cost of Products Sold. Our cost of products sold was $27,033 during the first half of 2002 and nil during the same period in 2001, and is attributable to our cost for the active ingredients and other manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China.

         Research and Development Expenses. Our research and development expenses for the first six months of 2002 and 2001 were $9,646,814 and $5,262,485, respectively. The increase is attributable to the pre-clinical and clinical expenses for Alprox-TD(R) and Femprox(R), additional research and development personnel, and the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending for the remainder of 2002 will increase significantly compared to 2001, primarily associated with completing the ongoing Phase 3 clinical development program for Alprox-TD(R). We anticipate increasing our efforts and resources in the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $2,954,742 during the first six months of 2002 as compared to $2,197,823 during the same period in 2001. The increase is largely attributed to additional expenses for legal fees related to SEC matters and other operational activities, educational grants and the expansion of investor and shareholder relations programs. We expect that total general and administrative spending for the remainder of 2002 will remain at current levels.

         Interest Income. Interest income was $23,069 during the first six months of 2002, as compared to $721,786 during the same period in 2001. The decrease is a result of a reduction in our cash position, lower interest rates in the current period, and an increase in interest expense due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

         Net Loss. The net loss was $12,519,951 or $0.49 per share for the first half of 2002, as compared to $6,801,215 or a loss of $0.31 per share for the same period in 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

Liquidity and Capital Resources.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through June 30, 2002, we had an accumulated deficit of $52,866,401. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

         At June 30, 2002, we recorded less non-cash compensation expense as a result of a reduction in the number of stock options granted to consultants and non-employee directors and the full amortization of stock options previously granted to consultants and non-employee directors. During the first six months in 2002, we recorded no loss on the disposal of assets while during the same period in 2001, we recorded $112,687 as a result of disposing fixed assets which were not in use anymore. At June 30, 2002, we had a decrease in the amount of prepaid expenses and other assets primarily as a result of the reclassification of the note receivable as discussed in Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements.

         We have attempted to reduce cash flow requirements by renting scientific equipment and research and development facilities and using consultants, where appropriate. However, we expect to incur additional future expenses, resulting in significant losses, as we continue and expand our research and development activities and undertake additional pre-clinical and clinical trials for our proprietary topical treatments under development. We also expect to incur substantial expenses relating to the filing, maintenance, defense and enforcement of patent and other intellectual property claims.

         At June 30, 2002, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $13.2 million as compared to $19 million at December 31, 2001. We have allocated our cash reserves for our operational requirements, and for the ongoing U.S. clinical studies on Alprox-TD(R) and the validation of our new manufacturing facility for compliance with Good Manufacturing Practices (GMP) as required by the FDA. To date, we have spent approximately $51 million on the Alprox-TD(R) development program, and anticipate that we will spend an additional $7.5 million prior to NDA submission. We have spent approximately $8 million in total for the land, building and GMP development as related to our East Windsor manufacturing. We intend to initiate additional clinical studies for Femprox(R) and other products under development, pending the availability of financing through a licensing arrangement and/or through issuance and sale of equity or debt.

         At December 31, 2001, we accessed $1,113,459 of the GE credit line. The $5 million credit line expired in March 2002, leaving a balance due GE of $871,862, which we are repaying in monthly installments through various dates in 2004. In January 2002, GE approved a new $3 million credit line, which expires on December 31, 2002. We accessed $396,944 of the credit line during the second quarter of operations in 2002 and $2,603,056 million remains available to us under the credit line. The GE leases generally have a 42 month term and balances under this facility are payable in monthly installments over the 42 month term of the applicable lease. In June 2002, we completed one round of debt financing through the issuance of convertible notes and warrants and one round of equity financing through the issuance of common stocks and warrants to purchase shares of our common stock. We received a total of approximately $11 million in gross proceeds from these financings.

         We believe that our current cash reserves, which include the proceeds received from recent financing activities and other liquid reserves plus our credit line, are sufficient to support an additional approximately four months of operations at current levels. As a result we will require additional financing to continue such operations beyond that time. We are seeking financing from equity or debt and from private and public sources. In addition, we are in discussions with various third parties regarding collaborative licensing and/or marketing arrangements for Alprox-TD(R) and Femprox(R), which, if successfully entered into, could result in substantial licensing and milestone payments paid to us by the partner. There is no assurance we will be able to raise additional financing or enter into such licensing and/or marketing arrangements.

         If we do not obtain additional funding or enter into such licensing and/or marketing arrangements, we will need to significantly modify our business objectives or reduce or cease certain or all of our clinical trials, our product development programs and other operations. Our cash requirements may also vary materially from those now planned because of changes in focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes to our exposures to market risk since December 31, 2001.



                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 11, 2002, we issued a 42-month convertible note (the "Note"), which is secured by our manufacturing facility in East Windsor, New Jersey. The
Note is convertible into shares of our common stock at a conversion price initially equal to $4.08 (the "Conversion Price"). Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and we may pay such amounts in cash or by effecting the automatic conversion of such amount into our common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock at a price equal to the Conversion Price. The Note and warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received $5 million in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

         On June 28, 2002, we completed a private placement of our securities to institutional and accredited individual investors, pursuant to an exemption from registration under the Act provided by Rule 506 of Regulation D. Each Unit was sold for $11.25, and consisted of 5 shares of common stock and a two-year warrant to purchase one share of common stock at $2.81 per share. The Company received $6 million in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         These are the results of voting by stockholders present or represented by proxy at our annual meeting on June 21, 2002:

Item 1. Election of Directors. The stockholders elected the following persons to serve as directors of the Company until the annual meeting in 2005 or until their successors are elected:

Name of Director               Votes For               Votes Withheld
----------------               ---------               --------------
Y. Joseph Mo                   19,735,464              388,078
Joseph L. Yeager               19,781,764              341,778

Item 2. Proposal to approve the Amended and Restated Articles of Incorporation. The stockholders did not approve this proposal. There were 7,229,165 votes for the proposal, 134,669 votes against, 252,400 votes abstaining, and 12,507,308 broker non-votes. Under applicable Nevada law, the affirmative vote of the shareholders holding a majority of the outstanding shares of common stock is required for approval of the proposed amendment to our Articles of Incorporation. Consequently, abstentions from voting on the proposal and broker non-votes had the same effect as a negative vote on the proposal to amend and restate our Articles of Incorporation.

Item 3. Ratification of Selection of Independent Accountants. The stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as the Company's independent accountants for fiscal year 2002. There were 19,803,306 votes for ratification; 89,611 votes against; 230,625 votes abstaining; and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit
Number                                                  Description
-------                                                 -----------
4.1        Form of 5% Convertible Note dated June 11, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.2        Form of Warrant dated June 11, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company's
           S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.3        Form of Unit Warrant dated June 28, 2002 (incorporated herein by reference to Exhibit 4.5 to the
           Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.4        Form of Placement Agent Warrant dated June 28, 2002 (incorporated herein by reference to Exhibit 4.6 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

10.1       Purchase Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings,
           Inc. dated June 11, 2002.

10.2       Registration Rights Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic
           Holdings, Inc. dated June 11, 2002.

10.3       Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of
           The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002.

10.4       Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings,
           Inc. dated June 11, 2002.

10.5       Form of Unit Purchase Agreement dated June 28, 2002.

99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

99.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.


(b)  REPORTS ON FORM 8-K

         We filed a Form 8-K on June 12, 2002, announcing the issuance of the $5 million convertible note, which is collateralized by our manufacturing facility in East Windsor, New Jersey.

         We filed a Form 8-K on July 2, 2002, announcing the issuance of common stock and warrants in the private placement completed on June 28, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NEXMED, INC.


Date:    August 14, 2002                     /s/ Y. Joseph Mo
     ----------------------                  ----------------
                                             Y. Joseph Mo
                                             Chairman of the Board of Directors,
                                             President and C.E.O.

                                  EXHIBIT INDEX

Exhibit
Number                                                  Description
-------                                                 -----------
4.1        Form of 5% Convertible Note dated June 11, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.2        Form of Warrant dated June 11, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company's
           S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.3        Form of Unit Warrant dated June 28, 2002 (incorporated herein by reference to Exhibit 4.5 to the
           Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.4        Form of Placement Agent Warrant dated June 28, 2002 (incorporated herein by reference to Exhibit 4.6 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

10.1       Purchase Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings,
           Inc. dated June 11, 2002.

10.2       Registration Rights Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic
           Holdings, Inc. dated June 11, 2002.

10.3       Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of
           The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002.

10.4       Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings,
           Inc.

10.5       Form of Unit Purchase Agreement dated June 28, 2002.

99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.


99.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.