Form 10-Q
period 2002-09-30
NEXMED INC
filed 2002-11-13
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002


                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Nevada                                                            87-0449967
-----------------------------------------------------                        -----------------------
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

Yes [X}  No [ ]

Check whether the issuer an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]  No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 2002, 28,261,604 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

                                                                                                                  Page
Part I. FINANCIAL INFORMATION....................................................................................   1

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at September 30, 2002 and
                  December 31, 2001 .............................................................................   1

                  Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 2002 and September 30, 2001......................................................   2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
                  30, 2002 and September 30, 2001................................................................   3

                  Notes to Condensed Consolidated Unaudited Financial Statements.................................   4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........   7

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....................................  13

        Item 4.   Procedures and Controls .......................................................................  13

Part II. OTHER INFORMATION.......................................................................................  14

        Item 6.   Exhibits and Reports on Form 8-K...............................................................  14

Signature........................................................................................................  15

Exhibit Index....................................................................................................  18


                                  NexMed, Inc.
               Condensed Consolidated Balance Sheets (Unaudited)

                                                                                September 30           December 31
                                                                                    2002                  2001
Assets
------
Current assets:
  Cash and cash equivalents                                                     $  4,813,223            $ 12,913,803
  Certificates of Deposit                                                                -                 3,564,373
  Marketable securities                                                            1,006,957               2,265,529
  Notes receivable, current                                                          195,402                     -
  Prepaid expenses and other assets, net                                             587,661                 879,491
                                                                                -------------------------------------
    Total current assets                                                           6,603,243              19,623,196

Land, buildings, furniture and equipment, net                                     11,497,824               7,691,517
Debt Issuance cost, net of accumulated amortization
  of $31,113                                                                         233,900                     -
Notes Receivable                                                                      89,207                     -
                                                                                --------------------------------------
    Total assets                                                                $ 18,424,174            $  27,314,713
                                                                                ======================================

Liabilities and stockholders' equity
------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                        $  1,336,174            $  2,194,730
   Capital lease obligation                                                          501,749                 287,541
                                                                                --------------------------------------
     Total current liabilities                                                     1,837,923               2,482,271

Long Term liabilities:
   Convertible note payable                                                        4,273,471                     -
   Capital lease obligation, net of current portion                                  988,621                 724,577
                                                                                --------------------------------------
     Total Long Term Liabilities                                                   5,262,092                 724,577
                                                                                --------------------------------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued and outstanding                                        -                       -
  Common stock, $.001 par value, 80,000,000
   shares authorized, 28,261,604 shares and
   25,541,934 shares issued and outstanding at
   September 30, 2002 and December 31, 2001                                           28,262                  25,542
Additional paid-in capital                                                        71,248,491              64,538,838
Accumulated deficit                                                              (59,741,798)            (40,346,450)
Deferred compensation                                                                 (4,877)                 (6,704)
Unrealized loss marketable securities                                               (206,023)               (103,719)
Cumulative translation adjustments                                                       104                     358
                                                                                --------------------------------------
    Total stockholders' equity                                                    11,324,159               24,107,865
                                                                                --------------------------------------
    Total liabilities and stockholders' equity                                  $ 18,424,174             $ 27,314,713
                                                                                ======================================



       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)



                                                                    For the nine months                  For the three months
                                                                    ended September 30,                   ended September 30,
                                                              -----------------------------         -----------------------------
                                                                 2002                2001               2002              2001
                                                                 ----                ----               ----              ----

Revenue
  Product sales, royalties and development fees             $     145,019       $         -          $     78,175    $        -
                                                            ---------------    ---------------      --------------  -------------
    Total revenues                                                145,019                  0               78,175              0
                                                            ---------------    ---------------      --------------  -------------

Operating expenses
  Cost of product sales                                            27,033                 -                    -              -
  Selling, general and administrative                           4,193,004           3,315,852           1,238,262      1,118,029
  Research and development                                     15,229,345           7,823,185           5,582,531      2,560,700
                                                            ---------------    ---------------      --------------  -------------
    Total operating expenses                                   19,449,382          11,139,037           6,820,793      3,678,729
                                                            ---------------    ---------------      --------------  -------------

Loss from operations                                        $ (19,304,363)        (11,139,037)         (6,742,618)    (3,678,729)
                                                            ---------------    ---------------      --------------  -------------

Other Income (expense)
  Interest income (expense), net                                  (99,522)          1,064,379            (122,591)       342,593
  Other income (expense)                                            8,537            (183,688)            (10,188)      (120,995)
                                                            ---------------    ---------------      --------------  -------------
    Total Other income (expense)                                  (90,985)            880,691            (132,779)       221,598
                                                            ---------------    ---------------      --------------  -------------


  Net loss                                                  $ (19,395,348)      $ (10,258,346)       $ (6,875,397)  $ (3,457,131)
                                                            ---------------    ---------------      --------------  -------------

Other comprehensive income
  Foreign currency translation adjustments                           (254)                 (3)                 96            412
  Unrealized loss on available-for-sale securities               (102,304)            (37,711)            (48,127)        51,571
                                                            ---------------    ---------------      --------------  -------------
    Total other comprehensive income                             (102,558)            (37,714)            (48,031)        51,983
                                                            ---------------    ---------------      --------------  -------------

  Comprehensive Loss                                        $ (19,497,906)      $ (10,296,060)       $ (6,923,428)  $ (3,405,148)
                                                            ===============    ===============      ==============  =============

Basic and diluted loss per share                            $       (0.73)      $       (0.40)       $      (0.24)  $      (0.14)
                                                            ---------------    ---------------      --------------  -------------

Weighted average common shares outstanding
  used for basic and diluted loss per share                    26,472,909          25,357,166          28,245,979     25,476,499
                                                            ---------------    ---------------      --------------  -------------








       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                                 For the nine months
                                                                                  ended September 30,
                                                                             -------------- --------------
                                                                                2002              2001
                                                                                ----              ----
Cash flows from operating activities
  Net loss                                                                   $ (19,395,348) $ (10,258,346)
  Adjustments to reconcile net loss to net cash from operating activities
    Depreciation and amortization                                                  699,697        382,473
    Non-cash compensation expense                                                   78,767        506,443
    Loss on disposal of assets                                                         -          112,687
    Net loss on sale of marketable securities                                          -          137,824
    (Increase)/decrease in prepaid expenses and other assets                       377,572       (355,081)
    (Decrease)/Increase in accounts payable
      and accrued expenses                                                        (858,557)      (104,702)
                                                                             -------------- --------------
        Net cash used in operating activities                                  (19,097,868)    (9,578,702)
                                                                             -------------- --------------

Cash flow from investing activities
  Increase in notes receivable, net                                               (284,609)             -
  Capital expenditures                                                          (3,629,179)    (2,253,100)
  Purchase of marketable securities                                             (1,227,769)      (462,298)
  Purchase of certificates of deposit                                             (384,000)    (4,716,000)
  Sales of marketable securities                                                 2,377,148        811,128
  Maturities of certificates of deposit                                          3,944,000      3,460,000
                                                                             -------------- --------------
        Net cash provided by (used in) investing activities                        795,591     (3,160,270)
                                                                             -------------- --------------

Cash flow from financing activities
  Issuance of common stock, net of offering
    costs                                                                        5,750,371        957,200
  Return of gain on stock by former employee                                           -           37,602
  Issuance of notes payable, net of debt issue cost                              4,696,399            -
  Repayment of capital lease obligations                                          (244,818)       (41,685)
                                                                             -------------- --------------
        Net cash from financing activities                                      10,201,952        953,117
                                                                             -------------- --------------

Net increase in cash                                                            (8,100,326)   (11,785,855)

Effect of foreign exchange on cash                                                    (254)            (3)

Cash, beginning of period                                                       12,913,803     27,702,585
                                                                             -------------- --------------

Cash, end of period                                                          $   4,813,223  $  15,916,727
                                                                             ============== ==============







       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company has an accumulated deficit of $59,741,798 at September 30, 2002 and expects that Alprox-TD clinical development expenses for the year 2002 will be substantially higher than for 2001, as the product candidate is completing the ongoing pivotal Phase 3 clinical trials. As a result, the Company expects to incur increasing operating losses in 2002 over those incurred in 2001. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

2.       LOSS PER SHARE

At September 30, 2002 and 2001, respectively, options to acquire 4,103,200 and 3,489,025 shares of common stock with exercise prices ranging from $.25 to $16.25 per share and warrants to acquire 3,390,399 and 2,206,549 shares of common stock with exercise prices ranging from $1.00 to $14.85 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. FAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on the Company's financial condition or results of operations.

4.       CONVERTIBLE PROMISSORY NOTE

On June 11, 2002, the Company issued a convertible note (the "Note") with a face value of $5 million to two purchasers. The Note is payable on November 30, 2005 and is collateralized by the Company's manufacturing facility in East Windsor, New Jersey. Book value of the facility was approximately $7.25 million at September 30, 2002. The Note is initially convertible into shares of the Company's common stock at a conversion price initially equal to $4.08 per share (1,225,490 shares). If the Company were to issue shares of its common stock subsequent to September 30, 2002 at per share prices lower than the conversion price of the Note, the conversion price may be adjusted lower. Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company has prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock (the "Warrants") at an exercise price equal to the conversion price of the Note and a term of five years from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model and allocated $795,701 of the proceeds from the Note, based upon the relative fair value of the Note and the Warrants, to the Warrants and has recorded such amount as discount on the Note. The discount is being amortized to interest expense over the term of the Note. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $4.08 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of five years and a risk-free interest rate of 3%.

In the event the Company were to issue common stock subsequent to September 30, 2002 at per share prices less than $4.08 resulting in the conversion price of the Note to be adjusted lower, or if the Company were to repay all or a portion of the interest or Note in common stock, the Company may be required to record charges to operations in future periods.

In addition, the Company paid a placement agent $125,000 in cash and issued the placement agent warrants to acquire 38,941 shares of the Company's common stock at an exercise price of $4.01 per share and a term of three years from the date of issuance. The Company valued the placement agent's warrants at $66,861 using the Black-Scholes pricing model with the following assumptions: exercise price of $4.01 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of three years and a risk-free interest rate of 2.7%. The Company has recorded the $125,000 cash payment and the fair value of the warrants issued to the placement agent as a debt discount, which is being amortized to interest expense over the term of the Note. In addition, all professional fees associated with the closing of the Note are being amortized over the term of the Note.

For the nine months ended September 30, 2002, the Company recorded amortization of $69,172 and $31,113 of the debt discount and closing costs respectively.

5.       NOTES RECEIVABLE

The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and is payable monthly through February 2004.

6.       CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ.

Equipment financed through this facility has been in the form of a 42 month capital lease. As of December 31, 2001, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of September 30, 2002, there was an outstanding balance due GE of $799,120 under this facility. This balance is payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provides for the financing of up to $3 million of equipment and expires on December 31, 2002. During the third quarter of 2002, the Company accessed $335,313 of the credit line. As of September 30, 2002, there was an outstanding balance due GE of $691,250 under the January 2002 facility, and $2,256,384 remains available to the Company to finance future equipment purchases. Balances due are payable in 42 monthly installments from the date of take-down.

In October 2002, the Company accessed an additional $367,811 of the credit line leaving $1,888,573 available to the Company to finance future equipment purchases.

7.       RELATED PARTY TRANSACTION

In July 2001, the Company advanced $100,000 to Vivian Liu, the Company's Vice President and Secretary. The advance was evidenced by a promissory note, which bears interest at 5% per annum and was due on May 24, 2002. Prior to the due date, the principal amount due was rolled into a new promissory note, which bore interest at 5% per annum and had a new due date of December 31, 2002. As of September 30, 2002, the principal amount of $100,000 was repaid along with all interest due.

In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The full amount of $150,000 remained outstanding as of September 30, 2002. The advance is evidenced by a promissory note, which bears interest at 5% per annum and is due on November 15, 2002. Interest due on the promissory note has been paid on a timely basis. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

8.       WARRANTS.

In July and through August 14, 2002, warrants to purchase 1,282,891 shares of common stock with exercise prices between $13.50 and $16.20, which were issued in connection with a 2000 private equity placement, expired without exercise in accordance with their terms due to the expiration of their exercise period.

9.       CO-DEVELOPMENT AGREEMENT

In August 2002, the Company entered into an research and development agreement with a Japanese pharmaceutical company. Pursuant to the terms of this agreement, the Company will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(Registered Trademark) technology. The Company received an upfront payment of 10 million Japanese Yen (approximately $90,000) with future periodic payments to be made based on the achievement of certain research and development milestones. Total payments under the agreement could aggregate up to 50 million Japanese Yen, or approximately $450,000 and the Company will retain the right to manufacture and commercialize the new product worldwide except in Japan.


Revenues earned under this research contract are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to raise additional required financing on acceptable terms, successful completion of clinical development programs, FDA review and approval, product development and acceptance, manufacturing, partnering, competition and/or other factors, some of which are outside the control of the Company.

General.

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(Registered Trademark), which may enable an active drug to be better absorbed through the skin. The NexACT(Registered Trademark) transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(Registered Trademark) technology would improve therapeutic outcomes and reduce gastrointestinal or other systemic side effects that often accompany oral and injectable medications.

         Currently, we are focusing our application of the NexACT(Registered Trademark) technology to Alprox-TD(Registered Trademark) and Femprox(Registered Trademark) creams, for the treatment of male erectile dysfunction and female sexual arousal disorder, respectively. Our clinical studies have demonstrated that NexACT(Registered Trademark) enhancers promote the rapid absorption of alprostadil, a drug well recognized for treating erectile dysfunction, and improve clinical responses. We are also exploring the application of the NexACT(Registered Trademark) technology to other drug compounds and delivery systems, and are in the early stage of developing new products such as a topical treatment for nail fungus, a topical non-steroidal anti-inflammatory drug treatment for pain and inflammation, and a topical anti-nausea treatment for the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

         Alprox-TD(Registered Trademark) is an alprostadil-based cream treatment intended for patients with mild to severe erectile dysfunction. In November 2001, we initiated our Phase 3 clinical development program for Alprox-TD(Registered Trademark) which includes two pivotal studies and one open label study and will enroll up to 2,500 patients at approximately 82 sites throughout the U.S. The two pivotal studies, which we initiated in November 2001, are randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(Registered Trademark) in patients with various degrees of erectile dysfunction. The open-label study, which we initiated in March 2002, is to confirm the safety of Alprox-TD(Registered Trademark) in patients on a longer term basis and includes new patients as well as those who have completed testing in one of the two pivotal Phase 3 studies and elect to continue using Alprox-TD(Registered Trademark) for an additional period. As of November 1, 2002, over 1,250 patients have completed testing and approximately 100 more patients are actively completing testing in our two pivotal studies, which we anticipate will be completed in December 2002.

         On November 13, 2002, we announced that the FDA has advised us to stop the ongoing open-label study of the Alprox-TD(Registered Trademark) cream until certain issues surrounding NexMed's 26-week transgenic mice study have been resolved. The FDA is permitting us to continue our two fully- enrolled Phase 3 pivotal studies of Alprox-TD(Registered Trademark), which will be completed in December 2002.

         The FDA's decision was based on the results of the 26-Week Dermal Carcinogenicity Study in transgenic mice. The permeation excipient formulated in Alprox-TD(Registered Trademark), which is the penetration enhancement agent, produced positive results in the transgenic mouse study and was associated with an increase in benign dermal papillomas at the highest concentrations tested. The results were negative, however, at the lowest concentration tested. Active drug was not used in this mouse study and the result does not suggest a safety issue with alprostadil.

         We have requested a meeting with the FDA to review its decision and if necessary, initiate an appeal process. We anticipate that the FDA's decision is likely to result in a delay in the submission of our New Drug Application for approximately 12 months, to the second half of 2004. The length of the delay will depend on the FDA's final decision on when we can reinitiate the open-label study even though the completion of the open-label study is not a prerequisite for the filing of our New Drug Application. It is possible that we may never successfully complete our studies or receive FDA approval on a timely basis, if at all.

         Internationally, in April 2002, our Asian licensee launched Befar(Registered Trademark), which is the Asian trademark for our proprietary erectile dysfuncton treatment in Hong Kong. Befar(Registered Trademark) has been available in China since July 2001, which along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. We also have a New Drug Application pending for Befar in Singapore. Befar(Registered Trademark) is manufactured in China and marketed in Asia by our Asian licensee. We receive royalty payments and payments for the sale of active ingredients and other manufacturing supplies from our Asian licensee.

         Femprox(Registered Trademark) is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed a Phase 2 "at home use" clinical study with Femprox(Registered Trademark). This multi-center study was randomized, double-blind, placebo-controlled, and designed to investigate the efficacy and safety of the Femprox(Registered Trademark) cream in 98 pre-menopausal women diagnosed with female sexual arousal disorder. We have completed our review and analysis of the clinical results and submitted them to the FDA for their review and comment. Pending the availability of financing, we intend to initiate a second Phase 2 study which will examine the efficacy and safety of the Femprox(Registered Trademark) cream in pre-menopausal and post-menopausal women.

Patents.

         We have seven U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(Registered Trademark) technology and our NexACT-based products under development, such as Alprox-TD(Registered Trademark), Femprox(Registered Trademark), and our non-steroidal anti-inflammatory cream. We have three U.S. patents issued on the Viratrol(Registered Trademark) device and one patent application pending with respect to the technology, inventions and improvements that are significant to the Viratrol(Registered Trademark) device. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

         The following table identifies our seven U.S. patents and the year of expiration for each patent:

                        Patent Name                                              Expiration Date
                        -----------                                              ---------------
Prostaglandin Composition and Methods of Treatment of Male ED                          2020
Topical Compositions for PGE1 Delivery                                                 2017
Topical Compositions for Non-Steroidal Anti-Inflamatory Drug Delivery                  2017
Biodegradable Absorbation Enhancers                                                    2012
Biodegradable Absorbation Enhancers                                                    2010
Medicament Dispenser                                                                   2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)                                    2019

Research and Development.

         Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our proprietary products under development, including the Alprox-TD(Registered Trademark) and Femprox(Registered Trademark) creams utilizing the NexACT(Registered Trademark) technology as well as the Viratrol(Registered Trademark) device, has been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

         The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period of from 12 months to several years. Upon completion of Phase 3 studies, a NDA is submitted to the FDA or foreign governmental regulatory authority for review and approval.

         Our failure to obtain requisite governmental approvals timely or at all will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

         Because we intend to sell and market our products outside the U.S., we will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. Our failure to meet each foreign country's requirements could delay the introduction of our proposed products in the respective foreign country and limit our revenues from sales of our proposed products in foreign markets.

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

Comparison of Results of Operations Between the Three Months Ended September 30 of 2002 and of 2001.

         Revenues. We recorded $78,175 in revenue during the third quarter of 2002 as compared to no revenue during the same period in 2001. The 2002 revenues include royalty on sales received from our Asian licensee and also revenue recognized on our co-development agreement with a Japanese pharmaceutical company. Pursuant to the terms of this agreement, we will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(Registered Trademark) technology. Payments under this contract include an upfront payment of 10 million Japanese Yen (approximately $90,000). Periodic payments of up to an additional 40 million Japanese Yen (approximately $360,000) would be made based on the achievement of certain research and development milestones. We have retained the right to manufacture and commercialize the new product worldwide except in Japan.

         Cost of Products Sold. Our cost of products sold was nil during the third quarter of 2002 and nil during the same period in 2001. Our Asian licensee had sufficient inventory of the manufacturing supplies during the third quarter of 2002 and so, made no purchases from us.

         Research and Development Expenses. Our research and development expenses for the third quarter of 2002 and 2001 were $5,582,531 and $2,560,700, respectively. Research and development expenses attributable to Alprox-TD(Registered Trademark) and Femprox(Registered Trademark) in the third quarter of 2002 were $4,153,850 and $91,254, respectively, as compared to $690,722 and $307,089,respectively during the same period in 2001. The increase is attributable to the pre-clinical and clinical expenses for Alprox-TD(Registered Trademark), additional research and development personnel, and the increased depreciation for our scientific equipment and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending for 2002 will increase significantly compared to 2001, primarily associated with completing the ongoing Phase 3 clinical development program for Alprox-TD(Registered Trademark). We anticipate increasing our efforts and resources in the application of the NexACT(Registered Trademark) technology to other drug compounds and delivery systems for the development of new products.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $1,238,262 during the third quarter of 2002 as compared to $1,118,029 during the same period in 2001. The increase is largely attributed to additional expenses for legal fees related to financing and SEC matters and other operational activities, accounting, deprecation and amortization, and the expansion of investor and shareholder relations programs. We expect that total general and administrative spending for the fourth quarter of 2002 will decrease with the reduction in expenditures and non-essential personnel as discussed in Liquidty and Capital Resources.

         Interest Income. We had interest expense of $122,591 during the third quarter of 2002, as compared to an income of $342,593 during the same period in 2001. The decrease is a result of a reduction in our cash position, lower interest rates in the current period, and an increase in interest expense due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

         Net Loss. The net loss was $6,875,397 or $0.24 per share for the third quarter of 2002, as compared to $3,457,131 or a loss of $0.14 per share for the same period in 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2002 and of 2001.

         Revenues. We recorded $145,019 in revenue during the first nine months of 2002 as compared to no revenue during same period in 2001. The 2002 revenues include revenues from royalty on sales and from product sales received from our Asian licensee and revenue recognized on our co-development agreement with a Japanese pharmaceutical company. Pursuant to the terms of this agreement, we will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(Registered Trademark) technology. Payments under this contract include an upfront payment of 10 million Japanese Yen (approximately $90,000). Periodic payments of up to an additional 40 million Japanese Yen (approximately $360,000) would be made based on the achievement of certain research and development milestones. We have retained the right to manufacture and commercialize the new product worldwide except in Japan.

         Cost of Products Sold. Our cost of products sold was $27,033 during the first nine months of 2002 and nil during the same period in 2001, and is attributable to our cost for the active ingredients and other manufacturing supplies sold to our Asian licensee during the first six months of the year for the production of Befar(Registered Trademark) in China.

         Research and Development Expenses. Our research and development expenses for the first nine months of 2002 and 2001 were $15,229,345 and $7,823,185, respectively. $10,894,654 and $579,576 of the 2002 research and development expenses were attributable to Alprox-TD(Registered Trademark) and Femprox(Registered Trademark), respectively as compared to $2,554,608 and $734,177,respectively during the same period in 2001. The increase is attributable to the pre-clinical and clinical expenses for Alprox-TD(Registered Trademark), additional research and development personnel, and the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and amortization for the expansion of our facility in Robbinsville, NJ. We expect that total research and development spending for 2002 will increase significantly compared to 2001, primarily associated with completing the ongoing Phase 3 clinical development program for Alprox-TD(Registered Trademark). We anticipate increasing our efforts and resources in the application of the NexACT(Registered Trademark) technology to other drug compounds and delivery systems for the development of new products.

         Selling, General and Administrative Expenses. Our general and administrative expenses were $4,193,004 during the first nine months of 2002 as compared to $3,315,852 during the same period in 2001. The increase is largely attributed to additional expenses for legal fees related to financing and SEC matters and other operational activities, educational grants and the expansion of investor and shareholder relations programs. We expect that total general and administrative spending for the remainder of 2002 will decrease with the reduction in expenditures and non-essential personnel as discussed in Liquidity and Capital Resources.

         Interest Income. Interest expense was $99,522 during the first nine months of 2002, as compared to an income of $1,064,379 during the same period in 2001. The decrease is a result a significant reduction in our cash position, lower interest rates in the current period, and an increase in interest expense due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

         Net Loss. The net loss was $19,395,348 or $0.73 per share for the first nine months of 2002, as compared to $10,258,346 or a loss of $0.40 per share for the same period in 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

Liquidity and Capital Resources.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through September 30, 2002, we had an accumulated deficit of $59,741,798. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

         In August 2002, we entered into a co-development agreement with a major Japanese pharmaceutical company. Pursuant to the terms of this agreement, we will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(Registered Trademark) technology. We received a modest upfront payment with future periodic payments to be made based on the achievement of certain research and development milestones, and will retain the right to manufacture and commercialize the new product worldwide except in Japan.

         At September 30, 2002, we recorded significantly less non-cash compensation expense as a result of a reduction in the number of stock options granted to consultants and non-employee directors and the full amortization of stock options previously granted to consultants and non-employee directors. During the first nine months in 2002, we recorded an amortization of debt discount due to the issuance of the convertible notes in June 2002. At September 30, 2002, we had a decrease in the amount of prepaid expenses and other assets primarily as a result of the reclassification of the note receivable as discussed in Note 4 in the Notes to Unaudited Condensed Consolidated Financial Statements. During the first nine months in 2002, we had an increase in debt issuance cost as a result of the issuance of the convertible notes in June 2002.

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

         At September 30, 2002, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $5.8 million as compared to $19 million at December 31, 2001. We have allocated our cash reserves for our operational requirements, and for the ongoing U.S. clinical studies on Alprox-TD(Registered Trademark) and the validation of our new manufacturing facility for compliance with Good Manufacturing Practices
(GMP) as required by the FDA. To date, we have spent approximately $55 million on the Alprox-TD(Registered Trademark) development program. We anticipate that at least an additional $10 million on Alprox-TD(Registered Trademark) will have to be spent prior to the submission of our New Drug Application, which we anticipate to take place in the second half of 2004, depending upon final resolution of the FDA's decision to stop our open-label study. To date we have spent $2.4 million on the Femprox(Registered Trademark) development program and pending the availability of financing, we intend to initiate a second Phase 2 study which will examine the efficacy and safety of the Femprox(Registered Trademark) cream in pre-menopausal and post-menopausal women. We have spent approximately $8 million in total for the land, building and GMP development as related to our East Windsor manufacturing. We intend to initiate additional clinical studies for Femprox(Registered Trademark) and other products under development, pending the availability of financing through a licensing arrangement and/or through issuance and sale of equity or debt.

         At December 31, 2001, we accessed $1,113,459 of the GE Capital credit line. The $5 million credit line expired in March 2002 and as of September 30, 2002, there was an outstanding balance due GE Capital of $799,120, which we are repaying in monthly installments through various dates in 2004. In

January 2002, GE Capital approved a new $3 million credit line, which expires on December 31, 2002. We accessed $335,313 of the credit line during the third quarter of operations in 2002 and $2,256,384 remains available to us under the credit line. The GE Capital leases generally have a 42 month term and balances under this facility are payable in monthly installments over the 42 month term of the applicable lease.

         We anticipate that the FDA's decision will have an adverse impact on our financing efforts. As such, we have implemented a cash conservation program, which includes a significant reduction in expenditures and in non-essential personnel. We believe that our current cash reserves along with marketable securities are sufficient to support an additional four months of operations at the reduced levels. As a result we will require additional financing to continue such operations beyond that time. We intend to seek financing from equity or debt and from private and public sources. In addition, we are in discussions with various third parties regarding collaborative licensing and/or marketing arrangements for Alprox-TD(Registered Trademark) and other NexACT(Registered Trademark)-based products under development, which, if successfully entered into, could result in substantial licensing and milestone payments paid to us by the partner. However, the timeframe and payment amounts may be adversely affected as a result of the delay in our New Drug Application filing. There is no assurance we will be able to raise additional financing or enter into such licensing and/or marketing arrangements. If we do not raise additional financing, or enter into a significant licensing and/or marketing agreement, future operations will need to be scaled back further or discontinued.

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


ITEM 4.    PROCEDURES AND CONTROLS


         Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management (including the Company's Chief Executive Officer and Acting Chief Financial Officer, its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit                                                      Description
Number                                                       -----------
------
99.1           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

99.2           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Acting Chief Financial
               Officer.

(b)  REPORTS ON FORM 8-K

         We filed a form 8-K on July 2, 2002 announcing the issuance of common stock and warrants in the private placement completed on June 28, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEXMED, INC.


Date:    November 13, 2002                /s/ Y. Joseph Mo
     ----------------------               ----------------
                                          Y. Joseph Mo
                                          Chairman of the Board of Directors,
                                          President and C.E.O.

                                  CERTIFICATION
                                  -------------

I, Y. Joseph Mo, Chief Executive Officer of NexMed, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of NexMed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                                       /s/ Y. Joseph Mo
                                                       ----------------
                                                       Y. Joseph Mo
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Vivian H. Liu, Chief Financial Officer of NexMed, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of NexMed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                               /s/ Vivian H. Liu
                                               -----------------
                                               Vivian H. Liu
                                               Acting Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                                                       Description
------                                                       -----------
99.1           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
99.2           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Acting Chief Financial
               Officer.