Form 10-K
period 2002-12-31
NEXMED INC
filed 2003-03-31
CIK 1017491

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from           to
        ----------             ---------


                         Commission file number 0-22245


                                   NEXMED, INC
             (Exact Name of Registrant as Specified in Its Charter)


            NEVADA                                        87-0449967
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)




                 350 CORPORATE BOULEVARD, ROBBINSVILLE, NJ 08691
                    (Address of Principal Executive Offices)


                                 (609) 208-9688


                         (Registrant's telephone number)


          Securities registered pursuant to Section 12(b) of the Act:


     Title of Each Class                  Name of Exchange on Which Registered
     -------------------                  ------------------------------------
COMMON STOCK, PAR VALUE $.001                 THE NASDAQ NATIONAL MARKET


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

         As of June 30, 2002, the aggregate market value of the common stock held by non-affiliates was approximately $65,828,310.

         As of March 24, 2003 28,678,933 shares of the common stock, par value $.001, of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement to be delivered to our stockholders in connection with the Annual Meeting of Stockholders to be held on June 16, 2003 (the "2003 Proxy Statement") are incorporated by reference into Part III of this Report.

                                  NEXMED, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2002

                               ITEMS IN FORM 10-K

                                                                                                              Page

PART I.

Item 1.     BUSINESS.........................................................................................   1

Item 2.     PROPERTIES.......................................................................................   9

Item 3.     LEGAL PROCEEDINGS................................................................................   9

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................   9

PART II.

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS..........................................................................................   9

Item 6.     SELECTED FINANCIAL DATA..........................................................................  10

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................................................  10

Item 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................  17

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................  17

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE........................................................................  38

PART III.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................  38

Item 11.    EXECUTIVE COMPENSATION...........................................................................  38

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
            STOCKHOLDER MATTERS..............................................................................  38

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................  38

Item 14.    CONTROLS AND PROCEDURES .........................................................................  38

PART IV.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..................................  38


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

GENERAL

       NexMed, Inc., (the "Company," which may be referred to as "we," "us," or "our") is a pharmaceutical and medical technology company. We develop therapeutic products based on proprietary delivery systems for commercialization. We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin.

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

       We are focusing our application of the NexACT(R) technology to Alprox-TD(R) cream for the treatment of male erectile dysfunction ("ED"). We are also developing Femprox(R) cream for female sexual arousal disorder ("FSAD"). We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems, and are in the early stages of developing new topical treatments for nail fungus, premature ejaculation, urinary incontinence, wound healing, and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

       Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild, moderate or severe ED. Our clinical studies have demonstrated that NexACT(R) enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD(R), which tested over 1,300 patients at 82 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. We are currently reviewing and analyzing the data from the two pivotal studies and pending adequate financing, anticipate announcing the preliminary results during second quarter of 2003.

       In March 2002, we initiated a Phase 3 open-label study for Alprox-TD(R). The purpose of the new study was to confirm the safety of Alprox-TD(R) on a longer term basis and included new patients as well as those who completed testing in one of the two pivotal Phase 3 studies and elected to continue using Alprox-TD(R) for an additional period. In

November 2002, we halted the open-label study of Alprox-TD(R) due to the FDA concerns about results of our 26-week transgenic mice study. In January 2003, we met with the FDA and successfully addressed their issues regarding the results of the transgenic mice study and in February 2003, we were cleared by the FDA to continue with the open-label study of Alprox-TD(R). However, it remains to be determined by the FDA if any data from the halted study can be used for our filing of the New Drug Application ("NDA") for Alprox-TD(R). Assuming that we do not include the data from the halted study and that we have financing to initiate a new open-label study by July 2003, we anticipate that we will file the NDA during the first half of 2004. Completion of the open-label study is not a prerequisite for our NDA submission; however, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

       In April 2002, Alprox-TD(R) was launched in Hong Kong under the Befar(R) trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar(R) in China and will receive such payments in other Asian markets once Befar(R) is approved for marketing in such other markets. Befar(R), along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002, our Asian licensee entered into a licensing agreement with CJ Corporation, one of the five largest pharmaceutical companies in South Korea. Pursuant to the terms of the agreement, CJ Corporation will develop, file for regulatory approval, market and distribute Befar(R) in South Korea. Our Asian licensee also has an NDA pending with the Health Science Authority for approval to market the product in Singapore.

       Femprox(R) is an alprostadil-based cream product intended for the treatment of FSAD. We have completed the testing of 98 patients for a Phase 2 clinical study with Femprox(R). This multi-center at home use study is randomized, double-blind, placebo-controlled, and designed to investigate the efficacy and safety of the Femprox(R) cream in pre-menopausal women diagnosed with FSAD. We intend to continue with the clinical development of Femprox(R) pending the availability of financing and/or a partnering agreement.

       We are working with various pharmaceutical companies in order to explore the introduction of NexACT(R) into their existing drugs as a means of developing new patient-friendly topical products and extending patent lifespans. In August 2002, we entered into a research and development agreement with a major Japanese pharmaceutical company. Pursuant to the terms of this agreement, we will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(R) technology. We received an upfront payment of 10 million Japanese Yen (approximately $90,000) with future periodic payments of up to 40 million Japanese Yen (approximately $360,000) to be made based on the achievement of certain development milestones. We will also retain the right to manufacture and commercialize the new product worldwide except in Japan. We anticipate that we will enter into additional R&D agreements during 2003 but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.

       Another product, which we have developed, is the Viratrol(R) device, a therapeutic medical device for the treatment of herpes simplex diseases without the use of drugs. The Viratrol(R) device is hand-held, non-invasive, and designed to treat herpes simplex lesions. The device topically delivers a minute electrical current to an infected site and may block lesions from forming and/or shorten healing time once lesions develop. The development program for the Viratrol(R) device is on hold pending our entering into a partnering agreement.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

WE HAVE AN URGENT NEED FOR ADDITIONAL FINANCING.

       We are currently continuing with the development of Alprox-TD(R) at a significantly reduced level and have put on hold the development of Femprox(R) and other pipeline products, pending the availability of financing. Our cash position as of March 24, 2003 is approximately $400,000. We will need an additional cash infusion of approximately $3 million prior to being able to resume research and development of our pipeline products including Alprox-TD(R) at a consistent level. We have been actively seeking financing from the sale of equity or issuance of debt from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties, and since December 31, 2002, we have raised approximately $2 million net through the exercise of warrants to purchase shares of our common stock and the issuance by the Company of notes, common stock and warrants to purchase shares of common stock (see Note 15 to the Consolidated Financial Statements). Our anticipated cash requirements for Alprox-TD(R) through the NDA filing in the first half of 2004 will be approximately $15 million. Completion of the open-label study is not a prerequisite for our NDA submission. We may not be able to arrange for the financing of that amount, and if we are not successful in entering into a licensing agreement for Alprox-TD(R), we may be required to discontinue the development of Alprox-TD(R).

OUR STOCK MAY BE DELISTED FROM NASDAQ, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO SELL YOUR SHARES.

      Currently, our common stock trades on the Nasdaq National Market. During the past year, our stock, at times, traded below $1.00 per share. NASD Marketplace Rule 4450(b) provides for continued listing rules and a company who lists on the Nasdaq National Market must meet all of the requirements under at least one continued listing standard to maintain its listing. If a company failures to meet the continued listing requirements, it faces possible delisting from the Nasdaq National Market.

      On December 31, 2002, we received notification from the NASD that our common stock had closed below the minimum $1.00 per share required for continued inclusion on the Nasdaq for a period of more than thirty consecutive trading days. In its notification, the NASD informed us that we have 90 calendar days, or until March 31, 2003, to comply with NASD Marketplace Rule 4450(a)(5). In order to comply with this rule, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive trading days at any time before March 31, 2003. As of February 11, 2003, the closing bid price of our common stock had remained equal to $1.00 per share or greater for more than ten consecutive trading days. On January 29, 2003, we received affirmative notification from Nasdaq that we had regained compliance with Rule 4450(a)(5), and that the matter was therefore closed.

      As of December 31, 2002, our Stockholders' Equity was $3.6 million, which is below the $10 million as required by Rule 4450(a)(1). We anticipate that we will receive a notification from the NASD regarding this matter and be given a period of time to remedy the situation or face possible delisting from Nasdaq National Market.

      If we were to be delisted from the Nasdaq National Market, our common stock would be listed on the Nasdaq SmallCap Market, assuming we meet those listing requirements. If we fail to meet the Nasdaq SmallCap listing requirements, our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

WE CONTINUE TO INCUR OPERATING LOSSES.

       Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have generated minimal revenues from the limited sales of Befar(R) in Asia and our existing research and development agreement with the Japanese partner, and have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $67,987,969 since our inception. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. Thus far, we have generated only minimal revenues from the limited sales of Befar(R) in Asia and from the research and development agreement with our Japanese partner, and have not marketed or generated revenues in the U.S. from our products under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years.

OUR INDEPENDENT ACCOUNTANTS HAVE DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR A REASONABLE PERIOD OF TIME.

       As a result of our losses to date, working capital deficiency and accumulated deficit, our independent accountants have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products, and we may never operate profitably in the future.

WE WILL NEED SIGNIFICANT FUNDING TO COMPLETE OUR RESEARCH AND DEVELOPMENT
EFFORTS.

       Our research and development expenses for the years ended December 31, 2002, 2001, and 2000 were $21,615,787, $12,456,384, and $6,892,283, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, we have spent $50,695,348 on research and development. We anticipate that our expenses for research and development will not increase in 2003. Given our current lack of cash reserves, we will not be able to advance the development of our products unless we raise additional cash reserves through financing from the sale of our securities and/or through partnering agreements. If we are successful in entering partnering agreements for our products under development, we will receive milestone payments, which will offset some of our research and development expenses.

       As indicated above, our anticipated cash requirements for Alprox-TD(R) through the NDA filing in the first half of 2004, will be approximately $15 million. Completion of the open label study is not a prerequisite for our NDA filing. We may not be able to arrange for the financing of that amount, and if we are not successful in entering enter into a licensing agreement for Alprox-TD(R), we may be required to discontinue the development of Alprox-TD(R).

       We will also need significant funding to pursue our product development plans. In general, our products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. The research and development activities we conduct may not be successful; our products under development may not prove to be safe and effective; our clinical development work may not be completed; and the anticipated products may not be commercially viable or successfully marketed. Commercial sales of our products cannot begin until we receive final FDA approval. The earliest time for such final approval of the first product which may be approved, Alprox-TD(R), is sometime in early 2005. We intend to focus our current development efforts on the Alprox-TD(R) cream treatment, which is in the late clinical development stage.

PRE-CLINICAL AND CLINICAL TRIALS ARE INHERENTLY UNPREDICTABLE. IF WE DO NOT SUCCESSFULLY CONDUCT THESE TRIALS, WE MAY BE UNABLE TO MARKET OUR PRODUCTS.

      Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. Our future clinical trials may not demonstrate the safety and effectiveness of any of our products or may not result in regulatory approval to market our products. The failure of the FDA to approve our products for commercial sales will have a material adverse effect on our prospects.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS ARE IMPORTANT TO US BUT COULD BE CHALLENGED.

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

       We have nine U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(R) technology and our NexACT-based products under development, such as Alprox-TD(R) Femprox(R), and our non-steroidal anti-inflammatory cream. We have three U.S. patents issued on the Viratrol(R) device and one patent application pending with respect to the technology, inventions and improvements that are significant to the Viratrol(R) device. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

       The following table identifies our nine U.S. patents issued for NexACT(R) technology and/or our NexACT-based products under development, and the year of expiration for each patent:


Patent Name                                                                                Expiration Date
-----------                                                                                ---------------
Topical Compositions Containing Prostaglandin E1                                           2019
Prostaglandin Composition and Methods of Treatment of Male ED                              2020
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction               2017
Topical Compositions for PGE1 Delivery                                                     2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery                     2017
Biodegradable Absorption Enhancers                                                         2012
Biodegradable Absorption Enhancers                                                         2010
Medicament Dispenser                                                                       2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)                                        2019


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

       There have been patents issued to others such as Vivus, Inc. and MacroChem Corporation on the use of alprostadil for the treatment of male or female sexual dysfunction. While we believe that our patents will prevail in any potential litigation, the holders of these competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

WE DEPEND UPON THIRD PARTY MANUFACTURERS FOR OUR CHEMICAL MANUFACTURING
SUPPLIES.

       In 2002, we completed the construction of a 31,500 square foot industrial facility, located in East Windsor, New Jersey, which we are in the process of developing and validating as a manufacturing facility designed to meet the Good Manufacturing Practice (GMP) standards required by the FDA. We anticipate that our manufacturing facility will have the capacity to meet our anticipated needs for full-scale commercial production. Initially, we are utilizing the facility to manufacture Alprox-TD(R) and other NexACT(R)-based products under development for continuing clinical testing purposes.

       In this regard, we depend on third party chemical manufacturers for alprostadil, the active drugs in Alprox-TD(R) and in other NexACT-based products under development, and for the supply of our NexACT(R) enhancers that are essential in the formulation and production of our topical products, on a timely basis and at satisfactory quality levels. If our validated third party chemical manufacturers fail to produce quality products on time and in sufficient qualities, our results would suffer, as we would encounter costs and delays in revalidating new third party suppliers.

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

       Certain treatments for ED, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, currently exist, have been approved for sale in certain markets and are being improved. Currently known products for the treatment of ED developed or under development by our competitors include the following: (1) Caverject(R), Pharmacia & Upjohn Company's needle injection therapy; (2) Viagra(R), Pfizer, Inc.'s oral product to treat ED; and (3) Muse(R), Vivus, Inc.'s device for intra-urethral delivery of a suppository containing alprostadil. In addition, the following products are currently under development: (1) Topiglan(R), a topical treatment containing alprostadil based on a proprietary drug delivery system under development by MacroChem Corporation; (2) Cialis(R), an oral formulation to be marketed in the U.S. through a joint venture between ICOS and Eli Lilly & Co; (3) Uprima(R), an oral medication to be marketed in the U.S. by TAP Pharmaceuticals, a joint venture between Takeda Pharmaceuticals Japan and Abbott Laboratories; and (4) Levitra(R), an oral medication to be marketed through a collaborative effort of Bayer AG and GlaxoSmithKline, Inc.

WE WILL NEED TO PARTNER TO OBTAIN EFFECTIVE SALES, MARKETING AND DISTRIBUTION.

       We currently have no sales force or marketing organization and will need, but may be unable, to attract and retain qualified or experienced marketing and sales personnel. We will need to secure a marketing partner who is able to devote substantial marketing efforts to achieve market acceptance for our proprietary products under development. The marketing partner will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our products. Our operating results and long term success will depend, among other things, on our ability to establish (1) successful arrangements with domestic and international distributors and marketing partners and (2) an effective internal marketing organization. We have engaged in discussions with several large pharmaceutical companies regarding a strategic partnership for the Alprox-TD(R) cream but we may not be able to conclude an arrangement on a timely basis, if at all, or on terms acceptable to us.

       In Asia, our subsidiary, NexMed International Limited, and our Asian licensee, Vergemont International Limited, entered into a license agreement in 1999 pursuant to which (1) Vergemont International Limited has an exclusive right to manufacture and to market in Asian Pacific countries, our Alprox-TD(R), Femprox(R) and three other of our proprietary products under development, and
(2) we will receive a royalty on sales and supply, on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of our proprietary topical products. In 2002, we recorded modest payments from our Asian licensee for royalty on sales of Befar(R) in China and Hong Kong and for manufacturing supplies purchased from us.

WE MAY BE SUBJECT TO POTENTIAL PRODUCT LIABILITY CLAIMS, CREATING RISK AND EXPENSE.

       We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, with coverage of $1 million for any one claim and coverage of $3 million in total, but we do not maintain product liability insurance and we may need to acquire such insurance coverage prior to the commercial introduction of our products. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

INDUSTRY RISKS

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

WE ARE SUBJECT TO NUMEROUS AND COMPLEX GOVERNMENT REGULATIONS.

       Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our proprietary products under development has been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

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

       Successful commercialization of our products may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment in product development or to sell our products on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly in the U.S. could adversely affect our business and limit our revenues.

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

SEGMENT AND GEOGRAPHIC AREA INFORMATION

       You can find information about our business segment and geographic areas of business in Note 14 of the Notes to Consolidated Financial Statements.

EMPLOYEES

       As of March 17, 2003, we had 44 full time employees, 8 of whom have Ph.D and/or M.D. degrees, 4 of whom are executive management and 30 of whom are engaged in research and development activities. We also rely on a number of consultants. None of our employees is represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS

       The Executive Officers of the Company are set forth below.


            Name                 Age*                                       Title
            ----                 ----                                       -----

Y. Joseph Mo, Ph.D.               55     Chairman of the Board of Directors, President and Chief Executive Officer

James L. Yeager, Ph.D.            56     Director, Senior Vice President, Scientific Affairs

Vivian H. Liu                     41     Vice President, Acting Chief Financial Officer and Secretary

Kenneth F. Anderson               56     Vice President, Commercial Development


* As of February 28, 2003.

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

         Vivian H. Liu is, and has been, our Vice President of Corporate Affairs and Secretary since September 1995 and our Acting Chief Financial Officer since August 1999. In 1994, while we were in a transition period, Ms. Liu served as our Chief Executive Officer. From September 1995 to September 1997, Ms. Liu was our Treasurer. From 1985 to 1994, she was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her BA from the University of California, Berkeley.

         Kenneth F. Anderson is, and has been, our Vice President of Commercial Development since November 2000. Mr. Anderson has extensive experience in the pharmaceutical industry. From 1997 to September 2000, Mr. Anderson was Senior Vice President, Director of Strategy and Business Development for Harrison Wilson & Associates, a consulting and marketing firm specializing in healthcare products and services. From 1980 to 1997, Mr. Anderson was at Bristol-Myers Squibb where he served in various management positions, including Senior Manager for Marketing and Director for Worldwide Business Development. From 1969 to 1979, Mr. Anderson was with Parke-Davis, a division of Warner Lambert. Mr. Anderson received his BA from Boston University.

ITEM 2. PROPERTIES.

       We currently have our principal executive offices and laboratories in Robbinsville, NJ. We lease approximately 24,000 square feet of space for $25,000 per month, pursuant to a lease, which expires in 2004. We also lease approximately 5,000 square feet of laboratory space in Monmouth Junction, NJ for $12,035 per month pursuant to a lease, which expires in 2004.

       We own our 31,500 square foot manufacturing facility in East Windsor, New Jersey. We purchased the facility for $2.2 million and have invested approximately $5.3 million for construction and GMP development.

       NexMed (America) Limited leases 1,000 square feet of office space in Mississauga, Ontario, Canada for $800 per month pursuant to a month-to-month arrangement.

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


         PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our Common Stock is traded on the NASDAQ National Market System (the "NASDAQ") under the symbol "NEXM."

       The following table sets forth the range of the high and low sales prices as reported by the NASDAQ for the period from January 1, 2001 to December 31, 2002.

                                                        Price of
                                                    Common Stock ($)
                                                    ----------------
                                                      High     Low
     Fiscal Year Ended December 31, 2001            -------   ------
     First Quarter                                  10.6250   3.5000
     Second Quarter                                  6.8800   3.7000
     Third Quarter                                   5.4900   1.5500
     Fourth Quarter                                  3.7000   2.1500
     Fiscal Year Ended December 31, 2002
     First Quarter                                   5.1500   2.1000
     Second Quarter                                  5.2500   2.3000
     Third Quarter                                   2.7300   1.5400
     Fourth Quarter                                  1.9900   0.3500

       On March 24, 2003, the last reported sales price for our Common Stock on the NASDAQ was $1.36 per share, and we had 219 holders of record of our Common Stock.

DIVIDENDS

       We have never paid cash dividends and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

RECENT SALES OF UNREGISTERED SECURITIES

       None.


ITEM 6.           SELECTED FINANCIAL DATA.

       The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.


                                                       2002               2001            2000            1999           1998
INCOME STATEMENT DATA
---------------------
Revenue
  Product Sales                                        $27,851           $56,309              0      $1,491,746     $5,709,083
  Royalties                                           $120,177           $11,780              0               0              0
Net Loss                                         $(27,641,519)     $(16,174,861)   $(8,720,553)    $(2,490,600)   $(4,779,002)
Basic and Diluted Loss per Share                       $(1.03)           $(0.63)        $(0.40)         $(0.18)        $(0.64)
Weighted Average Common Shares
  Outstanding Used for Basic and Diluted
  Loss per Share                                    26,937,200        25,486,465     21,868,267      13,724,052      7,505,588

BALANCE SHEET DATA
------------------
Total Assets                                       $14,140,127       $27,314,713    $39,989,682      $7,633,333     $5,924,628
Total Liabilities                                  $10,916,635        $3,206,848     $1,245,507        $723,594     $7,594,067
Stockholders' Equity                                $3,223,492       $24,107,865    $38,744,175      $6,909,739   $(2,390,437)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       Currently, we are focusing our efforts on application of the NexACT(R) technology to developing the Alprox-TD(R) and Femprox(R) creams. We are also exploring the application of the NexACT(R) technology to other drug compounds and working on the development of new topical treatments for nail fungus, premature ejaculation, urinary incontinence, wound healing, and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

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

CRITICAL ACCOUNTING ESTIMATES

       Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 in the Notes to the Condensed Consolidated Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

       Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of its financial statements. Actual results could differ from these estimates. The following is a brief description of the more significant accounting policies and related estimate methods that we follow:

       Revenue recognition -- Revenues from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. Revenues earned under research contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made.

       Critical Estimate: In calculating the progress made toward completion of a research contract, we must compare costs incurred to date to the total estimated cost of the project. We estimate the cost of any given project based on our past experience in product development as well as the past experience of our research staff in their areas of expertise. Underestimating the total cost of a research contract may cause us to accelerate the revenue recognized under such contract. Conversely, overestimating the cost may cause us to delay revenue recognized.

       Long-lived assets -- We review for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. We have not identified any such impairment losses.

       Critical Estimate: Estimated undiscounted future cash flows are based on sales projections for our products under development for which the long-lived assets are used. In 2002, we performed a review for impairment of our manufacturing facility based on projections of sales of our product candidates, for which the facility is anticipated to be ultimately utilized. Overestimating the future cash flows resulting from the commercialization of Alprox TD(R) may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

       Income Taxes -- In preparing our financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

       Critical Estimate: In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEAR ENDED DECEMBER 31, 2002 AND 2001.

       Revenues. We recorded revenues of $148,028 during the twelve months of operations in 2002 as compared to $68,089 during the same period in 2001. The revenues were comprised of royalty payments and payments for the sale of manufacturing supplies in connection with the sale of Befar(R) in Asia, and from the first milestone payment received from our Japanese research and development partner. The 2002 sales of Befar(R) in China were lower than previously anticipated. Befar(R), along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. Since Befar(R) is not yet approved in larger western or Japanese markets, the lack of comparable clinical and physician experiences as compared to the oral dosage form, may also contribute to a lower physician prescription and patient demand for Befar(R). However, for 2003, our Asian licensee anticipates that new and additional marketing campaigns and the availability of US clinical data will increase awareness among patients and physicians.

       Cost of Products Sold. Our cost of products sold was $27,030 and $45,051 for 2002 and 2001 respectively, and is attributable to our cost for the manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China. Our Asian licensee had sufficient inventory of the manufacturing supplies during 2002 and made fewer purchases from us.

       Research and Development Expenses. Our research and development expenses for 2002 and 2001 were $21,615,787 and $12,456,384, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) in 2002 were approximately $15,835,000 and $642,000, respectively, as compared to approximately $6,968,000 and $993,000 in 2001. The increase in research and development expenses is approximately 90% attributable to the pre-clinical and clinical expenses for Alprox-TD(R), with the remaining increase in expenses attributable to additional research and development personnel for the first ten months of 2002, , and the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and depreciation for the expansion of our facilities in Robbinsville and in Princeton, NJ. In 2003, we expect that total research and development spending will decrease with the completion of the two Phase 3 pivotal studies for Alprox-TD(R). We anticipate increasing our efforts and resources in the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products. We anticipate that our expense requirements for research and development will not increase in 2003. However, given our current level of cash reserves, we will not be able to fund the development of our products unless we raise additional cash reserves through financing from the sale of our securities or through entering into partnering agreements. If we are successful in entering partnering agreements for our products under development, we expect to receive milestone payments, which we anticipate will offset some of our research and development expenses.

       Selling, General and Administrative Expenses. Our general and administrative expenses were $6,065,347 during 2002 as compared to $4,770,021 during 2001. The increase is approximately 35% attributable to additional expenses for legal and accounting fees related to SEC matters and other operational activities, approximately 35% to educational grants and industry conferences and the remaining increase in expenses for the expansion of investor and shareholder relations programs. We expect that total general and administrative spending in 2003 will decrease with the reduction in expenditures and non-essential personnel, which we implemented in November 2002.

       Other Income and Expense. Our other expense during 2002 was $81,008 as compared to $174,785 for 2001. The decrease is a result of a charge for disposal of fixed assets in 2001 of approximately $112,000 related to abandoned equipment. There was no charge for the disposal of fixed assets in 2002.

       Interest Income and Expense. We recognized $243,020 in net interest expense during 2002 as compared to $1,203,291 in net interest income during 2001. The decrease is the result of a significant reduction in our cash position, lower interest rates in the current period, and an increase in interest expense due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

       Benefit from Income taxes. In 2002, we were approved by the State of New Jersey to sell a portion of our state tax credits pursuant to the Technology Tax Certificate Transfer Program. We had approximately $1.65 million in NJ tax credits, and were approved to sell $279,000 in 2002. We received proceeds of $242,645 in 2002 as a result of the sale of the tax credits.

       Net Loss. The net loss was $(27,641,519) or a loss of $(1.03) per share for 2002, compared with $(16,174,861) or a loss of $(0.63) per share for 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities. We also incurred expenses for the reduction in non-essential personnel in November 2002.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEAR ENDED DECEMBER 31, 2001 AND 2000.

       Revenues. We recorded revenues of $68,089 during the twelve months of operations in 2001 as compared to no revenue during the same period in 2000. The revenues were royalty payments and payments for the sale of manufacturing supplies in connection with the limited introduction of Befar(R) in China.

       Cost of Products Sold. Our cost of products sold was $45,051 and zero in 2001 and 2000, respectively and is attributable to our cost for the manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China.

       Research and Development Expenses. Our research and development expenses for 2001 and 2000 were $12,456,384 and $6,892,283, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) in 2001 were approximately $6,968,000 and $993,000, respectively, as compared to approximately $5,145,000 and $749,000 in 2000. The increase in research and development expenses is attributable to the pre-clinical and clinical expenses for Alprox-TD(R) and Femprox(R), additional research and development personnel, increased legal fees incurred related to our intellectual property estate, and the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and amortization for the expansion of our facility in Robbinsville, NJ.

       Selling, General and Administrative Expenses. Our general and administrative expenses were $4,770,021 during 2001 as compared to $3,209,465 during 2000. The increase is largely attributable to additional personnel in our Corporate Affairs, Finance, Human Resource, Information Technology and Commercial Development departments. We also incurred additional expenses for professional fees related to tax, human resource development, commercial development, public relations and SEC matters; amortization for leasehold improvements; and expansion of investor and shareholder relations programs.

       Interest Income and Expense. We recognized $1,203,291 in net interest income during 2001, compared with a net interest income of $1,255,450 during 2000. The decrease is a result of the drop in interest rates and a reduction in our cash position.

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

QUARTERLY RESULTS

       The following table sets forth selected quarterly financial information for the years ended December 31, 2001 and 2002. The operating results are not necessarily indicative of results for any future period.

                                     Three Months Ended (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------
                              March 31, 2002          June 30, 2002         September 30, 2002       December 31, 2002
--------------------------------------------------------------------------------------------------------------------------
Total Revenues                      $45                    $22                     $78                      $3
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                        --                      --                      --                      --
--------------------------------------------------------------------------------------------------------------------------
Loss from Operations              (5,637)                (6,925)                 (6,743)                  (8,255)
--------------------------------------------------------------------------------------------------------------------------
Net Loss                          (5,579)                (6,941)                 (6,875)                  (8,247)
--------------------------------------------------------------------------------------------------------------------------
Basic & Diluted Loss              $(0.22)                $(0.27)                 $(0.24)                  $(0.30)
Per Share
--------------------------------------------------------------------------------------------------------------------------
                              March 31, 2001          June 30, 2001         September 30, 2001       December 31, 2001
--------------------------------------------------------------------------------------------------------------------------
Total Revenues                     $--                     $--                     $--                      $68
--------------------------------------------------------------------------------------------------------------------------
Gross Profit                        --                      --                      --                       --
--------------------------------------------------------------------------------------------------------------------------
Loss from Operations              (3,647)                (3,813)                 (3,678)                  (6,064)
total is off $1 due to
rounding
--------------------------------------------------------------------------------------------------------------------------
Net Loss total is off $1          (3,212)                (3,588)                 (3,457)                  (5,917)
due to rounding
--------------------------------------------------------------------------------------------------------------------------
Basic & Diluted Loss              $(0.13)                $(0.14)                 $(0.14)                  $(0.23)
Per Share
--------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

       We have experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 2002, we had an accumulated deficit of $67,987,969. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in future periods.

       At December 31, 2002, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $1.57 million as compared to $18.74 million at December 31, 2001. As a result of the FDA decision in November 2002, we implemented a cash conservation program, which included a significant reduction in expenses and non-essential personnel and allocated our remaining our cash reserves for our operational requirements at the reduced level.

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

       In January and February 2003, we issued two short-term promissory notes, which totaled $600,000, to one accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the noteholder's option, into our securities at such time as we close a private placement of our securities. On March 21, 2003, we closed a private placement of shares of our common stock at $1.50 per share. For each share purchased, the investors received a 3-year warrant to purchase three-quarters (3/4) of a share of common stock at an exercise price of $2.00 per share. The noteholder elected to convert the outstanding $614,064 in principal and interest due into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock. Pursuant to the private placement agreement, we issued a total of 209,987 shares and 157,490 three-year warrants to purchase shares of our common stock at $2.00 per share to three accredited investors and received approximately $314,000 in gross proceeds.

       On February 4, 2003, we raised $533,489 in interim financing from the exercise of 389,408 warrants to purchase shares of our common stock at an exercise price of $1.37 per share. The warrants exercised were issued in 2002 in connection with the issuance of convertible notes secured by a mortgage on our manufacturing facility in East Windsor, NJ. In exchange for the early exercise of these warrants, we agreed to reduce the conversion price of the convertible notes from $4.08 to $2.75 per share. (Notes 5 and 15 in the Notes to the Consolidated Financial Statements).

       In March 2003, we issued one short-term promissory note for $500,000 to one accredited investor. This promissory note, which is due on May 4, 2003, bears interest at 15% per annum and provides for two-year warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share.

       As of March 24, 2003, we had approximately $400,000 of cash and our average monthly burn rate is currently $600,000 per month, so we have sufficient cash for a period of approximately three weeks. We are in discussions with various parties for financing, which we anticipate will close in April. However, if we cannot obtain such additional financing of at least $3 million, in the short term, we will have to scale-back or discontinue our existing operations and may not be able to continue the development of even our Alprox-TD(R) product.

       To date, we have spent approximately $60.6 million on the Alprox-TD(R) development program, and anticipate that through NDA submission during half of 2004, we will require an additional $15 million. Given our current level of cash reserves, we will not be able to fund the development of Alprox-TD(R) through the NDA submission unless we raise additional cash reserves through financing or partnering agreements. If we are successful in entering into partnering agreements for Alprox-TD(R), we anticipate that we will receive significant milestone payments, which we will use to pay for the projected development expenses through the NDA submission, including the open label study of Alprox-TD(R). If we are not able to enter into a licensing agreement for Alprox-TD(R), we believe that we will have to discontinue the development of this product. Since we cannot predict the actions of the FDA, the level of other research and development activities we may be engaged in, and our ability to enter into partnering agreements, we cannot accurately predict the expenditure required for the period between NDA submission of Alprox-TD(R) and its commercialization.

       We have spent approximately $7.5 million in total for the land, building and GMP development related to our East Windsor manufacturing facility and estimate that we will spend an additional $500,000 prior to completion of GMP compliance development for the facility. To date, we have spent $7.5 million on the Femprox and other NexACT-based development programs, and $1.3 million for the Viratrol device. We intend to initiate additional research and development activities for these products pending the availability of financing or through partnering arrangements.

       At December 31, 2002, we recorded significantly less non-cash compensation expense than in 2001 as a result of a reduction in the number of stock options granted to consultants and non-employee directors and the full amortization of stock options previously granted to consultants and non-employee directors. During 2002, we recorded an amortization of debt discount due to the issuance of the convertible notes in June 2002, and we had an increase in debt issuance cost as a result of the issuance of such notes.

       We lease office space and research facilities under operating lease agreements expiring through 2005. We also lease equipment from GE Capital under a capital lease expiring through 2006 (Note 13 of the Consolidated Financial Statements). Future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more, consisted of the following at December 31, 2002:


                                                       OPERATING        CAPITAL
2003                                                    $488,114       $741,017
2004                                                     132,964        741,017
2005                                                      27,759        432,655
2006                                                       3,150         39,278
2007                                                       2,100             --
                                                        --------     ----------
   Total minimum lease payments                         $654,087      1,953,967
                                                        --------
Less: amount representing interest                                     (242,080)
Present value of future minimum lease payments                        1,711,887
Less: current portion                                                  (609,676)
                                                                     ----------
Capital lease obligations, net of current portion                    $1,102,211
                                                                     ----------

         On June 11, 2002, the Company issued a convertible note (the "Note") with a face value of $5 million to two purchasers. The Note is payable on November 30, 2005 and is collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Note was initially convertible into shares of the Company's common stock at a conversion price initially equal to $4.08 per share (1,225,490 shares). The purchasers also received warrants to purchase 389,408 shares of common stock (the "Warrants") at an exercise price equal to the conversion price of the Note and a term of five years from the date of issuance. On February 4, 2003 the terms of the convertible notes were amended. In order to induce the holders to exercise the Warrants in full, the Company agreed to reduce the conversion price under the notes and the exercise price of the Warrants. The note is now convertible into the company's common stock at a conversion price of $2.75 per share and the warrant exercise price was reduced to $1.37. Pursuant to the amendment, all of the Warrants were exercised on February 4, 2003 and the Company received proceeds of $533,489 from such exercise. The issuance of shares of the Company's common stock on March 21, 2003 resulted in a further reduction of the conversion price of the Note to $2.72. If the Company were to issue additional shares of its common stock at per share prices lower than the conversion price of the Note, the conversion price may be adjusted lower. Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company has prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices.

         In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42-month capital lease. As of December 31, 2002, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of December 31, 2002, there was an outstanding balance due GE of $724,577 under this facility. This balance is payable in monthly installments through various dates in 2004.

         In January 2002, GE approved a new credit line, which provides for the financing of up to $3 million of equipment and expires on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. As of December 31, 2002, when the January 2002 facility expired, there was an outstanding balance due GE of $987,310 under this facility. Balances due are payable in 42 monthly installments from date of takedown.

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

       In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the case in prior guidance by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 as of January 1, 2003.

       In December 2002, the SFASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by the Company (see Note 2 of the Notes to Consolidated Financial Statements). SFAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

       In November 2002, the SFASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires at the time a company issues a guarantee, the Company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

       In January 2003, the SFASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE

REPORT OF INDEPENDENT ACCOUNTANTS                                        18

FINANCIAL STATEMENTS

Consolidated Balance Sheets -
December 31, 2002 and 2001                                               19

Consolidated Statement of Operations and
Comprehensive loss for the years ended
December 31, 2002, 2001 and 2000                                         20

Consolidated Statement of Changes in
Stockholders' Equity for years ended
December 31, 2002, 2001 and 2000                                         21

Consolidated Statement of Cash Flows for
the years ended December 31, 2002, 2001
and 2000                                                                 22

NOTES TO FINANCIAL STATEMENTS                                            23

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of NexMed, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NexMed, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, has a deficit in working capital and expects to incur future losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP
New York, New York
February 25, 2003, except as to Note 15
  which is as of March 21, 2003

NEXMED, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                          DECEMBER 31,
ASSETS                                                2002               2001
Current assets
   Cash and cash equivalents                     $  1,035,149      $ 12,913,803
   Certificates of deposit                               --           3,564,373
   Marketable securities                              539,795         2,265,529
   Notes Receivable, current                          198,348              --
   Prepaid expenses and other current assets          498,042           879,491
                                                 ------------      ------------


         TOTAL CURRENT ASSETS                       2,271,334        19,623,196

Fixed assets, net                                  11,507,564         7,691,517
Note Receivable                                        48,341              --
Debt Issuance cost, net of accumulated
amortization of $57,575                               312,888              --
                                                 ------------      ------------

         TOTAL ASSETS                            $ 14,140,127      $ 27,314,713
                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses         $  4,874,441      $  2,194,730
   Capital lease obligation                           609,676           287,541
                                                 ------------      ------------

         TOTAL CURRENT LIABILITIES                  5,484,117         2,482,271

Long term liabilities
   Convertible note payable                         4,330,307              --
   Capital lease obligations, net of                1,102,211           724,577
   current portion
                                                 ------------      ------------
         TOTAL LIABILITIES                         10,916,635         3,206,848
                                                 ------------      ------------

Commitments and contingincies (Note 13)

Stockholders' equity:
   Preferred stock $.001 par value,
   10,000,000 shares authorized,
   none issued and outstanding                            --                --
   Common stock, $.001 par value,
   80,000,000 shares authorized,
   28,293,719 and 25,541,934 shares                    28,294            25,542
   issued and outstanding, respectively
   Additional paid-in capital                      71,381,751        64,538,838
   Accumulated other comprehensive income            (101,022)         (103,361)
   Accumulated deficit                            (67,987,969)      (40,346,450)
                                                 ------------      ------------
                                                    3,321,054        24,114,569
Less: Deferred compensation                           (97,562)           (6,704)
                                                 ------------      ------------

         TOTAL STOCKHOLDERS' EQUITY                 3,223,492        24,107,865
                                                 ------------      ------------
         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                 $ 14,140,127      $ 27,314,713
                                                 ============      ============



   The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                      FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                            2002              2001            2000
Revenue
      Product sales                                    $     27,851      $     56,309      $         --
      License fees                                          120,177            11,780                --
                                                       ------------      ------------      ------------
      Total revenue                                         148,028            68,089                --
                                                       ------------      ------------      ------------
Costs and expenses
   Cost of products sold                                     27,030            45,051                --
   Research and development                              21,615,787        12,456,384         6,892,283
   Selling, general and administrative                    6,065,347         4,770,021         3,209,465
                                                       ------------      ------------      ------------
      TOTAL COSTS AND EXPENSES                           27,708,164        17,271,456        10,101,748
                                                       ------------      ------------      ------------

Loss from operations                                    (27,560,136)      (17,203,367)      (10,101,748)
                                                       ------------      ------------      ------------

Other income (expense)
   Other Income (expense)                                   (81,008)         (174,785)          125,745
   Interest income                                          141,266         1,236,845         1,255,450
   Interest expense                                        (384,286)          (33,554)               --
                                                       ------------      ------------      ------------
      Total other income (expense)                         (324,028)        1,028,506         1,381,195
                                                       ------------      ------------      ------------

      Loss before benefit from income taxes             (27,884,164)      (16,174,861)       (8,720,553)

Benefit from income taxes                                   242,645                --                --
                                                       ------------      ------------      ------------

      NET LOSS                                          (27,641,519)      (16,174,861)       (8,720,553)

Other comprehensive loss
   Foreign currency translation adjustments                    (223)               36               207
   Unrealized gain (loss) on marketable securities            2,562             6,006          (109,725)
                                                       ------------      ------------      ------------

      COMPREHENSIVE LOSS                               $(27,639,180)     $(16,168,819)     $ (8,830,071)
                                                       ------------      ------------      ------------

Basic and diluted loss per share                       $      (1.03)     $       (.63)     $       (.40)
                                                       ------------      ------------      ------------

Weighted average common shares outstanding
   used for basic and diluted loss per share             26,937,200        25,486,465        21,868,267
                                                       ------------      ------------      ------------



   The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------




                                                                     COMMON          COMMON        ADDITIONAL
                                                                      STOCK           STOCK          PAID-IN         ACCUMULATED
                                                                    (SHARES)        (AMOUNT)         CAPITAL           DEFICIT
                                                                   ----------     ------------     ------------     ------------
Balance at January 1, 2000                                         16,127,134     $     16,127     $ 22,356,112     $(15,451,036)
Issuance of common stock and warrants for cash                      4,044,756            4,045       28,404,386             --
Issuance of common stock upon exercise of warrants, net             4,973,494            4,973       12,175,055             --
Issuance of common stock for services                                   2,000                2            7,998             --
Issuance of compensatory options to consultants                          --               --             65,610             --
Amortization of deferred compensation expense                            --               --               --               --
Unrealized gain from available-for-sale securities                       --               --               --               --
Cumulative translation adjustment                                        --               --               --               --
Net loss                                                                 --               --               --         (8,720,553)
                                                                   ----------     ------------     ------------     ------------
Balance at December 31, 2000                                       25,147,384           25,147       63,009,161      (24,171,589)
Issuance of common stock
  upon exercise of stock options                                      189,550              190          382,010             --
Issuance of common stock
  upon exercise of warrants, net                                      200,000              200          599,800             --
Issuance of common stock for services                                   5,000                5           27,495             --
Issuance of compensatory options and warrants to consultants             --               --            482,770             --
Capital contribution                                                     --               --             37,602             --
Amortization of deferred compensation expense                            --               --               --               --
Unrealized loss from available-for-sale securities                       --               --               --               --
Cumulative translation adjustment                                        --               --               --               --
Net loss                                                                 --               --               --        (16,174,861)
                                                                   ----------     ------------     ------------     ------------
Balance at December 31, 2001                                       25,541,934           25,542       64,538,838      (40,346,450)
Issuance of common stock
  from private placement, net of commission paid                    2,666,670            2,667        5,729,204             --
Issuance of common stock
  upon exercise of stock options                                       53,000               53           18,447             --
Issuance of compensatory options and warrants to consultants             --               --             71,840             --
Issuance of common stock to Board of Directors                         32,115               32           56,468             --
Issuance of common stock to employees as bonus                           --               --            104,392             --
Issuance of warrants as debt issuance cost                               --               --             66,861             --
Discount on convertible note payable                                     --               --            795,701             --
Amortization of deferred compensation expense                            --               --               --               --
Unrealized loss from available-for-sale securities                       --               --               --               --
Cumulative translation adjustment                                        --               --               --               --
Net loss                                                                 --               --               --        (27,641,519)
                                                                   ----------     ------------     ------------     ------------
Balance at December 31, 2002                                       28,293,719     $     28,294     $ 71,381,751     $(67,987,969)
                                                                   ----------     ------------     ------------     ------------
                                                                                         ACCUMULATED OTHER
                                                                                       COMPREHENSIVE INCOME
                                                                                  -------------------------------
                                                                                                     UNREALIZED
                                                                                    FOREIGN            LOSS ON           TOTAL
                                                                    DEFERRED        CURRENCY         MARKETABLE       STOCKHOLDERS'
                                                                  COMPENSATION    TRANSLATION        SECURITIES          EQUITY
                                                                  ------------    ------------      ------------      ------------
Balance at January 1, 2000                                        $    (11,579)   $        115      $       --        $  6,909,739
Issuance of common stock and warrants for cash                            --              --                --          28,408,431
Issuance of common stock upon exercise of warrants, net                   --              --                --          12,180,028
Issuance of common stock for services                                     --              --                --               8,000
Issuance of compensatory options to consultants                           --              --                --              65,610
Amortization of deferred compensation expense                            2,438            --                --               2,438
Unrealized gain from available-for-sale securities                        --              --            (109,725)         (109,725)
Cumulative translation adjustment                                         --               207              --                 207
Net loss                                                                  --              --                --          (8,720,553)
                                                                  ------------    ------------      ------------      ------------
Balance at December 31, 2000                                            (9,141)            322          (109,725)       38,744,175
Issuance of common stock
  upon exercise of stock options                                          --              --                --             382,200
Issuance of common stock
  upon exercise of warrants, net                                          --              --                --             600,000
Issuance of common stock for services                                     --              --                --              27,500
Issuance of compensatory options and warrants to consultants              --              --                --             482,770
Capital contribution                                                      --              --                --              37,602
Amortization of deferred compensation expense                            2,437            --                --               2,437
Unrealized loss from available-for-sale securities                        --              --               6,006             6,006
Cumulative translation adjustment                                         --                36              --                  36
Net loss                                                                  --              --                --         (16,174,861)
                                                                  ------------    ------------      ------------      ------------
Balance at December 31, 2001                                            (6,704)            358          (103,719)       24,107,865
Issuance of common stock
  from private placement, net of commission paid                          --              --                --           5,731,871
Issuance of common stock
  upon exercise of stock options                                          --              --                --              18,500
Issuance of compensatory options and warrants to consultants              --              --                --              71,840
Issuance of common stock to Board of Directors                         (15,000)           --                --              41,500
Issuance of common stock to employees as bonus                         (78,294)           --                --              26,098
Issuance of warrants as debt issuance cost                                --              --                --              66,861
Discount on convertible note payable                                      --              --                --             795,701
Amortization of deferred compensation expense                            2,436            --                --               2,436
Unrealized loss from available-for-sale securities                        --              --               2,562             2,562
Cumulative translation adjustment                                         --              (223)             --                (223)
Net loss                                                                  --              --                --         (27,641,519)
                                                                  ------------    ------------      ------------      ------------
Balance at December 31, 2002                                      $    (97,562)   $        135      $   (101,157)     $  3,223,492
                                                                  ------------    ------------      ------------      ------------


                              The accompanying notes are an integral part of these financial statements.


NEXMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                               FOR THE YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                     2002              2001              2000
Cash flows from operating activities
   Net (loss)                                                                   $(27,641,519)     $(16,174,861)     $ (8,720,553)
   Adjustments to reconcile net loss to net cash
      from operating activities
      Depreciation and amortization                                                1,066,436           527,011           257,149
      Non-cash compensation expense                                                  491,874           512,707            76,048
      Non-cash insurance expense (income)                                             (2,155)           15,044              --
      Net loss on sale of marketable securities                                      142,291              --               8,812
      Loss on disposal of property and equipment                                        --             112,687              --
      Decrease in notes receivable                                                      --                --           2,000,000
      Decrease (increase) in prepaid expense and other assets                        381,449           (77,019)         (632,477)
      Increase in accounts payable and accrued expenses                            2,329,711           949,223           688,843
                                                                                ------------      ------------      ------------
         NET CASH USED IN OPERATING ACTIVITIES                                   (23,231,913)      (14,135,208)       (6,322,178)
                                                                                ------------      ------------      ------------
Cash flows from investing activities
   Capital expenditures                                                           (3,587,473)       (3,820,458)       (3,309,957)
   Issuance of loan receivable                                                      (309,575)             --                --
   Proceeds from collection of loan receivable                                        62,886              --                --
   Purchases of certificates of deposits and marketable securities                (3,610,747)       (5,878,345)      (23,368,745)
   Proceeds from sale/redemption of certificates of deposits and
      marketable securities                                                        8,763,279         8,126,732        15,162,880
                                                                                ------------      ------------      ------------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       1,318,370        (1,572,071)      (11,515,822)
                                                                                ------------      ------------      ------------
Cash flows from financing activities
   (Decrease) increase in due to offices                                                --                --             (33,092)
   Issuance of common stock, net of offering costs                                 5,750,371           982,200        40,588,459
   Return of gain on stock by former executive                                          --              37,602              --
   Issuance of notes payable                                                       4,696,399              --                --
   Repayment of notes payable                                                           --                --            (133,838)
   Principal payments on capital lease obligations                                  (411,658)         (101,341)             --
                                                                                ------------      ------------      ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                10,035,112           918,461        40,421,529
                                                                                ------------      ------------      ------------
Effect of foreign exchange on cash                                                      (223)               36               207
                                                                                ------------      ------------      ------------
Net (decrease) increase in cash and cash equivalents                             (11,878,654)      (14,788,782)       22,583,736
Cash and cash equivalents
   Beginning of period                                                            12,913,803        27,702,585         5,118,849
                                                                                ------------      ------------      ------------
   End of period                                                                $  1,035,149      $ 12,913,803      $ 27,702,585
                                                                                ------------      ------------      ------------


Cash paid for interest                                                          $    196,955      $     33,554      $     10,413

Supplemental disclosure of non-cash investing and financing activities:
   Property and equipment acquired through capital lease obligations            $  1,111,427      $  1,113,459      $       --


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

         The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $67,987,969 at December 31, 2002, a deficit in working capital, and expects that it will incur additional losses in completing the research, development and commercialization of its technologies. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. If the Company is unable to obtain additional financing, operations will need to be discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         RECLASSIFICATIONS

         Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

         TRANSLATION OF FOREIGN CURRENCIES

         The functional currency of the Company's foreign subsidiaries, located in Hong Kong and Canada, is the local currency. Assets and liabilities of the Company's foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholder's equity. Transaction gains or losses are included in the determination of operating results.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, cash equivalents represent all highly liquid investments with an original maturity date of three months or less.

         MARKETABLE SECURITIES

         Marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet, and equity investments in publicly-traded companies. The Company classifies all debt securities and equity securities with readily determinable market value as

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross unrealized losses were $103,359 and $120,956 for 2002 and 2001, respectively. Gross realized gains from the sales of securities classified as available for sale were $143,971, $263,052, and $9,653 for 2002, 2001 and 2000 respectively. Gross realized losses were $1,680, $263,052, and $18,465 respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to net income.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents, notes payable and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

         FIXED ASSETS

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

         Revenues earned under research contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred and include the cost of salaries, building costs, utilities, allocation of indirect costs, and expenses to third parties who conduct

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         research and development, pursuant to development and consulting agreements, on behalf of the Company.

         In August 2002, the Company entered into a research and development agreement with a Japanese pharmaceutical company. Pursuant to the terms of this agreement, the Company will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(R) technology. The Company recognized revenue of approximately $85,000 in 2002, with future periodic payments to be made based on the achievement of certain development milestones. The Company will also retain the right to manufacture and commercialize the new product worldwide except in Japan.

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

         LOSS PER COMMON SHARE

         Basic earnings per share ("Basic EPS") is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on per share amounts.

         At December 31, 2002, 2001 and 2000, outstanding options to purchase 4,750,755, 3,834,575, and 3,582,675 shares of common stock, respectively, with exercise prices ranging from $.50 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 2,044,908, 2,206,549, and 2,291,549 shares of common stock, respectively, with exercise prices ranging from $1.00 to $16.20 have also been excluded from the computation of diluted loss per share as they are antidilutive. Promissory note convertible into 1,225,490 shares of common stock (Note 5) has also been excluded from the computation of diluted loss per share as it is antidilutive. In 2003, this note was amended to be convertible into 1,818,182 shares of common stock (Note
         15).

         ACCOUNTING FOR STOCK BASED COMPENSATION

         As provided by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

         Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net loss and loss per share would have been as follows:

                                                                              FOR THE YEAR ENDED
                                                                   2002             2001              2000
Net loss, as reported                                         $(27,641,519)     $(16,174,861)     $ (8,720,553)
Add: Stock-based compensation expense included
   in reported net loss                                            141,874           512,707            76,048
Deduct: Total stock-based compensation expense determined
   under fair-value based method for all awards                 (2,591,717)       (2,605,307)       (1,983,748)
                                                              ------------      ------------      ------------
Proforma net loss                                             $(30,091,362)     $(18,267,461)     $(10,628,253)
                                                              ============      ============      ============


Basic and diluted loss per share:
As reported                                                   $      (1.03)     $      (0.63)     $      (0.40)
Proforma                                                      $      (1.12)     $      (0.72)     $      (0.49)

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Additional disclosures required under SFAS 123 are presented in Note 8.

         CONCENTRATION OF CREDIT RISK

         From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts.

         COMPREHENSIVE LOSS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the presentation of the components of comprehensive loss in the Company's financial statements. Comprehensive loss is defined as the change in the Company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments and unrealized gains/losses on available for sale securities). Accumulated other comprehensive (loss) income included in the Company's balance sheet is comprised of translation adjustments from the Company's foreign subsidiaries and unrealized gains and losses on investment in marketable securities.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") were issued. SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial condition or results of operations. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company adopted the Statement effective January 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's financial condition or results of operations.

         In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective January 1, 2002 for the Company. The adoption of SFAS 144 did not have a material impact on the Company's financial condition or results of operations.

         In July 2002, the SFAS No. 146 ("SFAS 146") "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was the case in prior guidance by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 as of January 1, 2003.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         In December 2002, the SFAS No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by the Company (see
         Note 1 of the Notes to Consolidated Financial Statements). SFAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

         In November 2002, Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued. FIN 45 requires at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

         In January 2003, Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46) was issued. Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation is not expected to have a material effect on the company's consolidated financial statements.

         ACCOUNTING ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's most significant estimates relate to the valuation of its long-lived assets and estimated cost to complete under its research contracts. Actual results may differ from those estimates.

  3.     NOTES RECEIVABLE
         The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and is payable in monthly installments of principal and interest through February 2004.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


4.       FIXED ASSETS

         Fixed assets at December 31, 2002 and 2001 are comprised of the following:


                                                 2002              2001

         Land                                    363,909              --
         Building                              7,116,929         2,264,964
         Machinery and equipment               1,761,926         1,319,568
         Capital lease - Equipment             2,224,886         1,113,459
         Computer software                       565,158           596,900
         Furniture and fixtures                  343,971           238,888
         Leasehold improvements                  634,624         3,048,625
                                            ------------      ------------
                                              13,011,403         8,582,404
         Less: accumulated depreciation       (1,503,839)         (890,887)
                                            ------------      ------------
                                            $ 11,507,564      $  7,691,517
                                            ------------      ------------




         Depreciation and amortization expense was $882,855, $527,011, and $257,149 for 2002, 2001 and 2000 respectively, of which $268,716,
         $74,230 and $0 related to capital leases for the respective years. Accumulated amortization of assets under capital leases was $371,366 and $74,230 at December 31, 2002 and 2001 respectively.

5.       NOTES PAYABLE

         On June 11, 2002, the Company issued a convertible note (the "Note") with a face value of $5 million to two purchasers. The Note is payable on November 30, 2005 and is collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Note is initially convertible into shares of the Company's common stock at a conversion price initially equal to $4.08 per share (1,225,490 shares). If the Company were to issue shares of its common stock at per share prices lower than the conversion price of the Note, the conversion price may be adjusted lower. Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company has prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock (the "Warrants") at an exercise price equal to the conversion price of the Note and a term of five years from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model and allocated $795,701 of the proceeds from the Note, based upon the relative fair value of the Note and the Warrants, to the Warrants and has recorded such amount as discount on the Note. The discount is being amortized to interest expense over the term of the Note. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $4.08 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of five years and a risk-free interest rate of 3%. In February 2003, the warrants were subsequently exercised and the conversion price reduced (Note 15).

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



         In the event the Company were to issue common stock at per share prices less than $4.08 (now $2.75 - see Note 15) resulting in the conversion price of the Note to be adjusted lower, or if the Company were to repay all or a portion of the interest or Note in common stock, the Company may be required to record charges to operations in future periods and the charge could be material.

         In addition, the Company paid a placement agent $125,000 in cash and issued to the placement agent warrants to acquire 38,941 shares of the Company's common stock at an exercise price of $4.01 per share and a term of three years from the date of issuance. The Company valued the placement agent's warrants at $66,861 using the Black-Scholes pricing model with the following assumptions: exercise price of $4.01 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of three years and a risk-free interest rate of 2.7%. The Company has recorded the $125,000 cash payment and the fair value of the warrants issued to the placement agent as a debt issuance cost, which is being amortized to interest expense over the term of the Note. In addition, professional fees totaling $163,602 associated with the closing of the Note were also recorded as debt issuance cost and are being amortized over the term of the Note.

         For the year ended December 31, 2002, the Company recorded amortization of $126,006 and $57,575 of the debt discount and closing costs respectively.


6.       LINE OF CREDIT

         In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. As of December 31, 2002, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of December 31, 2002, there was an outstanding balance due GE of $724,577 under this facility. This balance is payable in monthly installments through various dates in 2004.

         In January 2002, GE approved a new credit line, which provides for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. As of December 31, 2002, there was an outstanding balance due GE of $987,310 under January 2002 facility. Balances due are payable in 42 monthly installments from date of take-down. As of December 31, 2002, the facility is no longer available to the Company.

7.       RELATED PARTY TRANSACTIONS

         In July 2001, the Company advanced $100,000 to Vivian Liu, the Company's Vice President and Secretary. The advance was evidenced by a promissory note, which bore interest at 5% per annum and was due on May 24, 2002. Prior to the due date, the principal amount due was rolled into a new promissory note, which bore interest at 5% per annum and had a new due date of December 31, 2002. As of September 30, 2002, the principal amount of $100,000 was repaid along with all interest due.

         In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The amount of $115,725 remained outstanding as of December 31, 2002. The advance is evidenced by a promissory note, which bears interest at 5% per annum and was due on November 15, 2002. The note was not paid in full by November 15,

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         2002 and is currently in default. According to the terms of the note, upon default the interest rate increased to 15% per annum. Interest due on the promissory note at the default rate of 15% has been paid on a timely basis. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".


8.       STOCK OPTIONS

         During October 1996 the Company adopted a Non-Qualified Stock Option Plan ("Stock Option Plan") and reserved 100,000 shares of common stock for issuance pursuant to the Plan. During December 1996, the Company also adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan ("the Incentive Plan") and The NexMed, Inc. Recognition and Retention Stock Incentive Plan ("the Recognition Plan"). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders' approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. Options granted under the Company's plans generally vest over a period of one to five years, with exercise prices ranging between $0.50 to $16.50. The maximum term under these plans is 10 years.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         A summary of stock option activity is as follows:
                                                                     WEIGHTED
                                                                      AVERAGE
                                                      NUMBER OF      EXERCISE
                                                       SHARES          PRICE

Outstanding at December 31, 1999                     2,457,700          1.66
Granted                                              1,962,225          5.43
Exercised                                             (686,500)         0.85
Cancelled                                             (150,750)         7.23
                                                     ---------      --------
Outstanding at December 31, 2000                     3,582,675          3.67
                                                     ---------      --------
Granted                                                537,400          0.75
Exercised                                             (189,550)         2.02
Cancelled                                              (95,950)         6.77
                                                     ---------      --------
Outstanding at December 31, 2001                     3,834,575      $   3.72
                                                     ---------      --------
Granted                                              1,555,573          1.35
Exercised                                              (53,000)         0.35
Cancelled                                             (586,393)         4.04
                                                     ---------      --------
Outstanding at December 31, 2002                     4,750,755      $   2.92
                                                     ---------      --------

Exercisable at December 31, 2002                     3,162,900      $   3.46
                                                     ---------      --------
Exercisable at December 31, 2001                     2,731,291      $   3.26
                                                     ---------      --------
Exercisable at December 31, 2000                     2,244,433      $   2.59
                                                     ---------      --------
Options available for grant at December 31, 2002     2,430,195
                                                     ---------


       The following table summarizes information about options outstanding at December 31, 2002:


                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  ----------------------------------------------------    --------------------------------
                                  WEIGHTED AVERAGE
   RANGE OF         NUMBER          REMAINING         WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
$   .50 - 1.75     1,088,555        9.05 years            $ 0.71              91,500          $ 1.51
   2.00 - 3.50     2,029,600        5.83 years              2.38           1,521,200            2.17
   4.00 - 5.50     1,442,200        7.13 years              4.05           1,401,600            4.03
   7.00 - 8.00        65,000        3.44 years              7.46              55,000            7.36
 12.00 - 16.25       125,400        7.82 years             15.59              93,600           15.66
                   ---------                              ------           ---------          ------
                   4,750,755                              $ 2.92           3,162,900          $ 3.46
                   ---------                              ------           ---------          ------


       The weighted average grant date fair value of options granted during 2002, 2001 and 2000 was $1.23, $2.26 and $3.62, respectively.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


       The fair value of each option and warrant (note 11) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:


                              2002              2001              2000
Dividend yield                   0.00%             0.00%             0.00%
Risk-free yields         1.35% - 3.00%     4.39% - 6.71%     4.39% - 6.71%
Expected volatility               100%         65% - 80%         65% - 80%
Option terms              1 - 10 years      1 - 10 years      1 - 10 years

9.       COMMON STOCK

         On June 28, 2002, the Company completed a private placement of its securities to institutional and accredited individual investors. The Company issued a total of 2,666,670 shares of its common stock and warrants to purchase 533,334 shares of common stock, pursuant to a Unit Purchase Agreement. Gross proceeds from the private placement were $6,000,000. The investors paid $11.25 per unit and received five shares of NexMed common stock and a two-year warrant for the right to purchase one share of common stock at $2.81.

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

         In June 2000, the Articles of Incorporation were amended to increase the number of shares of common stock authorized for issuance from 40,000,000 to 80,000,000.

         In April 2000, the Company completed a private placement of 220,000 shares of its common stock at $14.25 per share, raising gross proceeds of $3,135,000 and net proceeds, after deducting commissions and offering expenses, of $2,946,900.

10.      STOCKHOLDER RIGHTS PLAN

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

11.      WARRANTS

         A summary of warrant activity is as follows:


                                                                     WEIGHTED
                                                   COMMON SHARES     AVERAGE
                                                   ISSUABLE UPON     EXERCISE
                                                     EXERCISE         PRICE

         Outstanding at January 1, 2000              5,705,726         2.52
            Issued                                   1,588,317        14.59
            Exercised                               (4,973,494)        2.54
            Redeemed                                   (29,000)        2.25
                                                    ----------        -----
         Outstanding at December 31, 2000            2,291,549        10.85
            Issued                                     115,000        12.22
            Exercised                                 (200,000)        3.00
                                                    ----------        -----
         Outstanding at December 31, 2001            2,206,549        11.59
                                                    ----------        -----
            Issued                                   1,183,850         3.27
            Redeemed                                (1,345,491)       14.31
                                                    ----------        -----
         Outstanding at December 31, 2002            2,044,908         5.03
                                                    ----------        -----

         In connection with the private placement on June 28, 2002 (Note 9), the Company issued warrants to purchase 533,334 shares of common stock , pursuant to a Unit Purchase Agreement. The investors paid $11.25 per unit and received five shares of NexMed common stock and a two-year warrant for the right to purchase one share of common stock at $2.81. The Company also issued the placement agent warrants to purchase 222,167 shares of the Company's common stock at an exercise price of $2.81 per share and a term of three years from the date of issuance.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         In August 2000, the Company issued warrants to acquire an aggregate of 1,588,317 shares of its common stock to the investors and placement agents in a private placement of its securities (see Note 9). The warrants have exercise prices ranging from $13.50 to $16.20 per share. 1,295,491 warrants expired in February 2002 and 292,826 warrants issued as commission to a placement agent expire in August 2003.

12.      INCOME TAXES

         The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $35.4 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $3.8 million. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

         In 2002, the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program. The Company has approximately $1.65 million in NJ tax credits, and was approved to sell $279,000 in 2002. The Company received proceeds of $242,645 in 2002 as a result of the sale of the tax credits.

         The net operating loss carryforwards and tax credit carryforwards result in a noncurrent deferred tax benefit at December 31, 2002 and 2001 of approximately $17.9 million and $8.7 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

         For the years ended December 31, 2002, 2001 and 2000, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


13.      COMMITMENTS AND CONTINGENCIES

         The Company is a party to several short-term consulting and research agreements which, generally, can be cancelled at will by either party.

         The Company leases office space and research facilities under operating lease agreements expiring through 2006. The Company also leases equipment from GE Capital under capital leases expiring through 2005 (Note 6). Future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more, consist of the following at December 31, 2001:

                                                       OPERATING       CAPITAL

2003                                                  $  488,114     $  741,017
2004                                                     132,964        741,017
2005                                                      27,759        432,655
2006                                                       3,150         39,278
2007                                                       2,100           --
                                                      ----------     ----------
  Total minimum lease payments                        $  654,087      1,953,967
                                                      ----------
Less: amount representing interest                                     (242,080)
Present value of future minimum lease payments                        1,711,887
Less: current portion                                                  (609,676)
                                                                     ----------
Capital lease obligations, net of current portion                    $1,102,211
                                                                     ----------

         The Company also leases office space under short-term lease agreements. Total rent expense was $452,052, $535,023, and $310,326 in 2002, 2001, and 2000 respectively.

         On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of Dr. Mo's base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. As of December 31, 2002, the Company has accrued approximately $350,000, which is included in accounts payable and accrued expenses, based upon the estimated present value of the vested portion of the obligation.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


14.      SEGMENT AND GEOGRAPHIC INFORMATION

         In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information regarding operating segments and related disclosures about products and services, geographic areas and major customers.

         The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and marketing operations in the United States, Hong Kong and Canada.

         Geographic information as of December 31, 2001, 2000 and 1999 are as follows:

                                   2002              2001              2000
NET REVENUES
   Other foreign countries     $    148,028      $     68,089      $       --
                               ------------      ------------      ------------
                               $    148,028      $     68,089      $       --
                               ------------      ------------      ------------

NET LOSS
   United States               $(27,538,701)     $(16,106,246)     $ (8,630,255)
   Other foreign countries         (102,818)          (68,615)          (90,298)
                               ------------      ------------      ------------
                               $(27,641,519)     $(16,174,861)     $ (8,720,553)
                               ------------      ------------      ------------

TOTAL ASSETS
   United States               $ 14,027,334      $ 27,286,173      $ 39,516,217
   Other foreign countries          112,793            28,540           473,465
                               ------------      ------------      ------------
                               $ 14,140,127      $ 27,314,713      $ 39,989,682
                               ------------      ------------      ------------

15.      SUBSEQUENT EVENTS

         On February 4, 2003 the terms of the convertible notes (Note 5) were amended. In order to induce the holders to exercise the Warrants in full, the Company agreed to reduce the conversion price under the notes to $2.75 and the warrant exercise price was reduced to $1.37 (originally $4.08) per share. Pursuant to the amendment, all of the warrants were exercised on February 4, 2003 and the Company received proceeds of $533,489 from such exercise. The Company is in the process of evaluating this transaction and may be required to record charges related to the reduction of the conversion price and the warrant exercise price. These charges may be material.

         On January 31, 2003, the Company entered into a 11 month consulting agreement with a financial consultant (the "Consultant") for investor relations and financial consulting services. The Company agreed to pay the consultant a fee of $395,000 and will issue the Consultant immediately exercisable warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $1.00 on April 10, 2003. The Company has granted the Consultant registration

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         rights for such shares. In accordance with EITF 96-18, the Company will record consulting expenses based on the fair value of these warrants on April 10, 2003, calculated using the Black-Scholes pricing model. The Company also agreed to pay the consultant 10% of any funding as a result of an introduction made by the Consultant, and 8% of the total aggregate consideration paid for any acquisition or sale by the Company of any businesses.

         On January 17, 2003 and February 1, 2003, the Company issued two one-month notes of $500,000 and $100,000 respectively. The notes bore interest at 12% per annum and were convertible into securities at such time as the Company closes a private placement of its securities. The conversion rate was the purchase price of the securities in the private placement. If the notes were not repaid on the maturity date, the noteholder had the option of extending the maturity of the notes for an additional one month at an interest rate of 15%. The notes were not repaid on the maturity date, and both were extended to March 21, 2003. On March 21, 2003, the Company closed a private placement of its common stock at $1.50 per share. The note-holder elected to convert the outstanding $614,064 in principal and interest due into 409,376 shares of the Company's common stock and 307,032 three-year warrants to purchase the Company's common stock at $2.00 per share.

         As mentioned in the preceding paragraph, on March 21, 2003, the Company closed a private placement of its common stock at $1.50 per share. Pursuant to the agreement of the private placement, the Company issued a total of 209,987 shares and 157,490 three-year warrants to purchase the Company's common stock at $2.00 per share to three accredited investors and received $314,980 in gross proceeds. As a result of the March 21 issuances of common stock, the conversion price of the convertible notes was reduced to $2.72.

         In March 2003, the Company issued one short-term promissory note due May 4, 2003 for $500,000 to one accredited investor. This promissory note bears interest at 15% per annum and provides for two-year warrants to purchase 50,000 shares of the Company's common stock, at an exercise price of $2.00 per share. The Company has valued the warrants using the Black-Scholes pricing model and allocated $42,000 of the proceeds from the note, based upon the relative fair value of the note and the warrants, to the warrants and has recorded such amount as discount on the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


         PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information called for by Item 10 is set forth under the heading "Election of Directors" in the 2003 Proxy Statement, which is incorporated herein by this reference and "Executive Officers" of Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION.

       Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2003 Proxy Statement, which is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       Information called for by Item 12 is in part set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement, which is incorporated herein by this reference, and in part set forth below.


EQUITY COMPENSATION PLAN INFORMATION

       The following table gives information as of December 31, 2002, about NexMed Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans").

                                                     EQUITY COMPENSATION PLAN INFORMATION
                      ----------------------------------------------------------------------------------------------------
                                  (A)                                                       NUMBER OF SECURITIES REMAINING
                      NUMBER OF SECURITIES TO BE                      (B)                   AVAILABLE FOR FUTURE ISSUANCE
                        ISSUED UPON EXERCISE OF         WEIGHTED AVERAGE EXERCISE PRICE       UNDER EQUITY COMPENSATION
                     OUTSTANDING OPTIONS, WARRANTS     OF OUTSTANDING OPTIONS, WARRANTS      PLANS (EXCLUDING SECURITIES
  PLAN CATEGORY               AND RIGHTS                          AND RIGHTS                   REFLECTED IN COLUMN (A))
------------------   -----------------------------     --------------------------------      ---------------------------
Equity Plans
approved by
security holders             4,750,755(1)                            $2.92                          2,370,195(2)
Equity Plans not
approved by
security holders                     --                               N/A                                  --
                             ------------                            -----                          ------------

Total                        4,750,755(1)                            $2.92                          2,370,195(2)
                             ------------                            -----                          ------------

(1) Consists of options outstanding at December 31, 2002 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed Inc. Recognition and Retention Stock Incentive Plan (the "Recognition Plan").

(2) Consists of the aggregate number of shares of Stock that remain available for future issuance, at December 31, 2002, under all of our stockholder approved Equity Plans. This consists of 1,637,795 shares available under the Incentive Plan and 732,400 shares available under the Recognition Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2003 Proxy Statement, which is incorporated herein by this reference.


ITEM 14. CONTROLS AND PROCEDURES.

       Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and participation of our management (including our Chief Executive Officer and Acting Chief Financial Officer, our principal executive officer and principal financial officer, respectively), of the effectiveness and design and operation of the Company's controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


         PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. FINANCIAL STATEMENTS:

         The information required by this item is included in Item 8 of Part II of this Form 10-K.

         2. FINANCIAL STATEMENT SCHEDULES

         Report of Independent Accountants on Financial Statement Schedule for the three years in the period ended December 31, 2002.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of NexMed, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 25, 2003, except as to Note 15 which is as of March 21, 2003, which included an explanatory paragraph regarding the Company's ability to continue as a going concern, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 25, 2003

                                                                     SCHEDULE II

                                  NEXMED, INC.
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS



                                                     Balance at     Charged to      Charged to
                                                     Beginning       Costs and         Other                         Balance at
                   Description                        of Year        Expenses        Accounts       Deductions      End of Year
                   -----------                        -------        --------        --------       ----------      -----------

YEAR ENDED DECEMBER 31, 2002
      Valuation allowance - deferred tax asset      $8,699,708      $9,201,826           --             --           $17,901,534


YEAR ENDED DECEMBER 31, 2001
      Valuation allowance - deferred tax asset      $4,572,023      $4,127,685           --             --           $ 8,699,708

YEAR ENDED DECEMBER 31, 2000
      Valuation allowance - deferred tax asset      $2,491,607      $2,080,416           --             --           $ 4,572,023
      --

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

3.2 Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000.

3.3              By-laws of the Company (incorporated by reference to Exhibit
                 2.2 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.4 Amendment to By-laws of the Company (incorporated by reference to Exhibit 2.3 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

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

4.4 Form of 5% Convertible Note dated June 11, 2002 (incorporated herein by reference to Exhibit 4.2 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.5 Form of Warrant dated June 11, 2002 (incorporated herein by reference to Exhibit 4.3 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.6 Form of Unit Warrant dated June 28, 2002 (incorporated herein by reference to Exhibit 4.5 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

4.7 Form of Placement Agent Warrant dated June 28, 2002 (incorporated herein by reference to Exhibit 4.6 to the Company's S-3 filed with the Securities and Exchange Commission on July 19, 2002).

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

10.3 License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2000).

10.4 Form of Unit Purchase Agreement between the Company and each investor who purchased units relating the Company's private placement dated August and July 2000 (incorporated by reference to Exhibit 4.2 filed with the Company's Form S-3 filed with the Securities and Exchange Commission on September 29, 2000).

10.5* Employment Agreement dated February 26, 2002 by and between NexMed, Inc. and Dr. Y. Joseph Mo. (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.)

10.6 Letter Agreement dated February 6, 2001, by and among NexMed, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.)

10.7 Letter Agreement dated January 2, 2002, by and among NexMed, Inc. and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.)

10.8 Purchase Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002).

10.9 Registration Rights Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002).

10.10 Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002).

10.11 Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14,
                 2002).

10.12 Form of Unit Purchase Agreement dated June 28, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002).

21               List of Subsidiaries.

23               Consent of PricewaterhouseCoopers LLP, independent accountants.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2             Certification of Acting Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(B)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.



Dated: March 31, 2003          By: /s/ Y. Joseph Mo
                                   ---------------------------------------------
                                   Y. Joseph Mo
                                   Chairman of the Board of Directors, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                        TITLE                                        DATE


/s/ Y. Joseph Mo                     Chairman of the Board of Directors, President and                March 31, 2003
----------------                     Chief Executive Officer
Y. JOSEPH MO


/s/ Vivian H. Liu                    Vice President, Acting Chief Financial Officer and               March 31, 2003
-----------------                    Secretary
VIVIAN H. LIU



/s/ James Yeager                     Director, Senior Vice-President, Scientific Affairs              March 31, 2003
----------------
JAMES YEAGER


/s/ Richard J. Berman                Director                                                         March 31, 2003
---------------------
RICHARD J. BERMAN



/s/ Robert W.Gracy                   Director                                                         March 31, 2003
-------------------
ROBERT W. GRACY




/s/ Stephen M. Sammut                Director                                                         March 31, 2003
---------------------
STEPHEN M. SAMMUT


                                  CERTIFICATION

I, Y. Joseph Mo, Chief Executive Officer of NexMed, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of NexMed, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual y report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                   /s/ Y. Joseph Mo
                                                   -----------------------
                                                   Y. Joseph Mo
                                                   Chief Executive Officer

                                  CERTIFICATION

I, Vivian H. Liu, Chief Financial Officer of NexMed, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of NexMed, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual y report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                              /s/ Vivian Liu
                                              ------------------------------
                                              Vivian H. Liu
                                              Acting Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBITS         DESCRIPTION
NO.

3.2 Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000.

21               List of Subsidiaries.

23               Consent of PricewaterhouseCoopers LLP, independent accountants.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2             Certification of Acting Chief Financial Officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002.