Form 10-Q
period 2003-03-31
NEXMED INC
filed 2003-05-14
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.


                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Nevada                                           87-0449967
----------------------------------               -------------------------------
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

Yes [ ]  No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 14, 2003, 29,587,536 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

                                                                          Page

Part I. FINANCIAL INFORMATION............................................... 1

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance
                  Sheet at March 31, 2003 and
                  December 31, 2002 .......................................  1

                  Unaudited Condensed Consolidated Statements
                  of Operations for the Three Months Ended
                  March 31, 2003 and March 31, 2002......................... 2

                  Unaudited Condensed Consolidated Statements
                  of Cash Flows for the Three Months Ended
                  March 31, 2003 and March 31, 2002..........................3

                  Notes to Condensed Consolidated Unaudited
                  Financial Statements.......................................4

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results
                  of Operations.............................................10

        Item 3.   Quantitative and Qualitative Disclosures
                  about Market Risk.........................................17

        Item 4.   Controls and Procedures...................................17

Part II. OTHER INFORMATION..................................................17

        Item 1. Legal Proceedings...........................................17

        Item 2. Changes in Securities and Use of Proceeds...................18

        Item 6.   Exhibits and Reports on Form 8-K..........................19

Signature...................................................................20

Certifications pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.................................................................21

Exhibit Index...............................................................23

                                  Nexmed, Inc.
                     Condensed Consolidated Balance Sheets (Unaudited)

                                                            March 31,     December 31,
                                                              2003            2002
                                                          ----------------------------
Assets
Current assets:
  Cash and Cash equivalents                               $    205,089    $  1,035,149
  Marketable Securities                                           --           539,795
  Notes Receivable, current                                    201,338         198,348
  Prepaid expenses and other assets, net                       416,496         498,042
                                                          ----------------------------
    Total current assets                                       822,924       2,271,334

Fixed assets, net                                           11,210,531      11,507,564
Debt Issuance cost                                             286,427         312,888
Notes Receivable                                                 6,859          48,341
                                                          ----------------------------
    Total assets                                          $ 12,326,741    $ 14,140,127
                                                          ============================

Liabilities and stockholder's equity
Current liabilities:
  Accounts payable and accrued expenses                   $  4,303,795    $  4,874,441
  Note payable                                                 479,000            --
  Capital lease obligation - current portion                   623,947         609,676
                                                          ----------------------------
    Total current liailities                                 5,406,742       5,484,117
                                                          ----------------------------

Long Term liabilities:
  Convertible note payable, net of discount of
  $1,883,441 and $669,693                                    3,137,559       4,330,307
  Capital lease obligation                                     940,769       1,102,221
                                                          ----------------------------
    Total Liablilites                                        9,485,070      10,916,635
                                                          ----------------------------

Commitment and contingencies
Stockholder's equity:
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued and outstanding                  --              --
  Common stock, $.001 par value, 80,000,000
    shares authorized, 29,302,490 and 28,293,719 issued
    and outstanding, respectively                               29,302          28,294
  Additional paid-in capital                                74,259,180      71,381,751
  Accumulated deficit                                      (71,439,296)    (67,987,969)
  Deferred compensation                                        (11,159)        (97,562)
  Unrealized loss on marketable securities                        --          (101,157)
  Cumulative translation adjustments                             3,644             135
                                                          ----------------------------
    Total stockholders' equity                               2,841,671       3,223,492
                                                          ----------------------------
    Total liabilities and stockholders' equity            $ 12,326,741    $ 14,140,127
                                                          ============================

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                    FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                   ----------------------------
                                                       2003             2002
                                                   ------------    ------------
Revenue
  Product sales and royalties                      $      1,713    $     45,281
                                                   ------------    ------------
    Total revenues                                        1,713          45,281
                                                   ------------    ------------

Operating expenses
  Cost of product sales                                    --            19,068
  General and administrative                          1,235,046       1,414,729
  Research and development                            1,855,334       4,248,587
                                                   ------------    ------------
    Total operating expenses                          3,090,380       5,682,384
                                                   ------------    ------------

Loss from operations                                  3,088,667       5,637,103

Other Income (expense)
  Interest income (expense), net                       (253,125)         40,533
  Other income (expense)                               (109,535)         17,722
                                                   ------------    ------------
    Total Other income (expense)                        362,660          58,255
                                                   ------------    ------------

  Net loss                                           (3,451,327)     (5,578,848)
                                                   ------------    ------------

Other comprehensive income
  Foreign currency translation adjustments                3,509            (296)
  Unrealized loss on available-for-sale securities         --           (18,551)
                                                   ------------    ------------
    Total other comprehensive income                      3,509         (18,847)
                                                   ------------    ------------
  Comprehensive Loss                                 (3,447,818)     (5,597,695)
                                                   ============    ============
Basic and diluted loss per share                   $      (0.12)   $      (0.22)
                                                   ------------    ------------
Weighted average common shares outstanding
  used for basic and diluted loss per share          28,593,839      25,541,934
                                                   ------------    ------------

       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                               MARCH, 31
                                                                    ------------------------------
                                                                        2003               2002
                                                                        ----               ----
Cash flows from operating activities
  Net loss                                                          $ (3,451,327)     $ (5,578,848)
  Adjustments to reconcile net loss to net cash from operating activities, net of effects of sale of subsidiary
    Depreciation and amortization                                        300,786           166,097
    Non-cash interest, amortization of debt discount and
      deferred financing costs                                           204,467              --
    Non-cash insurance expense                                             3,501              --
    Non-cash compensation expense                                        124,597            25,109
    Net loss on sale of marketable securities                             94,824              --
    Loss on disposal of assets                                            14,711              --
    (Increase)/decrease in prepaid expenses and other assets              81,546           159,204
    (Decrease)/Increase in account payable
      and accrued expenses                                              (570,646)         (463,250)
                                                                    ------------------------------
        Net cash used in operating activities                         (3,197,541)       (5,691,688)
                                                                    ------------------------------

Cash flow from investing activities
  Proceeds from notes receivable                                          38,491              --
  Capital expenditures                                                   (21,017)       (1,939,478)
  Purchase of marketable securities                                         --          (1,158,548)
  Purchase of certificates of deposit                                       --            (384,000)
  Sales of marketable securities                                         545,200            25,043
  Sales of certificates of deposit                                          --           2,312,000
                                                                    ------------------------------
        Net cash provided by (used in) investing activities              562,674        (1,144,983)
                                                                    ------------------------------

Cash flow from financing activities
  Issuance of common stock, net of offering
    costs                                                                848,469              --
  Issuance of notes payable                                            1,100,000              --
  Repayment of capital lease obligations                                (147,171)          (69,271)
                                                                    ------------------------------
        Net cash from financing activities                             1,801,298           (69,271)
                                                                    ------------------------------

Net increase (decrease)in cash                                          (833,569)       (6,905,942)

Effect of foreign exchange on cash                                         3,509              (296)
                                                                    ------------------------------

Cash, beginning of period                                           $  1,035,149      $ 12,913,803
                                                                    ==============================

Cash, end of period                                                 $    205,089      $  6,007,565
                                                                    ==============================

       See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company has an accumulated deficit of $71,439,296 at March 31, 2003 and expects that Alprox-TD(R) clinical development expenses for the year 2003 will be less than 2002 due to the completion of the two Phase 3 pivotal studies for Alprox-TD(R) in 2002. If the Company is successful in entering into partnering agreements for some of its products under development using the NexACT(R) technology, it anticipates that it will receive milestone payments, which may offset some of its research and development expenses. As a result, the Company expects operating losses in 2003 that are lower than those incurred in 2002. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 11, the Company sold 800 shares of newly issued convertible preferred stock in April 2003, raising gross proceeds of $8,000,000.


2.   LOSS PER SHARE

     At March 31, 2003 and 2002, respectively, options to acquire 4,950,755 and 4,162,225 shares of common stock with exercise prices ranging from $.25 to $16.25 per share and warrants to acquire 2,170,032 and 2,206,549 shares of common stock with exercise prices ranging from $1.00 to $14.85 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, SFAS No. 146, entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued, replacing EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on the Company's financial condition or results of operations.

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

In November 2002, the SFASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that at the time a company issues a guarantee, it must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have any impact on the Company's consolidated financial statements.

In January 2003, the SFASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not have any impact on the Company's consolidated financial statements.

4.   NOTES RECEIVABLE

The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and is payable monthly through February 2004.

5.   NOTES PAYABLE

In January and February 2003, the Company issued two short-term promissory notes, which totaled $600,000, to one accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the noteholder's option into the Company's securities at such time as it closed a private placement of its securities. On March 21, 2003, the Company closed a private placement of its shares of common stock at $1.50 per share (Note 7) and the noteholder elected to convert the outstanding $614,064 in principal and interest due into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock.

In March 2003, the Company issued a short-term promissory note due May 4, 2003 for $500,000 to an accredited investor. This promissory note bears interest at 15% per annum and provides for two-year warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share. The Company has valued the warrants using the Black-Scholes pricing model assuming a risk free interest rate of 1.35%, dividend yield of 0% and expected volatility of 100% and allocated $42,000 of the proceeds from the note, based upon the relative fair value of the note and the warrants, to the warrants and has recorded such amount as discount on the note. Pursuant to the terms of the Note, the due date of the Note was extended one month on May 4, 2003 to June 4, 2003 at an increased interest rate of 18%. On May 9, 2003, the Company repaid $250,000 of the promissory note, leaving a remaining principal balance due of $250,000.

CONVERTIBLE NOTE PAYABLE
On June 11, 2002, the Company issued a convertible note (the "Note") with a face value of $5 million to two purchasers. The Note is payable on November 30, 2005 and is collateralized by the Company's manufacturing facility in East Windsor, New Jersey. Book value of the facility was approximately $7.25 million at September 30, 2002. The Note was initially convertible into shares of the Company's common stock at a conversion price equal to $4.08 per share (1,225,490 shares). The terms of the Note provided that, if the Company were to issue shares of its common stock subsequent to September 30, 2002 at per share prices lower than the conversion price of the Note, the conversion price may be adjusted lower. Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company has prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock (the "Warrants") at an exercise price equal to the conversion price of the Note and a term of five years from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model and allocated $795,701 of the proceeds from the Note, based upon the relative fair value of the Note and the Warrants, to the Warrants and has recorded such amount as discount on the Note. The discount is being amortized to interest expense over the term of the Note. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $4.08 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of five years and a risk-free interest rate of 3%.

On February 4, 2003 the terms of the convertible notes were amended. In order to induce the warrant holders to exercise all of their outstanding warrants in full, the Company agreed to reduce the warrant exercise price to $1.37 (originally $4.08) per share. In addition, the Company also agreed to reduce the conversion price of the Note to $2.75 from $4.08 per share. Pursuant to the amendment, all of the warrants were exercised on February 4, 2003 and the Company received cash proceeds of $533,489 from such exercise. Pursuant to the original terms of the Note, the conversion price was further reduced to $2.71 as a result of the March 2003 private placement discussed above. As a result of the February 2003 amendments and the Company's sale of securities in March 2003, the Company recorded a deemed dividend to the warrant holders of $89,564, representing the incremental fair value of the warrant as a result of reducing the exercise price, and recorded an additional discount on the note of $1,305,148 reflecting the changes to the conversion price. The latter is being amortized to interest expense over the remaining term of the Note.

As a result of the April 2003 placement (Note 11), the conversion price of the Note has been further reduced to $2.41 and the Company recorded an additional discount of approximately $710,000 which is being amortized to interest expense over the remaining term of the Note.

For the three months ended March 31, 2003, the Company recorded amortization of $112,401 and $26,461 of the debt discount and closing costs respectively.

6.   CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. As of December 31, 2001, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of March 31, 2003, there was an outstanding balance due GE of $648,190 under this facility, which is payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provides for the financing of up to $3 million of equipment. During 2002, the Company accessed $1,111,427 of the credit line. As of March 31, 2003, there was an outstanding balance due GE of $916,527 under the January 2002 facility, which is payable in 42 monthly installments from date of take-down. The credit facility expired on December 31, 2002.

7.   SALE OF COMMON STOCK

On March 21, 2003, the Company closed a private placement of its common stock at $1.50 per share. Pursuant to the agreement, the Company issued a total of 210,000 shares and 157,500 three-year warrants to purchase the Company's common stock at $2.00 per share to three accredited investors and received $315,000 in gross proceeds.

8.   RELATED PARTY TRANSACTIONS

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

In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The amount of $115,725 remained outstanding as of March 31, 2003. The advance is evidenced by a promissory note, which bears interest at 5% per annum and was due on November 15, 2002. The note was not paid in full by November 15, 2002 and is currently in default. According to the terms of the note, upon default the interest rate increased to 15% per annum. Interest due on the promissory note at the default rate of 15% has been paid on a timely basis. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

9.   ACCOUNTING FOR STOCK BASED COMPENSATION

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2003            2002

Net loss, as reported                                      $(3,451,327)    $(5,578,848)
Add: Stock-based compensation expense included
     in reported net loss                                      124,597          25,109
Deduct: Total stock-based compensation expense determined
     under fair-value based method for all awards             (424,067)       (548,518)
                                                           -----------     -----------
Proforma net loss                                          $(3,750,797)    $(6,102,257)
                                                           ===========     ===========

Basic and duilted loss per share:
As reported                                                $     (0.12)    $     (0.22)
Proforma                                                   $     (0.13)    $     (0.24)

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model in 2003 and 2002:


          Dividend yield                      0.00%
          Risk-free yields              1.35%-3.00%
          Expected volatility                  100%
          Option terms                  1-10 years

10.  CONSULTING AGREEMENT

On January 31, 2003, the Company entered into a 11 month consulting agreement with a financial consultant (the "Consultant") for investor relations and financial consulting services. The Company agreed to pay the consultant a fee of $395,000 and pending satisfactory performance of the Consultant as judged by the Company at its discretion, to issue the Consultant immediately exercisable warrants to purchase 500,000 shares of the Company's common stock with an exercise price of $1.00. The Company had also agreed to pay the consultant 10% of any funding as a result of an introduction made by the Consultant, and 8% of the total aggregate consideration paid for any acquisition or sale by the Company of any businesses. The agreement was terminated on April 9, 2003. $125,000 of the total $395,000 fee was paid and the warrants were not issued.

11.  SUBSEQUENT EVENTS

In April 2003, the Company issued a second short-term promissory note due June 9, 2003 for $250,000 to the same accredited investor indicated in the second paragraph of Note 5 above. The promissory note bears interest at 15% per annum.

On April 22, 2003, the Company closed a private placement of its securities and raised $8 million in gross proceeds. The Company sold 800 shares of newly issued convertible preferred stock, with each preferred share initially convertible into approximately 6,375 shares of its common stock (or an aggregate of 5,100,089 shares of common stock). Each preferred share in the offering had a purchase price of $10,000 and included a warrant to purchase approximately 5,499 shares of the Company's common stock at a price of $1.43 per share. At closing, $4 million of the proceeds were placed in escrow to fund any potential redemption by the purchasers to which they may be entitled if the results from our two pivotal Phase 3 studies for Alprox-TD are not determined to be satisfactory by June 16, 2003. If such results are not satisfactory, the purchasers will have the option until June 27, 2003, to redeem up to one-half of their preferred stock (with the concurrent cancellation of up to one-half of their warrants) out of the funds held in escrow. The Company is in the process of evaluating this transaction and may be required to record charges related to the contingent beneficial conversion feature of the preferred shares. These charges may be material.

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

     Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild, moderate or severe ED. Our clinical studies have demonstrated that NexACT(R) enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD(R), which tested over 1,400 patients at 82 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. We are currently reviewing and analyzing the data from the two pivotal studies and anticipate announcing the preliminary results during the second quarter of 2003.

     In March 2002, we initiated a Phase 3 open-label study for Alprox-TD(R). The purpose of the new study was to confirm the safety of Alprox-TD(R) on a longer term basis and included new patients as well as those who completed testing in one of the two pivotal Phase 3 studies and elected to continue using Alprox-TD(R) for an additional period. In November 2002, we halted the open-label study of Alprox-TD(R) due to FDA concerns about results of our 26-week transgenic mice study. In January 2003, we met with the FDA and successfully addressed their issues regarding the results of the transgenic mice study and in February 2003, we were cleared by the FDA to continue with the open-label study of Alprox-TD(R). However, it remains to be determined by the FDA if any data from the halted study can be used for our filing of the New Drug Application ("NDA") for Alprox-TD(R). Assuming that we do not include the data from the halted study and that we have financing to initiate a new open-label study during the second half of 2003, we anticipate that we will file the NDA during the first half of 2004. We have previously been informed by the FDA that completion of the open-label study is not a prerequisite for our NDA submission; however, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

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

     We are working with various pharmaceutical companies to explore the introduction of NexACT(R) into their existing drugs as a means of developing new patient-friendly topical products and extending patent lifespans. In August 2002, we entered into a research and development agreement with a major Japanese pharmaceutical company. Pursuant to the terms of this agreement, we will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(R) technology. We received an upfront payment of 10 million Japanese Yen (approximately $90,000) with future periodic payments of up to 40 million Japanese Yen (approximately $360,000) to be made based on the achievement of certain development milestones. We will also retain the right to manufacture and commercialize the new product worldwide except in Japan. We anticipate that we will enter into additional R&D agreements during 2003 but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.

Patents.

     We have nine U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(R) technology and our NexACT-based products under development, such as Alprox-TD(R) , Femprox(R), and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

     The following table identifies our nine U.S. patents issued for NexACT(R) technology and/or our NexACT-based products under development, and the year of expiration for each patent:

Patent Name                                                                                Expiration Date
-----------                                                                                ---------------
Topical Compositions Containing Prostaglandin E1                                           2019
Prostaglandin Composition and Methods of Treatment of Male ED                              2020
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction               2017
Topical Compositions for PGE1 Delivery                                                     2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery                     2017
Biodegradable Absorption Enhancers                                                         2009
Biodegradable Absorption Enhancers                                                         2008
Medicament Dispenser                                                                       2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)                                        2019

Research and Development.

     Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our proprietary products under development, including the Alprox-TD(R) cream utilizing the NexACT(R) technology, has been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

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

Comparison of Results of Operations Between the Three Months Ended March 31 of 2003 and of 2002.

     Revenues. We recorded $1,713 in revenue during the first quarter of 2003 as compared to $45,281 during the same period in 2002. The 2003 revenues include royalty on sales received from our Asian licensee. We received only royalty revenue in the first quarter 2003 as compared to 2002 when we received royalty revenue and revenue from sales of manufacturing supplies to our Asian licensee. The royalty revenue decreased by $16,750 because our Asian licensee had reduced sales in the first quarter 2003 as compared to 2002 as a result of an economic downturn in Asia and as such had sufficient inventory of the manufacturing supplies during the first quarter of 2003 and therefore, made no purchases from us.

     Cost of Products Sold. Our cost of products sold was nil during the first quarter of 2003 and $19,068 during the same period in 2002. Our Asian licensee had sufficient inventory of the manufacturing supplies during the first quarter of 2003 and so, made no purchases from us.

     Research and Development Expenses. Our research and development expenses for the first quarter of 2003 and 2002 were $1,855,334 and $4,248,587, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) in the first quarter of 2003 were $741,957 and nil, respectively, as compared to $2,852,735 and $174,094, respectively during the same period in 2002. The decrease is attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and the reduction in expenditures and non-essential personnel as discussed in Liquidity and Capital Resources. In 2003, we expect that total research and development spending will decrease with the completion of the two Phase 3 pivotal studies for Alprox-TD(R). We anticipate increasing our efforts and resources on the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

     General and Administrative Expenses. Our general and administrative expenses were $1,235,046 during the first quarter of 2003 as compared to $1,414,729 during the same period in 2002. The decrease is largely attributable to our cash conservation program implemented in November 2002. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. We expect that total general and administrative spending for 2003 will decrease as compared to 2002 with the reduction in expenditures and non-essential personnel as discussed in Liquidity and Capital Resources.

     Interest Income. We had interest expense of $253,125 during the first quarter of 2003, as compared to interest income of $40,533 during the same period in 2002. The decrease is a result of a reduction in our cash position, lower interest rates in the current period, and an increase in interest expense due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

     Net Loss. The net loss was $3,451,327 or $.12 per share for the first quarter of 2003, as compared to a loss of $5,578,848 or $0.22 per share for the same period in 2002. The decrease in net loss is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

Liquidity and Capital Resources.

     We have experienced net losses and negative cash flow from operations each year since our inception. Through March 31, 2003, we had an accumulated deficit of $71,439,296. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

     In November 2002 we implemented a cash conservation program, which included a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. At March 31, 2003, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of $205,089 as compared to $1,574,944 at December 31, 2002.

     As a result of our losses to date, working capital deficiency and accumulated deficit, there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and, accordingly, our independent accountants have modified their report on our December 31, 2002 Consolidated financial statements included in our annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations.

     In January and February 2003, we issued two short-term promissory notes, which totaled $600,000, to one accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the noteholder's option, into our securities at such time as we closed a private placement of our securities. On March 21, 2003, we closed a private placement of shares of our common stock at $1.50 per share. For each share purchased, the investors received a 3-year warrant to purchase three-quarters (3/4) of a share of common stock at an exercise price of $2.00 per share. The noteholder elected to convert the outstanding $614,064 in principal and interest due into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock.

     On March 21, 2003, the Company closed a private placement of its common stock at $1.50 per share. Pursuant to the private placement agreement, we issued a total of 210,000 shares and 157,500 three-year warrants to purchase shares of our common stock at $2.00 per share to three accredited investors and received approximately $315,000 in gross proceeds.

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

     In March 2003, we issued a short-term promissory note for $500,000 to an accredited investor. This promissory note, which was due on May 4, 2003, bore interest at 15% per annum and provided for two-year warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share. In April 2003, we issued a second short-term promissory note for $250,000 to the same accredited investor. The promissory note, which is due on June 8, 2003, bears interest at 15% per annum. The due date of the initial promissory note was extended one month on May 4, 2003 to June 4, 2003 at an increased interest rate of 18%. On May 9, 2003, the Company repaid $250,000 of the initial $500,000 promissory note, leaving a remaining principal balance due of $250,000.

     On April 22, 2003, we closed a private placement of our securities and raised $8 million in gross proceeds. We sold 800 shares of newly issued convertible preferred stock, with each preferred share initially convertible into approximately 6,375 shares of its common stock (or an aggregate of 5,100,089 shares of common stock). Each preferred share had a purchase price of $10,000 and included a warrant to purchase approximately 5,499 shares of our common stock at a price of $1.43 per share. At closing, $4 million of the proceeds were placed in escrow to fund any potential redemption by the purchasers to which they may be entitled if the results from our two pivotal Phase 3 studies for Alprox-TD(R) are not determined to be satisfactory by June 16, 2003. If such results are not satisfactory, the purchasers will have the option until June 27, 2003 to redeem up to one-half of their preferred stock (with the concurrent cancellation of up to one-half of their warrants) out of the funds held in escrow.

As of April 30, 2003, we had approximately $900,000 of cash and our average monthly "burn rate" is approximately $600,000 per month. We anticipate that, if we are able to obtain satisfactory results for Alprox-TD(R) by June 16, 2003, the additional $4 million to be released from escrow will enable us to continue operating through October 2003.

     To date, we have spent approximately $61.3 million on the Alprox-TD(R) development program, and anticipate that through NDA submission during the first half of 2004, we will require an additional $15 million. Given our current level of cash reserves, we will not be able to fund the development of Alprox-TD(R) through the NDA submission unless we raise additional cash reserves through financing or partnering agreements. If we are successful in entering into partnering agreements for Alprox-TD(R), we anticipate that we will receive significant milestone payments, which we will use to pay for the projected development expenses through the NDA submission, including the open label study of Alprox-TD(R). If we are not able to enter into a licensing agreement for Alprox-TD(R) or raise additional financing, we believe that we will have to discontinue the development of this product. Since we cannot predict the actions of the FDA, the level of other research and development activities we may be engaged in, and our ability to enter into partnering agreements, we cannot accurately predict the expenditure required for the period between NDA submission of Alprox-TD(R) and its commercialization.

     We have spent approximately $7.5 million in total for the land, building and GMP development related to our East Windsor manufacturing facility and estimate that we will spend an additional $500,000 prior to completion of GMP compliance development for the facility. To date, we have spent $7.5 million on the Femprox(R) and other NexACT(R)-based development programs. We intend to initiate additional research and development activities for these products pending the availability of financing or through partnering arrangements.

     In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of equipment
(i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. The credit line expired in March 2002, and as of March 31, 2003, there was an outstanding balance due GE of $648,190 under this facility, payable in monthly installments through various dates in 2004. In January 2002, GE approved a second credit line, which provides for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, we accessed $1,111,427 of the credit line. As of March 31, 2003, there was an outstanding balance due GE of $916,527 under January 2002 facility, which is payable in 42 monthly installments from date of take-down.

Critical Accounting Estimates

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 in the Notes to our December 31, 2002 Consolidated Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. The following is a brief description of the more significant accounting policies and related estimate methods that we follow:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     There have been no material changes to our exposures to market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management (including the Company's Chief Executive Officer and Acting Chief Financial Officer, its principal executive officer and principal financial officer, respectively), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been two complaints filed against the Company by former employees who were laid off in November 2002.

The first was filed with the Superior court of New Jersey on March 22, 2003 by four employees against the Company, Y. Joseph Mo, and Administaff (the co-employer who provides the Company's benefits), claiming their termination was due to age discrimination and seeking unspecified damages. This complaint is covered by a labor insurance policy the Company maintains through Administaff and the insurance company has appointed counsel.

The second was filed with the Superior court of New Jersey on April 1, 2003 by one of the above four employees against the Company for an unspecified bonus amount that he believes he should have received for completing the construction of the Company's East Windsor facility. The Company is in the process of engaging counsel.

ITEM 2. Changes in Securities and Use of Proceeds.

In January and February 2003, the Company issued two short-term promissory notes, which totaled $600,000, to an accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the noteholder's option, into the Company's securities at such time as it closed a private placement of our securities. On March 21, 2003, the Company closed a private placement of its shares of common stock at $1.50 per share. For each share purchased, the investors received a 3-year warrant to purchase three-quarters (3/4 ) of a share of common stock at an exercise price of $2.00 per share. The noteholder elected to convert the outstanding $614,064 in principal and interest due into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock. Pursuant to the private placement agreement, the Company issued a total of 210,000 shares and 157,500 three-year warrants to purchase shares of its common stock at $2.00 per share to three accredited investors and received approximately $315,000 in gross proceeds. The notes, warrants, and shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received approximately $900,000 in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

On February 4, 2003, the Company raised $533,489 in interim financing from the exercise of 389,408 warrants to purchase shares of its common stock at an exercise price of $1.37 per share. The warrants exercised were issued in 2002 in connection with the issuance of convertible notes secured by a mortgage on our manufacturing facility in East Windsor, NJ. In exchange for the early exercise of these warrants, the Company agreed to reduce the conversion price of the convertible notes from $4.08 to $2.75 per share. The warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received $533,489 million in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

In March 2003, the Company issued a short-term promissory note for $500,000 to an accredited investor. This promissory note, which was due on May 4, 2003, bore interest at 15% per annum and provides for two-year warrants to purchase 50,000 shares of the Company's common stock, at an exercise price of $2.00 per share. The Note and warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received $500,000 in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

In April 2003, the Company issued a second short-term promissory note due June 9, 2003 for $250,000 to the same accredited investor indicated in the previous paragraph. The promissory note bears interest at 15% per annum. The note was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received $250,000 in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies

On April 21, 2003, the Company sold 800 shares of newly issued convertible preferred stock, with each preferred share convertible into approximately 6,375 shares of its common stock. Each preferred share in the offering had a purchase price of $10,000 and includes a warrant to purchase approximately 5,499 shares of the Company's common stock at a price of $1.4322 per share. The Company received $8 million in gross proceeds. At closing, $4 million of the proceeds were placed in escrow to fund any potential redemption by the purchasers to which they may be entitled if the results from the Company two pivotal Phase 3 studies for Alprox-TD are not determined to be satisfactory by June 16, 2003. If such results are not satisfactory, the purchasers will have the option until June 27, 2003, to redeem up to one-half of their preferred stock (with the concurrent cancellation of up to one-half of their warrants) utilizing the funds held in escrow. The preferred stock and warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The proceeds have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1       Amended and Restated By-laws of the Company

4.1 Certificate of Designation of the Company's Series B 8% Cumulative Convertible Preferred Stock

4.2       Form of Warrant dated April 21, 2003

10.1 Preferred Stock and Warrant Purchase Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Purchase Agreement

10.2 Investor Rights Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Acting Chief Financial Officer

(b)  REPORTS ON FORM 8-K

     We filed a form 8-K on February 6, 2003 in connection with the warrant exercise by the note holders of the Convertible Notes.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEXMED, INC.



Date: May 14, 2003                        /s/ Vivian H. Liu
                                          -----------------------------------
                                          Vivian H. Liu
                                          Vice President, Acting Chief Financial
                                          Officer and Secretary

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


Date: May 14, 2003

                                                  /s/ Y. Joseph Mo
                                                  ------------------------------
                                                  Y. Joseph Mo
                                                  Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Vivian H. Liu, Acting Chief Financial Officer of NexMed, Inc., certify that:

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

Date: May 14, 2003

                                                  /s/ Vivian H. Liu
                                                  ------------------------------
                                                  Vivian H. Liu
                                                  Acting Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

3.1      Amended and Restated By-laws of the Company

4.1 Certificate of Designation of the Company's Series B 8% Cumulative Convertible Preferred Stock

4.2      Form of Warrant dated April 21, 2003

10.1 Preferred Stock and Warrant Purchase Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Purchase Agreement

10.2 Investor Rights Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         - Chief Executive Officer

99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         - Acting Chief Financial Officer