Form 10-Q
period 2003-06-30
NEXMED INC
filed 2003-08-12
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.


                         Commission file number 0-22245

                                  NEXMED, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  Nevada                                        87-0449967
-----------------------------------------------------    -----------------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)


                 350 Corporate Boulevard, Robbinsville, NJ 08691
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 208-9688
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes  [ ]   No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 8, 2003, 33,785,323 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents


                                                                                                          Page
Part I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at June 30, 2003 and
                  December 31, 2002 ....................................................................... 3

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months and
                  Six Months Ended June 30, 2003 and June 30, 2002......................................... 4

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2003 and June 30, 2002...........................................................5

                  Notes to Condensed Consolidated Unaudited Financial Statements............................6

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....13

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................22

        Item 4.   Controls and Procedures..................................................................22

Part II. OTHER INFORMATION

        Item 1.   Legal Proceedings........................................................................22

        Item 2.   Changes in Securities and Use of Proceeds................................................22

        Item 4.   Submission to a Vote of Security Holders.................................................23

        Item 6.   Exhibits and Reports on Form 8-K.........................................................23

Signature..................................................................................................25

Exhibit Index..............................................................................................26



                                  NexMed, Inc.
               Condensed Consolidated Balance Sheets (Unaudited)



                                                                 June 30,       December 31,
                                                                   2002            2003
                                                               ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                   $  1,545,692    $  1,035,149
   Marketable Securities                                               --           539,795
   Notes Receivable, current                                        169,126         198,348
   Prepaid expenses and other assets, net                           563,369         498,042
                                                               ------------    ------------
      Total current assets                                        2,278,187       2,271,334

Fixed assets, net                                                11,090,118      11,507,564
Debt Issuance cost                                                  259,965         312,888
Notes Receivable                                                       --            48,341
                                                               ------------    ------------
      Total assets                                             $ 13,628,270    $ 14,140,127
                                                               ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                       $  2,050,193    $  4,874,441
   Capital lease obligation - current portion                       638,554         609,676
                                                               ------------    ------------
      Total current liabilities                                   2,688,747       5,484,117
                                                               ------------    ------------

Long Term liabilities:
   Convertible note payable, net of discount of
   $2,116,848 and $669,693                                        2,383,152       4,330,307
   Capital lease obligation                                         775,546       1,102,211
                                                               ------------    ------------
      Total Liabilities                                           5,847,445      10,916,635
                                                               ------------    ------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, 775 and none issued
     and outstanding, respectively                                        1            --
   Common stock, $.001 par value, 80,000,000
     shares authorized, 30,030,537 and 28,293,719 issued
     and outstanding, respectively                                   30,030          28,294
Additional paid-in capital                                       83,187,661      71,381,751
Accumulated deficit                                             (75,412,543)    (67,987,969)
Deferred compensation                                               (28,050)        (97,562)
Unrealized loss on marketable securities                               --          (101,157)
Cumulative translation adjustments                                    3,726             135
                                                               ------------    ------------
      Total stockholders' equity                                  7,780,825       3,223,492
                                                               ------------    ------------
      Total liabilities and stockholders' equity               $ 13,628,270    $ 14,140,127
                                                               ============    ============

      See notes to unaudited condensed consolidated financial statements.

                                  NexMed, Inc.
                 Condensed Consolidated Statement of Operations
                      and Comprehensive Income (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS
                                                                                 JUNE 30,                    ENDED JUNE 30,
                                                                      ----------------------------    -----------------------------
                                                                          2003            2002           2003              2002
                                                                      ------------    ------------    ------------    -------------
Revenue
   Product sales and royalties                                        $      2,684    $     66,844    $        971    $     21,563
                                                                      ------------    ------------    ------------    ------------
      Total revenues                                                         2,684          66,844             971          21,563
                                                                      ------------    ------------    ------------    ------------
Operating expenses
   Cost of product sales                                                      --            27,033            --             7,965
   General and administrative                                            2,543,117       2,954,742       1,308,071       1,540,013
   Research and development                                              3,961,932       9,646,814       2,106,598       5,398,227
                                                                      ------------    ------------    ------------    ------------
      Total operating expenses                                           6,505,049      12,628,589       3,414,669       6,946,205
                                                                      ------------    ------------    ------------    ------------
Loss from operations                                                    (6,502,365)    (12,561,745)     (3,413,698)     (6,924,642)

Other Income (expense)
   Interest income (expense), net                                         (812,235)         23,069        (559,110)        (17,464)
   Other income (expense)                                                 (109,974)         18,725            (439)          1,003
                                                                      ------------    ------------    ------------    ------------
      Total Other income (expense)                                        (922,209)         41,794        (559,549)        (16,461)
                                                                      ------------    ------------    ------------    ------------
   Net loss                                                            ($7,424,574)   ($12,519,951)    ($3,973,247)    ($6,941,103)
                                                                      ------------    ------------    ------------    ------------
   Deemed dividend to preferred shareholders
    from beneficial conversion feature                                  (2,942,656)           --        (2,942,656)           --
   Preferred dividend                                                     (121,841)           --          (121,841)           --
                                                                      ------------    ------------    ------------    ------------
   Net loss applicable to common stock                                ($10,489,071)   ($12,519,951)    ($7,037,744)   ($6,941,103)
                                                                      ------------    ------------    ------------    ------------
Other comprehensive income
   Foreign currency translation adjustments                                  3,591            (350)             82             (54)
   Unrealized loss on available-for-sale securities                           --           (54,177)           --           (35,626)
                                                                      ------------    ------------    ------------    ------------
      Total other comprehensive income                                       3,591         (54,527)             82         (35,680)
                                                                      ------------    ------------    ------------    ------------
   Comprehensive Loss                                                 ($ 7,420,983)   ($12,574,478)   ($ 3,973,165)   ($ 6,976,783)
                                                                      ============    ============    ============    ============


Basic and diluted loss per common share                               $      (0.36)   $      (0.49)   $      (0.24)   $      (0.27)
                                                                      ------------    ------------    ------------    ------------
Weighted average common shares outstanding
  used for basic and diluted loss per share                             29,142,836      25,586,617      29,674,173      25,630,815
                                                                      ------------    ------------    ------------    ------------


       See notes to unaudited condensed consolidated financial statements

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
Cash flows from operating activities
   Net loss                                                           $ (7,424,574)   $(12,519,951)
   Adjustments to reconcile net loss to net cash from operating activities
      Depreciation and amortization                                        608,906         362,825
      Non-cash interest, amortization of debt discount and
       deferred financing costs                                            831,542          12,336
      Non-cash insurance expense                                             3,501            --
      Non-cash compensation expense                                        267,080          38,598
      Net loss on sale of marketable securities                             94,824            --
      Loss on disposal of assets                                            30,150            --
      (Increase)/decrease in prepaid expenses and other assets             (65,327)        157,205
      (Decrease)/Increase in account payable
        and accrued expenses                                            (2,946,089)       (165,399)
                                                                      ------------    ------------
         Net cash used in operating activities                          (8,599,987)    (12,114,386)
                                                                      ------------    ------------

Cash flow from investing activities
   Proceeds (issuance of) from notes receivable                             77,563        (284,609)
   Capital expenditures                                                   (221,229)     (2,770,414)
   Purchase of marketable securities                                          --        (1,210,446)
   Purchase of certificates of deposit                                        --          (384,000)
   Sales of marketable securities                                          545,200       2,338,725
   Sales of certificates of deposit                                           --         3,272,000
                                                                      ------------    ------------
      Net cash provided by (used in) investing activities                  401,534         961,256
                                                                      ------------    ------------
Cash flow from financing activities
   Issuance of common stock, net of offering
     costs                                                                 956,569       5,113,777
   Issuance of preferred stock, net of offering
     costs                                                               7,446,623            --
   Issuance of mortgage and notes payable                                1,550,000       4,696,399
   Repayments of notes payable                                            (950,000)           --
   Repayment of capital lease obligations                                 (297,787)       (140,256)
                                                                      ------------    ------------
      Net cash from financing activities                                 8,705,405       9,669,920
                                                                      ------------    ------------
Net increase (decrease) in cash                                            506,952      (1,483,210)

Effect of foreign exchange on cash                                           3,591            (350)
                                                                      ------------    ------------

Cash, beginning of period                                             $  1,035,149    $ 12,913,803
                                                                      ------------    ------------
Cash, end of period                                                   $  1,545,692    $ 11,430,243
                                                                      ============    ============


See notes to unaudited condensed consolidated financial statements

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has an accumulated deficit of $75,412,543 at June 30, 2003 and while it expects that Alprox-TD(R) clinical development expenses for the year 2003 will be significantly less than 2002 due to the completion of the two Phase 3 pivotal studies for Alprox-TD(R) in 2002, the Company still expects to incur additional losses in 2003. If the Company is successful in entering into partnering agreements for some of its products under development using the NexACT(R) technology, it anticipates that it will receive milestone payments, which may offset some of its research and development expenses. As a result, the Company expects operating losses in 2003 to be lower than those incurred in 2002. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:



                                                              FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                                 2003           2002              2003           2002
Net loss applicable to common stock                         $(10,489,071)   $12,519,951)     ($7,037,744)   $(6,941,103)
Add: Stock-based compensation expense included
     in reported net loss                                        267,080          38,598         142,483          13,489
Deduct: Total stock-based compensation expense determined
        under fair-value based method for all awards          (1,130,078)     (1,158,711)       (581,414)       (585,084)
                                                            ------------    ------------    ------------    ------------
Proforma net loss applicable to common stock                $(11,352,069)   $(13,640,064)   $ (7,476,675)   $ (7,512,698)
                                                            ============    ============    ============    ============
Basic and diluted loss per common share:
As reported                                                 $      (0.36)   $      (0.49)   $      (0.24)   $      (0.27)
                                                            ------------    ------------    ------------    ------------
Proforma                                                    $      (0.39)   $      (0.53)   $      (0.25)   $      (0.29)
                                                            ============    ============    ============    ============

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model in 2003 and 2002:

                      Dividend yield                     0.00%
                      Risk-free yields       1.35%   -   3.00%
                      Expected volatility                 100%
                      Option terms                1 - 10 years


3.       LOSS PER SHARE

At June 30, 2003 and 2002, respectively, options to acquire 5,083,905 and 4,081,300 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 7,236,629 and 1,225,490 shares of common stock and warrants to acquire 6,568,858 and 3,390,399 shares of common stock with exercise prices ranging from $1.00 to $14.85 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.


4.       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. The consolidation requirements for VIEs created after January 31, 2003 are effective immediately and consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of this Interpretation did not have any impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's ongoing results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies, FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to FAS 150 by reporting the cumulative effect of a change in an accounting principle. FAS 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

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

On February 4, 2003 the terms of the convertible notes were amended. In order to induce the warrant holders to exercise all of their outstanding warrants in full, the Company agreed to reduce the warrant exercise price to $1.37 (originally $4.08) per share. In addition, the Company also agreed to reduce the conversion price of the Note to $2.75 from $4.08 per share. Pursuant to the amendment, all of the warrants were exercised on February 4, 2003 and the Company received cash proceeds of $533,489 from such exercise. Pursuant to the original terms of the Note, the conversion price was further reduced to $2.71 as a result of the March 2003 private placement. As a result of the February 2003 amendments and the Company's sale of securities in March 2003, the Company recorded a deemed dividend to the warrant holders of $89,564, representing the incremental fair value of the warrant as a result of reducing the exercise price, and recorded an additional discount on the note of $1,305,148 reflecting the changes to the conversion price. The latter is being amortized to interest expense over the remaining term of the Note.

As a result of the April and July 2003 placements, the conversion price of the Note has been further reduced to $1.96 and the Company recorded an additional discount of approximately $1,585,000, which is being amortized to interest expense over the remaining term of the Note.

In April 2003, pursuant to the terms of the Note, the Company issued 102,179 shares of its common stock as payment of $124,658 in interest on the Note.

For the six months ended June 30, 2003, the Company recorded amortization of $567,355 and $52,923 of the debt discount and closing costs respectively.

On June 17, 2003, $500,000 of the convertible note was converted to common stock at the conversion price of $2.41. On June 30, 2003, the principal balance remaining on the note was $4,500,000. Furthermore, on July 14, 2003 an additional $650,000 of the convertible note was converted to common stock at the conversion price of $1.96. On August 8, 2003, the principal balance remaining on the Note was $3,850,000.

In January and February 2003, the Company issued two short-term promissory notes, which totaled $600,000, to one accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the noteholder's option into the Company's securities at such time as it closed a private placement of its securities. On March 21, 2003, the Company closed a private placement of its shares of common stock at $1.50 per share and the noteholder elected to convert the outstanding $600,000 in principal and $14,064 in interest due into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock.

In March 2003, the Company issued a short-term promissory note due May 4, 2003 for $500,000 to an accredited investor. This promissory note bore interest at 15% per annum and provided for two-year warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share. The Company has valued the warrants using the Black-Scholes pricing model assuming a risk free interest rate of 1.35%, dividend yield of 0% and expected volatility of 100% and allocated $42,000 of the proceeds from the note, based upon the relative fair value of the note and the warrants, to the warrants and has recorded such amount as discount on the note. Pursuant to the terms of the Note, the due date of the Note was extended one month on May 4, 2003 to June 4, 2003 at an increased interest rate of 18%. On May 9, 2003, the Company repaid $250,000 of the promissory note and the remaining balance due of $250,000 was repaid on June 17, 2003.

In April 2003 and June 2003, the Company issued two short-term promissory notes due June 9, 2003 for $250,000 and $200,000 to an accredited investor. The promissory notes bore interest at 15% per annum. The principal of both notes was repaid on June 17, 2003.

7.       CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. As of December 31, 2001, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of June 30, 2003, there was an outstanding balance due GE of $569,910 under this facility, which is payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provides for the financing of up to $3 million of equipment. During 2002, the Company accessed $1,111,427 of the credit line. As of June 30, 2003, there was an outstanding balance due GE of $844,190 under the January 2002 facility, which is payable in 42 monthly installments from date of take-down. This credit facility expired on December 31, 2002.

In July 2003, GE approved a new credit line, which provides for the financing of up to $1.85 million of equipment. The credit line is payable in 36 monthly installments from the date of take down. The credit facility expires in July 2004. No amounts have been drawn under this new credit line.

8        SALE OF PREFERRED STOCK

On April 22, 2003, the Company closed a private placement of its securities and raised $8 million in gross proceeds. The Company sold 800 shares of newly issued Series B convertible preferred stock at a per share price of $10,000. The Series B Preferred pays annual cumulative dividends of 8%. The preferred shareholders have the same voting rights and powers as common shareholders and can convert their preferred shares to common stock at any time. Each preferred share is initially convertible into approximately 6,375 shares of its common stock (or an aggregate of 5,100,089 shares of common stock) and included a warrant to purchase approximately 5,499 shares of the Company's common stock at a price of $1.43 per share. The Company has valued the warrants using the Black-Scholes pricing model and allocated $3,037,518 of the proceeds from the preferred offering, based upon the relative fair value of the Preferred shares and the Warrants, to the Warrants. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $1.43 per share; fair value of the Company's common stock on date of issuance of $1.55 per share; volatility of 100%; term of four years and a risk-free interest rate of 2.79%.

The allocated value of the convertible preferred stock contained a beneficial conversion feature calculated based upon the difference between the effective conversion price of the proceeds allocated to the convertible preferred stock, and the fair market value of the common stock on the date of issuance. The Company recorded a deemed dividend to the preferred shareholders of $2,942,656 representing the value of the beneficial conversion feature of the preferred stock.

On July,1 ,2003, pursuant to the terms of the preferred stock, the Company issued 34,946 shares of its common stock as payment of a dividend of $121,841 which was included in outstanding payables at June 30, 2003.

At closing, $4 million of the proceeds were placed in escrow to fund any potential redemption by the purchasers to which they may be entitled if the results from our two pivotal Phase 3 studies for Alprox-TD were not determined to be satisfactory by June 16, 2003. On June 12, 2003, the Company announced satisfactory clinical results and the $4 million in escrow was released to the Company. In June 2003, 25 shares of preferred stock were converted into common stock at the option of the shareholders. As of June 30, 2003, 775 shares of the preferred stock remained outstanding.

In July 2003, 20 shares of the preferred stock were converted to common stock at the option of the shareholders. The Certificate of Designation of the preferred stock provided that the preferred stock would be automatically converted if the twenty trading day average closing bid price of the Company's common stock exceeded 250% of the conversion price of the preferred stock for twenty consecutive trading days. As a result, on August 1, the remaining 755 shares of preferred stock and accrued dividends thereon were converted into 4,846,968 shares of common stock.

9.       RELATED PARTY TRANSACTIONS

In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The amount of $115,725 remained outstanding as of June 30, 2003. The advance is evidenced by a promissory note, which bears interest at 5% per annum and was due on November 15, 2002. The note was not paid in full by November 15, 2002 and is currently in default. According to the terms of the note, upon default the interest rate increased to 15% per annum. Interest due on the promissory note at the default rate of 15% has been paid on a timely basis. The note receivable is included in the Condensed Consolidated Balance Sheet under "Prepaid Expenses and Other Assets".

10.      SUBSEQUENT EVENTS

On July 2, 2003, the Company closed a private placement of its common stock at $3.60 per share. Pursuant to the agreement, the Company issued a total of 2,916,669 shares and 1,020,832 four-year warrants to purchase the Company's common stock at $5.04 per share to twelve accredited investors. One third of the warrants will be callable by the company if the market price of the Company's common stock closes above $10.00 for seven consecutive trading days. The Company received $10.5 million in gross proceeds.


In August 2003, we entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma. NM 20138 incorporates an off-patent anti-asthmatic drug compound and the NexACT(R) technology. Pursuant to the terms of the agreement, we have received a modest signing payment and will receive additional payments based on the achievement of certain R&D milestones. We have also retained the rights to manufacture and commercialize the new product worldwide except in Japan.

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

       We are focusing our application of the NexACT(R) technology to Alprox-TD(R) cream for the treatment of male erectile dysfunction ("ED"). We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems, and are in various stages of developing new topical treatments for female sexual arousal disorder ("FSAD"), nail fungus, premature ejaculation, urinary incontinence, wound healing, and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

       Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild, moderate or severe ED. Our clinical studies have demonstrated that NexACT(R) enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD(R), which tested over 1,400 patients at 82 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. On June 12, 2003 we announced positive results from our two pivotal Phase 3 studies, with data indicating that the three dose levels of Alprox-TD(R) tested were effective over placebo in each study and in the combined analysis of the two studies. The side effects reported were mostly mild to moderate, localized and transient.

       We are currently engaged in discussions with several pharmaceutical companies regarding a strategic marketing partnership for the Alprox-TD(R) cream. We have accepted a term sheet offer from one of the potential partners and have entered into contract negotiations. We anticipate that we will receive significant milestone payments if we successfully enter into this agreement. However, all such offers are subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

       The timeframe for us to complete our open-label study for Alprox-TD(R) depends on when and if we finalize a partnering agreement for Alprox-TD(R). We had initiated the open-label study for Alprox-TD in March 2002, in order to confirm the safety of Alprox-TD(R) on a longer-term basis. However, in November 2002, we halted the open-label study of Alprox-TD(R) due to FDA concerns about results of our 26-week transgenic mice study. In January 2003, we met with the FDA and successfully addressed their issues regarding the results of the transgenic mice study and in February 2003, we were cleared by the FDA to continue with the open-label study of Alprox-TD(R). It remains to be determined by the FDA if any data from the halted study can be used for our filing of the New Drug Application ("NDA") for Alprox-TD(R). Assuming that we do not include the data from the halted study and that we have financing to initiate a new open-label study during the fourth quarter of 2003, we anticipate that we will file the NDA during the second half of 2004. We have previously been informed by the FDA that completion of the open-label study is not a prerequisite for our NDA submission provided that the results of the open-label study are filed within four months after NDA submission; however, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

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

       We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems. The most advanced of these products is Femprox(R), which is an alprostadil-based cream product intended for the treatment of FSAD. We have completed one Phase 2 study for Femprox(R) and intend to continue with its U.S. clinical development pending the availability of a partnering agreement.

       We are also working with various pharmaceutical companies to explore the introduction of NexACT(R) into their existing drugs as a means of developing new patient-friendly topical products and extending patent lifespans. In August 2002, we entered into a research and development agreement with a major Japanese pharmaceutical company. Pursuant to the terms of this agreement, we will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(R) technology. We received an upfront payment of 10 million Japanese Yen (approximately $90,000) with periodic payments of up to 40 million Japanese Yen (approximately $360,000), to be made based on the achievement of certain development milestones. We will also retain the right to manufacture and commercialize the new product worldwide except in Japan. In August 2003, we entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma. NM 20138 incorporates an off-patent anti-asthmatic drug compound and the NexACT(R) technology. Pursuant to the terms of the agreement, we have received a modest signing payment and will receive additional payments based on the achievement of certain R&D milestones. We have also retained the rights to manufacture and commercialize the new product worldwide except in Japan.

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

       The following table identifies our nine U.S. patents issued for NexACT(R) technology and/or our NexACT-based products under development, and the year of expiration for each patent:

Patent Name                                                                          Expiration Date
-----------                                                                          ---------------
Topical Compositions Containing Prostaglandin E(1)                                         2019
Prostaglandin Composition and Methods of Treatment of Male ED                              2020
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction               2017
Topical Compositions for PGE1 Delivery                                                     2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery                     2017
Biodegradable Absorption Enhancers                                                         2009
Biodegradable Absorption Enhancers                                                         2008
Medicament Dispenser                                                                       2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)                                        2019


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

Comparison of Results of Operations Between the Six Months Ended June 30 of 2003 and of 2002.

       Revenues. We recorded $2,684 in revenue during the first six months of 2003 as compared to $66,844 during the same period in 2002. The 2003 revenues consists of royalties on sales received from our Asian licensee. We received only royalty revenue in the first half of 2003 as compared to 2002 when we received royalty revenue and revenue from sales of manufacturing supplies to our Asian licensee. The sales and royalty revenue decreased in 2003 because of the local economic conditions and our Asian licensee being in the process of changing distributors.

       Cost of Products Sold. Our cost of products sold was nil during the first six months of 2003 and $27,033 during the same period in 2002. Our Asian licensee had sufficient inventory of the manufacturing supplies during the first half of 2003 and so, made no purchases from us.

       Research and Development Expenses. Our research and development expenses for the first six months of 2003 and 2002 were $3,961,932 and $9,646,814, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) in the first six months of 2003 were $1,820,054 and $22,467, respectively with the balance attributable to NexACT(R) technology based products and general overhead allocated to research and development, as compared to $6,745,151 and $488,322, respectively during the same period in 2002. The decrease is attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in December 2002 and the reduction in expenditures and non-essential personnel implemented in November 2002. In 2003, we expect that total research and development spending will significantly decrease with the completion of the two Phase 3 pivotal studies for Alprox-TD(R). We anticipate increasing our efforts and resources on the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

        General and Administrative Expenses. Our general and administrative expenses were $2,543,117 during the first six months of 2003 as compared to $2,954,742 during the same period in 2002. The decrease is largely attributable to our cash conservation program implemented in November 2002. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. We expect that total general and administrative spending for 2003 will decrease as compared to 2002 with the reduction in expenditures and non-essential personnel.

       Interest Income/Expense. We had interest expense of $812,235 during the first six months of 2003, as compared to interest income of $23,069 during the same period in 2002. The significant increase in interest expense is a result of a reduction in our cash position, lower interest rates in the current period, and an increase in interest expense, including amortization of note discounts, due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

       Net Loss. The net loss was $7,424,574 for the first six months of 2003, as compared to a loss of $12,519,951 for the same period in 2002. The decrease in net loss is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

       Net Loss applicable to Common Stock. The net loss applicable to common stock was $10,489,071 or $.36 per share for the first six months of 2003, as compared to $12,519,951 or $.49 per share for the same period in 2002. The decrease in net loss applicable to common stock is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002. The decrease resulting from the decrease in operating expenses was partially offset by the deemed dividend related to the beneficial conversion feature of the preferred stock as discussed in Note 8 of the condensed consolidated financial statements..


Comparison of Results of Operations Between the Three Months Ended June 30 of 2003 and of 2002.

       Revenues. We recorded $971 in revenue during the second quarter of 2003 as compared to $21,563 during the same period in 2002. The 2003 revenues consist of royalties on sales received from our Asian licensee. We received only royalty revenue in the first half of 2003 as compared to 2002 when we received royalty revenue and revenue from sales of manufacturing supplies to our Asian licensee. The sales and royalty revenue decreased in 2003 because of the local economic conditions and our Asian licensee being in the process of changing distributors.

       Cost of Products Sold. Our cost of products sold was nil during the second quarter of 2003 and $7,965 during the same period in 2002. Our Asian licensee had sufficient inventory of the manufacturing supplies during the first half of 2003 and so, made no purchases from us.

       Research and Development Expenses. Our research and development expenses for the second quarter of 2003 and 2002 were $2,106,598 and $5,398,227, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) in the second quarter of 2003 were $1,078,003 and $4,235, respectively with the balance attributable to NexACT(R) technology based products and general overhead allocated to research and development, as compared to $3,892,417 and $314,228, respectively during the same period in 2002. The decrease is attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and the reduction in expenditures and non-essential personnel implemented in November 2002. In 2003, we expect that total research and development spending will decrease significantly with the completion of the two Phase 3 pivotal studies for Alprox-TD(R). We anticipate increasing our efforts and resources on the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

        General and Administrative Expenses. Our general and administrative expenses were $1,308,071 during the second quarter of 2003 as compared to $1,540,013 during the same period in 2002. The decrease is largely attributable to our cash conservation program implemented in November 2002. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. We expect that total general and administrative spending for 2003 will decrease as compared to 2002 with the reduction in expenditures and non-essential personnel as discussed in Liquidity and Capital Resources.

       Interest Income/Expense. We had interest expense of $559,110 during the second quarter of 2003, as compared to interest expense of $17,464 during the same period in 2002. The increase in interest expense is a result of a reduction in our cash position, lower interest rates in the current period, and an increase in interest expense, including amortization of note discounts, due to borrowings under our GE Capital facility and the convertible notes issued in June 2002.

       Net Loss. The net loss was $3,973,247 for the second quarter of 2003, as compared to a loss of $6,941,103 for the same period in 2002. The significant decrease in net loss is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

       Net Loss applicable to Common Stock. The net loss applicable to common stock was $7,037,744 or $.24 per share for the second quarter of 2003, as compared to $6,941,103 or $.27 per share for the same period in 2002. The increase in net loss applicable to common stock is primarily attributable to the deemed dividend related to the beneficial conversion feature of the preferred stock as discussed in Note 8 of the condensed consolidated financial statements which almost fully offset the decrease in operating expenses as a result of the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

Liquidity and Capital Resources.

       We have experienced net losses and negative cash flow from operations each year since our inception. Through June 30, 2003, we had an accumulated deficit of $75,412,543. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods. At June 30, 2003, we had cash and cash equivalents of $1,545,692 as compared to $1,035,149 at December 31, 2002.

       As a result of our losses to date, working capital deficiency and accumulated deficit, there is doubt as to our ability to continue as a going concern for a reasonable period of time, and, accordingly, our independent accountants have modified their report on our December 31, 2002 Consolidated Financial Statements included in our annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations.

       On April 22, 2003, we closed a private placement of our securities and raised $8 million in gross proceeds. We sold 800 shares of newly issued convertible preferred stock, with each preferred share initially convertible into approximately 6,375 shares of its common stock (or an aggregate of 5,100,089 shares of common stock). Each preferred share had a purchase price of $10,000 and included a warrant to purchase approximately 5,499 shares of our common stock at a price of $1.43 per share. At closing, $4 million of the proceeds were placed in escrow to fund any potential redemption by the purchasers to which they may be entitled if the results from our two pivotal Phase 3 studies for Alprox-TD(R) were not determined to be satisfactory by June 16, 2003. On June 12, 2003, we announced satisfactory results for Alprox-TD(R), and the $4 million held in escrow was released to us. On August 1, the remaining 755 shares of preferred stock and accrued dividends thereon were converted into 4,846,968 shares of common stock pursuant to the terms of the Certificate of designation of the preferred stock.

       On July 2, 2003, we closed a private placement of our common stock at $3.60 per share. Pursuant to the agreement, we issued a total of 2,916,669 shares and 1,020,832 four-year warrants to purchase our common stock at $5.04 per share to twelve accredited investors. One third of the warrants will be callable by us if the market price of our common stock closes above $10.00 for seven consecutive trading days. We received $10.5 million in gross proceeds.

       As of August 8 2003, we had approximately $11,000,000 of cash and our average monthly "burn rate" is approximately $750,000 per month. We anticipate that our monthly expenses will increase with the preparation for the NDA filing for Alprox-TD(R). However, we hope to enter into a partnering agreement for Alprox-TD(R) before expenses, including the cost for the open label study for Alprox-TD(R), will escalate significantly.

       We are currently engaged in discussions with several pharmaceutical companies regarding a strategic marketing partnership for the Alprox-TD(R) cream. We have accepted a term sheet offer from one of the potential partners and have entered into contract negotiations. We anticipate that we will receive significant milestone payments if we successfully enter into this agreement. However, all such offers are subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

       To date, we have spent approximately $62.4 million on the Alprox-TD(R) development program, and anticipate that through NDA submission during the second half of 2004, we will require an additional $15 million, approximately. Assuming we are successful in negotiating an agreement as discussed above, we anticipate that the significant milestone payments which we will receive upon signing the agreement will pay for our general overhead expenses and most, if not all, of the remaining projected expenses for Alprox-TD(R). If we are not able to enter into a licensing agreement for Alprox-TD(R) on a timely basis, the timeframe for our NDA filing will be delayed. Since we cannot predict the actions of the FDA, the level of other research and development activities we may be engaged in, and our ability to enter into partnering agreements, we cannot accurately predict the expenditure required for the period between NDA submission of Alprox-TD(R) and its commercialization.

       We have spent approximately $9.3 million in total for the land, building, equipment and GMP (Good Manufacturing Practices as defined by the FDA) development related to our East Windsor manufacturing facility and estimate that we will spend an additional $500,000 prior to completion of GMP compliance development for the facility. To date, we have spent $7.5 million on Femprox(R) and other NexACT(R)-based development programs. We intend to initiate additional research and development activities for these products pending the availability of financing or through partnering arrangements.

       In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of equipment
(i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. The credit line expired in March 2002, and as of June 30, 2003, there was an outstanding balance due GE of $569,910 under this facility, payable in monthly installments through various dates in 2004. In January 2002, GE approved a second credit line, which provides for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, we accessed $1,111,427 of the credit line. As of June 30, 2003, there was an outstanding balance due GE of $844,190 under the January 2002 facility, which is payable in monthly installments through various dates in 2005. In July 2003, GE approved a new line of credit for $1.85 million, which is payable in 36 monthly installments from date of take-down. We have not yet drawn on this new line, but intend to utilize this line of credit for new equipment for our manufacturing and laboratory facilities.

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


ITEM 4.    CONTROLS AND PROCEDURES


 The Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been two complaints filed against the Company by former employees who were laid off in November 2002.

The first was filed with the Superior court of New Jersey on March 22, 2003 by five employees against the Company, Y. Joseph Mo, and Administaff (the co-employer who provides the Company's benefits), claiming their termination was due to age discrimination and seeking unspecified damages. This complaint is covered by a labor insurance policy the Company maintains through Administaff and the insurance company has appointed counsel.

The second was filed with the Superior court of New Jersey on April 1, 2003 by one of the above five employees against the Company for an unspecified bonus amount that he believes he should have received for completing the construction of the Company's East Windsor facility. The Company has engaged counsel to defend its position.


ITEM 2.  Changes in Securities and Use of Proceeds.

In June 2003, the Company issued a short-term promissory note for $200,000 to an accredited investor. The promissory note, which was due on July 2, 2003 bore interest at 15% per annum and was repaid on June 17, 2003. The note was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The Company received $200,000 in gross proceeds which was used to fund general corporate overhead expenses.

On July 2, 2003, the Company closed a private placement of its common stock at $3.60 per share. Pursuant to the agreement, the Company issued a total of 2,916,669 shares and four-year warrants to purchase 1,020,832 shares of its common stock at $5.04 per share to twelve accredited investors. One third of the warrants will be callable by the Company if the market price of its common stock closes above $10.00 for seven consecutive trading days. The common stock and warrants were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The Company received $10.5 million in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

ITEM 4.  Submission to a Vote of Security Holders

These are the results of voting by stockholders present or represented by proxy at our annual meeting on June 16, 2003:

Item 1. Election of Directors. The stockholders elected Martin R. Wade, III, and Richard J. Berman and Arthur D. Emil to serve as Class I (Wade) and Class II (Berman and Emil) directors, until the year, 2004 and 2006, respectively or until their successors are elected:

Name of Director                 Votes For                 Votes Withheld
----------------                 ---------                 --------------
Richard J. Berman                24,470,360                    267,205
Arthur D. Emil                   24,469,710                    267,855
Martin R. Wade, III              24,474,160                    263,405

Item 2. Ratification of Selection of Independent Accountants. The stockholders ratified the Board's selection of PricewaterhouseCoopers LLP as our independent accountants for fiscal year 2003. There were 24,464,354 votes for ratification; 38,456 votes against; 234,755 votes abstaining; and no broker non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Letter Agreement dated July 12, 2003, between NexMed, Inc. and General Electric Capital Corporation

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) We filed a form 8-K on June 2, 2003 in connection with an opinion by the Company's Nevada counsel regarding the validity of the Company's common stock being registered pursuant to a registration statement.

         We filed a Form 8-K on June 12, 2003, in connection with the announcement of positive top-line results from our two pivotal Phase 3 studies of Alprox-TD(R) cream treatment for erectile dysfunction and the release to the Company of funds held in escrow in connection with our April 2003 offering of preferred stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NEXMED, INC.


Date:    August 12, 2003                 /s/ Vivian H. Liu
     ----------------------              -----------------
                                         Vivian H. Liu
                                         Vice President, Acting Chief Financial
                                         Officer and Secretary

                                  Exhibit Index

10.1 Letter Agreement dated July 12 2003, between NexMed, Inc. and General Electric Capital Corporation

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.