Form 10-Q
period 2003-09-30
NEXMED INC
filed 2003-11-12
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.


                         Commission file number 0-22245

                                  NEXMED, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Nevada                                        87-0449967
--------------------------------                     -----------------
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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Check whether the registrant an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]   No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 2003, 39,357,358 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

                                                                                                              Page
Part I. FINANCIAL INFORMATION................................................................................

        Item 1.   Financial Statements

                  Unaudited Condensed Consolidated Balance Sheet at September 30, 2003 and
                  December 31, 2002 ..........................................................................  1

                  Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine
                  Months Ended September 30, 2003 and September 30, 2002......................................  2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 2003 and September 30, 2002...................................................  3

                  Notes to Condensed Consolidated Unaudited Financial Statements..............................  4

        Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....... 11

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................. 19

        Item 4.   Controls and Procedures..................................................................... 20

Part II. OTHER INFORMATION....................................................................................

        Item 1.   Legal Proceedings........................................................................... 20

        Item 6.   Exhibits and Reports on Form 8-K............................................................ 20

Signature..................................................................................................... 22

Exhibit Index................................................................................................. 23

                                  NexMed, Inc.
               Condensed Consolidated Balance Sheets (Unaudited)

                                                                                September 30,   December 31,
                                                                                   2003            2002
                                                                                ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                                                     $  7,200,762    $  1,035,149
  Marketable Securities                                                            1,501,088         539,795
  Notes Receivable, current                                                          129,465         198,348
  Prepaid expenses and other assets, net                                             373,701         498,042
                                                                                ------------    ------------
     Total current assets                                                          9,205,016       2,271,334

Fixed assets, net                                                                 10,863,220      11,507,564
Debt Issuance cost                                                                   173,090         312,888
Notes Receivable                                                                        --            48,341
                                                                                ------------    ------------
     Total assets                                                               $ 20,241,326    $ 14,140,127
                                                                                ============    ============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                         $  1,161,057    $  4,874,441
  Capital lease obligation - current portion                                         781,274         609,676
                                                                                ------------    ------------
     Total current liabilities                                                     1,942,331       5,484,117
                                                                                ------------    ------------
Long Term liabilities:
  Convertible note payable, net of discount of $2,310,680 and $669,693             1,389,320       4,330,307
  Capital lease obligation                                                           869,245       1,102,211
                                                                                ------------    ------------
     Total Liabilities                                                             4,200,896      10,916,635
                                                                                ============    ============

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued
    and outstanding                                                                     --              --
  Common stock, $.001 par value, 80,000,000
    shares authorized, 38,617,980 and 28,293,719 issued
    and outstanding, respectively                                                     38,618          28,294
  Additional paid-in capital                                                      94,621,754      71,381,751
  Accumulated deficit                                                            (78,594,390)    (67,987,969)
  Deferred compensation                                                              (28,691)        (97,562)
  Accumulated Other Comprehensive income (loss)                                        3,139        (101,022)
                                                                                ------------    ------------
     Total stockholders' equity                                                   16,040,430       3,223,492
                                                                                ------------    ------------
     Total liabilities and stockholders' equity                                 $ 20,241,326    $ 14,140,127
                                                                                ============    ============

See notes to unaudited condensed consolidated financial statements.

                                  NexMed, Inc.
                 Condensed Consolidated Statement of Operations
                      and Comprehensive Income (Unaudited)

                                                         FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2003            2002            2003           2002
                                                     ------------    ------------    ------------    ------------
Revenue                                              $     64,552    $     78,175    $     67,236    $    145,019
                                                     ------------    ------------    ------------    ------------
Operating expenses
  Cost of product sales                                      --              --              --            27,033
  General and administrative                            1,225,359       1,238,262       3,768,476       4,193,004
  Research and development                              1,687,459       5,582,531       5,649,391      15,229,345
                                                     ------------    ------------    ------------    ------------
     Total operating expenses                           2,912,818       6,820,793       9,417,867      19,449,382
                                                     ------------    ------------    ------------    ------------
Loss from operations                                   (2,848,266)     (6,742,618)     (9,350,631)    (19,304,363)

Other Income (expense)
  Interest income (expense), net                         (333,579)       (122,591)     (1,145,814)        (99,522)
  Other income (expense)                                       (2)        (10,188)       (109,976)          8,537
                                                     ------------    ------------    ------------    ------------
     Total Other income (expense)                        (333,581)       (132,779)     (1,255,790)        (90,985)
                                                     ------------    ------------    ------------    ------------
  Net loss                                           ($ 3,181,847)   ($ 6,875,397)   ($10,606,421)   ($19,395,348)
                                                     ------------    ------------    ------------    ------------
  Deemed dividend to preferred shareholders
    from beneficial conversion feature                       --              --        (2,942,656)           --
  Preferred dividend                                      (53,347)           --          (175,188)           --
                                                     ------------    ------------    ------------    ------------
  Net loss applicable to common stock                ($ 3,235,194)   ($ 6,875,397)   ($13,724,265)   ($19,395,348)
                                                     ------------    ------------    ------------    ------------
Other comprehensive income
  Foreign currency translation adjustments                    (73)             96           3,518            (254)
  Unrealized loss on available-for-sale securities           (514)        (48,127)           (514)       (102,304)
                                                     ------------    ------------    ------------    ------------
     Total other comprehensive income                        (587)        (48,031)          3,004        (102,558)
                                                     ------------    ------------    ------------    ------------
  Comprehensive Loss                                 ($ 3,182,434)   ($ 6,923,428)   ($10,603,417)   ($19,497,906)
                                                     ============    ============    ============    ============
Basic and diluted loss per common share              $      (0.09)   $      (0.24)   $      (0.43)   $      (0.73)
                                                     ------------    ------------    ------------    ------------
Weighted average common shares outstanding
used for basic and diluted loss per share              36,745,058      28,245,979      31,704,757      26,472,909
                                                     ------------    ------------    ------------    ------------

See notes to unaudited condensed consolidated financial statements.

                                  NexMed, Inc.
           Condensed Consolidated Statement of Cash Flows (Unaudited)

                                                                            FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
Cash flows from operating activities
  Net loss                                                                  $(10,606,421)   $(19,395,348)
  Adjustments to reconcile net loss to net cash from operating activities
     Depreciation and amortization                                               930,330         599,412
     Non-cash interest, amortization of debt discount and
       deferred financing costs                                                1,148,371         100,285
     Non-cash compensation expense                                               339,147          78,767
     Net loss on sale of marketable securities                                    94,824            --
     Loss on disposal of assets                                                   30,150            --
     (Increase)/decrease in prepaid expenses and other assets                    118,841         377,572
     (Decrease)/Increase in account payable
       and accrued expenses                                                   (3,750,907)       (858,557)
                                                                            ------------    ------------
         Net cash used in operating activities                               (11,695,665)    (19,097,869)
                                                                            ------------    ------------
Cash flow from investing activities
  Proceeds (issuance of) from notes receivable                                   117,224        (284,609)
  Capital expenditures                                                          (317,056)     (3,629,179)
  Purchase of marketable securities                                           (1,501,602)     (1,227,769)
  Purchase of certificates of deposit                                               --          (384,000)
  Sales of marketable securities                                                 545,200       2,377,148
  Sales of certificates of deposit                                                  --         3,944,000
                                                                            ------------    ------------
         Net cash provided by (used in) investing activities                  (1,156,234)        795,591
                                                                            ------------    ------------

Cash flow from financing activities
  Issuance of common stock, net of offering costs                             11,078,738       5,750,371
  Issuance of preferred stock, net of offering costs                           7,396,623            --
  Cash from Capital Lease Sale                                                   413,643
  Issuance of mortgage and notes payable                                       1,550,000       4,696,399
  Repayments of notes payable                                                   (950,000)           --
  Repayment of capital lease obligations                                        (475,010)       (244,818)
                                                                            ------------    ------------
         Net cash from financing activities                                   19,013,994      10,201,952
                                                                            ------------    ------------

Net increase (decrease) in cash                                                6,162,095      (8,100,326)

Effect of foreign exchange on cash                                                 3,518            (254)
                                                                            ------------    ------------

Cash, beginning of period                                                   $  1,035,149    $ 12,913,803
                                                                            ------------    ------------

Cash, end of period                                                         $  7,200,762    $  4,813,223
                                                                            ============    ============

See notes to unaudited condensed consolidated financial statements.

                                  NEXMED, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The Company has an accumulated deficit of $78,594,390 at September 30, 2003 and while Alprox-TD(R) clinical development expenses for the year 2003 have been significantly less than in 2002 due to the completion of the two Phase 3 pivotal studies for Alprox-TD(R) in 2002, the Company still expects to incur additional losses in 2003. However, the Company expects operating losses in 2003 to be lower than those incurred in 2002. If the Company is successful in entering into partnering agreements for some of its products under development using the NexACT(R) technology, it anticipates that it will receive milestone payments, which may offset some of its research and development expenses. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

                                                             FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                2003            2002            2003            2002
                                                            ------------    ------------    ------------    ------------
Net loss applicable to common stock                         $ (3,235,194)   $ (6,875,397)   $(13,724,265)   $(19,395,348)
Add: Stock-based compensation expense included
     in reported net loss                                         72,067          40,169         339,147          78,767
Deduct: Total stock-based compensation expense determined
     under fair-value based method for all awards               (431,023)       (705,273)     (1,561,101)     (1,863,984)
                                                            ------------    ------------    ------------    ------------
Proforma net loss applicable to common stock                $ (3,594,150)   $ (7,540,501)   $(14,946,219)   $(21,180,565)
                                                            ============    ============    ============    ============
Basic and diluted loss per common share:
As reported                                                 $      (0.09)   $      (0.24)   $      (0.43)   $      (0.73)
Proforma                                                    $      (0.10)   $      (0.27)   $      (0.47)   $      (0.80)

3.   LOSS PER SHARE

At September 30, 2003 and 2002, respectively, options to acquire 4,850,117 and 4,103,200 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,887,755 and 1,225,490 shares of common stock and warrants to acquire 7,307,664 and 3,390,399 shares of common stock with exercise prices ranging from $1.00 to $5.04 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. FIN 46 must be applied to the first reporting period ending after December 15, 2003. We do not believe the adoption of this Interpretation will have any impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized in a bundled sales arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 did not have an impact upon initial adoption.

In May 2003, the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies (except for the indefinite deferral for certain mandatorily redeemable interests), FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

5.   NOTES RECEIVABLE

The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and is payable monthly through February 2004.

6.   NOTES PAYABLE

On June 11, 2002, the Company issued convertible notes (the "Notes") with a face value of $5 million to two purchasers. Outstanding principal and accrued interest on the Notes is payable on November 30, 2005 and is collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Notes were initially convertible into shares of the Company's common stock at a conversion price equal to $4.08 per share (1,225,490 shares). The terms of the Note provided that, if the Company were to issue shares of its common stock subsequent to September 30, 2002 at per share prices lower than the conversion price of the Notes, the conversion price may be adjusted lower. Interest accretes on the Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company has prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock (the

"Warrants") at an exercise price equal to the initial conversion price of the Notes and a term of five years from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model and allocated to the warrants $795,701 of the proceeds from the Note, based upon the relative fair value of the Notes and the Warrants, and has recorded such amount as discount on the Note. The discount is being amortized to interest expense over the term of the Note. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $4.08 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of five years and a risk-free interest rate of 3%.

On February 4, 2003 the terms of the Notes were amended. In order to induce the holders to exercise all of their outstanding warrants in full, the Company agreed to reduce the warrant exercise price to $1.37 (originally $4.08) per share. In addition, the Company also agreed to reduce the conversion price of the Notes to $2.75 from $4.08 per share. Pursuant to the amendment, all of the warrants were exercised on February 4, 2003 and the Company received cash proceeds of $533,489 from such exercise. Pursuant to the original terms of the Notes, the conversion price was further reduced to $2.71 as a result of the March 2003 private placement. As a result of the February 2003 amendments and the Company's sale of securities in March 2003, the Company recorded a deemed dividend to the warrant holders of $89,564, representing the incremental fair value of the warrant as a result of reducing the exercise price, and recorded an additional discount on the note of $1,305,148 reflecting the changes to the conversion price. The latter is being amortized to interest expense over the remaining term of the Notes.

As a result of the April and July 2003 placements, the conversion price of the Notes has been further reduced to $1.96 and the Company recorded an additional discount of $1,586,206, which is being amortized to interest expense over the remaining term of the Note.

In April and October 2003, respectively, pursuant to the terms of the Note, the Company issued 102,179 shares and 25,253 shares of its common stock as payment of an aggregate of $217,411 in interest on the Notes.

For the nine months ended September 30, 2003, the Company recorded amortization of $846,483 and $72,692 of the debt discount and closing costs on the Notes respectively.

On July 14 and September 18, 2003, respectively, an additional $650,000 and $150,000 of the Notes was converted to common stock at the conversion price of $1.96. On September 30, 2003, the principal balance remaining on the Notes was $3,700,000. In October and November 2003 an aggregate of $1,450,000 of the Notes was converted to common stock at the conversion price of $1.96. In connection with such conversions, one of the noteholders converted the full amount of its Note. In addition, on October 15, 2003, pursuant to the terms of the Notes, the Company issued a conversion notice to the other holder to convert $250,000 of its Note to common stock at a conversion price equal to the 10 day average market price prior to November 3, 2003 ($4.57). The holder subsequently issued a blocking notice pursuant to the terms of the Note which prevents the Company from issuing further conversion notices to the holder for one year. On November 12, 2003, the principal balance remaining on the Note was $2,000,000.

In January and February 2003, the Company issued two short-term promissory notes, for an aggregate principal amount of $600,000, to one accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the option of the noteholders into the Company's securities at such time as the Company closed a private placement of its securities. On March 21, 2003, the Company closed a private placement of its shares of common stock at $1.50 per share and the noteholder elected to convert the outstanding $600,000 in principal and $14,064 in accrued interest into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock.

In March 2003, the Company issued a short-term promissory note due May 4, 2003 in the principal amount of $500,000 to an accredited investor. This promissory note bore interest at 15% per annum and provided for two-year warrants to purchase 50,000 shares of our common stock, at an exercise price of $2.00 per share. The Company has valued the warrants using the Black-Scholes pricing model assuming a risk free interest rate of 1.35%, dividend yield of 0% and expected volatility of 100% and allocated $42,000 of the proceeds from the note, based upon the relative fair value of the note and the warrants, to the warrants and has recorded such amount as discount on the note. Pursuant to the terms of the note, the due date of the note was extended one month on May 4, 2003 to June 4, 2003 at an increased interest rate of 18%. On May 9, 2003, the Company repaid $250,000 of the promissory note and the remaining balance due of $250,000 was repaid on June 17, 2003.

In April 2003 and June 2003, the Company issued two short-term promissory notes due June 9, 2003 for $250,000 and $200,000 to an accredited investor. The promissory notes bore interest at 15% per annum. The principal of both notes was repaid on June 17, 2003.

7.   CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. At December 31, 2001, the Company had financed $1,113,459 of equipment purchases under this GE credit line. The $5 million credit line expired in March 2002, and as of September 30, 2003, there was an outstanding balance due GE of $489,695 under this facility, payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which expired on December 31, 2002 and provided for the financing of up to $3 million of equipment. During 2002, the Company accessed $1,111,427 of the credit line. As of September 30, 2003, there was an outstanding balance due GE of $770,264 under the January 2002 facility, payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. As of September 30, 2003, there was an outstanding balance due GE of $390,560 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

8    SALE OF PREFERRED STOCK

In April 2003, the Company closed a private placement of its securities and raised $8 million in gross proceeds. The Company sold 800 shares of newly issued Series B convertible preferred stock at a per share price of $10,000. The Series B preferred paid annual cumulative dividends of 8%. The preferred shareholders had voting rights and powers identical to those of common shareholders and could convert their preferred shares to common stock at any time. Each preferred share was convertible into approximately 6,375 shares of its common stock (or an aggregate of 5,100,089 shares of common stock) and included a warrant to purchase approximately 5,499 shares of the Company's common stock at a price of $1.43 per share.

The Company valued the warrants using the Black-Scholes pricing model and allocated $3,037,518 of the proceeds from the preferred offering, based upon the relative fair value of the preferred shares and the warrants, to the warrants. Assumptions utilized in the Black-Scholes model to value the warrants were: exercise price of $1.43 per share; fair value of the Company's common stock on date of issuance of $1.55 per share; volatility of 100%; term of four years and a risk-free interest rate of 2.79%.

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

On July 1, 2003, pursuant to the Certificate of Designation of the preferred stock, the Company issued 34,946 shares of its common stock as payment of a dividend of $121,841. In addition a dividend of $53,347 was declared in connection with the mandatory conversion of the preferred stock discussed below. As of September 30, 2003, 9,836 shares of common stock were issued in payment of $15,824 of the dividend. The balance of $37,523 is included in "Accounts payable and accrued expenses" on the September 30, 2003 Condensed Consolidated Balance Sheet. As of November 12, 2003 23,922 shares of common stock were issued as payment of the remaining dividend.

The Certificate of Designation of the preferred stock provided that the preferred stock would be automatically converted into common stock if the twenty trading day average closing bid price of the Company's common stock exceeded 250% of the conversion price of the preferred stock for twenty consecutive trading days. On August 1, 2003, the foregoing condition was satisfied and the Company issued a notice to the holders of the preferred stock that all of the outstanding shares of preferred stock were automatically converted into 5,100,089 shares of common stock. Thus, as of September 30, 2003, no shares of series B preferred stock remained outstanding.

9.   SALE OF COMMON STOCK

On July 2, 2003, the Company closed a private placement of its common stock at $3.60 per share and issued a total of 2,916,669 shares and 1,020,832 four-year warrants to purchase shares of the Company's common stock at $5.04 per share, to twelve accredited investors. One third of the warrants are callable by the company if the market price of the Company's common stock closes above $10.00 for seven consecutive trading days. The Company received $10.5 million in gross proceeds.

10.  RELATED PARTY TRANSACTIONS

In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The amount of $115,725 remained outstanding as of September 30, 2003. The advance was evidenced by a promissory note, which bore interest at 5% per annum and was due on November 15, 2002. The note was not paid in full by November 15, 2002 and went into default. According to the terms of the note, upon default the interest rate increased to 15% per annum. Interest due on the promissory note at the default rate of 15% was paid on a timely basis. On October 16, 2003, Dr. Yeager surrendered 24,315 shares of the Company's common stock to the Company as payment in full of the promissory note. The number of shares surrendered was determined by dividing the outstanding principal and accrued interest on the promissory note of $119,386.98 by the closing sale price of the

Company's common stock on October 16, 2003. The note receivable is included in the September 30, 2003 Condensed Consolidated Balance Sheet under "Prepaid expenses and other assets".

11.  RESEARCH & DEVELOPMENT AGREEMENT

In August 2003, the Company entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma. NM 20138 incorporates an off-patent anti-asthmatic drug compound and the NexACT(R) technology. Pursuant to the terms of the agreement, the Company received a signing payment and would receive additional payments based on the achievement of certain R&D milestones. The Company also retained the rights to manufacture and commercialize the new product worldwide except in Japan.

Revenues earned under this research and development contract are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to this agreement are expensed as incurred and classified within "Research and development " expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to raise additional required financing on acceptable terms, successful completion of clinical development programs, FDA review and approval, product development and acceptance, manufacturing, partnering, competition and/or other factors, some of which are outside the control of the Company.

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

       Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild, moderate or severe ED. Our clinical studies have demonstrated that NexACT(R) enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD(R), which tested over 1,700 patients at 85 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with various degrees of ED. On June 12, 2003 we announced positive results from these two pivotal Phase 3 studies, with data indicating that the three dose levels of Alprox-TD(R) tested were effective over placebo in the combined analysis of the two studies. The side effects reported were mild to moderate, localized and transient.

       We are currently engaged in late stage discussions and contract negotiations with several pharmaceutical companies regarding possible strategic marketing partnership(s) for Alprox-TD(R). If partnership arrangements are successfully completed, the partner(s) will obtain marketing rights for Alprox-TD(R) for certain markets, in exchange for milestone payments and other future payments to us. However, in each case consummation of the transaction is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

          We had initiated a Phase 3 open-label study for Alprox-TD in March 2002, in order to confirm the safety of Alprox-TD(R) on a longer-term basis. However, in November 2002, we halted the open-label study of Alprox-TD(R) due to FDA concerns about results of our 26-week transgenic mice study. In January 2003, we met with the FDA and addressed their concerns regarding the results of the transgenic mice study and in February 2003, we were cleared by the FDA to continue with the open-label study of Alprox-TD(R). This study is one of the required studies for the new drug application ("NDA") filing. However, we have determined with the FDA that completion of the open-label study is not a prerequisite for our NDA submission. The timeframe for us to initiate and complete this study largely depends on our ability to obtain financing through a partnering agreement for Alprox-TD(R) or from other sources. Assuming we initiate the study in January 2004, we anticipate that we will file the NDA during the fourth quarter of 2004. However, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

       In April 2002, Alprox-TD(R) was launched in Hong Kong under the Befar(R) trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar(R) in China and will receive such payments in other Asian markets once Befar(R) is approved for marketing in such other markets. Befar(R), along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002, our Asian licensee entered into a licensing agreement with CJ Corporation, one of the five largest pharmaceutical companies in South Korea. Pursuant to the terms of the agreement, CJ Corporation will develop, file for regulatory approval, market and distribute Befar(R) in South Korea. Our Asian licensee also has an NDA pending with the Singapore Health Science Authority for approval to market the product in Singapore.

       We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox(R), which is an alprostadil-based cream product intended for the treatment of FSAD. We have completed one Phase 2 study for Femprox(R) and intend to continue with its U.S. clinical development pending the availability of a partnering agreement.

       We are also working with various pharmaceutical companies to explore the introduction of NexACT(R) into their existing drugs as a means of developing new patient-friendly topical products and extending patent lifespans. In August 2003, we entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma. NM 20138 incorporates an off-patent anti-asthmatic drug compound and the NexACT(R) technology. Pursuant to the terms of the agreement, we received a modest signing payment and would receive additional payments based on the achievement of certain R&D milestones. We also retained the rights to manufacture and commercialize the new product worldwide except in Japan. This is the second R&D agreement we have entered since August 2002. We anticipate that we will enter into additional R&D agreements during the next twelve months but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.


Patents.

       We have nine U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(R) technology and our NexACT(R) -based products under development, such as Alprox-TD(R), Femprox(R), and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

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


Comparison of Results of Operations Between the Three Months Ended September 30 of 2003 and of 2002.

       Revenues. We recorded $64,552 in revenue during the third quarter of 2003 as compared to $78,175 during the same period in 2002. The 2003 revenues consisted of $1,474 in royalties on sales received from our Asian licensee and $63,078 of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. We received $1,474 in royalty revenue in the third quarter of 2003 as compared to $3,730 in 2002.

       Cost of Products Sold. Our cost of products sold was nil during the third quarter of 2003 and nil during the same period in 2002. Our Asian licensee had sufficient inventory of manufacturing supplies in both periods and so, made no purchases from us.

       Research and Development Expenses. Our research and development expenses for the third quarter of 2003 and 2002 were $1,687,459 and $5,582,531, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) in the third quarter of 2003 were $308,124 and $1,855, respectively with the balance attributable to NexACT(R) technology based products and general overhead allocated to research and development, as compared to $4,153,850 and $91,254, respectively during the same period in 2002. The decrease is attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and the reduction in expenditures and non-essential personnel implemented in November 2002. Research and development expenses include all costs associated with our research and development agreements. The total research and development spending in 2003 will decrease significantly with the completion of the two Phase 3 pivotal studies for Alprox-TD(R). We anticipate increasing our efforts and resources on the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

        General and Administrative Expenses. Our general and administrative expenses were $1,225,359 during the third quarter of 2003 as compared to $1,238,262 during the same period in 2002. General and administrative expenses in the third quarter of 2003 are consistent with expenses during the same period in 2002. We have begun to increase expenses in order to return to the general and administrative support levels that are necessary to operate the Company under the full Alprox-TD(R) development program. However, our cash conservation program implemented in November 2002 will result in lower full year general and administrative spending for 2003 as compared to 2002. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level.

       Interest Income/Expense. We had interest expense of $333,579 during the third quarter of 2003, as compared to interest expense of $122,591 during the same period in 2002. The increase in interest expense is a result of an increase in amortization of note discounts, borrowings under our GE Capital facility and the convertible notes issued in June 2002.

       Net Loss. The net loss was $3,181,847 for the third quarter of 2003, as compared to a loss of $6,875,397 for the same period in 2002. The significant decrease in net loss is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

       Net Loss applicable to Common Stock. The net loss applicable to common stock was $3,235,194 or $.09 per share for the third quarter of 2003, as compared to $6,875,397 or $.24 per share for the same period in 2002. The decrease in net loss applicable to common stock is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2003 and of 2002.

       Revenues. We recorded $67,236 in revenue during the first nine months of 2003 as compared to $145,019 during the same period in 2002. The 2003 revenues consisted of $4,158 in royalties on sales received from our Asian licensee and $63,078 of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. With respect to sales of Befar(R) in Asia we received only royalty revenue during the first nine months of 2003 as compared to 2002 when we received royalty revenue and revenue from sales of manufacturing supplies to our Asian licensee. The sales and royalty revenue decreased in 2003 because of local economic conditions and our Asian licensee being in the process of changing distributors.

       Cost of Products Sold. Our cost of products sold was nil during the first nine months of 2003 and $27,033 during the same period in 2002. Our Asian licensee had sufficient inventory of the manufacturing supplies during the first nine months of 2003 and so, made no purchases from us.

       Research and Development Expenses. Our research and development expenses for the first nine months of 2003 and 2002 were $5,649,391 and $15,229,345, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) for the first nine months of 2003 were $2,128,178 and $24,322, respectively with the balance attributable to NexACT(R) technology based products and general overhead allocated to research and development, as compared to $10,894,654 and $579,576, respectively during the same period in 2002. The decrease is attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in December 2002 and the reduction in expenditures and non-essential personnel implemented in November 2002. Research and development expenses include all costs associated with our research and development agreements. The total research and development spending in 2003 will significantly decrease with the completion of the two Phase 3 pivotal studies for Alprox-TD(R). We anticipate increasing our efforts and resources on the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products.

        General and Administrative Expenses. Our general and administrative expenses were $3,768,476 during the first nine months of 2003 as compared to $4,193,004 during the same period in 2002. The decrease is largely attributable to our cash conservation program implemented in November 2002. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. We expect that total general and administrative spending for full year 2003 will decrease as compared to 2002 with the reduction in expenditures and non-essential personnel.

       Interest Income/Expense. We had interest expense of $1,145,814 during the first nine months of 2003, as compared to interest expense of $99,522 during the same period in 2002. The significant increase in interest expense is a result of an increase in amortization of note discounts, borrowings under our GE Capital facility and the convertible notes issued in June 2002.

       Net Loss. The net loss was $10,606,421 for first the nine months of 2003, as compared to a net loss of $19,395,348 for the same period in 2002. The decrease in net loss is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002.

       Net Loss Applicable to Common Stock. The net loss applicable to common stock was $13,724,265 or $.43 per share for the first nine months of 2003, as compared to $19,395,348 or $.73 per share for the same period in 2002. The decrease in net loss applicable to common stock is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002. The decrease in operating expenses was partially offset by the deemed dividend related to the beneficial conversion feature of the preferred stock as discussed in Note 8 of the condensed consolidated financial statements.

Liquidity and Capital Resources.

       We have experienced net losses and negative cash flow from operations each year since our inception. Through September 30, 2003, we had an accumulated deficit of $78,594,390. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods. At September 30, 2003, we had cash and cash equivalents and marketable securities of $8.7 million as compared to $1.6 million at December 31, 2002.

       As a result of our losses to date, working capital deficiency and accumulated deficit, there is doubt as to our ability to continue as a going concern for a reasonable period of time, and, accordingly, our independent accountants modified their report on our December 31, 2002 Consolidated Financial Statements included in our annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. Our independent auditors' going concern qualification may make it more difficult for us to obtain additional funding to meet our obligations.

       On April 22, 2003, we closed a private placement of our securities and raised $8 million in gross proceeds. We sold 800 shares of newly issued convertible preferred stock, with each preferred share initially convertible into approximately 6,375 shares of the Company's common stock (or an aggregate of 5,100,089 shares of common stock). Each preferred share had a purchase price of $10,000 and included a warrant to purchase approximately 5,499 shares of our common stock at a price of $1.43 per share. On August 1, 2003, we issued a notice of mandatory conversion to the holders of the preferred stock, as a result of which all of the outstanding shares of preferred stock were automatically converted into 5,100,089 shares of common stock. Thus, as of September 30 2003, no shares of series B preferred stock remained outstanding.

       On July 2, 2003, we closed a private placement of our common stock at $3.60 per share and received $10.5 million in gross proceeds. Pursuant to the placement agreement, we issued a total of 2,916,669 shares of common stock and four-year warrants to purchase 1,020,832 shares of our common stock at $5.04 per share to twelve accredited investors. One third of the warrants will be callable by us if the market price of our common stock closes above $10.00 for seven consecutive trading days.

       As of November 12 2003, we had approximately $8.2 million of cash and marketable securities and our average monthly "burn rate" is approximately $800,000 per month. We anticipate that our monthly expenses will increase with the preparation for the NDA filing for Alprox-TD(R). However, we hope to enter into a partnering agreement for Alprox-TD(R) before expenses, including the cost for the open label study for Alprox-TD(R) escalate significantly.

       We are currently engaged in late stage discussions and contract negotiations with several pharmaceutical companies regarding possible strategic marketing partnership(s) for Alprox-TD(R). If partnership arrangements are successfully completed, the partner(s) will obtain marketing rights for Alprox-TD(R) for certain markets, in exchange for milestone payments and other future payments to us. However, in each case consummation of the transaction is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

       To date, we have spent approximately $62.7 million on the Alprox-TD(R) development program, and anticipate that through NDA submission in the fourth quarter of 2004, we will require an additional $15 million, approximately. Assuming we are successful in negotiating an agreement as discussed above, we anticipate that the significant milestone payments which we will receive upon signing the agreement will pay for our general overhead expenses and most, if not all, of the remaining projected expenses for Alprox-TD(R). If we are not able to enter into a licensing agreement for Alprox-TD(R) on a timely basis, the timeframe for our NDA filing will be delayed. Since we cannot predict the actions of the FDA, the level of other research and development activities we may be engaged in, and our ability to enter into partnering agreements, we cannot accurately predict the expenditure required for the period between NDA submission of Alprox-TD(R) and its commercialization.

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

       In February 2001, we entered into a financing arrangement with GE Capital Corporation for a line of credit, which provided for the financing of equipment
(i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility has been in the form of a 42 month capital lease. The initial credit line expired in March 2002, and as of September 30, 2003, there was an outstanding balance due GE of $489,695 under this facility, payable in monthly installments through various dates in 2004. In January 2002, GE approved a second credit line, which provides for the financing of up to $3 million of equipment and expired on December 31, 2002. As of September 30, 2003, there was an outstanding balance due GE of $770,264 under the January 2002 facility, which is payable in monthly installments through various dates in 2005. In July 2003, GE approved a new line of credit for $1.85 million. In 2003 we have accessed $413,643 of this credit line. As of September 30, 2003, there was an outstanding balance due GE of $390,560 under this facility payable in monthly installments through various dates in 2006.

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

       Revenue recognition -- Revenues from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. Revenues earned under research contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to this agreement are expensed as incurred and classified within "Research and development " expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

ITEM 4.    CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Acting Chief Financial Officer that occurred during the Company's third quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         There have been no material changes to the legal proceedings described in the Company's Form 10-Q filed with the Securities Exchange Commission on August 12, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Item 6 Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1* Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and James L. Yeager.

10.2* Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and Kenneth F. Anderson.

10.3* Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and Vivian H. Liu.

10.4* Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit is a management contract or compensatory plan


(b) There were no reports or Forms 8-K filed during the fiscal quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEXMED, INC.


Date:    November 12, 2003             /s/ Vivian H. Liu
     ----------------------            -----------------
                                       Vivian H. Liu
                                       Vice President, Acting Chief Financial
                                       Officer and Secretary

                                  Exhibit Index

10.1* Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and James L. Yeager.

10.2* Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and Kenneth F. Anderson.

10.3* Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and Vivian H. Liu.

10.4* Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002

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


*Exhibit is a management contract or compensatory plan