Form 10-K
period 2003-12-31
NEXMED INC
filed 2004-03-04
CIK 1017491

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2003
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from           to
        ----------             ---------

                         Commission file number 0-22245
                                                -------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No
                                    --     ---   ---

         As of March 1, 2004 40,229,686 shares of the common stock, par value $.001, of the registrant were outstanding and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant's common stock on June 30, 2003, was approximately $116,788,706.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our Proxy Statement to be delivered to our stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 2004 (the "2004 Proxy Statement") are incorporated by reference into Part III of this Report.

                                  NEXMED, INC.
                 INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
                     THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 2003

                               ITEMS IN FORM 10-K
                               ------------------

                                                                            Page
                                                                            ----

PART I.

Item 1.     BUSINESS.........................................................  1

Item 2.     PROPERTIES....................................................... 11

Item 3.     LEGAL PROCEEDINGS................................................ 11

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 12

PART II.

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................ 12

Item 6.     SELECTED FINANCIAL DATA.......................................... 13

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................ 13

Item 7A     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 20

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 20

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................... 45

Item 9A.    CONTROLS AND PROCEDURES ......................................... 45

PART III.

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............... 45

Item 11.    EXECUTIVE COMPENSATION........................................... 46

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
              RELATED STOCKHOLDER MATTERS.................................... 46

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 46

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES........................... 46

PART IV.

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.. 46

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

GENERAL

         NexMed, Inc., (the "Company," which may be referred to as "we," "us," or "our") is a pharmaceutical and medical technology company. We develop and commercialize therapeutic products based on proprietary delivery systems. We are currently focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin.

PRODUCTS & TECHNOLOGIES

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin. The NexACT(R) transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology would improve therapeutic outcomes and reduce dose requirement, dosing frequency, and systemic side effects that often accompany oral and injectable medications.

         We intend to continue our efforts developing transdermal treatments including cream, gel, patch and tape, based on the application of NexACT(R) technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

         We are focusing our application of the NexACT(R) technology to Alprox-TD(R) cream for the treatment of male erectile dysfunction. We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems, and are in various stages of developing new treatments for female sexual arousal disorder , nail fungus, premature ejaculation, urinary incontinence, wound healing, pain and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

         Alprox-TD(R) is an alprostadil-based cream treatment intended for patients with mild, moderate or severe erectile dysfunction. Our clinical studies have demonstrated that NexACT(R) enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD(R), which tested over 1,700 patients at 85 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD(R) in patients with varying degrees of erectile dysfunction. In June 2003 we announced positive results from these two pivotal Phase 3 studies. The side effects reported were mild to moderate, localized and transient.

         We are currently engaged in discussions and contract negotiations with several pharmaceutical companies regarding possible strategic marketing partnership(s) for Alprox-TD(R). If partnership arrangements are successfully completed, the partner(s) will obtain marketing rights for Alprox-TD(R) for certain markets, in exchange for milestone payments and other future payments to us. However, in each case consummation of the transaction is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

         Prior to filing a new drug application for Alprox-TD(R), we will be required to initiate a new long-term open-label safety study. We had previously initiated an open-label study, which was halted in November 2002 due to FDA concerns about results of our transgenic mice study. The duration of this study is 12 months. However, we have determined with the FDA that completion of the open-label study is not a prerequisite for our new drug application submission provided that the 12-month safety update on 100 patients is filed within four months after new drug application submission. We are required to have three hundred patients complete six months of testing in the study at the time of new drug application submission, and 100 patients must complete the 12-month study prior to new drug application approval.

         In late 2003, we met with the FDA to evaluate our Alprox-TD(R) NDA package and to discuss possible product improvements. At that time, the FDA requested that we include a tolerance study of Alprox-TD(R) in female subjects as part of our new drug application submission. We are about to submit a plan for a 48-patient study to the FDA for their review and comment. Assuming that the FDA agrees with our plan, we intend to implement this plan concurrently with the open label study and complete it prior to the new drug application submission.

         During the same meeting, we proposed to the FDA a new and improved formulation of Alprox-TD(R), to include in our new drug application filing. The FDA has permitted us to switch to the new formulation if we conduct two bridging studies to confirm the efficacy of the new formulation. We intend to conduct these two studies concurrently with the open-label study and complete them prior to the new drug application filing. We also proposed to the FDA to conduct a study of Alprox-TD(R) in men who have failed with oral erectile dysfunction medication. Industry estimates indicate that a large number of patients who have tried oral erectile dysfunction medications have discontinued their use due either to failure to get a satisfactory response or for other reasons. This type of study is typically considered a Phase 4 or a post approval study. However, based on the positive response of FDA to this proposal, we are considering early initiation of the study so that its results can be incorporated into the new drug application.

         The timeframe for us to complete these studies largely depends on our ability to obtain financing through a partnering agreement for Alprox-TD(R) or from other sources, and on FDA review. Assuming we begin patient enrollment for the long-term open-label study in March 2004, we anticipate that we will file the new drug application in the first half of 2005. However, this timeframe may change if we encounter any delay in financing, clinical testing or FDA review. If we are not able to successfully arrange financing through a partnering agreement or from other sources, we may be required to discontinue the development of Alprox-TD(R). In addition, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

         In April 2002, Alprox-TD(R) was launched in Hong Kong under the Befar(R) trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar(R) in China and will receive such payments in other Asian markets once Befar(R) is approved for marketing in such other markets. The sale of Befar(R) has been slower than anticipated for several reasons. First , the switching of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted sale of the product in the two markets. Secondly, Befar(R), along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT(R)-based products, with CJ Pharmaceuticals, one of the five largest pharmaceutical companies in South

Korea. Its parent company, CJ Corporation, is a $7 billion conglomerate in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals will develop, file for regulatory approval, market and distribute Befar(R) and Femprox(R) in South Korea.

         We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox(R), which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one Phase 2 study for Femprox(R) and intend to continue with its U.S. clinical development pending the availability of a partnering agreement. We anticipate that during 2004 we will file at least one Investigational New Drug application with the FDA for another NexACT(R)-based product under development and commence Phase 1 clinical testing of that product in the U.S.

         We are also working with various pharmaceutical companies to explore the introduction of NexACT(R) into their existing drugs as a means of developing new patient-friendly products and extending patent lifespans. In 2003, we entered into a series of R&D agreements with Japanese pharmaceutical companies to develop new treatments based on our NexACT(R) technology.

         In November 2003, the Company entered into an agreement with a Japanese pharmaceutical company whereby NexMed will provide contract development services for an innovative topical treatment for a form of herpes. The Company received $100,000 as a signing payment, of which, it has recognized revenue of approximately $13,000 in 2003 and has deferred approximately $87,000 in revenue that is expected to be recognized upon completion of the first phase of development in the first quarter of 2004. Pending the satisfactory completion of certain milestones, the Company expects to receive additional payments from the development partner.

         In November 2003, the Company entered into an R&D agreement with a Japanese pharmaceutical company to develop a new local anesthetics gel designed for pain relief associated with dental procedures, superficial skin surgery and skin graft harvesting, and needle insertions. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $5,000 in 2003 and has deferred approximately $41,000 in revenue that is expected to be recognized upon completion of the first phase of development in the first quarter of 2004. Pending the satisfactory completion of certain milestones, the Company expects to receive additional payments from the development partner.

         In October 2003, the Company entered into an R&D agreement with a Japanese Pharmaceutical company to develop a tape/patch treatment for chronic pain. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $21,000 in 2003. The Company completed the first phase of development but the development partner decided to suspend all remaining development work on this project due to new regulatory developments in Japan. As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further.

         In August 2003, the Company entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma, which incorporates an off-patent anti-asthmatic drug compound and the NexACT(R) technology. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $21,000 in 2003. The Company completed the first phase of development but the partner elected not to take the project to the next stage of development due to proprietary reasons. As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further.

         In August 2002, the Company entered into a research and development agreement with a Japanese pharmaceutical company. Pursuant to the terms of this agreement, the Company was to develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(R) technology. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately

$42,000 and $85,000 in 2003 and 2002 respectively. The Company completed the first phase of development and the Japanese pharmaceutical company elected not to take the project to the next stage of development due to proprietary reasons. As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further.

         We anticipate that we will enter into additional R&D agreements during the next twelve months but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.


SEGMENT AND GEOGRAPHIC AREA INFORMATION

         You can find information about our business segment and geographic areas of business in Note 16 of the Notes to Consolidated Financial Statements.

EMPLOYEES

         As of March 1, 2004, we had 48 full time employees, 9 of whom have Ph.D degrees, 4 of whom are executive management and 31 of whom are engaged in research and development activities. We also rely on a number of consultants. None of our employees is represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

EXECUTIVE OFFICERS

         The Executive Officers of the Company are set forth below.

            Name                 Age*                                       Title
            ----                 ----                                       -----

Y. Joseph Mo, Ph.D.               56     Chairman of the Board of Directors, President and Chief Executive Officer

James L. Yeager, Ph.D.            57     Director, Senior Vice President, Scientific Affairs

Vivian H. Liu                     42     Vice President, Chief Financial Officer and Secretary

Kenneth F. Anderson               57     Vice President, Commercial Development

* As of February 29, 2004

         Y. Joseph Mo, Ph.D., is, and has been since 1995, our Chief Executive Officer and President and Chairman and a member of our board of directors. His current term as member of our board of directors expires in 2005. Prior to joining us in 1995, Dr. Mo was President of Sunbofa Group, Inc., a privately-held investment consulting company. From 1991 to 1994, he was President of the Chemical Division, and from 1988 to 1994, the Vice President of Manufacturing and Medicinal Chemistry, of Greenwich Pharmaceuticals, Inc. Prior to that, he served in various executive positions with several major pharmaceutical companies, including Johnson & Johnson, Rorer Pharmaceuticals, and predecessors of Smithkline Beecham. Dr. Mo received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1977.

         James L. Yeager, Ph.D., is, and has been since December 1998, a member of the Board of Directors and, since January 2002, Senior Vice President for Scientific Affairs. His current term as member of our board of directors expires in 2005. From June 1996 through December 2001, Dr. Yeager served as the Company's Vice President of Research and Development and Business Development. Before joining the Company, Dr. Yeager was Vice President of Research and Development at Pharmedic Company. From 1979 to 1992, Dr. Yeager held various positions with Abbott Laboratories and Schiaparelli-Searle. Dr. Yeager received his Ph.D. in Industrial and Physical Pharmacy from Purdue University in
1978.

         Vivian H. Liu is, and has been, our Vice President of Corporate Affairs and Secretary since September 1995 and Chief Financial Officer since January 2004. In 1994, while we were in a transition period, Ms. Liu served as our Chief Executive Officer. From September 1995 to September 1997, Ms. Liu was our Treasurer. From 1985 to 1994, she was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her BA from the University of California, Berkeley.

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

WHERE YOU CAN FIND MORE INFORMATION

         We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an internet website address at http://www.nexmed.com. We make available free of charge on our internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at http://www.sec.gov.


FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

WE HAVE A NEED FOR ADDITIONAL FINANCING.

         We are currently continuing with the development of Alprox-TD(R), but have put on hold the development of Femprox(R) and other pipeline products, pending the availability of additional financing. Our cash position as of March 2, 2004 is approximately $7.5 million, following successful completion of a private placement in December 2003 of Convertible Notes, yielding net proceeds to us of approximately $6 million. We have been actively seeking financing from the sale of equity or issuance of debt from private and public sources as well as from collaborative licensing and/or marketing arrangements with third parties, and since December 31, 2002, we have raised approximately $26.1 million net through the sale of Preferred Stock, the exercise of warrants to purchase shares of our common stock and the issuance by the Company of notes, Common Stock and warrants to purchase shares of Common Stock. Our anticipated cash requirements for Alprox-TD(R) through the new drug application filing in the first half of 2005, including completion of an open-label study, is expected to be approximately $20 million. Initiation, but not completion of the open-label study is a prerequisite for our new drug application submission. There is no assurance that we will be successful in obtaining financing on acceptable terms, if at all. If additional financing cannot be obtained on reasonable terms, future operations may need to be scaled back or discontinued.

WE CONTINUE TO INCUR OPERATING LOSSES.

         Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have generated minimal revenues from the limited sales of Befar(R) in Asia and our existing research and development agreement with the Japanese partner, and have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $85,221,535 since our inception. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in manufacturing, distributing and marketing our proposed products.

OUR INDEPENDENT ACCOUNTANTS HAVE DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN FOR A REASONABLE PERIOD OF TIME.

         As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent auditors have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products, and we may never operate profitably in the future.

WE WILL NEED SIGNIFICANT ADDITIONAL FUNDING TO CONTINUE WITH OUR RESEARCH AND DEVELOPMENT EFFORTS.

         Our research and development expenses for the years ended December 31, 2003, 2002 and 2001, were $8,439,340, $21,615,787 and $12,456,384, respectively.
Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, we have spent $59,134,688 on research and development. While our expenses for research and development were significantly lower in 2003 than in 2002, we expect them to increase significantly in 2004. Given our current level of cash reserves and low rate of revenue generation, we will not be able to fully advance the development of our products unless we raise additional cash through financing from the sale of our securities and/or through partnering agreements. If we are successful in entering partnering agreements for our products under development, we will receive milestone payments, which will offset some of our research and development expenses.

         As indicated above, our anticipated cash requirements for Alprox-TD(R) through the new drug application filing in the first half of 2005, including completion of an open-label study, will be approximately $20 million. Initiation, but not completion of the open-label study is a prerequisite for our New Drug Application filing.

         We will also need significant funding to pursue our overall product development plans. In general, our products under development will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. The research and development activities we conduct may not be successful; our products under development may not prove to be safe and effective; our clinical development work may not be completed; and the anticipated products may not be commercially viable or successfully marketed. Commercial sales of our products cannot begin until we receive final FDA approval. The earliest time for such final approval of the first product which may be approved, Alprox-TD(R), is sometime in late 2005. We intend to focus our current development efforts on the Alprox-TD(R) cream treatment, which is in the late clinical development stage.

WE WILL NEED TO PARTNER TO OBTAIN EFFECTIVE SALES, MARKETING AND DISTRIBUTION.

         We currently have no sales force or marketing organization and will need, but may be unable to attract or afford qualified or experienced marketing and sales personnel. In addition, we will need to secure a marketing partner who is able to devote substantial marketing efforts to achieve market acceptance for our proprietary products under development. The marketing partner will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our products. Our operating results and long term success will depend, among other things, on our ability to establish (1) successful arrangements with domestic and international distributors and marketing partners and (2) an effective internal marketing organization. We are currently engaged in discussions and contract negotiations with several pharmaceutical companies regarding possible strategic marketing partnership(s) for the Alprox-TD(R) cream. However, in each case consummation of the transaction is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

         In Asia, our subsidiary, NexMed International Limited, and our Asian licensee, Vergemont International Limited, entered into a license agreement in 1999 pursuant to which (1) Vergemont International Limited has an exclusive right to manufacture and market in Asian Pacific countries, our Alprox-TD(R) Femprox(R) and three other of our proprietary products under development, and
(2) we receive a royalty on sales and supply, on a cost plus basis, the NexACT(R) enhancers that are essential in the formulation and production of our proprietary products. In 2003, we recorded very limited payments from our Asian licensee for royalties on sales of Befar(R) in China and Hong Kong and for manufacturing supplies purchased from us.

PRE-CLINICAL AND CLINICAL TRIALS ARE INHERENTLY UNPREDICTABLE. IF WE DO NOT SUCCESSFULLY CONDUCT THESE TRIALS, WE MAY BE UNABLE TO MARKET OUR PRODUCTS AND OUR REVENUES MAY DECLINE.

         Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. Our future clinical trials may not demonstrate the safety and effectiveness of our products or may not result in regulatory approval to market our products. The failure of the FDA to approve our products for commercial sales will have a material adverse effect on our prospects.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS ARE IMPORTANT TO US BUT COULD BE CHALLENGED.

         Proprietary protection for our pharmaceutical products is of material importance to our business in the U.S. and most other countries. We have sought and will continue to seek proprietary protection for our products to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others.

         We have nine U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(R) technology and our NexACT(R) -based products under development, such as Alprox-TD(R), Femprox(R), and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position with respect to our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

         The following table identifies our nine U.S. patents issued for NexACT(R) technology and/or our NexACT-based products under development, and the year of expiration for each patent:

Patent Name                                                                                Expiration Date
-----------                                                                                ---------------
Biodegradable Absorption Enhancers                                                         2008
Biodegradable Absorption Enhancers                                                         2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction               2017
Topical Compositions for PGE1 Delivery                                                     2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery                     2017
Medicament Dispenser                                                                       2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)                                        2019
Topical Compositions Containing Prostaglandin E1                                           2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction            2020

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

         There have been patents issued to other companies such as Vivus, Inc. and MacroChem Corporation on the use of alprostadil for the treatment of male or female sexual dysfunction. While we believe that our patents would prevail in any potential litigation, we can provide no assurance that the holders of these competing patents will not commence a lawsuit against us or that we would prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

WE DEPEND UPON THIRD PARTY MANUFACTURERS FOR OUR CHEMICAL MANUFACTURING
SUPPLIES.

         In 2002, we completed the construction of a 31,500 square foot industrial facility, located in East Windsor, New Jersey, which we are in the process of developing and validating as a manufacturing facility designed to meet the Good Manufacturing Practice (GMP) standards as required by the FDA. We anticipate that our manufacturing facility will have the capacity to meet our anticipated needs for full-scale commercial production. Initially, we are utilizing the facility to manufacture Alprox-TD(R) and other NexACT(R)-based products under development for continuing clinical testing purposes. We are also validating the facility for GMP compliance, which is a requirement for our new drug application filing with the FDA. If we do not successfully pass the Pre-Approved Inspection conducted by the FDA, our new drug application filing will be delayed.

         We depend on third party chemical manufacturers for alprostadil, the active drugs in Alprox-TD(R) and in other NexACT-based products under development, and for the supply of our NexACT(R) enhancers that are essential in the formulation and production of our products, on a timely basis and at satisfactory quality levels. If our validated third party chemical manufacturers fail to produce quality products on time and in sufficient qualities, our results would suffer, as we would encounter costs and delays in revalidating new third party suppliers.

WE FACE SEVERE COMPETITION.

         We are engaged in a highly competitive industry. We expect increased competition from numerous existing companies, including large international enterprises, and others entering the industry. Most of these companies have greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors' financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. In addition, products developed by our competitors may be more effective than our products.

         Certain treatments for erectile dysfunction, such as needle injection therapy, vacuum constriction devices, penile implants, transurethral absorption and oral medications, currently exist, have been approved for sale in certain markets and are being improved. Currently known products for the treatment of erectile dysfunctiondeveloped or under development by our competitors include the following: (1) Caverject(R), Pfizer's needle injection therapy; (2) Viagra(R), Pfizer, Inc.'s oral product to treat ED; (3) Cialis(R), an oral formulation marketed in the U.S. through a joint venture between ICOS and Eli Lilly & Co; (4) Levitra(R), an oral medication marketed through a collaborative effort of Bayer AG and GlaxoSmithKline, Inc and
(5) Muse(R), Vivus, Inc.'s device for intra-urethral delivery of a suppository containing alprostadil. In addition, the following products are currently under development: (1) Topiglan(R), a topical treatment containing alprostadil based on a proprietary drug delivery system under development by MacroChem Corporation; (2) PT-141, an intra-nasal treatment containing a new peptide under development by Palatin Technologies; (3) an intranasal apomorphine treatment under development by Nastech.

WE ARE THE SUBJECT OF SEVERAL LAWSUITS AND MAY BE SUBJECT TO POTENTIAL PRODUCT LIABILITY AND OTHER CLAIMS, CREATING RISK AND EXPENSE.

         We have been the subject of a number of lawsuits. On March 22, 2003, five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company's benefits), claiming their termination at the time of the November 2002 lay-off was due to age discrimination and seeking unspecified damages. This complaint is covered by a labor insurance policy the Company maintained through Administaff and the insurance company has appointed counsel.

         Another lawsuit was filed with the Superior Court of New Jersey on April 1, 2003 by one of the above five employees against the Company for an unspecified bonus amount that he believes he should have received upon completion of the construction of the Company's East Windsor facility. The Company has engaged counsel to defend its position.

         On December 29, 2003, a consultant previously engaged by the Company filed a suit in the Superior Court of New Jersey, Chancery Division: Mercer County, which subsequently was removed to the United States District Court for the District of New Jersey, alleging a breach by the Company of a consulting agreement entered into with that consultant in January 2003. The plaintiff alleged that the Company failed to issue certain warrants provided for under that agreement, which the Company terminated in April 2003. The complaint did not specify any particular amount of monetary risk and expense damages. The Company has engaged counsel to defend its position.

         The Company intends to defend itself vigorously against the above mentioned claims and believes it has valid defenses; however, each of the cases is still in the preliminary stages and the likely outcomes can not be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

         We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, with coverage of $1 million for any one claim and $3 million in total, but we do not maintain product liability insurance and we may need to acquire such insurance coverage prior to the commercial introduction of our products. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

INDUSTRY RISKS

WE ARE SUBJECT TO NUMEROUS AND COMPLEX GOVERNMENT REGULATIONS WHICH COULD RESULT IN DELAY AND EXPENSE.

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

         The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period of from 12 months to several years. Upon completion of Phase 3 studies, a new drug application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

         Our failure to obtain requisite governmental approvals timely or at all would delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

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


RISKS RELATED TO OWNING OUR COMMON STOCK

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

WE MAY ISSUE ADDITIONAL SHARES OF OUR CAPITAL STOCK THAT COULD DILUTE THE VALUE OF YOUR SHARES OF COMMON STOCK.

         We are authorized to issue 90,000,000 shares of our capital stock, consisting of 80,000,000 shares of our Common Stock and 10,000,000 shares of our preferred stock of which 1,000,000 is designated as Series A Junior Participating Preferred Stock. As of December 31, 2003, 40,123,127 shares of our Common Stock were issued and outstanding and 13,609,955 shares of our Common Stock were issuable upon the exercise of options, warrants, or other convertible securities. There were no shares of Preferred Stock outstanding at December 31, 2003. In light of our need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.


         In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain warrants provide (with certain exceptions) for an adjustment of the exercise price if we issue shares of common stock at prices lower than the exercise price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our common stock is lower than the exercise price, or if we need to provide a new equity investor with a discount from the then prevailing market price, the exercise price will be reduced and the dilution to shareholders increased.



ITEM 2. PROPERTIES.

         We currently have our principal executive offices and laboratories in Robbinsville, NJ. We lease approximately 24,000 square feet of space for $25,000 per month pursuant to a lease which expires in February 2006. We also lease approximately 5,000 square feet of laboratory space in Monmouth Junction, NJ for $12,035 per month pursuant to a lease which expires in April 2006.

         We own our 31,500 square foot manufacturing facility in East Windsor, New Jersey. We purchased the facility for $2.2 million and have invested approximately $7.2 million for construction, equipment and FDA Good manufacturing practices ("GMP") development.

         NexMed International Limited subleases 1,000 square feet of office space in Hong Kong for $3,000 per month pursuant to a month-to-month arrangement.


ITEM 3. LEGAL PROCEEDINGS.

         On March 22, 2003, five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company's benefits), claiming their termination at the time of the November 2002 lay-off was due to age discrimination and seeking unspecified damages. This complaint is covered by a labor insurance policy the Company maintains through Administaff and the insurance company has appointed counsel.

         Another lawsuit was filed with the Superior Court of New Jersey on April 1, 2003 by one of the above five employees against the Company for an unspecified bonus amount that he believes he should have received upon completion of the construction of the Company's East Windsor facility. The Company has engaged counsel to defend its position.

         On December 29, 2003, a consultant previously engaged by the Company filed a suit in the Superior Court of New Jersey, Chancery Division: Mercer County, which subsequently was removed to the United States District Court for the District of New Jersey, alleging a breach by the Company of a consulting agreement entered into with that consultant in January 2003. The plaintiff alleged that the Company failed to issue certain warrants provided for under that agreement, which the Company terminated in April 2003. The complaint did not specify any particular amount of monetary risk and expense damages. The Company has engaged counsel to defend its position.

         The Company intends to defend itself vigorously against the above mentioned claims and believes it has valid defenses; however, each of the cases is still in the preliminary stages and the likely outcomes can not be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no submission of matters to a vote of security holders.


         PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our Common Stock is traded on the NASDAQ National Market System (the "NASDAQ") under the symbol "NEXM."

         The following table sets forth the range of the high and low sales prices as reported by the NASDAQ for the period from January 1, 2002 to December 31, 2003.

                                                  Price of Common Stock ($)
                                                  -------------------------
                                                   High                Low
                                                   ----                ---
     Fiscal Year Ended December 31, 2002
     -----------------------------------
     First Quarter                                5.150               2.100
     Second Quarter                               5.250               2.300
     Third Quarter                                2.730               1.540
     Fourth Quarter                               1.990               0.350

     Fiscal Year Ended December 31, 2003
     -----------------------------------
     First Quarter                                2.200               0.750
     Second Quarter                               5.250               1.090
     Third Quarter                                4.830               2.560
     Fourth Quarter                               5.650               3.350

         On March 1, 2004, the last reported sales price for our Common Stock on the NASDAQ was $3.38 per share, and we had 224 holders of record of our Common Stock.

DIVIDENDS

         We have never paid cash dividends on our Common Stock and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 12, 2003, the Company issued convertible notes (the "2003 Notes") with a face value of $6 million. The 2003 Notes are payable on May 31, 2007 and are collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Notes are initially convertible into shares of the Company's common stock at a conversion price equal to $6.50 per share (923,077 shares). The conversion price will be adjusted on June 14, 2004 to the volume weighted average price of the Company's stock over the six month period beginning December 15, 2003 and ending on June 14, 2004 but will be no greater than $6.50 and no less than $5.00. Interest accretes on the Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. The Notes were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received $6 million in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.


ITEM 6. SELECTED FINANCIAL DATA.

         The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

INCOME STATEMENT DATA                                                     For the years ended December 31,
---------------------
                                                    2003             2002             2001             2000             1999
Revenue
  Product sales and royalties                          $6,206          $63,417          $68,089                0     $1,491,746*
  Research and development fees                      $104,537          $84,611                0                0               0
Net Loss                                        $(17,233,566)    $(27,641,519)    $(16,174,861)     $(8,720,553)    $(2,490,600)
Basic and Diluted Loss per Share                      $(0.60)          $(1.03)          $(0.63)          $(0.40)         $(0.18)
Weighted Average Common Shares
  Outstanding Used for Basic and Diluted
  Loss per Share                                   33,649,774       26,937,200       25,486,465       21,868,267      13,724,052

BALANCE SHEET DATA                               December 31,     December 31,     December 31,     December 31,   December 31
------------------
                                                    2003             2002             2001             2000             1999
Total Assets                                      $23,133,679      $14,140,127      $27,314,713      $39,989,682      $7,633,333
Total Long Term Liabilities                        $7,335,877       $5,782,518         $724,577               $0              $0
Stockholders' Equity                              $12,723,408       $3,223,492      $24,107,865      $38,744,175      $6,909,739

         *Represents revenues from a joint-venture manufacturing facility in China which NexMed sold in 1999.

         We do not have any off-balance sheet arrangements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         We are focusing our application of the NexACT(R) technology to Alprox-TD(R) cream for the treatment of male erectile dysfunction. We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems, and are in various stages of developing new treatments for female sexual arousal disorder, nail fungus, premature ejaculation, urinary incontinence, wound healing, and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced net losses and negative cash flow from operations each year since our inception. Through December 31, 2003, we had an accumulated deficit of $85,221,535. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of additional funds to be raised in any future periods.

         As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent accountants have concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses until successful commercialization of one or more of our products. There can be no assurance that we can be operated profitably in the future.

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

         On December 12, 2003, the Company issued convertible notes (the "Notes") with a face value of $6 million. The Notes are payable on May 31, 2007 and are collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Notes are initially convertible into shares of the Company's common stock at a conversion price initially equal to $6.50 per share (923,077 shares). The conversion price will be adjusted on June 14, 2004 to the volume weighted average price of the Company's stock over the six month period beginning December 15, 2003 and ending on June 14, 2004 but will be no greater than $6.50 and no less than $5.00. Interest accretes on the Note on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices.

         At December 31, 2003, we recorded significantly more non-cash interest expense charges from convertible notes, including the write-off of the discount attributable to the $5 million convertible notes converted to common stock in 2003.

         At December 31, 2003, we had $1,482,426 in prepaid expenses and other assets primarily as a result the initial deposits made to an independent clinical research organization for the planned clinical studies for Alprox-TD(R).

         At December 31, 2003, we had $1,273,303 in payroll related liabilities as compared to $354,992 at December 31, 2002. The increase is attributable to 2003 bonuses of $1,074,400 which were accrued in 2003 and which we plan to pay in 2004.

         A significant portion of our accounts payable and accrued expenses at December 2002 were incurred as a result of the Phase 3 trials for Alprox-TD(R) which were completed in December 2002. In 2003, we paid all of these accounts payable and accrued expenses upon completing the financing transactions discussed above.

         At December 31, 2003, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $10.98 million as compared to $1.57 million at December 31, 2002. To date, we have spent approximately $63.4 million on the Alprox-TD(R) development program, and anticipate that we will spend approximately an additional $20 million to complete the clinical program and file the new drug application for Alprox-TD(R).

         We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and GMP development as related to our East Windsor manufacturing facility and estimate that an additional $2 million, approximately, will be spent prior to the FDA pre-approval inspection for the facility. We intend to initiate additional clinical studies for Femprox(R) and other NexACT(R)-based products, pending the availability of financing.

         The timeframe for us to complete the planned clinical studies for Alprox-TD(R) largely depends on our ability to obtain financing through a partnering agreement for Alprox-TD(R) or from other sources, and on the FDA review process. Assuming we begin patient enrollment for the long-term open-label safety study during March 2004, we anticipate that we will file the new drug application in first half of 2005. However, this timeframe may change if we encounter any delay in financing, clinical testing or FDA review. In addition, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

         We lease office space and research facilities under operating lease agreements expiring through 2005. We also lease equipment from GE Capital under capital leases expiring through 2006 (Note 7 of the Financial Statements). The following table summarizes our contractual obligations and the periods in which payments are due as of December 31. 2003:

                                                        LESS THAN           1 - 3          3 - 5        MORE THAN
CONTRACTUAL OBLIGATIONS                 TOTAL             1 YEAR            YEARS          YEARS         5 YEARS
                                        -----             ------            -----          -----         -------
Long-term debt *                     $6,000,000                $0               $0      $6,000,000              $0
Capital lease obligations             1,949,365         1,017,450          931,915               0               0
Operating leases                      1,049,211           476,910          572,301               0               0
Purchase obligations **              11,652,090         7,803,060        3,849,030               0               0
Other long-term liabilities***        2,625,000                 0                0               0       2,625,000
                                    -------------------------------------------------------------------------------
Total                               $23,275,666        $9,297,420       $5,353,246      $6,000,000      $2,625,000

* Long-term debt consists of two notes that are convertible to common stock at the option of the noteholders.
** Purchase obligations consists of clinical research agreements that can be cancelled at any time with thirty days notice. The penalty for our cancellation of the agreements is 10% of the oustanding contract amount at the time of cancellation.
*** Represents the fully vested payments to be made according to a deferred compensation agreement. The partially vested present value of $458,000 of this obligation is reflected on our balance sheet in other long term liabilities.

         In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for our new East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of December 31, 2002, we had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of December

31, 2003, there was an outstanding balance due GE of $407,494 under this facility. This balance is payable in monthly installments through various dates in 2004 and is reflected in the above table under capital lease obligations.

         In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. As of December 31, 2003, there was an outstanding balance due GE of $694,718 under the January 2002 facility. Balances due are payable in 42 monthly installments from the date of take-down and is reflected in the above table under capital lease obligations. The $3 million credit line expired on December 31, 2002.

         In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. During 2003, the Company accessed $738,731 of the credit line. As of December 31, 2003, there was an outstanding balance due GE of $674,526 under the July 2003 facility, payable in 36 monthly installments from the date of take-down and is reflected in the above table under capital lease obligations.

CRITICAL ACCOUNTING ESTIMATES

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

         Income Taxes--In preparing our financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes. We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

         Long-lived assets--We review for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. We have not identified any such impairment losses.

         Critical Estimate: Estimated undiscounted future cash flows are based on sales projections for our products under development for which the long-lived assets are used. In 2003, we performed a review for impairment of our manufacturing facility based on projections of sales of our product candidates, for which the facility is anticipated to be ultimately utilized. Overestimating the future cash flows resulting from the commercialization of Alprox TD(R) may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

         Revenue recognition -- Revenues from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. Revenues earned under research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to these agreements are expensed as incurred and classified within "Research and development" expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

         Research and development -- Research and development expenses include costs directly attributable to the conduct of our research and development, including salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research and development fee agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, pre-clinical and clinical development, and the allocable portion of facility costs.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2003 AND 2002.

         Revenues. We recorded revenues of $110,743 during the twelve months of operations in 2003 as compared to $148,028 during the same period in 2002. The 2003 revenues consisted of $6,206 in royalties on sales received from our Asian licensee and $104,537 of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. During 2003, we received an additional $128,708 from research and development agreements with Japanese pharmaceutical companies, which we expect to recognize as revenues in 2004 when we have completed the first phase of development. The sale of Befar(R) in Asia has been slower than anticipated due to several reasons. Firstly, the changing of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted sale of the product in the two markets. Secondly, Befar(R), along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments.

         Cost of Products Sold. Our cost of products sold was nil and $27,030 in 2003 and 2002, respectively and is attributable to our cost for the manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China. Our Asian licensee had a sufficient inventory of the manufacturing supplies during 2003.

         Research and Development Expenses. Our research and development expenses for 2003 and 2002 were $8,439,340 and $21,615,787, respectively. Research and development expenses attributable to Alprox-TD(R) and Femprox(R) for 2003 were $2,885,020 and $35,699, respectively with the balance attributable to NexACT(R) technology based products and indirect overhead related to research and development, as compared to approximately $15,835,000 and $642,000, respectively in 2002. The significant decrease is attributable to the completion of the costly Phase 3 trials for Alprox-TD(R) in December 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002. The significant decrease in research and development expenses was partially offset by an expense of $418,933 in 2003 for bonuses to be paid in 2004 to employees. Research and development expenses include all costs associated with our research and development agreements. We anticipate that total research and development spending in 2004 will increase significantly with the completion of the remaining clinical studies which will cost approximately $20 million and the anticipated filing of the new drug application for Alprox-TD in the first half 2005; the increase in efforts and resources on the application of the NexACT(R) technology to other drug compounds and delivery systems for the development of new products; and the filing of Investigational New Drug applications for some of the NexACT(R)-based products under development which would include the initiation of Phase 1 and 2 clinical studies in the U.S.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $5,900,569 in 2003 as compared to $6,065,347 during 2002. The modest decrease is primarily attributable to the significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002 which is offset by an expense of $655,467 in 2003 for bonuses to be paid in 2004 to employees of which approximately $400,000 will be paid in the Company's common stock. We anticipate that SG&A expenses will increase significantly in 2004 with the escalation in development activities.

         Other income (expense). Other income (expense) was ($152,867) in 2003 as compared to ($81,008) in 2002. The increase is attributable to the loss on the disposition of property and equipment of $114,542. In 2003, we sold some lab equipment that was no longer in use in order to generate some additional cash inflow.

         Interest Expense. We recognized $3,159,338 in interest expense during 2003 as compared to $384,286 during 2002. The significant increase in interest expense is a result of an increase in interest expense charges from convertible notes, including the write-off of the discount attributable to the $5 million convertible notes converted to common stock in 2003, and increased borrowings under our GE Capital facility.

         Net Loss. The net loss was $17,233,566 for 2003, as compared to a loss of $27,641,519 for 2002. The significant decrease in net loss is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in December 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002. We anticipate that net loss in 2004 will increase significantly with the clinical activities and new drug applicationfiling for Alprox-TD(R), and planned development activities for other NexACT(R)-based products under development.

         Net Loss applicable to Common Stock. The net loss applicable to common stock was $20,351,410 or $0.60 per share for 2003, as compared to $27,641,519 or $1.03 per share for 2002. The decrease in net loss applicable to common stock is primarily attributable to the completion of the two pivotal Phase 3 trials for Alprox-TD(R) in December 2002 and a significant reduction in expenses and non-essential personnel under our cash conservation program implemented in November 2002. The decrease in operating expenses was partially offset by the deemed dividend related to the beneficial conversion feature of the preferred stock as discussed in Note 11 of the consolidated financial statements.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2002 AND 2001.

         Revenues. We recorded revenues of $148,028 during the twelve months of operations in 2002 as compared to $68,089 during the same period in 2001. The revenues were comprised of royalty payments and payments for the sale of manufacturing supplies in connection with the sale of Befar(R) in Asia, and from the first milestone payment received from our Japanese research and development partner. The 2002 sales of Befar(R) in China were lower than previously anticipated. Befar(R) along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals.

         Cost of Products Sold. Our cost of products sold was $27,030 and $45,051 and 2002 and 2001, respectively and is attributable to our cost for the manufacturing supplies sold to our Asian licensee for the production of Befar(R) in China. Our Asian licensee had sufficient inventory of the manufacturing supplies during 2002 and made fewer purchases from us.

         Research and Development Expenses. Our research and development expenses for 2002 and 2001 were $21,615,787 and $12,456,384, respectively. The increase is mostly attributable to the pre-clinical and clinical expenses for Alprox-TD(R), as well as to additional research and development personnel for the first ten months of 2002, the increased depreciation for scientific equipment in our facilities in New Jersey and Kansas and depreciation for the expansion of our facilities in Robbinsville and in Princeton, NJ.

         Selling, General and Administrative Expenses. Our selling, general and administrative expenses were $6,065,347 during 2002 as compared to $4,770,021 during 2001. The increase is largely attributable to additional expenses for legal fees related to financing and SEC matters and other operational activities, educational grants and the expansion of investor and shareholder relations programs.

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

         Net Loss. The net loss was $(27,641,519) or a loss of $1.03 per share for 2002, compared with $(16,174,861) or a loss of $(0.63) per share for 2001. The increase in net loss is primarily attributable to the acceleration of U.S. development activities including U.S. clinical studies and the increase to our infrastructure to support these activities. We also used our resources to fund ongoing operations and finance the construction of additional research and development and manufacturing facilities.

QUARTERLY RESULTS

         The following table sets forth selected quarterly financial information for the years ended December 31, 2002 and 2003. The operating results are not necessarily indicative of results for any future period.

                           For the Three Months Ended

-------------------------------------------------------------------------------------------------------------------------
                             March 31, 2002          June 30, 2002         September 30, 2002       December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Total Revenues                           $45,281                 $21,563                 $78,175                   $3,009
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  --                      --                      --                       --
-------------------------------------------------------------------------------------------------------------------------
Loss from Operations                ($5,637,103)            ($6,924,642)            ($6,742,618)             ($8,255,773)
-------------------------------------------------------------------------------------------------------------------------
Net Loss                            ($5,578,848)            ($6,941,103)            ($6,875,397)             ($8,246,171)
-------------------------------------------------------------------------------------------------------------------------
Basic & Diluted Loss
Per Share                                $(0.22)                 $(0.27)                 $(0.24)                   $(.30)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                             March 31, 2003          June 30, 2003         September 30, 2003       December 31, 2003
-------------------------------------------------------------------------------------------------------------------------
Total Revenues                            $1,713                    $971                 $64,552                  $43,507
-------------------------------------------------------------------------------------------------------------------------
Gross Profit                                  --                      --                      --                       --
-------------------------------------------------------------------------------------------------------------------------
Loss from Operations                ($3,088,667)            ($3,413,698)            ($2,848,266)             ($4,878,535)
-------------------------------------------------------------------------------------------------------------------------
Net Loss                            ($3,451,327)            ($3,973,247)            ($3,181,847)             ($6,627,145)
-------------------------------------------------------------------------------------------------------------------------
Basic & Diluted Loss
Per Share                                $(0.12)                 $(0.24)                 $(0.09)                   $(.20)
-------------------------------------------------------------------------------------------------------------------------

SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. Certain provisions of FIN 46 were effective during 2003; however generally FIN 46 must be applied to the first reporting period ending after March 15, 2004. We do not believe the adoption of this Interpretation will have any impact on the Company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows in the future.

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

         In May 2003, the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies (except for the indefinite deferral for certain mandatorily redeemable interests), FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of FAS 150 did not have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
REPORT OF INDEPENDENT AUDITORS                                               22

FINANCIAL STATEMENTS

Consolidated Balance Sheets - December 31, 2003 and 2002                     23

Consolidated Statements of Operations and Comprehensive Loss for
the years ended December 31, 2003, 2002 and 2001                             24

Consolidated Statements of Changes in Stockholders' Equity for
years ended December 31, 2003, 2002 and 2001                                 25

Consolidated Statements of Cash Flows for the years ended December 31,
2003, 2002 and 2001                                                          26

NOTES TO FINANCIAL STATEMENTS                                                27

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of NexMed, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of NexMed, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, has limited capital resources and expects to incur future losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 27, 2004

NEXMED, INC.
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------
                                                                                             DECEMBER 31,
ASSETS                                                                                  2003           2002
Current assets
  Cash and cash equivalents                                                        $  9,479,214    $  1,035,149
  Marketable securities                                                               1,501,204         539,795
  Note receivable                                                                        48,341         198,348
  Prepaid expenses and other current assets                                           1,482,426         498,042
                                                                                   ------------    ------------
        TOTAL CURRENT ASSETS                                                         12,511,185       2,271,334

Fixed assets, net                                                                    10,583,733      11,507,564
Note receivable                                                                             -            48,341
Debt issuance cost, net of accumulated amortization of $794 and $57,575                  38,761         312,888
                                                                                   ------------    ------------
        TOTAL ASSETS                                                               $ 23,133,679    $ 14,140,127
                                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                            $    773,522    $  4,169,449
  Payroll related liabilities                                                         1,273,303         354,992
  Deferred revenue                                                                      128,708             -
  Capital lease obligation                                                              898,861         609,676
                                                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES                                                     3,074,394       5,134,117

Long term liabilities
  Convertible notes payable, net of discount of
  $0 and $669,693                                                                     6,000,000       4,330,307
  Other long term liabilities                                                           458,000         350,000
  Capital lease obligations, net of current portion                                     877,877       1,102,211
                                                                                   ------------    ------------
        TOTAL LIABILITIES                                                            10,410,271      10,916,635
                                                                                   ------------    ------------
Commitments and contingincies (Note 15)

Stockholders' equity:
  Preferred stock $.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                             -               -
  Common stock, $.001 par value, 80,000,000 shares authorized,
    40,123,127 and 28,293,719 shares issued and outstanding, respectively                40,124          28,294
  Additional paid-in capital                                                         97,924,314      71,381,751
  Accumulated other comprehensive loss                                                     (163)       (101,022)
  Deferred compensation                                                                 (19,332)        (97,562)
  Accumulated deficit                                                               (85,221,535)    (67,987,969)
                                                                                   ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY                                                   12,723,408       3,223,492
                                                                                   ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 23,133,679    $ 14,140,127
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
----------------------------------------------------------------------------------------------------------------------
                                                                                  FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                 2003                   2002                  2001
Revenue
    Product sales and royalties                                   $6,206               $63,417               $68,089
    Research and development fees                                104,537                84,611                   -
                                                            ------------          ------------          ------------
        Total revenue                                            110,743               148,028                68,089
                                                            ------------          ------------          ------------
Costs and expenses
    Cost of products sold                                            -                  27,030                45,051
    Research and development                                   8,439,340            21,615,787            12,456,384
    Selling, general and administrative                        5,900,569             6,065,347             4,770,021
                                                            ------------          ------------          ------------
        TOTAL COSTS AND EXPENSES                              14,339,909            27,708,164            17,271,456
                                                            ------------          ------------          ------------
Loss from operations                                         (14,229,166)          (27,560,136)          (17,203,367)
                                                            ------------          ------------          ------------
Other income (expense)
    Other (expense)                                             (152,867)              (81,008)             (174,785)
    Interest income                                               75,574               141,266             1,236,845
    Interest expense                                          (3,159,338)             (384,286)              (33,554)
                                                            ------------          ------------          ------------
        Total other income (expense)                          (3,236,631)             (324,028)            1,028,506
                                                            ------------          ------------          ------------
        Loss before benefit from income taxes                (17,465,797)          (27,884,164)          (16,174,861)

Benefit from income taxes                                        232,231               242,645                   -
                                                            ------------          ------------          ------------
        NET LOSS                                             (17,233,566)          (27,641,519)          (16,174,861)
                                                            ------------          ------------          ------------
    Deemed dividend to preferred shareholders
      from beneficial conversion feature                      (2,942,656)                  -                     -

    Preferred dividend                                          (175,188)                  -                     -
                                                            ------------          ------------          ------------

        NET LOSS APPLICABLE TO COMMON STOCK                  (20,351,410)          (27,641,519)          (16,174,861)
                                                            ------------          ------------          ------------
Other comprehensive loss
    Foreign currency translation adjustments                       3,348                  (223)                   36
    Unrealized gain (loss) on marketable securities               (3,646)                2,562                 6,006
                                                            ------------          ------------          ------------
        COMPREHENSIVE LOSS                                  $(17,233,864)         $(27,639,180)         $(16,168,819)
                                                            ============          ============          ============
Basic and diluted loss per share                            $       (.60)         $      (1.03)         $       (.63)
                                                            ============          ============          ============
Weighted average common shares outstanding
    used for basic and diluted loss per share                 33,649,774            26,937,200            25,486,465
                                                            ============          ============          ============

   The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                COMMON         COMMON      PREFERRED     PREFERRED     ADDITIONAL
                                                STOCK          STOCK         STOCK         STOCK        PAID-IN         ACCUMULATED
                                               (SHARES)       (AMOUNT)     (SHARES)       (AMOUNT)      CAPITAL           DEFICIT
Balance at January 1, 2001                    25,147,384      $25,147                                 $63,009,161      ($24,171,589)
Issuance of common stock
   upon exercise of stock options                189,550          190                                     382,010                 -
Issuance of common stock
   upon exercise of warrants, net                200,000          200                                     599,800                 -
Issuance of common stock for services              5,000            5                                      27,495                 -
Issuance of compensatory options and
   warrants to consultants                             -            -                                     482,770                 -
Capital contribution                                   -            -                                      37,602                 -
Amortization of deferred compensation
   expense                                             -            -                                           -                 -
Unrealized loss from available-for-
   sale securities                                     -            -                                           -                 -
Cumulative translation adjustment                      -            -                                           -                 -
Net loss                                               -            -                                           -       (16,174,861)
                                              ----------       ------         ----          ----      -----------      ------------
Balance at December 31, 2001                  25,541,934       25,542            -             -       64,538,838       (40,346,450)
Issuance of common stock from private
   placement, net of commission paid           2,666,670        2,667                                   5,729,204                 -
Issuance of common stock
   upon exercise of stock options                 53,000           53                                      18,447                 -
Issuance of compensatory options and
   warrants to consultants                             -            -                                      71,840                 -
Issuance of common stock to Board
   of Directors                                   32,115           32                                      56,468                 -
Issuance of common stock to
   employees as bonus                                  -            -                                     104,392                 -
Issuance of warrants as debt
   issuance cost                                       -            -                                      66,861                 -
Discount on convertible note payable                   -            -                                     795,701                 -
Amortization of deferred compensation
   expense                                             -            -                                           -                 -
Unrealized loss from available-for-
   sale securities                                     -            -                                           -                 -
Cumulative translation adjustment                      -            -                                           -                 -
Net loss                                               -            -                                           -       (27,641,519)
                                              ----------       ------         ----          ----      -----------      ------------
Balance at December 31, 2002                  28,293,719       28,294            -             -       71,381,751       (67,987,959)
Issuance of common stock from private
   placement, net of commission paid           3,126,655        3,127            -             -       10,246,854                 -
Issuance of common stock upon
   exercise of options and warrants              750,795          751            -             -          916,011                 -
Issuance of compensatory options
   and warrants to consultants                                                   -             -          253,402                 -
Issuance of common stock to Board
   of Directors                                   15,268           15            -             -           54,988                 -
Stock based compensation to employees            186,938          187            -             -           15,832                 -
Issuance of preferred stock with
   detachable warrants and beneficial
   conversion feature, net of issue
   costs                                               -            -          800             1        7,396,623                 -
Issuance fo common stock upon
   conversion of preferred stock,
   including dividends paid in stock           5,170,907        5,171         (800)           (1)          (5,171)                -
Discount on convertible notes,
   including beneficial conversion
   features and fair value of
   detachable warrants                                 -            -            -             -        2,141,417                 -
Issuance of common stock upon
   conversion of convertible notess,
   including interest paid in stock            2,603,160        2,603            -             -        5,641,970                 -
Stock surrendered by officer and
   retired in payment of loan                    (24,315)         (24)           -             -         (119,363)                -
Realized loss on sale of securities                    -            -            -             -                -                 -
Amortization of deferred
   compensation expense                                -            -            -             -                -                 -
Unrealized loss from available-for-
   sale securities                                     -            -            -             -                -                 -
Cumulative translation adjustment                      -            -            -             -                -                 -
Net loss                                               -            -            -             -                -       (17,233,566)
                                              ----------       ------         ----          ----      -----------      ------------
Balance at December 31, 2003                  40,123,127      $40,124            -             -      $97,924,314      ($85,221,353)

                                                                                                    ACCUMULATED OTHER
                                                                                               COMPREHENSIVE INCOME (LOSS)
                                                                                               ---------------------------
                                                                                             UNREALIZED
                                                                       FOREIGN                 LOSS ON               TOTAL
                                                 DEFERRED             CURRENCY               MARKETABLE          STOCKHOLDERS'
                                               COMPENSATION          TRANSLATION             SECURITIES             EQUITY
Balance at January 1, 2001                        ($9,141)                  $322              ($109,725)          $38,744,175
Issuance of common stock
   upon exercise of stock options                       -                      -                      -               382,200
Issuance of common stock
   upon exercise of warrants, net                       -                      -                      -               600,000
Issuance of common stock for services                   -                      -                      -                27,500
Issuance of compensatory options and
   warrants to consultants                              -                      -                      -               482,770
Capital contribution                                    -                      -                      -                37,602
Amortization of deferred compensation
   expense                                          2,437                      -                      -                 2,437
Unrealized loss from available-for-
   sale securities                                      -                      -                  6,006                 6,006
Cumulative translation adjustment                       -                     36                      -                    36
Net loss                                                -                      -                      -           (16,174,861)
                                               ----------                 ------            -----------          ------------
Balance at December 31, 2001                       (6,704)                   358               (103,719)           24,107,865
Issuance of common stock from private
   placement, net of commission paid                    -                      -                      -             5,731,871
Issuance of common stock
   upon exercise of stock options                       -                      -                      -                18,500
Issuance of compensatory options and
   warrants to consultants                              -                      -                      -                71,840
Issuance of common stock to Board
   of Directors                                   (15,000)                     -                      -                41,500
Issuance of common stock to
   employees as bonus                             (78,294)                     -                      -                26,098
Issuance of warrants as debt
   issuance cost                                        -                      -                      -                66,861
Discount on convertible note payable                    -                      -                      -               795,701
Amortization of deferred compensation
   expense                                          2,436                      -                      -                 2,436
Unrealized loss from available-for-
   sale securities                                      -                      -                  2,562                 2,562
Cumulative translation adjustment                       -                   (223)                     -                  (223)
Net loss                                                -                      -                      -           (27,641,519)
                                               ----------                 ------            -----------          ------------
Balance at December 31, 2002                      (97,562)                   135               (101,157)            3,223,492
Issuance of common stock from private
   placement, net of commission paid                    -                      -                      -            10,249,981
Issuance of common stock upon
   exercise of options and warrants                     -                      -                      -               916,762
Issuance of compensatory options
   and warrants to consultants                          -                      -                      -               253,402
Issuance of common stock to Board
   of Directors                                   (35,000)                     -                      -                20,003
Stock based compensation to employees              78,294                      -                      -                94,313
Issuance of preferred stock with
   detachable warrants and beneficial
   conversion feature, net of issue
   costs                                                -                      -                      -             7,397,424
Issuance fo common stock upon
   conversion of preferred stock,
   including dividends paid in stock                    -                      -                      -                  (801)
Discount on convertible notes,
   including beneficial conversion
   features and fair value of
   detachable warrants                                  -                      -                      -             2,141,417
Issuance of common stock upon
   conversion of convertible notess,
   including interest paid in stock                     -                      -                      -             5,644,573
Stock surrendered by officer and
   retired in payment of loan                           -                      -                      -              (119,387)
Realized loss on sale of securities                     -                      -                101,157               101,157
Amortization of deferred
   compensation expense                            34,936                      -                      -                34,936
Unrealized loss from available-for-
   sale securities                                      -                      -                 (3,646)               (3,646)
Cumulative translation adjustment                       -                  3,348                      -                 3,348
Net loss                                                -                      -                      -           (17,233,566)
                                               ----------                 ------            -----------          ------------
Balance at December 31, 2003                     ($19,332)                $3,483                ($3,646)          $12,723,408

   The accompanying notes are an integral part of these financial statements.

NEXMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------

                                                                                        FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                               2003            2002            2001
Cash flows from operating activities
   Net loss                                                               $(17,233,566)   $(27,641,519)   $(16,174,861)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      Depreciation and amortization                                          1,250,667         882,854         527,011
      Non-cash interest, amortization of debt discount and
        deferred financing costs                                             3,166,072         183,582             -
      Non-cash compensation expense                                            408,636         141,874         512,707
      Non-cash insurance expense (income)                                        3,501          (2,155)         15,044
      Net loss on sale of marketable securities                                 94,824         142,291             -
      Loss on disposal of property and equipment                               114,542             -           112,687
      Decrease (increase) in prepaid expense and other assets               (1,109,109)        381,449         (77,019)
      Increase in deferred revenue                                             128,708             -               -
      Increase in payroll related liabilities                                  918,311         354,992             -
      (Decrease) increase in other long term liabilities                       108,000         350,000             -
                                                                            (3,395,927)      1,974,719         949,223
                                                                          ------------    ------------    ------------
         NET CASH USED IN OPERATING ACTIVITIES                             (15,545,341)    (23,231,913)    (14,135,208)
                                                                          ------------    ------------    ------------
Cash flows from investing activities
   Capital expenditures                                                       (441,297)     (4,698,900)     (4,933,917)
   Issuance of note receivable                                                     -          (309,575)            -
   Proceeds from collection of note receivable                                 198,348          62,886             -
   Purchases of certificates of deposits and marketable securities          (1,504,850)     (3,610,747)     (5,878,345)
   Proceeds from sale/redemption of certificates of deposits and
      marketable securities                                                    545,200       8,763,279       8,126,732
                                                                          ------------    ------------    ------------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (1,202,599)        206,943      (2,685,530)
                                                                          ------------    ------------    ------------
Cash flows from financing activities
   Issuance of common stock, net of offering costs                          11,166,741       5,750,371         982,200
   Issuance of preferred stock, net of offering costs                        7,396,623             -               -
   Return of gain on stock by former executive                                     -               -            37,602
   Issuance of notes payable, net of debt issue costs                        7,510,445       4,696,399             -
   Repayment of notes payable                                                 (950,000)            -               -
   Proceeds from Capital Lease financing for equipment                         738,731       1,111,427       1,113,459
   Principal payments on capital lease obligations                            (673,883)       (411,658)       (101,341)
                                                                          ------------    ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                          25,188,657      11,146,539       2,031,920
                                                                          ------------    ------------    ------------
Effect of foreign exchange on cash                                               3,348            (223)             36
                                                                          ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                         8,444,065     (11,878,654)    (14,788,782)
Cash and cash equivalents
   Beginning of period                                                       1,035,149      12,913,803      27,702,585
                                                                          ------------    ------------    ------------
   End of period                                                           $ 9,479,214     $ 1,035,149     $12,913,803
                                                                          ============    ============    ============

Cash paid for interest                                                     $   142,850     $   196,955     $    33,554

Supplemental disclosure of non-cash investing and financing activities:
   Property and equipment acquired through capital lease obligations       $   738,731     $ 1,111,427     $ 1,113,459
   Conversion of debt to common stock                                        5,600,000             -               -
   Payment of interest in common stock                                         275,448             -               -
   Conversion of preferred stock to common stock                             2,019,826             -               -
   Preferred stock dividend paid in common stock                               175,188             -               -
   Amortization of debt discount                                             2,811,110         126,006             -
   Deemed dividend to preferred shareholders                                 2,942,656             -               -
   Deemed dividend to warrant holders                                          120,717             -               -
   Repayment of officer loan in stock                                          119,387

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

     The accompanying financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $85,221,535 at December 31, 2003 and expects that it will incur additional losses in the future completing the research, development and commercialization of its technologies. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. If the Company is unable to obtain additional financing, operations will need to be discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Significant accounting principles followed by the Company in preparing its financial statements are as follows:

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     RECLASSIFICATIONS
     Reclassifications of certain amounts for prior years have been recorded to conform to the current year presentation.

     TRANSLATION OF FOREIGN CURRENCIES
     The functional currency of the Company's foreign subsidiary located in Hong Kong is the local currency. Assets and liabilities of the Company's foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholder's equity. Transaction gains or losses are included in the determination of operating results.

     CASH AND CASH EQUIVALENTS
     For purposes of the balance sheets and the statements of cash flows, cash equivalents represent all highly liquid investments with an original maturity date of three months or less.

     MARKETABLE SECURITIES
     Marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months at the date of purchase and less than one year from the

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     date of the balance sheet, and equity investments in publicly-traded companies. The Company classifies all debt securities and equity securities with readily determinable market value as "available for sale" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Gross unrealized losses were $3,646 and $103,359 for 2003 and 2002, respectively. All unrealized losses were less than 12 months in nature. Gross realized gains from the sales of securities classified as available for sale were $17,016, $143,971, and $269,058 for 2003, 2002 and
     2001 respectively. Gross realized losses were $111,840, $1,680, and $263,052 respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to other income (expense) in the periods incurred.

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

     LONG-LIVED ASSETS
     The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. No such impairment losses have been recorded by the Company during 2003, 2002 or 2001.

     REVENUE RECOGNITION
     Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

     Revenues earned under research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable. All costs related to these agreements are expensed as incurred and classified

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     within "Research and development" expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred and include the cost of salaries, building costs, utilities, allocation of indirect costs, and expenses to third parties who conduct research and development, pursuant to development and consulting agreements, on behalf of the Company.

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

     At December 31, 2003, 2002 and 2001, outstanding options to purchase 5,414,617, 4,750,755, and 3,834,575 shares of common stock, respectively, with exercise prices ranging from $.50 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 7,272,261, 2,044,908, and 2,206,549 shares of common stock, respectively, with exercise prices ranging from $1.00 to $16.20 have also been excluded from the computation of diluted loss per share as they are antidilutive. Promissory notes convertible into 923,077 and 1,225,490 shares of common stock (see Note 6) in 2003 and 2002 respectively have also been excluded from the computation of diluted loss per share as they are antidilutive.

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Had the company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the company's net loss and loss per share would have been as follows:

                                                                          FOR THE YEAR ENDED
                                                                 2003          2002            2001
Net loss applicable to common stock, as reported            $(20,351,410)   $(27,641,519)   $(16,174,861)
Add: Stock-based compensation expense included
      in reported net loss                                       408,636         141,874         512,707
Deduct: Total stock-based compensation expense determined
      under fair-value based method for all awards            (2,211,685)     (2,591,717)     (2,605,307)
                                                            ---------------------------------------------
Proforma net loss applicable to common stock                $(22,154,459)   $(30,091,362)   $(18,267,461)
                                                            =============================================
Basic and diluted loss per share:
As reported                                                       $(0.60)         $(1.03)         $(0.63)
Proforma                                                          $(0.66)         $(1.12)         $(0.72)

     Additional disclosures required under SFAS 123 are presented in Note 9.

     CONCENTRATION OF CREDIT RISK
     From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts.

     COMPREHENSIVE LOSS
     We have recorded comprehensive loss in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires the presentation of the components of comprehensive loss in the Company's financial statements. Comprehensive loss is defined as the change in the Company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments and unrealized gains/losses on available for sale securities). Accumulated other comprehensive (loss) income included in the Company's balance sheet is comprised of translation adjustments from the Company's foreign subsidiaries and unrealized gains and losses on investment in marketable securities.

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     assets and estimated cost to complete under its research contracts. Actual results may differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). Variable Interest Entities ("VIEs") are entities where control is achieved through means other than voting rights. FIN 46 provides guidance on the identification of and financial reporting for VIEs. A VIE is required to be consolidated if the company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive a majority of the entity's residual returns, or both. Certain provisions of FIN 46 were effective during 2003; however generally FIN 46 must be applied to the first reporting period ending after March 15, 2004. We do not believe the adoption of this Interpretation will have any impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows in the future.

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

     In May 2003, the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies (except for the indefinite deferral for certain mandatorily redeemable interests),

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that the adoption of FAS 150 did not have a material impact on its financial statements.

3. RESEARCH AND DEVELOPMENT AGREEMENTS

     In November 2003, the Company entered into an agreement with a Japanese pharmaceutical company whereby NexMed will provide contract development services for an innovative topical treatment for a form of herpes. The Company received $100,000 as a signing payment, of which, it has recognized revenue of approximately $13,000 in 2003 and has deferred approximately $87,000 in revenue that is expected to be recognized upon completion of the first phase of development in the first quarter of 2004. Pending the satisfactory completion of certain milestones, the Company will receive additional payments from the development partner.

     In November 2003, the Company entered into an R&D agreement with a Japanese pharmaceutical company to develop a new local anesthetics gel designed for pain relief associated with dental procedures, superficial skin surgery and skin graft harvesting, and needle insertions. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $5,000 in 2003 and has deferred approximately $41,000 in revenue that is expected to be recognized upon completion of the first phase of development in the first quarter of 2004. Pending the satisfactory completion of certain milestones, the Company expects to receive additional payments from the development partner.

     In October 2003, the Company entered into an R&D agreement with a Japanese Pharmaceutical company to develop a tape/patch treatment for chronic pain. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $21,000 in 2003. The Company completed the first phase of development but the development partner decided to suspend all remaining development work on this project due to new regulatory developments in Japan. As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further.

     In August 2003, the Company entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma, which incorporates an off-patent anti-asthmatic drug compound and the NexACT(R) technology. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $21,000 in 2003. The Company completed the first phase of development but the partner elected not to take the project to the next stage of development due to proprietary reasons. As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further.

     In August 2002, the Company entered into a research and development agreement with a Japanese pharmaceutical company. Pursuant to the terms of this agreement, the Company will develop a new tape/patch treatment for urinary dysfunction which incorporates the Japanese partner's proprietary drug compound with the NexACT(R) technology. Pursuant to the terms of the agreement, the Company retains the rights to manufacture and commercialize the new product worldwide except in Japan. The Company recognized revenue of approximately $42,000 and $85,000 in 2003 and 2002

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     respectively. The Company completed the first phase of development and the Japanese pharmaceutical company elected not to take the project to the next stage of development due to proprietary reasons. As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further.

4. NOTE RECEIVABLE

     The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and is payable in monthly installments of principal and interest through February 2004. As of December 31, 2003, $48,341 of the principal amount remained outstanding.

5. FIXED ASSETS

     Fixed assets at December 31, 2003 and 2002 are comprised of the following:


                                                 2003               2002

       Land                                     363,909            363,909
       Building                               7,210,118          7,116,929
       Machinery and equipment                1,191,707          1,761,926
       Capital lease - Equipment              2,881,220          2,224,886
       Computer software                        565,158            565,158
       Furniture and fixtures                   343,971            343,971
       Leasehold improvements                   637,907            634,624
                                            -----------        -----------
                                             13,193,990         13,011,403

       Less: accumulated depreciation        (2,610,257)        (1,503,839)
                                            -----------        -----------

                                            $10,583,733        $11,507,564
                                            ===========        ===========

     Depreciation and amortization expense was $1,250,667, $882,855, and $527,011 for 2003, 2002 and 2001 respectively, of which $424,778, $268,716 and $74,230 related to capital leases for the respective years. Accumulated amortization of assets under capital leases was $796,144 and $371,366 at December 31, 2003 and 2002, respectively.

6. NOTES PAYABLE

     On December 12, 2003, the Company issued convertible notes (the "2003 Notes") with a face value of $6 million. The 2003 Notes are payable on May 31, 2007 and are collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Notes are initially convertible into shares of the Company's common stock at a conversion price initially equal to $6.50 per share (923,077 shares). The conversion price will be adjusted on June 14, 2004 to the volume weighted average price of the Company's stock over the six month period beginning December 15, 2003 and ending on June 14, 2004 but will be no greater than $6.50 and no less than $5.00. Interest accretes on the 2003 Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices.

     On June 11, 2002, the Company issued Notes with a face value of $5 million to two purchasers ("the 2002 Notes"). Outstanding principal and accrued interest on the 2002 Notes were payable on November 30, 2005 and were collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Notes were initially convertible into shares of the Company's common stock at a conversion price equal to $4.08 per share (1,225,490 shares). The terms of the 2002 Notes provided that, if the Company were to issue shares of its common stock subsequent to September 30, 2002 at per share prices lower than the conversion price of the 2002 Notes, the conversion price may be adjusted lower. Interest accretes on the 2002 Notes on a semi-annual basis at a rate of 5% per annum, and the Company had the option topay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices. Subject to certain exceptions, the Company had prepayment rights for portions of the principal amount, payable in cash or by conversion into common stock at a 10% discount to average market prices. The purchasers also received warrants to purchase 389,408 shares of common stock (the "Warrants") at an exercise price equal to the initial conversion price of the Notes and a term of five years from the date of issuance. The Company valued the warrants using the Black-Scholes pricing model and allocated to the warrants $795,701 of the proceeds from the 2002 Notes, based upon the relative fair value of the 2002 Notes and the Warrants, and has recorded such amount as discount on the 2002 Notes. The discount was amortized to interest expense over the term of the 2002 Notes. Assumptions utilized in the Black-Scholes model to value the Warrants were: exercise price of $4.08 per share; fair value of the Company's common stock on date of issuance of $3.00 per share; volatility of 100%; term of five years and a risk-free interest rate of 3%.

     On February 4, 2003 the terms of the 2002 Notes were amended. In order to induce the holders to exercise all of their outstanding warrants in full, the Company agreed to reduce the warrant exercise price to $1.37 (originally $4.08) per share. In addition, the Company also agreed to reduce the conversion price of the 2002 Notes to $2.75 from $4.08 per share. Pursuant to the amendment, all of the warrants were exercised on February 4, 2003 and the Company received cash proceeds of $533,489 from such exercise. Pursuant to the original terms of the 2002 Notes, the conversion price was further reduced to $2.71 as a result of the March 2003 private placement. As a result of the February 2003 amendments and the Company's sale of securities in March 2003, the Company recorded a deemed dividend to the warrant holders of $120,717, representing the incremental fair value of the warrant as a result of reducing the exercise price, and recorded an additional discount on the 2002 Notes of $1,305,148 reflecting the changes to the conversion price. The latter was being amortized to interest expense over the remaining term of the 2002 Notes.

     As a result of the April and July 2003 placements, the conversion price of the 2002 Notes was further reduced to $2.38 and the Company recorded an additional discount of $763,727, which was amortized to interest expense over the remaining term of the 2002 Notes.

     In April and October 2003, respectively, pursuant to the terms of the 2002 Notes, the Company issued 102,179 shares and 25,253 shares of its common stock as payment of an aggregate of $217,411 in interest on the 2002 Notes.

     On June 17, 2003, $500,000 of the convertible note was converted to common stock. On July 14 and September 18, 2003, respectively, an additional $650,000 and $150,000 of the 2002 Notes were

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     converted to common stock and in October and November 2003 an aggregate of $1,450,000 of the 2002 Notes was converted to common stock. In connection with such conversions, one of the noteholders converted the full amount of its note. In addition, on October 15, 2003, pursuant to the terms of the 2002 Notes, the Company issued a conversion notice to the other holder to convert $250,000 of its note to common stock at a conversion price equal to the 10 day average market price prior to November 3, 2003 ($4.57). The holder subsequently issued a blocking notice pursuant to the terms of the 2002 Notes which prevents the Company from issuing further conversion notices to the holder for one year. At closing for the 2003 Notes, the purchasers converted the remaining principal balance at December 12, 2003 of $2,000,000 on the 2002 Notes into shares of the Company's common stock at a conversion price of $2.38 per share. A total of 2,047,888 shares of common stock were issued in connection with the above-mentioned conversions of the 2002 Notes in 2003. The Company also issued 18,464 shares of common stock as payment of all unpaid accrued interest on the Note through December 12, 2003. In January and February 2003, the Company issued two short-term promissory notes, for an aggregate principal amount of $600,000, to one accredited investor. These promissory notes bore interest at 12% per annum and were convertible at the option of the noteholders into the Company's securities at such time as the Company closed a private placement of its securities. On March 21, 2003, the Company closed a private placement of its shares of common stock at $1.50 per share and the noteholder elected to convert the outstanding $600,000 in principal and $14,064 in accrued interest into 409,376 shares of our common stock and 307,032 warrants to purchase shares of our common stock.

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

     For the years ended December 31, 2003 and 2002, the Company recorded amortization of the debt discount of $2,811,110 and $126,006, respectively and amortization of loan closing costs of $82,807 and $57,575, respectively.

7. LINE OF CREDIT

     In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42 month capital lease. As of December 31, 2002, the Company had financed $1,113,459 of equipment purchases under the GE credit line. The $5 million credit line expired in March 2002, and as of

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     December 31, 2003, there was an outstanding balance due GE of $407,494 under this facility. This balance is payable in monthly installments through various dates in 2004.

     In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. As of December 31, 2003, there was an outstanding balance due GE of $694,718 under the January 2002 facility. Balances due are payable in 42 monthly installments from date of take-down. The $3 million credit line expired on December 31, 2002.

     In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. During 2003, the Company accessed $738,731 of the credit line. As of December 31, 2003, there was an outstanding balance due GE of $674,526 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

8. RELATED PARTY TRANSACTIONS

     In April 2002, the Company advanced $150,000 to James L. Yeager, Ph.D., the Company's Senior Vice President for Scientific Affairs and a director. The note was repaid in full by December 31, 2003. The advance was evidenced by a promissory note, which bore interest at 5% per annum and was due on November 15, 2002. The note was not paid in full by November 15, 2002 and went into default. According to the terms of the note, upon default the interest rate increased to 15% per annum. Interest due on the promissory note at the default rate of 15% was paid on a timely basis. On October 16, 2003, Dr. Yeager surrendered 24,315 shares of the Company's common stock to the Company, which the Company then retired, as payment in full of the promissory note. The number of shares surrendered was determined by dividing the outstanding principal and accrued interest on the promissory note of $119,386.98 by the closing sale price of the Company's common stock on October 16, 2003. The note receivable was included in the December 31, 2002 Condensed Consolidated Balance Sheet under "Prepaid expenses and other assets".

9. STOCK OPTIONS

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A summary of stock option activity is as follows:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                          NUMBER OF     EXERCISE
                                                            SHARES        PRICE

      Outstanding at December 31, 2000                    3,582,675        3.67
                                                          =========     =======
         Granted                                            537,400        0.75
         Exercised                                         (189,550)       2.02
         Cancelled                                          (95,950)       6.77
                                                          ---------     -------
      Outstanding at December 31, 2001                    3,834,575     $  3.72
                                                          =========     =======
         Granted                                          1,555,573        1.35
         Exercised                                          (53,000)       0.35
         Cancelled                                         (586,393)       4.04
                                                          ---------     -------
      Outstanding at December 31, 2002                    4,750,755     $  2.92
                                                          =========     =======
         Granted                                          1,110,350        2.80
         Exercised                                         (326,074)       0.88
         Cancelled                                         (120,414)       6.37
                                                          ---------     -------
      Outstanding at December 31, 2003                    5,414,617     $  2.94
                                                          =========     =======

      Exercisable at December 31, 2003                    4,269,617     $  2.92
                                                          =========     =======
      Exercisable at December 31, 2002                    3,162,900     $  3.46
                                                          =========     =======
      Exercisable at December 31, 2001                    2,731,291     $  3.26
                                                          =========     =======
      Options available for grant at December 31, 2003    1,380,259
                                                          =========

     The following table summarizes information about options outstanding at December 31, 2003:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                        ------------------------------------------------------    ---------------------------------
                                         WEIGHTED AVERAGE
        RANGE OF           NUMBER           REMAINING         WEIGHTED AVERAGE      NUMBER        WEIGHTED AVERAGE
    EXERCISE PRICES     OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
      $.50 - 1.85         1,314,467         8.43 years              $0.99             892,567          $0.73
      2.00 - 3.85         2,209,750         5.36 years               2.45           1,808,000           2.29
      4.00 - 5.50         1,754,500         6.77 years               4.19           1,433,150           4.04
      7.00 - 8.00            30,000         6.45 years               8.00              30,000           8.00
    12.00 - 16.25           105,900         6.81 years              15.47             105,900          15.47
                          ---------                                 -----           ---------          -----
                          5,414,617                                 $2.94           4,269,617          $2.92
                          =========                                 =====           =========          =====

       The weighted average grant date fair value of options granted during 2003, 2002 and 2001 was $2.60, $1.23 and $2.26, respectively.

       The fair value of each option and warrant (note 13) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:

                                2003             2002           2001
Dividend yield                  0.00%           0.00%           0.00%
Risk-free yields        1.35% - 4.58%   1.35% - 3.00%   4.39% - 6.71%
Expected volatility              100%            100%       65% - 80%
Option terms             1 - 10 years    1 - 10 years    1 - 10 years

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.    COMMON STOCK

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

       In connection with the private placement, the Company paid a placement agent $249,938 in cash and issued to the placement agent warrants to purchase 222,167 shares of the Company's common stock at an exercise price of $2.81 per share and a term of three years from the date of issuance.

11.    PREFERRED STOCK

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       On July 1, 2003, pursuant to the Certificate of Designation of the preferred stock, the Company issued 34,946 shares of its common stock as payment of a dividend of $121,841. In addition a dividend of $53,347 was declared in connection with the conversion of the preferred stock discussed below and 35,874 shares of common stock were issued in payment of such dividend.

       The Certificate of Designation of the preferred stock provided that the preferred stock would be automatically converted into common stock if the twenty trading day average closing bid price of the Company's common stock exceeded 250% of the conversion price of the preferred stock for twenty consecutive trading days. On August 1, 2003, the foregoing condition was satisfied and the Company issued a notice to the holders of the preferred stock that all of the outstanding shares of preferred stock were automatically converted into 5,100,089 shares of common stock. Thus, as of December 31, 2003, no shares of series B preferred stock remained outstanding.

12.    STOCKHOLDER RIGHTS PLAN

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

13.    WARRANTS

       A summary of warrant activity is as follows:

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                      WEIGHTED
                                    COMMON SHARES      AVERAGE
                                    ISSUABLE UPON     EXERCISE
                                      EXERCISE          PRICE
                                      --------          -----
Outstanding at January 1, 2001       2,291,549          10.85
  Issued                               115,000          12.22
  Exercised                           (200,000)          3.00
                                    ----------        -------
Outstanding at December 31, 2001     2,206,549          11.59
                                    ----------        -------
  Issued                             1,183,850           3.27
  Redeemed                          (1,345,491)         14.31
                                    ----------
Outstanding at December 31, 2002     2,044,908           5.03
                                    ----------        -------
  Issued                             5,959,990           2.10
  Redeemed                           (424,811)           3.96
  Cancelled                          (307,826)          14.37
                                    ----------        -------
Outstanding at December 31, 2003     7,272,261           2.32
                                    ----------        -------

       In connection with the preferred stock placement (Note 11), the Company issued warrants to purchase 4,398,827 shares of common stock. Each preferred shareholder received two-year warrants to purchase 5,499 shares of common stock vesting in April 2005.

       In connection with the private placement on June 28, 2002 (Note 9), the Company issued warrants to purchase 533,334 shares of common stock , pursuant to a Unit Purchase Agreement. The investors paid $11.25 per unit and received five shares of NexMed common stock and a two-year warrant for the right to purchase one share of common stock at $2.81. The Company also issued to the placement agent warrants to purchase 222,167 shares of the Company's common stock at an exercise price of $2.81 per share and a term of three years from the date of issuance.

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

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.    INCOME TAXES

       The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $47.1 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $2.7 million. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

       In 2002, the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program. The Company has approximately $1.65 million in NJ tax credits, and was approved to sell $261,000 in 2003 and $279,000 in 2002. The Company received proceeds of $232,231 and $242,645 in 2003 and 2002, respectively, as a result of the sale of the tax credits.

       The net operating loss carryforwards and tax credit carryforwards result in a noncurrent deferred tax benefit at December 31, 2003 and 2002 of approximately $23.1 million and $17.9 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

       The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                FOR THE YEARS ENDED
                                                    DECEMBER 31,
                                                    ------------
                                        2003            2002            2001

Federal statutory tax rate              (35%)           (35%)           (35%)
State taxes, net of federal benefit      (6%)            (6%)            (6%)
Valuation allowance                      41%             41%             41%
Sale of state net operating losses    (1.33%)         (0.87%)         (0.00%)
                                      -------         -------         -------
PROVISION (BENEFIT) FOR INCOME TAXES  (1.33%)         (0.87%)         (0.00%)
                                      -------         -------         -------

       For the years ended December 31, 2003, 2002 and 2001, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

       Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards.

15.    COMMITMENTS AND CONTINGENCIES

       The Company is a party to clinical research agreements totaling approximately $12.8 million. These agreements provide that upon cancellation, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At December 31, 2003, this amounts to $1,265,000. The Company anticipates that the clinical research in connection with the agreements will be completed by the first half of 2005.

       The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

       We have been the subject of a number of lawsuits. On March 22, 2003 five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company's benefits), claiming their termination was due to age discrimination and seeking unspecified damages. This complaint is covered by a labor insurance policy the Company maintains through Administaff and the insurance company has appointed counsel.

       Another lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one of the above five employees against the Company for an unspecified bonus amount that he believes he should have received for completing the construction of the Company's East Windsor facility. The Company has engaged counsel to defend its position.

       The Company intends to defend itself vigorously against the above mentioned claims and believes it has valid defenses; however, each of the cases are still in the preliminary stages and the likely outcomes can not be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

       On December 29, 2003, a consultant previously engaged by the Company filed a suit in the Superior Court of New Jersey, Chancery Division:
       Mercer County, which subsequently was removed to the United States District Court for the District of New Jersey, alleging a breach by the Company of a consulting agreement entered into with that consultant in January 2003. The plaintiff alleged that the Company failed to issue certain warrants provided for under that agreement, which the Company terminated in April 2003. The complaint did not specify any particular amount of monetary risk and expense damages. The Company has engaged counsel to defend its position.

       The Company leases office space and research facilities under operating lease agreements expiring through 2006. The Company also leases equipment from GE Capital under capital leases expiring through 2006 (Note 7). Future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more, consist of the following at December 31, 2003:

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        OPERATING               CAPITAL

2004                                 $   476,910             $ 1,017,450
2005                                     469,378                 690,816
2006                                     100,823                 241,099
2007                                       2,100                       -
                                     -----------             -----------
     Total minimum lease payments    $ 1,049,211             $ 1,949,365
                                     ===========
Less: amount representing interest                              (172,627)
Present value of future minimum lease payments                 1,776,738
Less: current portion                                           (898,861)
                                                             -----------
Capital lease obligations, net of current portion            $   877,877
                                                             ===========


       The Company also leases office space under short-term lease agreements. Total rent expense was $460,643, $452,052, and $535,023 in 2003, 2002, and 2001 respectively.

       On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of Dr. Mo's base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. As of December 31, 2003 and 2002, the Company has accrued approximately $458,000 and $350,000 respectively, which is included in other long-term liabilities, based upon the estimated present value of the vested portion of the obligation.

16.    SEGMENT AND GEOGRAPHIC INFORMATION

        The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and business development operations in the United States and Hong Kong.

       Geographic information as of December 31, 2003, 2002 and 2001 are as follows:

NEXMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                       FOR THE YEARS ENDED DECEMBER 31,
                                  2003              2002                 2001
                                  ----              ----                 ----
NET REVENUES
  United States             $     12,718     $          -         $         -
  Hong Kong                       98,025          148,028              68,089
                            ------------     ------------         -----------
                            $    110,743     $    148,028         $    68,089
                            ============     ============         ===========


                                                DECEMBER 31,
                                  2003              2002                 2001
                                  ----              ----                 ----
LONG-LIVED ASSETS
  United States             $ 10,583,733     $ 11,507,564         $ 7,691,517
  Hong Kong                            -                -                   -
                            ------------     ------------         -----------
                            $ 10,583,733     $ 11,507,564         $ 7,691,517
                            ============     ============         ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-K that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Acting Chief Financial Officer that occurred during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.


         PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information called for by Item 10 is set forth under the heading "Election of Directors" and "Committees of the Board" in the 2004 Proxy Statement, which is incorporated herein by this reference and "Executive Officers" of Part I of this Report.

         We have not yet adopted a code of ethics for our principal executive officer and principal financial officer due to time constraints in light of the recent imposition of the disclosure requirement. However, we intend to adopt such a code of ethics at our next board meeting on May 24, 2004. At such time, we will post the text of our code of ethics on our

         Internet website at www.nexmed.com. In addition, we will disclose on our website the nature of any amendments to, or waivers from, our code of ethics in accordance with all applicable laws and regulations.

ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2004 Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Other than as set forth below, information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement, which is incorporated herein by this reference.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information as of December 31, 2003, about NexMed Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

                        (a)                     (b)                     (c)
--------------------- ------------------------ ----------------------- ------------------------------------------
                        Number of securities
                        to be issued upon       Weighted-average        Number of securities remaining available
Plan category           exercise of             exercise price of       for future issuance under equity
                        outstanding options,    outstanding options,    compensation plans (excluding securities
                        warrants and rights     warrants and rights     reflected in column (a))
--------------------- ------------------------ ----------------------- ------------------------------------------
Equity compensation
plans approved by       5,414,617 (1)           $2.94                   1,380,259 (2)
security holders
--------------------- ------------------------ ----------------------- ------------------------------------------
Equity compensation
plans not approved by   -                       -                       -
security holders
--------------------- ------------------------ ----------------------- ------------------------------------------
Total                   5,414,617               $2.94                   1,380,259
--------------------- ------------------------ ----------------------- ------------------------------------------


(1) Consists of options outstanding at December 31, 2003 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed Inc. Recognition and Retention Stock Incentive Plan (the "Recognition Plan").

(2) Consists of the aggregate number of shares of Stock that remain available for future issuance, at December 31, 2003, under all of our stockholder approved Equity Plans. This consists of 1,014,859 shares available under the Incentive Plan and 365,400 shares available under the Recognition Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Information called for by item 14 is set forth under the heading "Principal Accountant Fees and Services" in the 2004 Proxy Statement, which is incorporated herein by reference.

         PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements:

                  The information required by this item is included in Item 8 of
                  Part II of this Form 10-K.

                  2.       Financial Statement Schedules

                  Report of Independent Accountants on Financial Statement Schedule for the three years in the period ended December 31, 2003.

                  Schedule II - Valuation and Qualifying Accounts.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of NexMed, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004 appearing in the Annual Report to Shareholders of NexMed, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K), also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
New York, New York
February 27, 2004


                                                                     SCHEDULE II
                                                                     -----------


                                  NEXMED, INC.
                                  ------------
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------------------

                                                     Balance at     Charged to      Charged to
                                                     Beginning       Costs and         Other                         Balance at
                   Description                        of Year        Expenses        Accounts        Deductions      End of Year
                   -----------                        -------        --------        --------        ----------      -----------

YEAR ENDED DECEMBER 31, 2003
      Valuation allowance - deferred tax asset    $17,901,534      $5,196,543              --                --      $23,098,077
YEAR ENDED DECEMBER 31, 2002
       Valuation allowance - deferred tax asset    $8,699,708      $9,201,826              --                --      $17,901,534
YEAR ENDED DECEMBER 31, 2001
      Valuation allowance - deferred tax asset     $4,572,023      $4,127,685              --                --       $8,699,708

                  All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.


                  3.       Exhibits
                           --------


      EXHIBITS         DESCRIPTION
      NO.
      ---
      3.1              Amended and Restated Articles of Incorporation of the Company (incorporated by reference to
                       Exhibit 2.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

      3.2              Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the
                       Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).

      3.3              Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000
                       (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the
                       Securities and Exchange Commission on March 31, 2003).


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

      4.4              Certificate of Designation of the Company's Series B 8% Cumulative Convertible Preferred Stock
                       (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed with the
                       Securities and Exchange Commission on May 14, 2003).

      4.5              Form of Warrant dated April 21, 2003 (incorporated herein by reference to Exhibit 4.2 to the
                       Company's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).

      4.6              Form of Common Stock Purchase Warrant dated July 2, 2003 (incorporated herein by reference to
                       Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the Securities and
                       Exchange Commission on July 17, 2003).

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

      10.7*            Employment Agreement dated February 26, 2002 by and between NexMed, Inc. and Dr. Y. Joseph Mo
                       (incorporated by reference to Exhibit 10.7 of the Company's Form 10-K filed with the Securities and
                       Exchange Commission on March 29, 2002 ).

      10.8             Letter Agreement dated February 6, 2001, by and among NexMed, Inc. and General Electric Capital
                       Corporation (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed with the
                       Securities and Exchange Commission on March 29, 2002.)

      10.9             Letter Agreement dated January 2, 2002, by and among NexMed, Inc. and General Electric Capital
                       Corporation (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed with the
                       Securities and Exchange Commission on March 29, 2002.)


      10.10            Purchase Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings,
                       Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.1 to the Company's Form
                       10-Q filed with the Securities and Exchange Commission on August 14, 2002).

      10.11            Registration Rights Agreement between the Company and The Tailwind Fund Ltd. and Solomon
                       Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and
                       Exchange Commission on August 14, 2002).

      10.12            Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the Securities and
                       Exchange Commission on August 14, 2002).

      10.13            Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., a
                       wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic
                       Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.4 to the
                       Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002).

      10.14            Form of Unit Purchase Agreement dated June 28, 2002 (incorporated herein by reference to Exhibit
                       10.5 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14,
                       2002).

      10.15            Preferred Stock and Warrant Purchase Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange
                       Commission on May 14, 2003).

      10.16            Investor Rights Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to
                       Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on May
                       14, 2003).

      10.17            Common Stock and Warrant Purchase Agreement, dated as of July 2, 2003, between the Company and the Purchasers identified on Schedule 1 to the Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 filed with the Securities and
                       Exchange Commission on July 17, 2003).

      10.18            Investor Rights Agreement, dated as of July 2, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 17, 2003).

      10.19            Letter Agreement dated July 12, 2003, between NexMed, Inc. and General Electric Capital
                       Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003).

      10.20*           Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and James L. Yeager
                       (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the
                       Securities and Exchange Commission on November 12, 2003).

      10.21*           Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and Kenneth F. Anderson
                       (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the
                       Securities and Exchange Commission on November 12, 2003)..

      10.22*           Employment Agreement dated September 26, 2003 by and between NexMed, Inc. and Vivian H. Liu
                       (incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the
                       Securities and Exchange Commission on November 12, 2003).




      10.23*           Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and
                       NexMed, Inc. dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the
                       Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

      10.24            Purchase Agreement, dated as of December 12, 2003, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Registration
                       Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

      10.25            Registration Rights Agreement, dated as of December 12, 2003, between the Company and the
                       Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company's
                       Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January
                       13, 2004).

      10.26            Form of 5% Convertible Note due May 31, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange
                       Commission on January 13, 2004).

      10.27            First Amendment of Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed
                       (U.S.A.), Inc., in favor of The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc., dated as of December 12, 2003 (incorporated herein by reference to Exhibit 10.4 to the Company's
                       Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January
                       13, 2004).

      10.28            Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated December 12, 2003.

      21               Subsidiaries.

      23               Consent of PricewaterhouseCoopers LLP, independent accountants.

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



         (b)      Reports on Form 8-K
                  -------------------

         There were no reports on Form 8-K filed by the Company during the fourth quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.



Dated:  March 4, 2004       By:   /s/ Y. Joseph Mo
                                   ---------------------------------------------
                                   Y. Joseph Mo
                                   Chairman of the Board of Directors, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                        TITLE                                         DATE
             ---------                                        -----

/s/ Y. Joseph Mo                     Chairman of the Board of Directors, President and                 March 4, 2004
-------------------------            Chief Executive Officer
Y. JOSEPH MO

/s/ Vivian H. Liu
-------------------------
VIVIAN H. LIU                        Vice President, Chief Financial Officer and Secretary             March 4, 2004


/s/ James Yeager
-------------------------
JAMES YEAGER                         Director, Senior Vice-President, Scientific Affairs               March 4, 2004

/s/ Richard J. Berman
-------------------------
RICHARD J. BERMAN                    Director                                                          March 4, 2004

/s/ Arthur D. Emil
-------------------------
ARTHUR D. EMIL                       Director                                                          March 4, 2004

 /s/ Robert W. Gracy
-------------------------
ROBERT W. GRACY                      Director                                                          March 4, 2004


/s/ Stephen M. Sammut
-------------------------
STEPHEN M. SAMMUT                    Director                                                          March 4, 2004

/s/ Martin Wade III
-------------------------
MARTIN WADE III                      Director                                                          March 4, 2004

                                  EXHIBIT INDEX

      EXHIBITS         DESCRIPTION
      NO.
      ---
      10.28            Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated December 12, 2003.

      21               Subsidiaries.

      23               Consent of PricewaterhouseCoopers LLP, independent accountants.

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