Form 10-Q
period 2004-03-31
NEXMED INC
filed 2004-05-06
CIK 1017491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.


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

Yes [X]     No [ ]

Check whether the registrantant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [X]     No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 4, 2004, 40,340,113 shares of Common Stock, par value $0.001 per share, were outstanding.

                                Table of Contents

                                                                            Page

Part I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Unaudited Consolidated Balance Sheets at March 31, 2004 and
                December 31, 2003............................................. 1

                Unaudited Consolidated Statements of Operations for the Three
                Months Ended March 31, 2004 and March 31, 2003 ............... 2

                Unaudited Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2004 and March 31, 2003 ............... 3

                Notes to Unaudited Consolidated Financial Statements.......... 4

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................... 7

        Item 3. Quantitative and Qualitative Disclosures about Market Risk....17

        Item 4. Controls and Procedures.......................................17

Part II. OTHER INFORMATION

        Item 1. Legal Proceedings.............................................17

        Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                Equity Securities.............................................18

        Item 6. Exhibits and Reports on Form 8-K..............................18

Signatures....................................................................19

Exhibit Index.................................................................20

                                  NEXMED, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              MARCH 31,      DECEMBER 31,
                                                                2004            2003
Assets
Current assets:
  Cash and cash equivalents                                 $  5,295,220    $  9,479,214
  Marketable securities                                        1,504,622       1,501,204
  Note receivable, current                                         5,916          48,341
  Prepaid expenses and other assets, net                       2,015,468       1,482,426
                                                            ----------------------------
     Total current assets                                      8,821,226      12,511,185

Fixed assets, net                                             10,346,017      10,583,733
Debt issuance cost, net of accumulated amortization               35,924          38,761
                                                            ----------------------------
     Total assets                                           $ 19,203,167    $ 23,133,679
                                                            ============================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                     $    873,857    $    773,522
  Payroll related liabilities                                  1,287,584       1,273,303
  Deferred revenue                                                97,958         128,708
  Capital lease obligations - current portion                    870,504         898,861
                                                            ----------------------------
     Total current liabilities                                 3,129,903       3,074,394
                                                            ----------------------------
Long Term liabilities:
  Convertible notes payable                                    6,000,000       6,000,000
  Other long term liabilities                                    458,000         458,000
  Capital lease obligations                                      689,013         877,877
                                                            ----------------------------
     Total Liabilities                                        10,276,916      10,410,271
                                                            ----------------------------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000
     shares authorized, none issued and outstanding                -               -
  Common stock, $.001 par value, 80,000,000
     shares authorized, 40,278,000 and 40,123,127 issued
     and outstanding, respectively                                40,279          40,124
  Additional paid-in capital                                  98,099,779      97,924,314
  Deferred compensation                                           (9,973)        (19,332)
  Accumulated other comprehensive loss                              (733)           (163)
  Accumulated deficit                                        (89,203,101)    (85,221,535)
                                                            ----------------------------
     Total stockholders' equity                                8,926,251      12,723,408
                                                            ----------------------------
     Total liabilities and stockholders' equity             $ 19,203,167    $ 23,133,679
                                                            ============================

            See notes to unaudited consolidated financial statements

                                  NEXMED, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                       2004            2003
                                                       ----            ----

Revenue
  Product sales and royalties                      $      2,204    $      1,713
  Research and development fees                         101,995             -
                                                   ------------    ------------
     Total revenue                                      104,199           1,713
                                                   ------------    ------------
Operating expenses
  General and administrative                          1,360,038       1,235,046
  Research and development                            2,634,348       1,855,334
                                                   ------------    ------------
     Total operating expenses                         3,994,386       3,090,380
                                                   ------------    ------------
Loss from operations                                 (3,890,187)     (3,088,667)

Other income (expense)
  Interest expense, net                                 (91,379)       (253,125)
  Other expense                                             -          (109,535)
                                                   ------------    ------------
     Total other income (expense)                       (91,379)       (362,660)
                                                   ------------    ------------
  Net loss                                           (3,981,566)     (3,451,327)
                                                   ------------    ------------

Other comprehensive income (loss)
  Foreign currency translation adjustments                  512           3,509
  Unrealized loss on available-for-sale securities       (4,728)            -
                                                   ------------    ------------
     Total other comprehensive (loss) income             (4,216)          3,509
                                                   ------------    ------------
  Comprehensive Loss                                 (3,985,782)     (3,447,818)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.10)   $      (0.12)
                                                   ------------    ------------

Weighted average common shares outstanding
  used for basic and diluted loss per share          40,212,607      28,593,839
                                                   ------------    ------------


            See notes to unaudited consolidated financial statements

                                  NEXMED, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   --------------------------
                                                                      2004            2003
                                                                      ----            ----
Cash flows from operating activities
  Net loss                                                        $(3,981,566)   $(3,451,327)
  Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization                                    266,730        300,786
     Non-cash interest, amortization of debt discount and
     deferred financing costs                                           2,837        204,467
     Non-cash insurance expense                                           -            3,501
     Non-cash compensation expense                                     33,390        124,597
     Net loss on sale of marketable securities                            -           94,824
     Loss on disposal of property and equipment                           -           14,711
     (Increase)/decrease in prepaid expenses and other assets        (533,042)        81,546
     Decrease in deferred revenue                                     (30,750)           -
     Increase/(decrease) in payroll related liabilities                14,281       (143,905)
     Increase/(decrease) in accounts payable
     and accrued expenses                                             100,335       (426,741)
                                                                  --------------------------
Net cash used in operating activities                              (4,127,785)    (3,197,541)
                                                                  --------------------------

Cash flow from investing activities
  Proceeds from collection of note receivable                          42,425         38,491
  Capital expenditures                                                (29,013)       (21,017)
  Purchase of marketable securities                                    (4,500)           -
  Proceeds from sale of marketable securities                             -          545,200
                                                                  --------------------------
     Net cash provided by investing activities                          8,912        562,674
                                                                  --------------------------
Cash flow from financing activities
  Issuance of common stock, net of offering
  costs                                                               151,588        848,469
  Issuance of notes payable, net of debt issue costs                      -        1,100,000
  Repayment of capital lease obligations                             (217,221)      (147,171)
                                                                  --------------------------
     Net cash (used in) provided by financing activities              (65,633)     1,801,298
                                                                  --------------------------
Net decrease in cash and cash equivalents                          (4,184,506)      (833,569)

Effect of foreign exchange on cash and cash equivalents                   512          3,509
                                                                  --------------------------
Cash and cash equivalents, beginning of period                      9,479,214      1,035,149
                                                                  --------------------------

Cash and cash equivalents, end of period                          $ 5,295,220    $   205,089
                                                                  ==========================

            See notes to unaudited consolidated financial statements

                                  NEXMED, INC.
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has an accumulated deficit of $89,203,101 at March 31, 2004 and the Company expects to incur additional losses throughout 2004. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Management plans to obtain the additional financing through partnering agreements for Alprox-TD(R) and some of its other products under development using the NexACT(R) technology as well as through the issuance of debt and/or equity securities. If the Company is successful in entering into partnering agreements for some of its products under development using the NexACT(R) technology, it anticipates that it will receive milestone payments, which may offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

                                                            FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                2004           2003
Net loss, as reported                                       $(3,981,566)   $(3,451,327)
Add: Stock-based compensation expense included
     in reported net loss                                        33,390        124,597
Deduct: Total stock-based compensation expense determined
        under fair-value based method for all awards           (491,519)      (548,664)
                                                            -----------    -----------
Proforma net loss                                           $(4,439,695)   $(3,875,394)
                                                            ===========    ===========
Basic and diluted loss per share:
As reported                                                 $     (0.10)   $     (0.12)
Proforma                                                    $     (0.11)   $     (0.14)

3. LOSS PER SHARE

At March 31, 2004 and 2003, respectively, options to acquire 5,619,141 and 4,950,755 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, promissory notes convertible into 923,077 and 1,845,018 shares of common stock and warrants to acquire 7,164,761 and 2,170,032 shares of common stock with exercise prices ranging from $1.00 to $5.04 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4. NOTE RECEIVABLE

The Company has advanced its Asian licensee funds to finance the purchase of certain equipment. In February 2002, the Company received a note, in the original principal amount of $309,575, to evidence these advances. The note bears interest at 6% per annum and as of March 31, 2004, the final payment of $5,916 remained outstanding.

5. NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the "2003 Notes") with a face value of $6 million. The 2003 Notes are payable on May 31, 2007 and are collateralized by the Company's manufacturing facility in East Windsor, New Jersey. The Notes are initially convertible into shares of the Company's common stock at a conversion price equal to $6.50 per share (923,077 shares). The conversion price will be adjusted on June 14, 2004 to the volume weighted average price of the Company's stock over the six month period beginning December 15, 2003 and ending on June 14, 2004, but will be no greater than $6.50 and no less than $5.00. Interest accretes on the 2003 Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a 10% discount to the then average market prices.

6. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment and expired in March 2002. As of December 31, 2002, we had financed $1,113,459 of equipment purchases under the GE credit line, and as of March 31, 2004, there was an outstanding balance due GE of $323,258 under this facility, payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of the credit line, and as of March 31, 2004, there was an outstanding balance due GE of $617,511 under the January 2002 facility, payable in 42 monthly installments from the date of take-down.

In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. We accessed $738,731 of the credit line during 2003, and as of March 31, 2004, there was an outstanding balance due GE of $618,748 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

7. RESEARCH & DEVELOPMENT AGREEMENT

In March 2004, the Company entered into the second phase of a research and development contract, pursuant to which the Company provides contract development services for an innovative topical product to treat a form of herpes. The Company has received upfront funding and is eligible to receive additional payments upon the achievement of certain development milestones, including the successful filing of an Investigational New Drug application and the completion of a single U.S.-based Phase 2a clinical study.

Revenue earned under this research and development contract is recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 104 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to this agreement are expensed as incurred and classified within "Research and development" expenses in the Consolidated Statements of Operations and Comprehensive Income.

8. INCOME TAXES

In consideration of the Company's accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

9. COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements totaling approximately $12.8 million. These agreements provide that if the Company cancels them prior to completion, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At March 31, 2004, this amounts to approximately $1.2 million. The Company anticipates that the clinical research in connection with the agreements will be completed during 2005.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

We have been the subject of a number of lawsuits. On March 22, 2003 five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company's benefits), claiming their termination was due to age discrimination and seeking unspecified damages. This complaint is covered by a labor insurance policy the Company maintains through Administaff, and the insurance company has appointed counsel.

Another lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one of the above five employees against the Company for an $800,000 bonus amount that he believes he should have received for completing the construction of the Company's East Windsor facility. The Company has engaged counsel to defend its position.

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

On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo serves as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is also entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. The Company has accrued approximately $458,000 which is included in other long-term liabilities, based upon the estimated present value of the vested portion of the obligation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS.

         The following should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside the control of the Company.

GENERAL.

         We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT(R), which may enable an active drug to be better absorbed through the skin. The NexACT(R) transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT(R) technology could improve therapeutic outcomes and reduce dose requirement, dosing frequency, and systemic side effects that often accompany oral and injectable medications.

         We intend to continue our efforts developing transdermal treatments including cream, gel, patch and tape, based on the application of NexACT(R) technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

         We are focusing our application of the NexACT(R) technology to Alprox-TD(R) cream for the treatment of male erectile dysfunction. We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems, and are in various stages of developing new treatments for female sexual arousal disorder, nail fungus, premature ejaculation, urinary incontinence, wound healing, pain and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

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

         In late 2003, we met with the FDA to evaluate our Alprox-TD(R) New Drug Application package and to discuss possible product improvements. At that time, the FDA requested that we include a tolerance study of Alprox-TD(R) in female subjects as part of our New Drug Application submission. We have submitted the protocols for the female study to the FDA for their review and comment. Assuming that the FDA agrees with our plan, we intend to implement this plan concurrently with the open label study and complete it prior to the New Drug Application submission.

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

         The timeframe for us to complete these studies largely depends on our ability to obtain financing through a partnering agreement for Alprox-TD(R) or from other sources, and on FDA review. Assuming we begin patient enrollment for the long-term open-label study in the third quarter of 2004, we anticipate that we will file the New Drug Application in the first half of 2005. However, this timeframe may change if we encounter any delay in financing, clinical testing or FDA review. If we are not able to successfully arrange financing through a partnering agreement or from other sources, we may be required to discontinue the development of Alprox-TD(R). In addition, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

         In April 2002, Alprox-TD(R) was launched in Hong Kong under the Befar(R) trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar(R) in China and will receive such payments in other Asian markets once Befar(R) is approved for marketing in such other markets. The sale of Befar(R) has been slower than anticipated for several reasons. First, the switching of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted the sale of the product in the two markets. Secondly, Befar(R), along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT(R)-based products, with CJ Pharmaceuticals, one of the five largest pharmaceutical companies in South Korea. Its parent company, CJ Corporation, is a $7 billion conglomerate in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals will develop, file for regulatory approval, market and distribute Befar(R) and Femprox(R) in South Korea.

         We have explored the application of the NexACT(R) technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox(R), which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one Phase 2 study for Femprox(R) and intend to continue with its U.S. clinical development pending the availability of a partnering agreement. We recently announced our plans to initiate a 400-patient study for Femprox(R) in China, where the cost for conducting clinical studies is significantly lower than in the U.S. The clinical data and experience to be gained from this study will guide us in designing future U.S. studies.

         We recently completed a three-month interim analysis of a multi-center, randomized, placebo-controlled, parallel, blinded efficacy and safety study. The overseas study, which enrolled 120 patients with various severities of big toenail fungal infection, is designed to evaluate the dose-response relationship of the efficacy and safety of NM100060, our proprietary nail lacquer treatment for onychomycosis. The interim data suggest that all three tested doses of NM100060 were well tolerated by the patients, and the primary efficacy rate, defined as simultaneous negative mycological test and healthy new nail growth greater than 3 millimeter (>3 mm) after three months, was up to 55%. The NM100060 nail lacquer is topically applied, and incorporates a currently marketed oral anti-fungal drug with the NexACT(R) technology, which facilitates the permeation of the drug through the nail and into the nail bed. We anticipate that during 2004 we will file an Investigational New Drug application with the FDA for NM100060 and begin clinical testing of the product in the U.S.

         During the last 18 months, we have entered into a series of R&D agreements with Japanese pharmaceutical companies, to develop new topical treatments for different indications. These agreements provided for modest signing payments, followed by additional payments based on the achievement of certain milestones. Currently, two of these agreements are still in effect. We anticipate that we will enter into additional R&D agreements during the next twelve months but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.

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

         We have ten U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT(R) technology and our NexACT(R) -based products under development, such as Alprox-TD(R), Femprox(R), and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position with respect to our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

         The following table identifies our ten U.S. patents issued for NexACT(R) technology and/or our NexACT-based products under development, and the year of expiration for each patent:

PATENT NAME                                                                                   EXPIRATION
-----------                                                                                   ----------
                                                                                                  DATE
                                                                                                  ----
Biodegradable Absorption Enhancers                                                                2008
Biodegradable Absorption Enhancers                                                                2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction                      2017
Topical Compositions for PGE1 Delivery                                                            2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery                            2017
Medicament Dispenser                                                                              2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)                                               2019
Topical Compositions Containing Prostaglandin E1                                                  2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction                   2020
CIP: Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction              2020

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

         There have been patents issued to other companies on the use of alprostadil for the treatment of male or female sexual dysfunction. While we believe that our patents would prevail in any potential litigation, we can provide no assurance that the holders of these competing patents will not commence a lawsuit against us or that we would prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

RESEARCH AND DEVELOPMENT.

         Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, advertising, marketing and distribution of our proposed products. None of our proprietary products under development, including the Alprox-TD(R) cream utilizing the NexACT(R) technology, has been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

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

         Because we intend to sell and market our products outside the U.S., we will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. Our failure to meet a foreign country's requirements could delay the introduction of our proposed products in such foreign country and limit our revenues from sales of our proposed products in foreign markets.

         Successful commercialization of our products may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment in product development or to sell our products on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly in the U.S. could adversely effect our business and limit our revenue.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION.

         We have experienced net losses and negative cash flow from operations each year since our inception. Through March 31, 2004, we had an accumulated deficit of $89,203,101. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

         As a result of our losses to date, working capital deficiency and accumulated deficit, there is substantial doubt as to our ability to continue as a going concern, and, accordingly, our independent auditors have modified their report on our December 31, 2003 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

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

         At March 31, 2004, we recorded significantly less non-cash interest expense charges from convertible notes. The convertible notes which were outstanding in the first quarter of 2003 were issued with significant debt discounts that were being amortized to interest expense over the life of the notes whereas our convertible notes issued in December 2003 and outstanding in the first quarter 2004 were issued at no discount and therefore have no non-cash interest expense related to the amortization of debt discounts.

         At March 31, 2004, we had $2,015,468 in prepaid expenses and other assets as compared to $1,482,426 at December 31, 2003. The increase is primarily due to a second deposit made in the first quarter of 2004, net of amounts expended, to an independent clinical research organization for the planned clinical studies for Alprox-TD(R). The initial deposit was made in December 2003.

         At March 31, 2004, we had cash and cash equivalents, certificates of deposit and investments in marketable securities of approximately $6.8 million as compared to $10.98 million at December 31, 2003. We are currently operating at a burn-rate of approximately $850,000 per month. In addition, during the first three months of 2004, we made a $1.3 million payment to the contract research organization that is working with us to prepare for the initiation of the long term open-label study for Alprox-TD(R).

         At March 31, 2004, we had $97,958 in deferred revenue as compared to $128,708 at December 31, 2003. The decrease in deferred revenue is the result of our recognition of a portion of the revenue deferred at December 31, 2003 related to our ongoing research and development projects for our Japanese partners. In the first quarter of 2004, we made more progress toward completion of these projects and consequently recognized a portion of the deferred revenue under the percentage of completion method.

         To date, we have spent approximately $64.5 million on the Alprox-TD(R) development program, and anticipate that we will spend approximately an additional $20 million to complete the proposed clinical studies which includes an estimated $5 million for the Phase 4 study if we elect to conduct it prior to marketing approval, and file the New Drug Application for Alprox-TD(R). Since we cannot predict the actions of the FDA, the level of other research and development activities we may be engaged in, and our ability to enter into partnering agreements, we cannot accurately predict the expenditure required for the period between NDA submission of Alprox-TD(R) and its commercialization.

         We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and GMP development as related to our East Windsor manufacturing facility and estimate that an additional $2 million, approximately, will be spent prior to the FDA pre-approval inspection for the facility. We intend to initiate additional clinical studies for Femprox(R) and other NexACT(R)-based products, pending the availability financing or through partnering arrangements.

         The timeframe for us to complete the planned clinical studies for Alprox-TD(R) largely depends on our ability to obtain financing through a partnering agreement for Alprox-TD(R) or from other sources, and on the FDA review process. Assuming we begin patient enrollment for the long-term open-label safety study in the third quarter of 2004, we anticipate that we will file the New Drug Application in first half of 2005. If we are not able to enter into a licensing agreement for Alprox-TD(R) on a timely basis, the timeframe for our New Drug Application filing will be delayed. This timeframe may also change if we encounter any delay in financing, clinical testing or FDA review. In addition, it is possible that we may not have successful clinical results or receive FDA approval on a timely basis, if at all.

         In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment and expired in March 2002. As of December 31, 2002, we had financed $1,113,459 of equipment purchases under the GE credit line, and as of March 31, 2004, there was an outstanding balance due GE of $323,258 under this facility, payable in monthly installments through various dates in 2004.

         In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. We accessed $1,111,427 of the credit line, and as of March 31, 2004, there was an outstanding balance due GE of $617,511 under the January 2002 facility, payable in 42 monthly installments from the date of take-down..

         In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. We accessed $738,731 of the credit line in 2003, and as of March 31, 2004, there was an outstanding balance due GE of $618,748 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

CRITICAL ACCOUNTING POLICIES.

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. The following is a brief description of the more significant accounting policies and related estimate methods that we follow:

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

         Critical Estimate: In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have estimated that we will not be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws in the United States of America. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

         Revenue recognition -- Revenue from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. Revenue earned under research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 104 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to these agreements are expensed as incurred and classified within "Research and development" expenses in the Consolidated Statement of Operations and Comprehensive Income.

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

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE THREE MONTHS ENDED MARCH 31 OF 2004 AND OF 2003.

         Revenue. We recorded $104,199 in revenue during the first quarter of 2004 as compared to $1,713 during the same period in 2003. The revenue consisted of $2,204 and $1,713, respectively, in royalties on sales received from our Asian licensee. First quarter 2004 revenue also included $101,995 of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. We have received an additional $97,958 from research and development agreements with Japanese pharmaceutical companies, which we expect to recognize as revenue in subsequent quarters during 2004 when we have reached the development milestone. During 2004, we anticipate that revenue will increase as we enter into additional agreements.

         Research and Development Expenses. Our research and development expenses for the first quarter of 2004 and 2003 were $2,634,348 and $1,855,334, respectively. Research and development expenses attributable to Alprox-TD(R) in the first quarter of 2004 were $1,153,707, with the balance attributable to NexACT(R) technology based products and indirect overhead related to research and development, as compared to $741,957 during the same period in 2003. We anticipate that total research and development spending in 2004 will increase with the planned clinical activities for Alprox-TD(R) and the filing of Investigational New Drug applications for some of the NexACT(R)-based products under development which would include the initiation of Phase 1 and 2 clinical studies in the U.S.

         General and Administrative Expenses. Our general and administrative expenses were $1,360,038 during the first quarter of 2004 as compared to $1,235,046 during the same period in 2003. The modest increase is largely attributable to increased legal fees related to ongoing lawsuits. Additionally, we have steadily been increasing expenses since the second half of 2003 in order to return to the general and administrative support levels that are necessary to operate the Company under the scaled up Alprox-TD(R) and other NexACT(R)-based products development programs. Our cash conservation program implemented in November 2002 resulted in lower general and administrative spending for 2003. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. Therefore, during 2004, we anticipate that general and administrative expenses will increase as compared to 2003 with the anticipated increase in development activities and with the additional compliance activities mandated by the Sarbanes-Oxley Act of 2002 and by Nasdaq.

         Interest Expense. We had interest expense of $91,379 during the first quarter of 2004, as compared to interest expense of $253,125 during the same period in 2003. The significant decrease is the result of a decrease in the amortization of note discounts related to our convertible notes. In 2003, our convertible notes had significant discounts that were being amortized to interest expense over the life of the notes. As a result of the full conversion of these notes in December 2003 and the issuance of new convertible notes with no discounts in December 2003, there are no longer any note discounts to amortize to interest expense.

         Other income (expense). Other expense was nil during the first quarter of 2004 as compared to expense of $109,535 during the same period in 2003. The first quarter 2003 expense was attributable to the sale of marketable securities for a loss of $94,824 and the disposition of equipment for a loss of $14,711 in order to generate additional cash.

         Net Loss. The net loss was $3,981,566 or a loss of $0.10 per share for the first quarter of 2004, as compared to $3,451,327 or $0.12 per share for the first quarter of 2003. The increase in net loss is primarily attributable to the increase in research and development expenses related to the scaled up Alprox-TD(R) and other NexACT(R)-based products development programs. We anticipate that net loss in 2004 will increase with the planned clinical activities and New Drug Application preparation for Alprox-TD(R), and planned development activities for other NexACT(R)-based products under development.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's first quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 22, 2003, five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company's benefits), claiming their termination at the time of their November 2002 lay-off was due to age discrimination, and seeking unspecified damages. This complaint is covered by a labor insurance policy that we maintained through Administaff and the insurance company has appointed counsel.

         Another lawsuit was filed with the Superior Court of New Jersey on April 1, 2003 by one of the above five employees against us for an $800,000 bonus amount that he believes he should have received upon completion of the construction of the Company's East Windsor facility. We have engaged counsel to defend our position.

         On December 29, 2003, a consultant previously engaged by the Company filed a suit in the Superior Court of New Jersey, Chancery Division: Mercer County, which subsequently was removed to the United States District Court for the District of New Jersey, alleging a breach by us of a consulting agreement entered into with that consultant in January 2003. The plaintiff alleged that we failed to issue certain warrants provided for under that agreement, which we terminated in April 2003. The complaint did not specify any particular amount of monetary risk and expense damages. We have engaged counsel to defend our position.

         We intend to defend ourselves vigorously against the above-mentioned claims and believe we have valid defenses; however, each of the cases is still in the preliminary stages and the likely outcomes cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) On February 11, 2004, the Company issued 7,500 shares of its common stock upon the exercise of warrants. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The Company received $14,550 in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.


(B) REPORTS ON FORM 8-K

         We filed a form 8-K on March 4, 2004 in connection with a press release announcing our financial results for the fiscal year ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NEXMED, INC.


Date:    May 5, 2004                            /s/ Vivian H. Liu
     ----------------------                     -----------------
                                                Vivian H. Liu
                                                Vice President, Chief Financial
                                                Officer and Secretary

                                  EXHIBIT INDEX


31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.