Form 10-Q
period 2004-06-30
NEXMED INC
filed 2004-08-06
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 for the quarterly period ended June 30, 2004.

Commission file number 0-22245
NEXMED, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

350 Corporate Boulevard, Robbinsville, NJ 08691

(Address of Principal Executive Offices)
(609) 208-9688

(Issuer’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrantant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 6, 2004, 45,959,181 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents
Part I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$10,625,514	$10,479,214
Marketable Securities	504,168	501,204
Notes Receivable, current	-	48,341
Prepaid expenses and other assets, net	1,730,887	1,482,426

Total current assets	12,860,569	12,511,185

Fixed assets, net	10,134,901	10,583,733
Debt issuance cost, net of accumulated amortization	33,088	38,761

Total assets	$23,028,558	$23,133,679

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,315,898	$773,522
Payroll related liabilities	1,370,527	1,273,303
Deferred revenue	4,173	128,708
Capital lease obligations - current portion	809,812	898,861

Total current liabilities	3,500,410	3,074,394

Long Term liabilities:
Convertible notes payable	6,000,000	6,000,000
Other long term liabilities	458,000	458,000
Capital lease obligations	527,563	877,877

Total Liabilities	10,485,973	10,410,271

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued
and outstanding	-	-
Common stock, $.001 par value, 80,000,000
shares authorized, 45,904,498 and 30,030,537 issued
and outstanding, respectively	45,865	40,124
Additional paid-in capital	105,752,122	97,924,314
Deferred Compensation	(614)	(19,332)
Accumulated other comprehensive loss	(4,053)	(163)
Accumulated deficit	(93,250,735)	(85,221,535)

Total stockholders' equity	12,542,585	12,723,408

Total liabilities and stockholders' equity	$23,028,558	$23,133,679

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2004	2003	2004	2003

Revenue
Royalties and research and development fees	$189,266	$971	$293,465	$2,684

Total revenues	189,266	971	293,465	2,684

Operating expenses
General and administrative	1,577,438	1,308,071	2,937,476	2,543,117
Research and development	2,657,372	2,106,598	5,291,720	3,961,932

Total operating expenses	4,234,810	3,414,669	8,229,196	6,505,049

Loss from operations	(4,045,544)	(3,413,698)	(7,935,731)	(6,502,365)

Other Income (expense)
Interest expense, net	(92,771)	(559,110)	(184,150)	(812,235)
Other income (expense)	90,681	(439)	90,681	(109,974)

Total other income (expense)	(2,090)	(559,549)	(93,469)	(922,209)

Net loss	($4,047,634)	($3,973,247)	($8,029,200)	($7,424,574)

Deemed dividend to preferred shareholders
from beneficial conversion feature	-	(2,942,656)	-	(2,942,656)
Preferred dividend	-	(121,841)	-	(121,841)

Net loss applicable to common stock	($4,047,634)	($7,037,744)	($8,029,200)	($10,489,071)

Other comprehensive income (loss)
Foreign currency translation adjustments	362	82	874	3,591
Unrealized loss on available-for-sale securities	(3,682)	-	(8,410)	-

Total other comprehensive income (loss)	(3,320)	82	(7,536)	3,591

Comprehensive Loss	($4,050,954)	($3,973,165)	($8,036,736)	($7,420,983)

Basic and diluted loss per common share	$(0.10)	$(0.24)	$(0.20)	$(0.36)

Weighted average common shares outstanding
used for basic and diluted loss per share	41,111,822	29,674,173	40,662,215	29,142,836

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS
	ENDED JUNE 30,

	2004	2003

Cash flows from operating activities
Net loss	$(8,029,200)	$(7,424,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	509,362	608,906
Non-cash interest, amortization of debt discount and
deferred financing costs	96,556	831,542
Non-cash insurance expense	-	3,501
Non-cash compensation expense	53,879	267,080
Net loss on sale of marketable securities	11	94,824
Loss on disposal of fixed assets	621	30,150
Increase in prepaid expenses and other assets	(248,461)	(65,327)
Decrease in deferred revenue	(124,535)	-
Increase in payroll related liabilities	97,224	-
Increase/(Decrease) in accounts payable
and accrued expenses	542,371	(2,946,089)

Net cash used in operating activities	(7,102,172)	(8,599,987)

Cash flows from investing activities
Proceeds from repayment of notes receivable	48,341	77,563
Capital expenditures	(61,350)	(221,229)
Purchases of marketable securities	(8,551)	-
Sales of marketable securities	965	545,200

Net cash (used in) provided by investing activities	(20,595)	401,534

Cash flows from financing activities
Issuance of common stock, net of offering
costs	7,707,555	956,569
Issuance of preferred stock, net of offering
costs	-	7,446,623
Issuance of mortgage and notes payable	-	1,550,000
Repayments of notes payable	-	(950,000)
Repayment of capital lease obligations	(439,362)	(297,787)

Net cash provided by financing activities	7,268,193	8,705,405

Net increase in cash and cash equivalents	145,426	506,952

Effect of foreign exchange on cash and cash equivalents	874	3,591

Cash and cash equivalents, beginning of period	$10,479,214	$1,035,149

Cash and cash equivalents, end of period	$10,625,514	$1,545,692

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has an accumulated deficit of $93,250,735 at June 30, 2004 and the Company expects to incur additional losses throughout 2004. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Management plans to obtain the additional financing through partnering agreements for Alprox-TD® and some of its other products under development using the NexACT® technology as well as through the issuance of debt and/or equity securities. If the Company is successful in entering into partnering agreements for some of its products under development using the NexACT® technology, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. ACCOUNTING FOR STOCK BASED COMPENSATION

As provided by SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under its various plans. The Company has adopted the disclosure provisions required by SFAS 123.

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003

Net loss applicable to common stock	$(8,029,200)	$(10,489,071)	$(4,047,634)	$(7,037,744)
Add: Stock-based compensation expense included
in reported net loss	9,359	104,289	24,971	105,386
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(465,307)	(543,220)	(939,048)	(968,384)

Proforma net loss applicable to common stock	$(8,485,148)	$(10,928,002)	$(4,961,711)	$(7,900,742)

Basic and diluted loss per common share:
As reported	$(0.20)	$(0.35)	$(0.10)	$(0.24)
Proforma	$(0.21)	$(0.37)	$(0.12)	$(0.27)

The Company recorded expenses of $17,778 and $28,908 in the second quarter and first half of 2004, respectively, related to the value of stock options issued to non-employees which became fully vested during the periods. The value of the vested options was computed using the Black-Scholes option-pricing model.

3. LOSS PER SHARE

At June 30, 2004 and 2003, respectively, options to acquire 5,734,674 and 5,083,905 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,200,000 and 7,236,629 shares of common stock and warrants to acquire 8,599,761 and 6,568,858 shares of common stock with exercise prices ranging from $1.00 to $5.04 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4. NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “2003 Notes”) with a face value of $6 million. The 2003 Notes are payable on May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey. The 2003 Notes were initially convertible into shares of the Company’s common stock at a conversion price equal to $6.50 per share (923,077 shares). Based on the volume weighted average price of the Company’s stock over the six month period beginning December 15, 2003 and ending on June 14, 2004, the conversion price was reduced to $5.00. Interest accretes on the 2003 Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On April 1, 2004, the Company issued 32,913 of its common stock to the noteholders in payment of accrued interest through March 31, 2004 of $90,833.

5. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment and expired in March 2002. As of March 31, 2002, we had financed $1,113,459 of equipment purchases under this GE credit line, and as of June 30, 2004, there was an outstanding balance due GE of $236,937 under this facility, payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of this credit line, and as of June 30, 2004, there was an outstanding balance due GE of $538,609 under the January 2002 facility, payable in 42 monthly installments from the date of take-down.

In July 2003, GE approved a new credit line, which expired in July 2004 and provides for the financing of up to $1.85 million of equipment. We accessed $738,731 of this credit line during 2003, and as of June 30, 2004, there was an outstanding balance due GE of $561,829 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

6.  RESEARCH & DEVELOPMENT AGREEMENT

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

Revenue earned under this research and development contract is recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 104 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to this agreement are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations and Comprehensive Income.

The Company recognized income of $186,842 and $288,837 and incurred expenses of $64,896 and $90,216 related to these agreements in the second quarter of 2004 and first half of 2004, respectively.

7. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

8.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with commitments by the Company totaling approximately $12.8 million. These agreements provide that if the Company cancels them prior to completion, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At June 30, 2004, this amounted to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed during 2005. The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

The Company has been the subject of a number of lawsuits. On March 22, 2003, five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company’s benefits), claiming their termination at the time of their November 2002 lay-off was due to age discrimination, and seeking unspecified damages. This complaint is covered by a labor insurance policy that we maintained through Administaff and the insurance company has appointed counsel. The parties to this lawsuit have recently entered into a settlement agreement and release in full, contingent upon the entry of a final order by the court dismissing the complaint. The settlement agreement provides for the issuance of shares of our common stock representing the value of the settlement amount of $180,783, in the aggregate, to the plaintiffs. At current market prices this amounts to an estimated 100,000 shares of common stock to be issued upon the acceptance of the final order by the court. This amount is currently recorded in accrued expenses and accounts payable on the consolidated balance sheet at June 30, 2004.

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

The Company intends to defend itself vigorously against the above mentioned claims and believes it has valid defenses; however, the latter two cases are still in the preliminary stages and the likely outcomes cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

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

9.    PRIVATE PLACEMENT

In June 2004, the Company raised over $8.27 million in gross proceeds from a private placement of its securities to 16 institutional and accredited investors. The Company sold 5,516,668 shares of its common stock at $1.50 per share. The investors also received five-year warrants to purchase 1,930,834 shares of common stock, exercisable beginning six months after closing, at an exercise price of $2.00 per share.

10.   SUBSEQUENT EVENT

On July 1, 2004 we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we will receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®.

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

General.

We have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We, together with our subsidiaries, are focusing our efforts on new and patented pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT®, which may enable an active drug to be better absorbed through the skin. The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology could improve therapeutic outcomes and reduce dose requirement, dosing frequency, and systemic side effects that often accompany oral and injectable medications.

We intend to continue our efforts developing transdermal treatments including cream, gel, patch and tape, based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

We are focusing our application of the NexACT® technology to Alprox-TD® cream for the treatment of male erectile dysfunction. We have explored the application of the NexACT® technology to other drug compounds and delivery systems, and are in various stages of developing new treatments for female sexual arousal disorder, nail fungus, premature ejaculation, urinary incontinence, wound healing, pain and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

Alprox-TD® is an alprostadil-based cream treatment intended for patients with mild, moderate or severe erectile dysfunction. Our clinical studies have demonstrated that NexACT® enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD®, which tested over 1,700 patients at 85 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD® in patients with varying degrees of erectile dysfunction.

On July 1, 2004 we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we will receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product. We continue to engage in discussions with several pharmaceutical companies for the commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such additional arrangement(s) is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreement(s) on a timely basis, if at all, or on terms acceptable to us.

We are pursuing meetings and discussions with various European regulatory authorities in connection with the Marketing Authorization Application (comparable to the New Drug Application) for Alprox-TD® in the European Union (EU) markets. The purpose of these meetings is to determine what the requirements for filing are and what additional studies, if any, may be needed to file the Marketing Authorization Application. We also want to ensure that all European Union requirements are incorporated into the 12-month open-label safety study that we intend to initiate and conduct in the U.S.

Prior to filing a New Drug Application or the Marketing Authorization Application for Alprox-TD®, we will be required to initiate a new 12-month open-label safety study. We had previously initiated an open-label study, which was halted in November 2002 due to FDA concerns about results of our transgenic mice study. However, we have determined with the FDA that completion of the open-label study is not a prerequisite for our New Drug Application submission provided that the 12-month safety update on 100 patients is filed within four months after New Drug Application submission. We are required to have three hundred patients complete six months of testing in the study at the time of New Drug Application submission, and 100 patients must complete the 12-month study prior to New Drug Application approval. Patient completion requirements may be different in the EU and other markets.

In late 2003, we met with the FDA to evaluate our Alprox-TD® New Drug Application package and to discuss possible product improvements. At that time, the FDA requested that we include a tolerance study of Alprox-TD® in female subjects as part of our New Drug Application submission. We have submitted the protocols for the female study to the FDA for their review and comment. We have currently requested a meeting to discuss the FDA’s specific requirements for this study. Assuming that the FDA agrees with our plan, we intend to implement this plan concurrently with the open label study and complete it prior to the New Drug Application submission.

During the same meeting, we proposed to the FDA a new and improved formulation of Alprox-TD®, to include in our New Drug Application filing. The FDA has permitted us to switch to the new formulation if we conduct two bridging studies to confirm the efficacy of the new formulation. We intend to conduct these two studies concurrently with the open-label study and complete them prior to the New Drug Application filing.

The timeframe for us to complete these studies largely depends on our ability to obtain financing through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory review. Assuming we begin patient enrollment for the long-term open-label study in the fourth quarter of 2004, we anticipate that we will file the New Drug Application in the U.S. in the second half of 2005. We are pursuing meetings with various European regulatory authorities to determine the requirements and timeline for filing the Marketing Authorization Application in the European Union, and we anticipate that the timeframe for EU filings may be earlier. However, these timeframes may change if we encounter any delay in financing, clinical testing or regulatory review. If we are not able to successfully arrange financing through additional partnering agreements or from other sources, or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

In April 2002, Alprox-TD® was launched in Hong Kong under the Befar® trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar® in China and will receive such payments in other Asian markets once Befar® is approved for marketing in such other markets. The sale of Befar® has been slower than anticipated for several reasons. First, the switching of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted the sale of the product in the two markets. Secondly, Befar®, along with the currently approved oral erectile dysfunction product, are currently classified in China as controlled substances, and their distribution is limited to prescription by certain urologists and dispensing through hospitals. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT®-based products, with CJ Pharmaceuticals, one o f the five largest pharmaceutical companies in South Korea. Its parent company, CJ Corporation, is a major conglomerate in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals will develop, file for regulatory approval, market and distribute Befar® and Femprox® in South Korea.

We have explored the application of the NexACT® technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one Phase 2 study for Femprox® and intend to continue with its U.S. clinical development pending the availability of a partnering agreement. We recently announced our plans to initiate a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S. The clinical data and experience to be gained from this study will guide us in designing future U.S. studies.

We recently completed a three-month interim analysis of a multi-center, randomized, placebo-controlled, parallel, blinded efficacy and safety study of our proprietary nail lacquer treatment for onychomycosis. The overseas study, which enrolled 120 patients with various severities of big toenail fungal infection, is designed to evaluate the dose-response relationship of the efficacy and safety of NM100060, our proprietary nail lacquer treatment for onychomycosis. The interim data suggest that all three tested doses of NM100060 were well tolerated by the patients, and the primary efficacy rate, defined as simultaneous negative mycological test and healthy new nail growth greater than 3 millimeter (>3 mm) after three months, was up to 55%. The NM100060 nail lacquer is topically applied, and incorporates a currently marketed oral anti-fungal drug with the NexACT® technology, which facilitates the permeation of the drug through the nail and into the nail bed. We anticipate that during 2004 we will file an Investigational New Drug application with the FDA for NM100060 and begin clinical testing of the product in the U.S.

During the last 18 months, we have entered into a series of R&D agreements with Japanese pharmaceutical companies, to develop new topical treatments for different indications. These agreements provided for modest signing payments, followed by additional payments based on the achievement of certain milestones. Currently, two of these agreements are still in effect. We anticipate that we will enter into additional R&D agreements during the next twelve months but we cannot provide assurance that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.

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

We have ten U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT® -based products under development, such as Alprox-TD®, Femprox®, and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position with respect to our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

The following table identifies our ten U.S. patents issued for NexACT® technology and/or our NexACT-based products under development, and the year of expiration for each patent:

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

Research and Development.

Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, advertising, marketing and distribution of our proposed products. None of our proprietary products under development, including the Alprox-TD® cream utilizing the NexACT® technology, has been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flow from operations each year since our inception. Through June 30, 2004, we had an accumulated deficit of $93,250,735. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date, working capital deficiency and accumulated deficit, there is substantial doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2003 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

On July 1, 2004 we entered into a license, supply and distribution agreement with Schering. This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we will receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product. We continue to engage in discussions with several pharmaceutical companies for the commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such additional arrangement(s) is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreement(s) on a timely basis, if at all, or on terms acceptable to us.

Through June 30, 2004, we recorded significantly less non-cash interest expense charges in connection with convertible notes. The convertible notes which were outstanding in the first half of 2003 and were converted into common stock in December 2003 were issued with significant debt discounts that were being amortized to interest expense over the life of the notes, whereas our convertible notes issued in December 2003 and outstanding at June 30, 2004 were issued at no discount and therefore have no non-cash interest expense related to the amortization of debt discounts.

At June 30, 2004, we had $1,730,887 in prepaid expenses and other assets as compared to $1,482,426 at December 31, 2003. The increase is primarily due to a second deposit of approximately $1.3 million made in the first quarter of 2004, net of amounts expended through June 30, 2004 of approximately $1.1 million, to an independent clinical research organization for the planned clinical studies for Alprox-TD®. The initial deposit of approximately $1.3 million was made in December 2003.

At June 30, 2004, we had cash and cash equivalents, and marketable securities of approximately $11.13 million as compared to $10.98 million at December 31, 2003. During the first half of 2004, we expended approximately $7.1 million in cash, which consisted of the $1.3 million payment referred to above to the contract research organization that is working with us to prepare for the initiation of the 12-month long term open-label safety study for Alprox-TD®, approximately $771,000 in out of pocket development costs related to other NexACT® -based products as well as our fixed monthly overhead costs of approximately $850,000 per month. We project that our cash reserves are sufficient to sustain operations for nine months at our current expenditure level, which includes fixed monthly overhead expenses and the projected out of pocket project costs related to the other NexACT® -based products. We anticipate that our monthly rate of cash expenditures will increase significantly upon initiating the planned clinical studies for Alprox-TD®. The timeframe for us to begin these studies largely depends on our ability to obtain financing through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory review.

At June 30, 2004, we had $4,173 in deferred revenue as compared to $128,708 at December 31, 2003. The decrease in deferred revenue is the result of our recognition of a portion of the revenue deferred at December 31, 2003 related to our ongoing research and development projects for our Japanese partners. In the first half of 2004, we made more progress toward completion of these projects and consequently recognized a portion of the deferred revenue under the percentage of completion method.

To date, we have spent approximately $65 million on the Alprox-TD® development program, and anticipate that we will spend approximately an additional $15 million to complete the proposed clinical studies. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and good manufacturing practice development as related to our East Windsor manufacturing facility and estimate that an additional $2 million, approximately, will be spent prior to the FDA pre-approval inspection for the facility. We intend to initiate additional clinical studies for Femprox® and other NexACT®-based products, pending the availability financing or through partnering arrangements.

The timeframe for us to complete these studies largely depends on our ability to obtain financing through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory review. Assuming we begin patient enrollment for the long-term open-label study in the fourth quarter of 2004, we anticipate that we will file the New Drug Application in the U.S. in the second half of 2005. We are pursuing meetings with various European regulatory authorities to determine the requirements and timeline for filing the Marketing Authorization Application in the European Union, and we anticipate that the timeframe for EU filings may be earlier than the U.S. filing However, these timeframes may change if we encounter any delay in financing, clinical testing or regulatory review. If we are not able to successfully arrange financing through additional partnering agreements or from other sources, or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment and expired in March 2002. As of March 31, 2002, we had financed $1,113,459 of equipment purchases under this GE credit line, and as of June 30, 2004, there was an outstanding balance due GE of $236,937 under this facility, payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. We accessed $1,111,427 of this credit line, and as of June 30, 2004, there was an outstanding balance due GE of $538,609 under the January 2002 facility, payable in 42 monthly installments from the date of take-down.

In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. We accessed $738,731 of this credit line in 2003, and as of June 30, 2004, there was an outstanding balance due GE of $561,829 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

Critical Accounting Policies.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 4, 2004.

Comparison of Results of Operations Between the Three Months Ended June 30 of 2004 and of 2003.

Revenue. We recorded $189,266 in revenue during the second quarter of 2004 as compared to $971 during the same period in 2003. The revenue included $2,424 and $971, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee. Second quarter 2004 revenue also included $186,842 of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. During 2004, we anticipate that revenue will increase as we enter into additional agreements.

Research and Development Expenses. Our research and development expenses for the second quarter of 2004 and 2003 were $2,657,372 and $2,106,598, respectively. Research and development expenses attributable to Alprox-TD® in the second quarter of 2004 were $580,791, with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to $1,078,003 for Alprox-TD® during the same period in 2003. We had a significant increase in research and development expenditures in the second quarter of 2004 related to other NexACT®-based products under development as we prepare for clinical studies in the U.S. We anticipate that total research and development spending in 2004 will increase with the planned activities for Alprox-TD® and the filing of Investigational New Drug applications for some of the other NexACT®-based products under development, which would include the initiation of Phase 1 and 2 clinical studies in the U.S.

General and Administrative Expenses. Our general and administrative expenses were $1,577,438 during the second quarter of 2004 as compared to $1,308,071 during the same period in 2003. The modest increase is largely attributable to increased legal fees and accrued settlement costs related to ongoing lawsuits as well as professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 and Nasdaq. Additionally, we have been steadily increasing expenses since the second half of 2003 in order to return to the general and administrative support levels that are necessary to operate the Company under the scaled up Alprox-TD® and other NexACT ®-based products development programs. Our cash conservation program implemented in November 2002 resulted in lower general and administrative spending for 2003. Under this program, we implemented a significant reduction in expenses and non-essential personnel and allocated our remaining cash reserves for our operational requirements at the reduced level. Therefore, during 2004, we anticipate that general and administrative expenses will increase as compared to 2003 with the increased legal fees related to ongoing lawsuits, with the anticipated increase in development activities and with the additional compliance activities mandated by the Sarbanes-Oxley Act of 2002 and by Nasdaq.

Interest Expense. We had interest expense of $92,771 during the second quarter of 2004, as compared to interest expense of $559,110 during the same period in 2003. The significant decrease is the result of a decrease in the amortization of note discounts related to our convertible notes. In 2003, our convertible notes had significant discounts that were being amortized to interest expense over the life of the notes. As a result of the full conversion of these notes in December 2003 and the issuance of new convertible notes with no discounts in December 2003, there are no longer any note discounts to amortize to interest expense.

Other income (expense). Other income was $90,681 during the second quarter of 2004 as compared to expense of $439 during the same period in 2003. Second quarter 2004 other income consists of a one-time payment that was received by the Company upon cancellation of one of our research and development agreements with a Japanese pharmaceutical company.

Net Loss. The net loss was $4,074,634 for the second quarter of 2004, as compared to $3,973,247 for the second quarter of 2003. The increase in net loss for the quarter was primarily due to the accrued settlement costs related to ongoing lawsuits which has been partially offset by research and development agreement revenue earned in the second quarter of 2004 and a decrease in interest expense partially offset by increased research and development expenses. However, we anticipate that net loss in 2004 will increase with the planned activities for Alprox-TD® and other NexACT®-based products under development.

Net Loss Applicable to Common Stock. The net loss applicable to common stock was $4,047,634 or $.10 per share for the second quarter of 2004, as compared to $7,037,744 or $.24 per share for the same period in 2003. The decrease in net loss applicable to common stock is primarily attributable to a deemed dividend related to the beneficial conversion feature of our preferred stock issued in the first half of 2003, which was converted to common stock in August of 2003. Also, the per share loss has decreased as a result of the significant increase in the total number of shares outstanding.

Comparison of Results of Operations Between the Six Months Ended June 30 of 2004 and of 2003.

Revenue. We recorded $293,465 in revenue during the first half of 2004 as compared to $2,684 during the same period in 2003. The revenue included $4,628 and $2,684, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee. First half 2004 revenue also included $288,837 of revenue recognized on our research and development agreements with Japanese pharmaceutical companies.

Research and Development Expenses. Our research and development expenses for the first half of 2004 and 2003 were $5,291,720 and $3,961,932, respectively. Research and development expenses attributable to Alprox-TD® in the first half of 2004 were $1,734,499, with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to $1,819,959 for Alprox-TD® during the same period in 2003. We had a significant increase in research and development expenditures in the first half of 2004 related to other NexACT ®-based products under development as we prepared for clinical studies in the U.S.

General and Administrative Expenses. Our general and administrative expenses were $2,937,476 during the first half of 2004 as compared to $2,543,117 during the same period in 2003. The modest increase is largely attributable to increased legal fees and accrued settlement costs related to ongoing lawsuits. Additionally, we have been steadily increasing expenses since the second half of 2003 in order to return to the general and administrative support levels that are necessary to operate the Company under the scaled up Alprox-TD® and other NexACT®-based products development programs.

Interest Expense. We had interest expense of $184,150 during the first half of 2004, as compared to interest expense of $812,235 during the same period in 2003. The significant decrease is the result of a decrease in the amortization of note discounts related to our convertible notes.

Other income (expense). Other income was $90,681 during the first half of 2004 as compared to expense of $109,974 during the same period in 2003. The first half 2004 other income consists of a one-time payment that the Company received upon cancellation of one of our research and development agreements with a Japanese pharmaceutical company. The first half 2003 expense was attributable to the sale of marketable securities and the disposition of equipment at a loss in order to generate additional cash.

Net Loss. The net loss was $8,029,200 for the first half of 2004, as compared to $7,424,574 for the first half of 2003. The slight increase in net loss is primarily attributable to the increase in research and development expenses related our product development programs and accrued settlement costs related to ongoing lawsuits partially offset by increased revenues and a decrease in interest expense. We anticipate that net loss in 2004 will increase with the planned activities for Alprox-TD® and other NexACT®-based products under development.

Net Loss Applicable to Common Stock. The net loss applicable to common stock was $8,029,200 or $.19 per share for the first half of 2004, as compared to $10,489,071 or $.36 per share for the same period in 2003. The decrease in net loss applicable to common stock is primarily attributable to a deemed dividend related to the beneficial conversion feature of our preferred stock issued in the first half of 2003 as well as a significant increase in the total number of shares outstanding.

Recent Accounting Pronouncement

In March, 2004, the Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128,  calculate and disclose earnings per share based on the two-class method.  The adoption of this statement does not have an impact to the Company’s financial statement presentation as the Company is currently in a loss position.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's second quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 22, 2003, five former employees filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company’s benefits), claiming their termination at the time of their November 2002 lay-off was due to age discrimination, and seeking unspecified damages. This complaint is covered by a labor insurance policy that we maintained through Administaff and the insurance company has appointed counsel. The parties to this lawsuit have recently entered into a settlement agreement and release in full, contingent upon the entry of a final order by the court dismissing the complaint. The settlement agreement provides for the issuance of shares of our common stock representing the value of the settlement amount of $180,783, in the aggregate, to the plaintiffs. At current market prices this amounts to an estimated 100,000 shares of common stock to be issued upon the acceptance of the final order by the court.

There have been no material changes to the other legal proceedings described in the Company's Form 10-Q filed with the Securities Exchange Commission on May 6, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

(c) In June 2004, we completed a private placement of our securities to 16 institutional and accredited investors. We sold 5,516,668 shares of our common stock at $1.50 per share. The investors also received five-year warrants to purchase 1,930,834 shares of common stock, exercisable beginning six months after closing, at an exercise price of $2.00 per share. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. We received over $8.27 million in gross proceeds, which have been and are being used to fund general corporate overhead expenses and ongoing U.S. clinical studies.

On April 1, 2004, the Company issued 32,913 shares of its common stock to the holders of convertible notes in payment of accrued interest through March 31, 2004 of $90,833. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 1. ELECTION OF DIRECTORS. The stockholders elected Sami A. Hashim, M.D. and Martin R. Wade, III, to serve as Class I directors, until the year 2007, or until their successors are elected:

Name of Director	Votes For	Votes Withheld
Sami A. Hashim	32,735,324	620,094
Martin R. Wade, III	32,737,974	617,444

Y. Joseph Mo, Ph.D., Arthur D. Emil and James L. Yeager, Ph.D continued as directors of the Company following the annual meeting.

Item 2. RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for fiscal year 2004. There were 33,312,001 votes for ratification; 23,825 votes against; 19,592 votes abstaining; and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

(b) Reports on Form 8-K
We filed a Current Report on Form 8-K on May 6, 2004 in connection with a press release announcing our results for the quarter ended March 31, 2004.

We filed a Current Report on form 8-K on May 28, 2004 in connection with a press release announcing the results from our Annual Meeting of Stockholders on May 24, 2004.

We filed a Current Report on form 8-K on June 25, 2004 in connection with a press release announcing the completion of a private placement of our securities.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Date: August 6, 2004	By:	/s/ Vivian H. Liu
Vice President, Chief FinancialOfficer and Secretary

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

