Form 10-Q
period 2004-09-30
NEXMED INC
filed 2004-11-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 8, 2004, 46,186,418 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NexMed, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5,783,024	$10,479,214
Marketable Securities and short term investments	384,000	501,204
Notes Receivable, current	-	48,341
Prepaid expenses and other assets, net	1,679,039	1,482,426
Total current assets	7,846,063	12,511,185

Fixed assets, net	9,930,186	10,583,733
Debt Issuance costs	30,248	38,761
Total assets	$17,806,497	$23,133,679

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,503,253	$773,522
Payroll Related Liabilities	180,032	1,273,303
Deferred Revenue	-	128,708
Capital lease obligation - current portion	733,574	898,861
Total current liabilities	2,416,859	3,074,394

Long Term liabilities:
Convertible notes payable	6,000,000	6,000,000
Other long term liabilities	458,000	458,000
Capital lease obligation	376,626	877,877
Total Liabilities	9,251,485	10,410,271

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued
and outstanding	-	-
Common stock, $.001 par value, 80,000,000
shares authorized, 46,093,980 and 40,123,127 issued
and outstanding, respectively	46,094	40,124
Additional paid-in capital	106,471,661	97,924,314
Deferred compensation	-	(19,332)
Accumulated other comprehensive income (loss)	4,245	(163)
Accumulated deficit	(97,966,988)	(85,221,535)
Total stockholders' equity	8,555,012	12,723,408

Total liabilities and stockholders' equity	$17,806,497	$23,133,679

See notes to unaudited condensed consolidated financial statements.

NexMed, Inc.
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Royalties and research and development fees	$63,457	$64,552	$356,922	$67,236
Operating expenses
General and administrative	1,801,270	1,225,359	4,738,746	3,768,476
Research and development	2,894,407	1,687,459	8,186,127	5,649,391
Total operating expenses	4,695,677	2,912,818	12,924,873	9,417,867
Loss from operations	(4,632,220)	(2,848,266)	(12,567,951)	(9,350,631)
Other Income (expense)
Interest income (expense), net	(75,624)	(333,579)	(259,774)	(1,145,814)
Other income (expense)	(8,409)	(2)	82,272	(109,976)
Total Other income (expense)	(84,033)	(333,581)	(177,502)	(1,255,790)
Net loss	($ 4,716,253)	($ 3,181,847)	($12,754,453)	($10,606,421)
Deemed dividend to preferred shareholders
from beneficial conversion feature	--	--	--	(2,942,656)
Preferred dividend	--	(53,347)	--	(175,188)
Net loss applicable to common stock	($ 4,716,253)	($ 3,235,194)	($12,745,453)	($13,724,265)
Other comprehensive income (loss)
Foreign currency translation adjustments	(112)	(73)	762	3,518
Unrealized gain (loss) on available-for-sale securities	8,410	(514)	--	(514)
Total other comprehensive income (loss)	8,298	(587)	762	3,004
Comprehensive Loss	($ 4,707,955)	($ 3,182,434)	($12,744,691)	($10,603,417)
Basic and diluted loss per common share	$(0.10)	$(0.09)	$(0.30)	$(0.43)
Weighted average common shares outstanding
used for basic and diluted loss per share	45,977,667	36,745,058	42,433,680	31,704,757

See notes to unaudited condensed consolidated financial statements.

NexMed, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities
Net loss	$(12,369,177)	$(10,606,421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	751,893	930,330
Non-cash interest, amortization of debt discount and
deferred financing costs	99,392	1,148,371
Non-cash compensation expense	409,683	339,147
Net loss on sale of marketable securities	8,421	94,824
Loss on disposal of fixed assets	18,982	30,150
(Increase)/decrease in prepaid expenses and other assets	(196,613)	118,841
Increase/(decrease) in accounts payable
and accrued expenses	729,731	(3,750,907)
Decrease in payroll related liabilities	(1,093,271)	-
Decrease in deferred revenue	(128,708)	-
Net cash used in operating activities	(11,769,667)	(11,695,665)

Cash flows from investing activities
Proceeds from repayment of notes receivable	48,341	117,224
Capital expenditures	(117,698)	(317,056)
Purchase of marketable securities	(12,358)	(1,501,602)
Purchase of short term investments	(384,000)	-
Sales of marketable securities	509,112	545,200
Net cash provided by (used in) investing activities	43,397	(1,156,234)

Cash flows from financing activities
Issuance of common stock, net of offering
costs	7,695,856	11,078,738
Issuance of preferred stock, net of offering
costs	-	7,396,623
Proceeds from exercise of stock options	187,672	186,899
Cash from Capital Lease Sale	-	413,643
Issuance of mortgage and notes payable	-	1,550,000
Repayments of notes payable	-	(950,000)
Repayment of capital lease obligations	(666,538)	(475,010)
Net cash provided by financing activities	7,029,318	19,013,994

Net (decrease) increase in cash and cash equivalents	(4,696,952)	6,162,095

Effect of foreign exchange on cash and cash equivalents	762	3,518

Cash and cash equivalents, beginning of period	$10,479,214	$1,035,149

Cash and cash equivalents, end of period	$5,783,024	$7,200,762

See notes to unaudited condensed consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company has an accumulated deficit of $97,966,988 at September 30, 2004 and the Company expects to incur additional losses throughout 2004. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Management plans to obtain such additional financing through additional partnering agreements for Alprox-TD® and some of its other products under development using the NexACT® technology as well as through the issuance of debt and/or equity securities. If the Company is successful in entering into additional partnering agreements for some of its products under development using the NexACT® technology, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stock	$(4,716,253)	$(3,235,194)	$(12,745,453)	$(13,724,265)
Add: Stock-based compensation expense included
in reported net loss	13,021	72,067	66,900	339,147
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(483,513)	(431,023)	(1,451,469)	(1,561,101)
Proforma net loss applicable to common stock	$(4,810,469)	$(3,594,150)	$(13,753,746)	$(14,946,219)

Basic and diluted loss per common share:
As reported	$(0.10)	$(0.09)	$(0.30)	$(0.43)
Proforma	$(0.11)	$(0.10)	$(0.33)	$(0.47)

The Company recorded expenses of $12,408 and $41,316 in the third quarter 2004 and first nine months of 2004, respectively, related to the value of stock options issued to non-employees which became fully vested during the periods. The value of the vested options was computed using the Black-Sholes option-pricing model.

3. LOSS PER SHARE

At September 30, 2004 and 2003, respectively, options to acquire 5,630,478 and 4,850,117 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,200,000 and 1,887,755 shares of common stock and warrants to acquire 8,246,529 and 7,307,644 shares of common stock with exercise prices ranging from $1.00 to $4.51 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4. NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “2003 Notes”) with a principal amount of $6 million. The 2003 Notes are payable on May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey. The 2003 Notes are convertible at $5.00 per share or into a total of 1,200,000 shares of the Company’s common stock. Interest accretes on the 2003 Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On October 1, 2004, the Company issued 97,756 shares of its common stock to the holders of the 2003 Notes in payment of accrued interest through September 30, 2004 of $152,500.

5. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into an arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment and expired in March 2002. As of March 31, 2002, we had financed $1,113,459 of equipment purchases under this GE credit line, and as of September 30, 2004, there was an outstanding balance due GE of $148,479 under this facility, payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of this credit line, and as of September 30, 2004, there was an outstanding balance due GE of $457,977 under the January 2002 facility, payable in 42 monthly installments from the date of take-down.

In July 2003, GE approved a new credit line, which expired in July 2004 and provides for the financing of up to $1.85 million of equipment. We accessed $738,731 of this credit line during 2003, and as of September 30, 2004, there was an outstanding balance due GE of $503,744 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

6. RESEARCH & DEVELOPMENT AGREEMENT

In September 2004, the Company terminated its development services contract for an innovative topical product to treat a form of herpes. Revenue earned under this research and development contract was recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 104 whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to this agreement are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations and Comprehensive Income.

The Company recognized income of $61,013 and $213,221 and incurred expenses of $30,335 and $100,581 related to this agreement in the third quarter of 2004 and first nine months of 2004, respectively.

7. SUPPLY AND DISTRIBUTION AGREEMENT
On July 1, 2004, the Company entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. The Company will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, the Company may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®.

8. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

9. COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with commitments by the Company totaling approximately $12.8 million. These agreements provide that if the Company cancels them prior to completion, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At September 30, 2004, this amounted to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed during 2005. The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

On March 22, 2003, four former employees (who were later joined by a fifth former employee) filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company’s benefits), claiming their termination at the time of their November 2002 lay-off was due to age discrimination, and seeking unspecified damages. This complaint was covered by a labor insurance policy maintained through Administaff. In September 2004, the parties to this lawsuit entered into a settlement agreement dismissing the complaint with prejudice. The settlement agreement provided for the issuance of shares of the Company’s common stock representing the value of the settlement amount of $180,783, in the aggregate, to the plaintiffs, or 118,600 shares based on the closing price of its stock on September 9, 2004.

Another lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one of the above five employees against the Company for an $800,000 bonus amount that he believes he should have received for supervising the construction of the Company's East Windsor facility. The Company has engaged counsel to defend its position. The Company believes it has valid defenses and intends to defend itself vigorously against the claim .

On December 29, 2003, a consultant previously engaged by the Company filed a suit in the Superior Court of New Jersey, Chancery Division: Mercer County, which subsequently was removed to the United States District Court for the District of New Jersey, alleging a breach by the Company of a consulting agreement entered into with that consultant in January 2003. The plaintiff alleged that the Company failed to issue certain warrants provided for under that agreement, which the Company terminated in April 2003. On October 7, 2004, the parties entered into a settlement agreement pursuant to which, the plaintiff filed a voluntary dismissal of the complaint with prejudice in exchange for a one-time cash payment of $25,000 from the Company.

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo serves as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is also entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as more fully set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. The Company has accrued approximately $458,000 which is included in other long-term liabilities, based upon the estimated present value of the vested portion of the obligation.

10. SUBSEQUENT EVENT

On October 1, 2004, the Company entered into a consulting agreement pursuant to which the consultant, who was a former senior executive for a major pharmaceutical company, agreed to advise the Company on business development activities in exchange for warrants to purchase 450,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The five-year warrants provided for vesting in two equal installments with the first installment having vested on October 31, 2004 and the second installment to vest on October 31, 2005, assuming continuous service to the Company.

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

Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered accounting firm is required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. It is possible that there may exist certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in identifying, testing and remedying any such deficiencies in our internal controls. Because management's assessment of internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

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

We intend to continue our efforts developing transdermal treatments including cream, gel, patch and tape, based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential. We have focused our application of the NexACT® technology to Alprox-TD® cream for the treatment of male erectile dysfunction, and are exploring the application of the NexACT® technology to other drug compounds and delivery systems. We are in various stages of developing new treatments for female sexual arousal disorder, nail fungus, premature ejaculation, wound healing, pain and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy.

Alprox-TD® is an alprostadil-based cream treatment intended for patients with mild, moderate or severe erectile dysfunction. Our clinical studies have demonstrated that NexACT® enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD ®, which tested over 1,700 patients at 85 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD® in patients with varying degrees of erectile dysfunction.

On July 1, 2004 we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product. We continue to engage in discussions with several pharmaceutical companies for the commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such additional arrangement(s) is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreement(s) on a timely basis, if at all, or on terms acceptable to us.

We are pursuing meetings and discussions with various European regulatory authorities in connection with the Marketing Authorization Application (comparable to the New Drug Application) for Alprox-TD® in the European Union (“EU”) markets. The purpose of these meetings is to determine the requirements for filing and what additional studies, if any, may be needed to file the Marketing Authorization Application. We also want to ensure that all European Union requirements are incorporated into the 12-month open-label safety study that we intend to initiate and conduct in the U.S.

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

In late 2003, we met with the FDA to evaluate our Alprox-TD® New Drug Application package and to discuss possible product improvements. At that time, the FDA suggested that we include a tolerance study of Alprox-TD® in female subjects as part of our New Drug Application submission. During the same meeting, we proposed to the FDA a new and improved formulation of Alprox-TD® to include in our New Drug Application filing. The FDA has permitted us to switch to the new formulation if we conduct two bridging studies to confirm the efficacy of the new formulation. We continue to be engaged in discussions with the FDA concerning the regulatory plan for Alprox-TD®. We intend to obtain the FDA’s concurrence with our plan prior to initiating the above-mentioned studies, which will be conducted concurrently with the open-label study and completed prior to the New Drug Application filing.

The timeframe for us to begin these studies largely depends on our ability to obtain financing through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory review. We believe that we will be able to file the New Drug Application in the U.S. and in Europe, approximately ten and six months, respectively, after the completion of patient enrollment for the open-label study. We are pursuing meetings with various European regulatory authorities to determine the requirements and timeline for filing the Marketing Authorization Application in the European Union, and we anticipate that the timeframe for EU filings may be earlier. However, these timeframes may change if we encounter any delay in financing, clinical testing or regulatory review.

If we are not able to successfully arrange financing through additional partnering agreements or from other sources in order to fully fund the studies described above or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

In April 2002, Alprox-TD was launched in Hong Kong under the Befar trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar in China and will receive such payments in other Asian markets once Befar is approved for marketing in such other markets. The sale of Befar® has been slower than anticipated for several reasons. The switching of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted the sale of the product in the two markets. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT®-based products with CJ Pharmaceuticals, one of the five largest pharmaceutical companies in South Korea. Its parent company, CJ Corporation, is a major conglomerate in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals will develop, file for regulatory approval, market and distribute Befar® and Femprox® in South Korea.

We are exploring the application of the NexACT® technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one Phase 2 study for Femprox ® and intend to continue with its U.S. clinical development pending the availability of a partnering agreement. We are conducting a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S. The clinical data and experience to be gained from this study will guide us in designing future U.S. studies.

In September 2004, we filed an Investigational New Drug application with the FDA for NM100060, our proprietary nail lacquer treatment for onychomycosis. We had previously completed overseas, a multi-center, randomized, placebo-controlled, parallel, blinded efficacy and safety study, which enrolled 120 patients with various severities of big toenail fungal infection. The study was designed to evaluate the dose-response relationship of the efficacy and safety of the NM100060 lacquer. The data suggest that all three tested doses of the NM100060 lacquer were well tolerated by the patients, and the primary efficacy rate was up to 60%. NM100060 is topically applied, and incorporates terbinafine, a currently marketed oral anti-fungal drug, with the NexACT® technology, which facilitates the permeation of the drug through the nail and into the nail bed. Assuming the FDA’s concurrence with our proposed protocol, we intend to proceed with U.S. Phase 1 testing while we actively engage in discussions with potential pharmaceutical partners who are interested in co-developing the product with us.

During the last 18 months, we have entered into a series of R&D agreements with Japanese pharmaceutical companies, to develop new topical treatments for different indications. These agreements provided for modest signing payments, followed by additional payments based on the achievement of certain milestones. As of September 30, 2004 we have completed all research and development work associated with these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements.

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

We have eleven U.S. patents either acquired or received, and two patent applications allowed out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT® -based products under development, such as Alprox-TD®, Femprox®, and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position with respect to our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

The following table identifies our eleven U.S. patents issued for NexACT® technology and/or our NexACT-based products under development, and the year of expiration for each patent:

Patent Name	Expiration Date
Biodegradable Absorption Enhancers	2008
Biodegradable Absorption Enhancers	2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2017
Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)	2019
Topical Compositions Containing Prostaglandin E1	2019
CIP: Topical Compositions Containing Prostaglandin E1	2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
CIP: Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020

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

The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period lasting from 12 months to several years. Upon completion of Phase 3 studies, a New Drug Application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

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

Successful commercialization of our products may depend on the availability of reimbursement to consumers from third-party healthcare payers, such as government and private insurance plans. Even if we succeed in bringing one or more products to market, reimbursement to consumers may not be available or sufficient to allow us to realize an appropriate return on our investment in product development or to sell our products on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly in the U.S. could adversely affect our business and limit our revenue.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2004, we had an accumulated deficit of $97,966,988. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is substantial doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2003 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

On July 1, 2004 we entered into a license, supply and distribution agreement with Schering. This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product.

We are actively engaged in discussions with several pharmaceutical companies for additional partnering agreements for Alprox-TD® and for commercialization of NM100060 lacquer in various markets, including the U.S. However, consummation of such additional arrangement(s) is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreement(s) on a timely basis, if at all, or on terms acceptable to us.

Through September 30, 2004, we recorded significantly less non-cash interest expense charges in connection with convertible notes than during the first nine months of 2003. The convertible notes which were outstanding in the first half of 2003 and were converted into common stock in December 2003 were issued with significant debt discounts that were being amortized to interest expense over the life of the notes, whereas the convertible notes issued in December 2003 and outstanding at September 30, 2004 were issued at no discount and therefore have no non-cash interest expense related to the amortization of debt discounts.

At September 30, 2004, we had $1,679,039 in prepaid expenses and other assets as compared to $1,482,426 at December 31, 2003. The increase is primarily due to a second deposit of approximately $1.3 million made in the first quarter of 2004, net of amounts expended through September 30, 2004 of approximately $1.1 million, to an independent clinical research organization for the planned clinical studies for Alprox-TD®. The initial deposit of approximately $1.3 million was made in December 2003.

At September 30, 2004, we had cash and cash equivalents, and marketable securities and short term investments of approximately $6.17 million as compared to $10.98 million at December 31, 2003. During the first nine months of 2004, we expended approximately $12.5 million in cash, which consisted of the $1.3 million payment referred to above to the contract research organization for Alprox-TD®, approximately $500,000 paid to employees for the 2003 bonuses accrued in December of 2003, approximately $1.7 million in out of pocket development costs related to other NexACT ® -based products, including approximately $1.5 million related to the NM100060 lacquer, approximately $600,000 in legal fees related to ongoing lawsuits as well as professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 and Nasdaq, as well as our fixed monthly overhead costs of approximately $900,000 per month. We project that our cash reserves are sufficient to sustain operations for 6 months at our current expenditure level, which includes fixed monthly overhead expenses and the projected out of pocket project costs related to NexACT® -based products other than Alprox-TD ® . We anticipate that our monthly rate of cash expenditures will increase significantly upon initiating the planned clinical studies for Alprox-TD® and the NM100060 lacquer. The timeframe for us to begin these studies largely depends on our ability to obtain financing through additional partnering agreements for Alprox-TD® and the NM100060 lacquer or from other sources, and on regulatory review.

At September 30, 2004, we had $180,032 in payroll related liabilities as compared to $1,273,303 at December 31, 2003. The decrease is the result of the third quarter 2004 payment of the 2003 employee bonuses which were accrued in December 2003.

At September 30, 2004, we had no deferred revenue as compared to $128,708 at December 31, 2003. The decrease is the result of our recognition of all of the revenue deferred at December 31, 2003 related to our ongoing research and development projects for our Japanese partners. In the first nine months of 2004, we have completed all research and development work associated with these agreements and have recognized all related revenue.

To date, we have spent approximately $65.3 million on the Alprox-TD® development program, and anticipate that we will spend approximately an additional $15 million to complete the proposed clinical studies. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD  and its commercialization.

The timeframe for us to begin these studies largely depends on our ability to obtain financing through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory review. We believe that we will be able to file the New Drug Application in the U.S. and in Europe, approximately ten and six months, respectively, after the completion of patient enrollment for the open-label study. We are pursuing meetings with various European regulatory authorities to determine the requirements and timeline for filing the Marketing Authorization Application in the European Union, and we anticipate that the timeframe for EU filings may be earlier than the U.S. filing. However, these timeframes may change if we encounter any delay in financing, clinical testing or regulatory review.

If we are not able to successfully arrange financing through additional partnering agreements or from other sources in order to fully fund the studies described above or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

Additionally, we intend to initiate additional clinical studies for NM100060 lacquer and other NexACT®-based products, pending the availability of financing or through partnering arrangements.

We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and good manufacturing practice development as related to our East Windsor manufacturing facility and estimate that we will spend an additional $2 million, approximately, prior to the FDA pre-approval inspection for the facility.

In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment and expired in March 2002. As of March 31, 2002, we had financed $1,113,459 of equipment purchases under this GE credit line, and as of September 30, 2004, there was an outstanding balance due GE of $148,479 under this facility, payable in monthly installments through various dates in 2004.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. We accessed $1,111,427 of this credit line, and as of September 30, 2004, there was an outstanding balance due GE of $457,977 under the January 2002 facility, payable in 42 monthly installments from the date of take-down.

In July 2003, GE approved a new credit line, which expires in July 2004 and provides for the financing of up to $1.85 million of equipment. We accessed $738,731 of this credit line in 2003, and as of September 30, 2004, there was an outstanding balance due GE of $503,744 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

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

Comparison of Results of Operations Between the Three Months Ended September 30 of 2004 and of 2003.

Revenue. We recorded $63,457 in revenue during the third quarter of 2004 as compared to $64,552 during the same period in 2003. The revenue consisted of $2,444 and $1,474, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $61,013 and $63,078, respectively, of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. We will recognize no further revenue in 2004 related to these agreements.

Research and Development Expenses. Our research and development expenses for the third quarter of 2004 and 2003 were $2,894,407 and $1,687,459, respectively. Research and development expenses included $314,467 attributable to Alprox-TD® in the third quarter of 2004, $911,116 attributable to NM100060 and the balance was attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to $308,125 for Alprox-TD® and $123,843 for NM100060 during the same period in 2003. We had a significant increase in research and development expenditures in the third quarter of 2004 related to other NexACT®-based products under development including NM100060, as we prepared for clinical studies in the U.S. We anticipate that total research and development spending in 2004 will increase with the planned activities for our products under development.

 General and Administrative Expenses. Our general and administrative expenses were $1,801,270 during the third quarter of 2004 as compared to $1,225,359 during the same period in 2003. The increase is largely attributable to increased legal fees related to ongoing lawsuits as well as professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 and Nasdaq. We anticipate that 2004 general and administrative expenses will increase as compared to 2003 with the increased legal fees related to ongoing lawsuits, anticipated increase in development activities and with the additional compliance activities mandated by the Sarbanes-Oxley Act of 2002 and by Nasdaq.

Interest Expense. We had interest expense of $75,624 during the third quarter of 2004, as compared to interest expense of $333,579 during the same period in 2003. The significant decrease is the result of a decrease in the amortization of note discounts related to our convertible notes. In 2003, our convertible notes had significant discounts that were being amortized to interest expense over the life of the notes. As a result of the full conversion of these notes in December 2003 and the issuance of new convertible notes with no discounts in December 2003, there are no longer any note discounts to amortize to interest expense.

Other Expense. Other expense was $8,409 during the third quarter of 2004 as compared to expense of $2 during the same period in 2003. Third quarter 2004 other expense consists of a loss on the sale of marketable securities.

Net Loss. Net loss was $4,716,253 for the third quarter of 2004, as compared to $3,181,847 for the third quarter of 2003. The increase in net loss for the quarter was primarily due to the increased research and development spending related to the NM100060 lacquer as we prepare for U.S. clinical trials. We anticipate that net loss in 2004 will increase with the planned activities for Alprox-TD®, NM100060 and other NexACT®-based products under development.

Net Loss Applicable to Common Stock. Net loss applicable to common stock was $4,716,253or $0.10 per share for the third quarter of 2004, as compared to $3,235,194 or $0.09 per share for the same period in 2003. The increase in net loss for the quarter was primarily due to the increased research and development spending related to the NM100060 lacquer as we prepare for U.S. clinical trials. The net loss per share remained the same due to an increase in the total number of shares outstanding from 38,617,980 to 46,093,980.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2004 and of 2003.

Revenue. We recorded $356,922 in revenue during the first nine months of 2004 as compared to $67,236 during the same period in 2003. The revenue included $7,072 and $4,158, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee. Revenue for the first nine months of 2004 and 2003 also included $349,850 and $63,078, respectively, recognized on our research and development agreements with Japanese pharmaceutical companies. The increase in research and development fee revenue in the first nine months of 2004 is the result of the completion of all research and development work associated with these agreements and the recognition of all related revenue.

Research and Development Expenses. Our research and development expenses for the first nine months of 2004 and 2003 were $8,186,127 and $5,649,391 respectively. Research and development expenses included $3,309,509 attributable to Alprox-TD® in the first nine months of 2004, and $1,743,004 attributable to NM100060 with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to $2,040,945 for Alprox-TD® and $232,988 for NM 100060 during the same period in 2003.

 General and Administrative Expenses. Our general and administrative expenses were $4,362,470 during the first nine months of 2004 as compared to $3,768,476 during the same period in 2003. The increase is largely attributable to increased legal fees related to ongoing lawsuits as well as professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 and Nasdaq. Additionally, we have been steadily increasing expenses since the second half of 2003 in order to return to the general and administrative support levels that are necessary to operate the Company under the scaled up Alprox-TD® and other NexACT®-based products development programs.

Interest Expense. We had interest expense of $259,774 during the first nine months of 2004, as compared to interest expense of $1,145,814 during the same period in 2003. The significant decrease is the result of a decrease in the amortization of note discounts related to our convertible notes.

Other income (expense). Other income was $82,272 during the first nine months of 2004 as compared to other expense of $109,976 during the same period in 2003. The other income for the first nine months of 2004 consists of a one-time payment that the Company received upon cancellation of a research and development agreement with a Japanese pharmaceutical company offset by a loss on the sale of marketable securities. The first nine months of 2003 expense was attributable to the sale of marketable securities and the disposition of equipment at a loss in order to generate additional cash.

Net Loss. Net loss was $12,745,453 for the first nine months of 2004, as compared to $10,606,421 for the same period in 2003. The increase in net loss is primarily attributable to the increase in research and development expenses related our product development programs for Alprox-TD® and NM100060 as well as increased legal fees related to ongoing lawsuits and increased professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 and Nasdaq,partially offset by increased revenues and a decrease in interest expense. We anticipate that net loss in 2004 will increase with the planned activities for Alprox-TD®, the NM100060 lacquer and other NexACT®-based products under development.

Net Loss Applicable to Common Stock. Net loss applicable to common stock was $12,745,453 or $0.30 per share for the first nine months of 2004, as compared to $13,724,265 or $0.43 per share for the same period in 2003. The decrease in net loss applicable to common stock is primarily attributable to a deemed dividend related to the beneficial conversion feature of our preferred stock issued in the first nine months of 2003 partially offset by the increase in net loss described above as well as an increase in the total number of shares outstanding from 38,617,980 to 46,093,980.

Recent Accounting Pronouncement

In March 2004, the Emerging Issues Task Force issued EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”.  This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, should calculate and disclose earnings per share based on the two-class method.  The adoption of this statement does not have an impact to the Company’s financial statement presentation as the Company is currently in a loss position.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended. There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's third quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 22, 2003, four former employees (who were later joined by a fifth former employee) filed a lawsuit in the Superior Court of New Jersey against the Company, Y. Joseph Mo, and Administaff (the co-employer who until December 31, 2003, provided the Company’s benefits), claiming their termination at the time of their November 2002 lay-off was due to age discrimination, and seeking unspecified damages. This complaint was covered by a labor insurance policy maintained through Administaff. In September 2004, the parties to this lawsuit entered into a settlement agreement dismissing the complaint with prejudice. The settlement agreement provided for the issuance of shares of the Company’s common stock representing the value of the settlement amount of $180,783, in the aggregate, to the plaintiffs, or 118,600 shares based on the closing price of its stock on September 9, 2004.

On December 29, 2003, a consultant previously engaged by the Company filed a suit in the Superior Court of New Jersey, Chancery Division: Mercer County, which subsequently was removed to the United States District Court for the District of New Jersey, alleging a breach by the Company of a consulting agreement entered into with that consultant in January 2003. The plaintiff alleged that the Company failed to issue certain warrants provided for under that agreement, which the Company terminated in April 2003. On October 7, 2004, the parties entered into a settlement agreement pursuant to which, the plaintiff filed a voluntary dismissal of the complaint with prejudice in exchange for a one-time cash payment of $25,000 from the Company.

There have been no material changes to the other legal proceeding described in the Company's Form 10-Q filed with the Securities Exchange Commission on August6, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2004, the Company entered into a consulting agreement pursuant to which the consultant, who was a former senior executive for a major pharmaceutical company, agreed to advise the Company on business development activities in exchange for warrants to purchase 450,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The five-year warrants provided for vesting in two equal installments with the first installment having vested on October 31, 2004 and the second installment to vest on October 31, 2005, assuming continuous service to the Company. The warrant was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On October 1, 2004, the Company issued 97,756 shares of its common stock to the noteholders of its 2003 Notes in payment of accrued interest through September 30, 2004 of $152,500. Interest accretes on the 2003 Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. The shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.     EXHIBITS

10.1*	License, Supply and Distribution Agreement between the Company and Schering AG, Germany, dated July 1, 2004

10.2	Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   NEXMED, INC.

Date: November 8, 2004        /s/ Vivian H. Liu
   Vivian H. Liu
   Vice President, Chief Financial
   Officer and Secretary

EXHIBIT INDEX

10.1*	License, Supply and Distribution Agreement between the Company and Schering AG, Germany, dated July 1, 2004

10.2	Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

