Form 10-Q/A
period 2004-09-30
NEXMED INC
filed 2004-11-15
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

Explanatory Note

This form 10-Q/A is being filed solely to correct inadvertent errors made during the Edgarization of NexMed, Inc’s Form 10-Q for the quarterly period ended September 30, 2004. These clerical errors did not change net loss, earnings per share, total assets, stockholders’ equity or total cash flows. The errors were comprised of the following:

Part 1, Item 1: In the Condensed Consolidated Statement of Cash Flows, we have corrected the line items for Net Loss, Non-cash compensation expense and Issuance of common stock, net of offering costs for the nine months ended September 30, 2004 and the line item for issuance of common stock, net of offering costs for the nine months ended September 30, 2003.

Part I, Item 2: Under General and Administrative Expenses on page 18, we have corrected the amount of general and administrative expenses for the first nine months of 2004.

In addition, in light of the filing of this Form 10-Q/A we have made the following changes to the Form 10-Q:

Part II, Item 6, Exhibit Index and Exhibits: We have amended both Part II, Item 6 and the Exhibit Index to reflect the fact that Exhibits 10.1 and 10.2 were previously filed with the Form 10-Q. We have amended Exhibits 31.1, 31.2, 32.1 and 32.2 to refer to the filing of this Form 10-Q/A.

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

NexMed, Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Cash flows from operating activities
Net loss (See Note 1)	$(12,745,453)	$(10,606,421)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	751,893	930,330
Non-cash interest, amortization of debt discount and
deferred financing costs	99,392	1,148,371
Non-cash compensation expense (See Note 1)	785,959	339,147
Net loss on sale of marketable securities	8,421	94,824
Loss on disposal of fixed assets	18,982	30,150
(Increase)/decrease in prepaid expenses and other assets	(196,613)	118,841
Increase/(decrease) in accounts payable
and accrued expenses	729,731	(3,750,907)
Decrease in payroll related liabilities	(1,093,271)	-
Decrease in deferred revenue	(128,708)	-
Net cash used in operating activities	(11,769,667)	(11,695,665)

Cash flows from investing activities
Proceeds from repayment of notes receivable	48,341	117,224
Capital expenditures	(117,698)	(317,056)
Purchase of marketable securities	(12,358)	(1,501,602)
Purchase of short term investments	(384,000)	-
Sales of marketable securities	509,112	545,200
Net cash provided by (used in) investing activities	43,397	(1,156,234)

Cash flows from financing activities
Issuance of common stock, net of offering
costs (See Note 1)	7,508,184	10,891,839
Issuance of preferred stock, net of offering
costs	-	7,396,623
Proceeds from exercise of stock options	187,672	186,899
Cash from Capital Lease Sale	-	413,643
Issuance of mortgage and notes payable	-	1,550,000
Repayments of notes payable	-	(950,000)
Repayment of capital lease obligations	(666,538)	(475,010)
Net cash provided by financing activities	7,029,318	19,013,994

Net (decrease) increase in cash and cash equivalents	(4,696,952)	6,162,095

Effect of foreign exchange on cash and cash equivalents	762	3,518

Cash and cash equivalents, beginning of period	$10,479,214	$1,035,149

Cash and cash equivalents, end of period	$5,783,024	$7,200,762

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

These financial statements have been revised to correct inadvertent errors made during the Edgarization of NexMed, Inc’s Form 10-Q for the quarterly period ended September 30, 2004. These clerical errors did not change net loss, earnings per share, total assets, stockholders’ equity or total cash flows. In the Condensed Consolidated Statement of Cash Flows, the Company has corrected the line items for Net Loss, Non-cash compensation expense and Issuance of common stock, net of offering costs for the nine months ended September 30, 2004 and the line item for Issuance of common stock, net of offering costs for the nine months ended September 30, 2003.

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

 General and Administrative Expenses. Our general and administrative expenses were $4,738,746 during the first nine months of 2004 as compared to $3,768,476 during the same period in 2003. The increase is largely attributable to increased legal fees related to ongoing lawsuits as well as professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 and Nasdaq. Additionally, we have been steadily increasing expenses since the second half of 2003 in order to return to the general and administrative support levels that are necessary to operate the Company under the scaled up Alprox-TD® and other NexACT®-based products development programs.

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

ITEM 6.     EXHIBITS

10.1*+	License, Supply and Distribution Agreement between the Company and Schering AG, Germany, dated July 1, 2004

10.2+	Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
+  Previously filed with the Form 10-Q filed with the SEC on November 9, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   NEXMED, INC.

Date: November 15, 2004        /s/ Vivian H. Liu
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

