Form 10-Q
period 2005-03-31
NEXMED INC
filed 2005-05-10
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 6, 2005, 51,830,835 shares of Common Stock, par value $0.001 per share, were outstanding.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$2,472,265	$7,747,285
Marketable securities and short term investments	2,500,000	1,384,000
Prepaid expenses and other assets	801,903	1,399,514
Total current assets	5,774,168	10,530,799

Fixed assets, net	9,552,478	9,714,450
Debt issuance cost, net of accumulated amortization	24,580	27,412
Total assets	$15,351,226	$20,272,661

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,068,807	$1,147,840
Payroll related liabilities	220,284	277,660
Capital lease obligations - current portion	559,583	644,050
Total current liabilities	1,848,674	2,069,550

Long Term liabilities:
Convertible notes payable	6,000,000	6,000,000
Other long term liabilities	568,000	568,000
Capital lease obligations	129,430	233,826
Total Liabilities	8,546,104	8,871,376

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $.001 par value, 80,000,000 shares authorized, 51,701,446 and 51,687,046 issued and outstanding, respectively	51,702	51,688
Additional paid-in capital	113,632,509	113,604,968
Accumulated other comprehensive loss	(9,636)	(10,188)
Accumulated deficit	(106,869,453)	(102,245,183)
Total stockholders' equity	6,805,122	11,401,285

Total liabilities and stockholders' equity	$15,351,226	$20,272,661

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2005	2004

Royalties and research and development fees	$2,381	$104,199

Operating expenses
General and administrative	1,309,893	1,360,038
Research and development	3,257,401	2,634,348
Total operating expenses	4,567,294	3,994,386

Loss from operations	(4,564,913)	(3,890,187)

Other expense
Interest expense, net	(59,357)	(91,379)

Net loss	(4,624,270)	(3,981,566)

Other comprehensive income (loss)
Foreign currency translation adjustments	552	512
Unrealized loss on available-for-sale securities	--	(4,728)
Total other comprehensive income (loss)	552	(4,216)

Comprehensive Loss	(4,623,718)	(3,985,782)

Basic and diluted loss per share	$(0.09)	$(0.10)

Weighted average common shares outstanding
used for basic and diluted loss per share	51,697,015	40,212,607

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2005	2004
Cash flows from operating activities
Net loss	$(4,624,270)	$(3,981,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	237,299	266,730
Non-cash interest, amortization of debt discount and
deferred financing costs	2,832	2,837
Non-cash compensation expense	19,635	33,390
Loss on disposal of fixed assets	2,617	-
Decrease/(increase) in prepaid expenses and other assets	597,611	(533,042)
Decrease in deferred revenue	-	(30,750)
(Decrease)/increase in payroll related liabilities	(57,376)	14,281
(Decrease)/increase in accounts payable
and accrued expenses	(79,033)	100,335
Net cash used in operating activities	(3,900,686)	(4,127,785)

Cash flow from investing activities
Proceeds from collection of note receivable	-	42,425
Capital expenditures	(77,942)	(29,013)
Purchase of marketable securities and short term investments	(1,500,000)	(4,500)
Proceeds from sale of marketable securities and short term investments	384,000	-
Net cash (used in) provided by investing activities	(1,193,942)	8,912

Cash flow from financing activities
Issuance of common stock, net of offering costs	-	151,588
Proceeds from exercise of stock options	7,920	-
Repayment of capital lease obligations	(188,864)	(217,221)
Net cash used in financing activities	(180,944)	(217,221)

Net decrease in cash and cash equivalents	(5,275,572)	(4,336,093)

Effect of foreign exchange on cash and cash equivalents	552	512

Cash and cash equivalents, beginning of period	7,747,285	9,479,214

Cash and cash equivalents, end of period	$2,472,265	$5,143,633

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

The Company has an accumulated deficit of $106,869,453 at March 31, 2005 and the Company expects to incur additional losses throughout 2005. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Management plans to obtain such additional financing through additional partnering agreements for Alprox-TD® and some of its other products under development using the NexACT® technology as well as through the issuance of debt and/or equity securities. If the Company is successful in entering into additional partnering agreements for some of its products under development using the NexACT® technology, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, the Company's net loss and loss per share would have been as follows:

	For the three months ended
	March 31,
	2005	2004

Net loss, as reported	$(4,624,270)	$(3,981,566)
Add: Stock-based compensation expense included
in reported net loss	19,635	33,390
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(356,789)	(491,519)
Proforma net loss	$(4,961,424)	$(4,439,695)

Basic and diluted loss per share:
As reported	$(0.09)	$(0.10)
Proforma	$(0.10)	$(0.11)

The Company recorded expenses of $19,635 and $17,778 in the first quarter 2005 and 2004, respectively, related to the value of stock options issued to non-employees which became fully vested during the periods. The value of the vested options was computed using the Black-Sholes option-pricing model.

3. LOSS PER SHARE

At March 31, 2005 and 2004, respectively, options to acquire 5,244,930 and 5,619,141 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,200,000 and 923,077 shares of common stock at conversion prices of $5.00 and $6.50, respectively, and warrants to acquire 11,211,691 and 7,164,761 shares of common stock with exercise prices ranging from $1.00 to $4.51 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4. NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “Notes”) with a principal amount of $6 million. The Notes are payable on May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey. The Notes are convertible at $5.00 per share or into a total of 1,200,000 shares of the Company’s common stock. Interest accretes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On April 1, 2005, the Company issued 126,389 shares of its common stock to the holders of the Notes in payment of accrued interest through March 31, 2005 of $151,667.

5. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of March 31, 2005, there was an outstanding balance due GE of $13,666 under this facility. The balance due under this facility will be fully paid in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. As of March 31, 2005, there was an outstanding balance due GE of $291,357 under the January 2002 facility. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. As of March 31, 2005, there was an outstanding balance due GE of $383,990 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

6. WARRANTS

On October 1, 2004, the Company entered into a consulting agreement pursuant to which the consultant, who was a former senior executive for a major pharmaceutical company, agreed to advise the Company on business development activities in exchange for warrants to purchase 450,000 shares of the Company’s common stock at an exercise price of $3.00 per share. The five-year warrants provided for vesting in two equal installments with the first installment having vested on October 31, 2004 and the second installment to vest on October 31, 2005, assuming continuous service to the Company. On March 18, 2005, the Company terminated the services of the consultant and the unvested warrants were cancelled, effective immediately.

7. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

8.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with commitments by the Company that initially totaled approximately $12.8 million. These agreements provide that upon cancellation, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At March 31, 2005, this amounts to approximately $1,100,000. The Company anticipates that the clinical research in connection with the agreements will be completed in 2006.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

A lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one former employee against the Company for a bonus of approximately $800,000 that he believes he should have received upon completion of the construction of the Company's East Windsor manufacturing facility. The Company has engaged counsel to defend its position and intends to defend itself vigorously against the above-mentioned claim and believes it has valid defenses; however, the case is still in the preliminary stages and the likely outcomes cannot be predicted, nor can a reasonable estimate of the amount of loss, if any, be made.

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. As of March 31, 2005, the Company has accrued approximately $568,000, as other long-term liabilities, based upon the estimated present value of the vested portion of the obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect the Company's business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside the control of the Company.

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

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries including countries in Europe and the Middle East as well as South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product. We continue to engage in discussions with several pharmaceutical companies, and are engaged in draft contract negotiations with one of them, for the commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such additional arrangement(s) is subject to continuing complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

Prior to filing a New Drug Application for Alprox-TD®, we will be required to initiate a new 12-month open-label safety study. We had previously initiated an open-label study, which was halted in November 2002 due to FDA concerns about results of our transgenic mice study. However, we have determined with the FDA that completion of the open-label study is not a prerequisite for our New Drug Application submission provided that the 12-month safety update on 100 patients is filed within four months after the New Drug Application submission. We are required to have three hundred patients complete six months of testing in the study at the time of New Drug Application submission, and 100 patients must complete the 12-month study prior to New Drug Application approval.

We have met with two European regulatory authorities in connection with the Marketing Authorization Application (comparable to the New Drug Application in the U.S.) for Alprox-TD® in the European Union (EU) markets. The purpose of these meetings was to determine the requirements for filing and what additional studies, if any, may be needed to file the Marketing Authorization Application. We are now formulating our strategy for filing the Marketing Authorization Application and obtaining approval for Alprox-TD® in Europe so that we can ensure that all European Union and U.S. requirements are incorporated into the 12-month open-label safety study. We have determined that this study must be completed prior to filing the Marketing Authorization Application and as a result the Marketing Authorization Application will likely be filed after the U.S. New Drug Application.

In late 2003, we met with the FDA to evaluate our Alprox-TD® New Drug Application package and to discuss possible product improvements. At that time, the FDA suggested that we include a transfer study of Alprox-TD® in female subjects as part of our New Drug Application submission. During the same meeting, we proposed to the FDA a new and improved formulation of Alprox-TD®, to include in our New Drug Application filing. The FDA has permitted us to switch to the new formulation if we conduct two bridging studies to confirm the efficacy of the new formulation. We continue to be engaged in discussions with the FDA concerning the regulatory plan and have scheduled a follow-up meeting in June 2005 to discuss the components of our pre-clinical package for Alprox-TD® . We intend to obtain the FDA’s concurrence with our plan prior to initiating the above-mentioned studies, which will be conducted concurrently with the open-label study and completed prior to the New Drug Application filing.

The timeframe for us to begin these studies largely depends on our ability to substantially pre-fund these studies through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory concurrence. We believe that we will be able to file the New Drug Application in the U.S. and the Marketing Authorization Application in Europe, approximately ten and fourteen months, respectively, after the completion of patient enrollment for the 12-month open-label study.  However, these timeframes may change if we encounter any delay in financing, clinical testing or regulatory review. If we are not able to successfully arrange financing through additional partnering agreements or from other sources in order to substantially pre-fund the studies described above or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

In April 2002, Alprox-TD® was launched in Hong Kong under the Befar® trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We currently receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar® in China and may receive such payments in other Asian markets once Befar® is approved for marketing in such other markets. The sale of Befar® has been slower than anticipated for several reasons. The switching of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted the sale of the product in the two markets. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT®-based products with CJ Pharmaceuticals, one of the five largest pharmaceutical companies in South Korea. Its parent company, CJ Corporation, is a major conglomerate in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals will develop, file for regulatory approval, market and distribute Befar® and Femprox® in South Korea.

We are exploring the application of the NexACT® technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one Phase 2 study for Femprox® and intend to continue with its U.S. clinical development pending the availability of additional partnering agreements. We have completed testing of a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S., and anticipate that top-line results will be available during the second quarter of 2005. The clinical data from this study will be shared with potential co-development partners. In addition, the experience gained from this study will guide us in designing future U.S. studies.

In September 2004, we filed an Investigational New Drug application with the FDA for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). We had previously completed overseas, a multi-center, placebo-controlled, parallel, blinded efficacy and safety study, which enrolled 120 patients with various severities of big toenail fungal infection. The study was designed to evaluate the dose-response relationship of the efficacy and safety of the NM100060 lacquer. The data suggest that all three tested doses of the NM100060 lacquer were well tolerated by the patients, and the primary efficacy rate was up to 60%. NM100060 is topically applied, and incorporates terbinafine, a currently marketed oral anti-fungal drug, with the NexACT® technology, which facilitates the permeation of the drug through the nail and into the nail bed.

On May 4, 2005, we announced the completion of a 60-patient U.S. Phase 1 study of NM100060. The study was a double-blind, randomized, parallel study designed to assess the safety and pharmacokinetics of NM100060.  In the study, the nail lacquer was applied twice a day for 28 days by patients with onychomycosis. The NM100060 lacquer product was applied directly to the nail and delivered a low dose of terbinafine HCI into the nail bed. The dosage was less than 1% of the oral dose. Based on the results from the U.S. Phase 1 study along with proof-of-concept study conducted overseas, we plan to discuss a development plan with the FDA with the goal of moving into Phase 3 trials in the U.S. before the end of 2005. We are in active discussions with potential pharmaceutical partners who are interested in co-developing the product with us for the U.S. and other international markets.

During 2003 and 2004, we entered into a series of research and development agreements with Japanese pharmaceutical companies, to develop new topical treatments for different indications. These agreements provided for modest signing payments, followed by additional payments based on the achievement of certain milestones. We have completed all research and development work associated with these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements. We anticipate that we will enter into additional research and development agreements but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.

Patents.

We have twelve U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development, such as Alprox-TD®, Femprox®, NM100060 lacquer product, and our non-steroidal anti-inflammatory cream. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2005, we had an accumulated deficit of $106,869,453. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is substantial doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2004 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

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

We are actively engaged in discussions with several pharmaceutical companies for additional partnering agreements for Alprox-TD® and for commercialization of NM100060 lacquer in various markets, including the U.S., and are engaged in draft contract negotiations with a pharmaceutical company regarding Alprox-TD®. However, consummation of such additional arrangement(s) is subject to continuing complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

At March 31, 2005, we had cash and cash equivalents, marketable securities and short term investments of approximately $5.0 million as compared to $9.1 million at December 31, 2004. During the first three months of 2005, we expended approximately $4.2 million in cash, which consisted of approximately $950,000 for the clinical and pre-clinical program for the NM100060 lacquer, approximately $103,000 for a 2004 profit sharing contribution to our 401K plan, approximately $90,000 for professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002 as well as our fixed monthly overhead costs of approximately $1,000,000 per month. We project that our cash reserves as of the date of this report are sufficient to sustain operations for approximately 3 months at our current expenditure level, which includes fixed monthly overhead expenses and the projected out of pocket project costs related to NexACT® -based products other than Alprox-TD® and the NM100060 lacquer. We expect to close in the near future an offering of the Company's securites that is exempt from the registration requirements of the Securities Act of 1933.

At March 31, 2005, we had $801,903 in prepaid expenses and other assets as compared to $1,399,514 at December 31, 2004. Such prepaid expenses consisted primarily of initial deposits made in 2003 and 2004 to an independent clinical research organization for the Company's planned clinical studies for Alprox-TD®. However, due to costs incurred in connection with the clean up and data analysis by the independent clinical research organization of an open-label safety study which was halted in November 2002 because of FDA concerns about results of our transgenic mice study, the independent clinical research organization agreed to apply the Company's deposits held for the planned clinical studies for Alprox-TD® to the clean up of the open-label study. This resulted in the decrease of prepaid expenses in the first quarter of 2005.

To date, we have spent approximately $66.8 million on the Alprox-TD® development program, and anticipate that we will spend approximately an additional $15 million to complete the proposed clinical studies. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and good manufacturing practice development related to our East Windsor manufacturing facility and estimate that we will spend an additional $2 million, approximately, prior to the FDA pre-approval inspection for the facility.

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of March 31, 2005, there was an outstanding balance due GE of $13,666 under this facility. The balance due under this facility will be paid fully in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. As of March 31, 2005, there was an outstanding balance due GE of $291,357 under the January 2002 facility. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. As of March 31, 2005, there was an outstanding balance due GE of $383,990 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

Critical Accounting Policies.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Comparison of Results of Operations Between the Three Months Ended March 31 of 2005 and of 2004.

Royalties and research and development fee revenue. We recorded $2,381 in revenue during the first quarter of 2005 as compared to $104,199 during the same period in 2004. The revenue consisted of $2,381 and $2,204 in 2005 and 2004, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $0 and $101,995, respectively, of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. In 2004, we completed all research and development work associated with these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements.

Research and Development Expenses. Our research and development expenses for the first quarter of 2005 and 2004 were $3,257,401 and $2,634,348, respectively. Research and development expenses included approximately $1,165,000 attributable to NM100060 in the first quarter of 2005, $891,000 attributable to Alprox-TD® and the balance was attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $1,154,000 for Alprox-TD® and $148,000 for NM100060 during the same period in 2004.

 General and Administrative Expenses. Our general and administrative expenses were $1,309,893 during the first quarter of 2005 as compared to $1,360,038 during the same period in 2004. The modest decrease is primarily due to a reduction in new hires in 2005 resulting in lower recruiting fees.

Interest Expense, net. We had interest expense net of interest income of $59,357 during the first quarter of 2005, as compared to $91,379 during the same period in 2004. The decrease is due to an increase in interest income earned in 2005 because of a higher average cash balance during the quarter and higher interest rates on our cash and short term investments.

Net Loss. Net loss was $4,624,270 or $0.09 per share for the first quarter of 2005, as compared to $3,981,566 or $0.10 per share for the first quarter of 2004. The increase in net loss for the quarter was primarily due to the increased research and development spending related to the NM100060 lacquer as we conducted required pre-clinical studies and the U.S. Phase 1 trial. The decrease in loss per share is due to the increase in number of shares issued and outstanding.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005, and apply to all awards that vest after the required effective date and to awards that are granted, modified, repurchased, or cancelled after that date. For an approximate impact on 2005 results please refer to the pro forma information above in the Accounting for Stock Based Compensation note.

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

There have been no material changes to our exposures to market risk since December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2005, the Company issued 126,389 shares of its common stock to the noteholders of its Notes in payment of accrued interest through March 31, 2005 of $151,667. Interest accretes on the Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company's common stock at a price of 105% of a five-day average of the market price of the Company's common stock prior to the time of payment. The shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

NEXMED, INC.

Date: May 9, 2005	By:	/s/ Vivian H. Liu

Vivian H. Liu Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.