Form 10-Q
period 2005-06-30
NEXMED INC
filed 2005-08-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 5, 2005, 51,915,612 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,769,828	$7,747,285
Short term investments	1,750,000	1,384,000
Prepaid expenses and other assets, net	474,158	1,399,514
Total current assets	5,993,986	10,530,799

Fixed assets, net	9,326,863	9,714,450
Debt Issuance costs	21,744	27,412
Total assets	$15,342,593	$20,272,661

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,132,965	$1,147,840
Payroll related liabilities	288,516	277,660
Capital lease obligation - current portion	465,060	644,050
Total current liabilities	1,886,541	2,069,550

Long Term liabilities:
Convertible notes payable	6,000,000	6,000,000
Other long term liabilities	568,000	568,000
Capital lease obligation	62,503	233,826
Total Liabilities	8,517,044	8,871,376

Series C 6% cumulative convertible preferred stock	3,300,974	-

Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value, 120,000,000
shares authorized, 51,827,835 and 51,687,046 issued
and outstanding, respectively	51,829	51,688
Additional paid-in capital	114,730,719	113,604,968
Accumulated other comprehensive income (loss)	(9,674)	(10,188)
Accumulated deficit	(111,248,299)	(102,245,183)
Total stockholders' equity	3,524,575	11,401,285

Total liabilities, convertible preferred stock and stockholders' equity	$15,342,593	$20,272,661

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Royalties and research and development fees	$2,329	$189,266	$4,710	$293,465

Operating expenses
General and administrative	1,423,683	1,577,438	2,733,576	2,937,476
Research and development	2,904,560	2,657,372	6,161,961	5,291,720
Total operating expenses	4,328,243	4,234,810	8,895,537	8,229,196

Loss from operations	(4,325,914)	(4,045,544)	(8,890,827)	(7,935,731)

Other Income (expense)
Interest income (expense), net	(52,932)	(92,771)	(112,289)	(184,150)
Other income	-	90,681	-	90,681
Total Other income (expense)	(52,932)	(2,090)	(112,289)	(93,469)

Net loss	($4,378,846)	($4,047,634)	($9,003,116)	($8,029,200)

Deemed dividend to preferred shareholders	(718,348)	-	(718,348)	-

Net loss applicable to common stock	($5,097,194)	($4,047,634)	($9,721,464)	($8,029,200)

Other comprehensive income (loss)
Foreign currency translation adjustments	(38)	362	514	874
Unrealized (loss) on available-for-sale securities	-	(3,682)	-	(8,410)
Total other comprehensive income (loss)	(38)	(3,320)	514	(7,536)

Comprehensive Loss	($4,378,884)	($4,050,954)	($9,002,602)	($8,036,736)

Basic and diluted loss per common share	$(0.10)	$(0.10)	$(0.19)	$(0.20)

Weighted average common shares outstanding
used for basic and diluted loss per share	51,827,835	41,111,822	51,762,425	40,662,215

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2005	2004
Cash flows from operating activities
Net loss	$(9,003,116)	$(8,029,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	477,453	509,362
Non-cash interest, amortization of debt discount and
deferred financing costs	157,339	96,556
Non-cash compensation expense	47,310	53,879
Net loss on sale of marketable securities	-	11
Loss on disposal of fixed assets	16,372	621
Decrease/(increase) in prepaid expenses and other assets	925,356	(248,461)
Increase in accounts payable and accrued expenses	(14,875)	542,371
Increase in payroll related liabilities	10,856	97,224
Decrease in deferred revenue	-	(124,535)
Net cash used in operating activities	(7,383,305)	(7,102,172)

Cash flows from investing activities
Proceeds from repayment of notes receivable	-	48,341
Capital expenditures	(106,241)	(61,350)
Purchase of marketable securities and short term investments	(1,500,000)	(1,008,551)
Proceeds from sale of marketable securities and short term investments	1,134,000	965
Net cash used in investing activities	(472,241)	(1,020,595)

Cash flows from financing activities
Issuance of common stock, net of offering costs	-	7,525,683
Issuance of Series C convertible preferred stock, net	4,219,969	-
Proceeds from exercise of stock options	7,920	181,872
Repayment of capital lease obligations	(350,314)	(439,362)
Net cash provided by financing activities	3,877,575	7,268,193

Net decrease in cash and cash equivalents	(3,977,971)	(854,574)

Effect of foreign exchange on cash and cash equivalents	514	874

Cash and cash equivalents, beginning of period	$7,747,285	$10,479,214

Cash and cash equivalents, end of period	$3,769,828	$9,625,514

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

The Company has an accumulated deficit of $111,248,299 at June 30, 2005 and the Company expects to incur additional losses through 2005. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Management plans to obtain such additional financing through additional partnering agreements for some of its NexACT®based products under development including Alprox-TD® and the anti-fungal treatment as well as through the issuance of debt and/or equity securities. If the Company is successful in entering into additional partnering agreements for some of its NexACT®based products under development, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of $1 million of auction rate securities from their previously reported classification as cash and cash equivalents to short term investments at June 30, 2004. The Company also made corresponding adjustments to the Consolidated Statement of Cash Flows for the six months ended June 30, 2004 to reflect the gross purchases of these auction rate securities in cash flows from investing activities. This change in classification does not affect previously reported cash flows from operations or financing activities in the previously reported cash flows.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, the Company's net loss and loss per share would have been as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net loss applicable to common stock	$(5,097,194)	$(4,047,634)	$(9,721,464)	$(8,029,200)
Add: Stock-based compensation expense included
in reported net loss	27,675	11,130	47,310	35,161
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(277,917)	(455,948)	(643,706)	(914,077)
Proforma net loss applicable to common stock	$(5,347,436)	$(4,492,452)	$(10,317,860)	$(8,908,116)

Basic and diluted loss per common share:
As reported	$(0.10)	$(0.10)	$(0.19)	$(0.20)
Proforma	$(0.10)	$(0.11)	$(0.20)	$(0.22)

The Company recorded expenses of $27,675 and $11,130 in the second quarter of 2005 and 2004 and $47,310 and $35,161 in the first half of 2005 and 2004 respectively, related to the value of stock options issued to non-employees which became fully vested during the periods. The value of the vested options was computed using the Black-Scholes option-pricing model.

3.    LOSS PER SHARE

At June 30, 2005 and 2004, respectively, options to acquire 5,208,830 and 5,734,674 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible notes convertible into 1,200,000 and 923,077 shares of common stock at conversion prices of $5.00 and $6.50, respectively, Mandatorily Convertible series C 6% cumulative convertible preferred stock convertible into 3,272,059 and zero shares of common stock and warrants to acquire 12,089,521 and 8,599,761 shares of common stock with exercise prices ranging from $1.00 to $4.04 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4.    CONVERTIBLE NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “Notes”) with a principal amount of $6 million. The Notes are payable on May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey. The Notes are convertible at $5.00 per share or into a total of 1,200,000 shares of the Company’s common stock. Interest accretes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On April 1, 2005, the Company issued 126,389 shares of its common stock to the holders of the Notes in payment of accrued interest for the six month period ended March 31, 2005 of $151,667.

5.    CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a line of credit with GE Capital Corporation, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of June 30, 2005, there was a zero balance due GE under this facility.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of the credit line and, as of June 30, 2005, there was an outstanding balance due GE of $205,292 thereunder. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. The Company accessed $738,731 of this credit line and, as of June 30, 2005, there was an outstanding balance due GE of $322,271 thereunder. Balances are payable in 36 monthly installments from the date of take-down.

6.    SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock is convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock can be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also has the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock , the Company will redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and March 31, 2006 and $450,000 plus accrued dividends on June 30, 2006. Any quarterly conversions will be at 95.5% of the then current market price.

The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $799,844 to the warrants. The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the Series C Stock that will not be amortized until such time that redemption for cash becomes probable. Therefore, the Company will record a deemed dividend to the shareholders of the Series C Stock in proportion to the amount expected to be redeemed at any time redemption for cash becomes probable. Assumptions utilized in the Black-Scholes model to value the warrants were: exercise price of $1.43 per share; fair value of the Company’s common stock on the date of issuance of $1.33 per share; volatility of 80%; term of 4 years and a risk-free interest rate of 3.97%.

The allocated value of the Series C Stock contained a beneficial conversion feature calculated based upon the difference between the effective conversion price of the proceeds allocated to the Series C Stock and the fair market value of the common stock on the date of issuance. As a result, the Company recorded deemed dividend to the shareholders of the Series C Stock of $636,241 on the issuance date, representing the value of the beneficial conversion feature of the Series C Stock. As the Company had no retained earnings on the date of the deemed dividend, the dividend was recorded as a reduction to additional paid-in capital.

The Company also recorded a discount to the Series C Stock of $209,686 based on an additional beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then current common stock price on each respective settlement date. The Company is amortizing this discount over the life of the Series C Stock using the effective interest method.  As of June 30, 2005, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $49,189 based on the amortization of the beneficial conversion feature through June 30, 2005.

On June 30, 2005, pursuant to the terms of the Series C Stock, the Company accrued dividends in the amount of $32,918 which was recorded as a deemed dividend to preferred shareholders in the Consolidated Statements of Operations and Comprehensive Loss.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 will be accreted as a deemed dividend to the holders of the Series C Stock at such time conversion becomes probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to paid -in capital.

7.    INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

8.    COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with commitments by the Company that initially totaled approximately $12.8 million. These agreements provide that upon cancellation, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At June 30, 2005, this amounts to approximately $1,100,000. The Company anticipates that the clinical research in connection with the agreements will be completed in 2006.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

A lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one former employee against the Company for a bonus of approximately $800,000 that he believes he should have received upon completion of the construction of the Company's East Windsor manufacturing facility. On July 11, 2005, the parties agreed to settle the complaint with prejudice, for a one-time payment of $150,000 by the Company to plaintiff and his legal counsel. This amount is currently recorded in accounts payable and accrued expenses on the consolidated balance sheet at June 30, 2005. In the event that the Company fails to finalize and execute a written settlement agreement within 30 days of the entry of the Stipulation, the plaintiff will have the right to reinstate the complaint by letter to the court.

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. As of June 30, 2005, the Company has accrued approximately $568,000, as other long-term liabilities, based upon the estimated present value of the vested portion of the obligation.

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

We have focused our application of the NexACT® technology to Alprox-TD® cream for the treatment of male erectile dysfunction. We are exploring the application of the NexACT® technology to other drug compounds and delivery systems, and are in various stages of developing new topical treatments for female sexual arousal disorder, nail fungus, premature ejaculation, wound healing, pain management and the prevention of nausea and vomiting associated with post-operative surgical procedures and cancer chemotherapy. In addition, we have been entertaining inquiries from other pharmaceutical companies that want to work with us utilizing the application of NexACT® technology to develop proprietary pharmaceutical products as new drug products or improved products in order to extend the life cycle of their existing products.

Alprox-TD® is an alprostadil-based cream treatment intended for patients with erectile dysfunction. Our clinical studies have demonstrated that NexACT® enhancers promote the rapid absorption of alprostadil and improve clinical responses. In December 2002, we completed two pivotal Phase 3 studies for Alprox-TD®, which tested over 1,700 patients at 85 sites throughout the U.S. The two pivotal studies were randomized, double-blind, placebo-controlled, and designed to confirm the efficacy and safety of Alprox-TD® in patients with varying degrees of erectile dysfunction.

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries including countries in Europe and the Middle East as well as South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product. We continue to engage in discussions with several pharmaceutical companies, and are engaged in draft contract negotiations with one specialty pharmaceutical company, for the development and commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such additional arrangement(s) is subject to continuing complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

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

We have met with two European regulatory authorities in connection with the Marketing Authorization Application (comparable to the New Drug Application in the U.S.) for Alprox-TD® in the European Union (EU) markets. The purpose of these meetings was to determine the requirements for filing and what additional studies, if any, may be needed to file the Marketing Authorization Application. We are now formulating our strategy for filing the Marketing Authorization Application and obtaining approval for Alprox-TD® in Europe so that we can ensure that all EU and U.S. requirements are incorporated into the 12-month open-label safety study. We have determined that this study must be completed prior to filing the Marketing Authorization Application and as a result the Marketing Authorization Application will likely be filed after the U.S. New Drug Application.

We held a follow-up meeting with the FDA in June 2005 concerning our regulatory plan, specifically the components of our pre-clinical package for Alprox-TD®. We know from a previous meeting with the FDA that we are required to conduct two bridging studies to confirm the efficacy of a new formulation of Alprox-TD®. We are trying to determine with the FDA whether any additional study is required for our New Drug Application. We intend to obtain the FDA’s concurrence with our plan prior to initiating the above-mentioned studies, which will be conducted concurrently with the open-label study and completed prior to the New Drug Application filing.

The timeframe for us to begin these studies largely depends on our ability to fund these studies through additional partnering agreements for Alprox-TD® or from other sources, and on regulatory concurrence. We believe that we will be able to file the New Drug Application in the U.S. and the Marketing Authorization Application in Europe, approximately ten and fourteen months, respectively, after the completion of patient enrollment for the 12-month open-label study.  However, these timeframes may change if we encounter any delay in financing, clinical testing or regulatory review. If we are not able to successfully arrange financing through additional partnering agreements or from other sources in order to substantially pre-fund the studies described above or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

In April 2002, Alprox-TD® was launched in Hong Kong under the Befar® trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We are entitled to receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar® in China and may receive such payments in other Asian markets once Befar® is approved for marketing in such other markets. The sale of Befar® has been slower than anticipated for several reasons. The switching of distributors by our Asian licensee in China and in Hong Kong during 2003 significantly disrupted the sale of the product in the two markets. In addition, China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT®-based products with CJ Pharmaceuticals in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals would develop, file for regulatory approval, market and distribute Befar® and Femprox® in South Korea. Recently, CJ Pharmaceuticals decided not to pursue regulatory approval and marketing of Befar®, but retained the development rights to Femprox® in South Korea. Our Asian licensee is currently seeking an alternate partner for Befar® in South Korea.

We are exploring the application of the NexACT® technology to other drug compounds and delivery systems. The furthest advanced of these products is Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one Phase 2 study for Femprox® and intend to continue with its U.S. clinical development pending the availability of additional partnering agreements. We completed testing of a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S. The results showed that the primary efficacy endpoint was statistically significant at the end of two evaluation periods. Patients showed demonstrable improvement in sexual arousal over the course of therapy. A total of 372 patients completed the study. The side effects reported were mild to moderate and short in duration. The clinical data from this study will be shared with potential co-development partners. In addition, the experience gained from this study will guide us in designing future U.S. studies.

We are also developing NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). NM100060 is topically applied, and incorporates terbinafine, a currently marketed oral anti-fungal drug, with the NexACT® technology, which facilitates the permeation of the drug through the nail and into the nail bed. In 2004, we completed a proof-of-concept study for NM100060 in China. The study enrolled 120 patients with various severities of big toenail fungal infection, and was designed to evaluate the dose-response relationship of the efficacy and safety of the NM100060 lacquer. The data suggest that all three tested doses of the NM100060 lacquer were well tolerated by the patients, and the primary efficacy rate was up to 60%.

On May 4, 2005, we announced the completion of a 60-patient U.S. Phase 1 study of NM100060, which was a double-blind, randomized, parallel study designed to assess the safety and pharmacokinetics of our product.  In the study, the nail lacquer was applied directly to the nail, twice a day for 28 days by patients with onychomycosis. The dosage of NM100060 was less than 1% of the oral dose. Based on the results from the U.S. Phase 1 study along with proof-of-concept study conducted overseas, we plan to discuss a development plan with the FDA with the goal of moving into Phase 3 trials in the U.S. before the end of 2005.

We have entered into draft contract discussions with potential pharmaceutical partners for the worldwide development and commercialization of NM100060. Consummation of such arrangements is subject to continuing complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

During 2003 and 2004, we entered into a series of research and development agreements with Japanese pharmaceutical companies, to develop new topical treatments for different indications. These agreements provided for modest signing payments, followed by additional payments based on the achievement of certain milestones. We have completed all research and development for these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements. We anticipate that we will enter into additional research and development agreements but we cannot assure you that we will be able to conclude any arrangement on a timely basis, if at all, or on terms acceptable to us.

Patents

We have twelve U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development, such as Alprox-TD®, Femprox® and the NM100060 lacquer product. We have two technology patents expiring in 2008 and 2009, respectively. However, the most recently issued patent that covers the NexACT®technology extends the protection to 2019.

To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications. We have about 200 international patents or patent applications pending.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2005, we had an accumulated deficit of $111,248,299. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is substantial doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2004 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is dependent on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

On July 1, 2004 we entered into a license, supply and distribution agreement with Schering. This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in Europe, Russia, the Middle East, South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD®and will manufacture and supply the product to Schering. Under the terms of this partnership, we may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product.

We are actively engaged in draft contract negotiations with a specialty pharmaceutical company regarding the development and commercialization of Alprox-TD®in the U.S. In addition, we have entered into draft contract negotiations with multi-national pharmaceutical companies for the worldwide development and commercialization of the NM100060 lacquer. However, consummation of such arrangements is subject to continuing complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

At June 30, 2005, we had cash and cash equivalents and short-term investments of approximately $5.5 million as compared to $9.1 million at December 31, 2004. In May 2005, we completed a private placement of our securities and received net proceeds of approximately $4.2 million. During the first half of 2005, we expended approximately $7.8 million in cash, which consisted of approximately $1.6 million for the clinical and pre-clinical program for the NM100060 lacquer and approximately $200,000 for legal fees including patent related expenses as well as our fixed monthly overhead costs of approximately $1,000,000 per month. We project that our cash reserves as of the date of this report are sufficient to sustain our operations through the end of 2005 at our current expenditure level, which includes fixed monthly overhead expenses and the projected out of pocket project costs related to NexACT®-based products other than Alprox-TD® and the NM100060 lacquer.

In the six months ended June 30, 2005, we recorded more non-cash interest expense charges than during the first half of 2004 because during the first half of 2005 we issued common stock to pay six months of accrued interest on convertible notes whereas in the first half of 2004 we issued common stock to pay only three months of accrued interest on such notes.

At June 30, 2005, we had $474,185 in prepaid expenses and other assets as compared to $1,399,514 at December 31, 2004. Such prepaid expenses consisted primarily of initial deposits made in 2003 and 2004 to an independent clinical research organization for the Company's planned clinical studies for Alprox-TD®. However, due to costs incurred in connection with the clean up and data analysis by the independent clinical research organization of an open-label safety study which was halted in November 2002 because of FDA concerns about results of our transgenic mice study, the independent clinical research organization agreed to apply the Company's deposits held for the planned clinical studies for Alprox-TD® to the clean up of the open-label study. This resulted in the decrease of prepaid expenses in the first half of 2005.

To date, we have spent approximately $67.3 million on the Alprox-TD® development program, and anticipate that we will spend approximately an additional $15 million to complete the proposed clinical studies. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and good manufacturing practice development related to our East Windsor manufacturing facility and estimate that we will spend an additional $2 million, approximately, prior to the FDA pre-approval inspection for the facility.

In February 2001, the Company entered into a line of credit with GE Capital Corporation , which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of June 30, 2005, there was a zero balance due GE under this facility.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of the credit line and, as of June 30, 2005, there was an outstanding balance due GE of $205,292 thereunder. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. The Company accessed $738,731 of this credit line and, as of June 30, 2005, there was an outstanding balance due GE of $322,271 thereunder. Balances due are payable in 36 monthly installments from the date of take-down.

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

Comparison of Results of Operations Between the Three Months Ended June 30 of 2005 and of 2004.

Royalties and research and development fee revenue. We recorded $2,329 in revenue during the second quarter of 2005 as compared to $189,266 during the same period in 2004. The revenue consisted of $2,329 and $2,424 in 2005 and 2004, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $0 and $186,842, respectively, of revenue recognized on research and development agreements with Japanese pharmaceutical companies. In 2004, we completed all research and development work associated with these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements.

Research and Development Expenses. Our research and development expenses for the second quarter of 2005 and 2004 were $2,904,560 and $2,657,372, respectively. Research and development expenses included approximately $1,034,562 attributable to NM100060 in the second quarter of 2005, $447,674 attributable to Alprox-TD®and the balance was attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $691,699 for Alprox-TD®and $683,616 for NM100060 during the same period in 2004.

 General and Administrative Expenses. Our general and administrative expenses were $1,423,683 during the second quarter of 2005 as compared to $1,577,438 during the same period in 2004. The decrease is primarily due to decreased legal expenses in 2005 related to the defense of three lawsuits in 2004 as compared to one in 2005. In addition, professional fees were considerably higher in 2004 as a result of initial compliance activities mandated by the Sarbanes Oxley Act of 2002.

Interest Expense, net. We had interest expense net of interest income of $52,932 during the second quarter of 2005, as compared to $92,771 during the same period in 2004. The decrease is due to an increase in interest income earned in 2005 because of higher interest rates on our cash and short term investments.

Other income. Other income was zero during the second quarter of 2005 as compared to $90,681 during the second quarter of 2004. Second quarter 2004 other income consisted of a one-time payment that was received by the Company upon cancellation of one of our research and development agreements with a Japanese pharmaceutical company.

Net Loss. Net loss was $4,378,846 for the second quarter of 2005, as compared to $4,047,634 for the same period in 2004. The increase in net loss for the period was primarily due to increased research and development spending related to the NM100060 lacquer.

Net Loss applicable to common stock. Net loss applicable to common stock was $5,097,194 or $0.10 per share for the second quarter of 2005, as compared to $4,047,634 or $0.10 for the same period in 2004. The increase in net loss applicable to common stockfor the period is due to increased research and development spending related to the NM100060 lacquer and other NexAct(R)-based products development programs as well as the deemed dividend to preferred shareholders in 2005 as discussed in note 6 of the consolidated financial statements. However, the net loss per share has remained the same as a result of an increase in the total number of weighted average shares outstanding from 41,111,822 to 51,827,835.

Comparison of Results of Operations Between the Six Months Ended June 30 of 2005 and of 2004.

Royalties and research and development fee revenue. We recorded $4,710 in revenue during the first six months of 2005 as compared to $293,465 during the same period in 2004. The revenue consisted of $4,710 and $4,628 in 2005 and 2004, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $0 and $288,837, respectively, of revenue recognized on our research and development agreements with Japanese pharmaceutical companies.

Research and Development Expenses. Our research and development expenses for the first six months of 2005 and 2004 were $6,161,961 and $5,291,720, respectively. Research and development expenses included approximately $2.2 attributable to NM100060 in the first six months of 2005, $1.3 attributable to Alprox-TD®and the balance was attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $1.8 for Alprox-TD®and $832,000 for NM100060 during the same period in 2004.

 General and Administrative Expenses. Our general and administrative expenses were $2,733,576 during the first six months of 2005 as compared to $2,937,476 during the same period in 2004. The decrease is primarily due to decreased legal expenses in 2005 related to the defense of three lawsuits in 2004 as compared to one in 2005. In addition, professional fees were considerably higher in 2004 as a result of intitial compliance activities mandated by the Sarbanes Oxley Act of 2002.

Interest Expense, net. We had interest expense net of interest income of $112,289 during the first six months of 2005, as compared to $184,150 during the same period in 2004. The decrease is due to an increase in interest income earned in 2005 because of higher interest rates on our cash and short term investments.

Other income. Other income was zero during the second half of 2005 as compared to $90,681 during the second half of 2004. Second half 2004 other income consisted of a one-time payment that was received by the Company upon cancellation of one of our research and development agreements with a Japanese pharmaceutical company.

Net Loss. Net loss was $9,003,116 for the first six months of 2005, as compared to $8,029,200 for the same period in 2004. The increase in net loss for the period was primarily due to increased research and development spending related to the NM100060 lacquer.

Net Loss applicable to Common Stock. Net loss applicable to common stock was $9,721,464 or $0.19 per share for the first half of 2005, as compared to $8,029,200 or $0.20 for the same period in 2004. The increase in net loss applicable to common stock for the period is due to increased research and development spending related to the NM100060 lacquer and other NexAct(R)-based products development programs as well as the deemed dividend to preferred shareholders in 2005 as discussed in note 6 of the consolidated financial statements. However, the net loss per share has decreased as a result of an increase in the total number of weighted average shares outstanding from 40,662,215 to 51,762,425.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. The adoption of this statement will not have an impact to the Company’s financial statement presentation since there have been no conditional asset retirement obligations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. Retrospective application of a change in accounting principle is limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We will adopt this Statement beginning January 1, 2006.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43. This statement amends guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current period charges. Additionally, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of this statement will not have an impact to the Company’s financial statement presentation since the Company currently does not have manufacturing inventory costs.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005, and apply to all awards that vest after the required effective date and to awards that are granted, modified, repurchased, or cancelled after that date. The Company is still evaluating the potential impact of the adoption of SFAS 123(R).

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one former employee against the Company for a bonus of approximately $800,000 that he believes he should have received upon completion of the construction of the Company's East Windsor manufacturing facility. On July 11, 2005, we agreed to settle the complaint with prejudice, for a one-time payment of $150,000 by the Company to plaintiff and his legal counsel. In the event that we fail to finalize and execute a written settlement agreement within 30 days of the entry of the Stipulation, the plaintiff will have the right to reinstate the complaint by letter to the court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following are the results of voting by stockholders present or represented by proxy at the Company's Annual Meeting of Stockholders, which was held on June 10, 2005:

ITEM 1. ELECTION OF DIRECTORS. The stockholders elected Leonard A. Oppenheim, Esq. and Y. Joseph Mo, Ph.D., to serve as Class III directors, until the year 2008, or until their successors are elected:

Name of Director	Votes For	Votes Withheld
Leonard A. Oppenheim, Esq.	43,382,966	1,649,950
Y. Joseph Mo, Ph.D.	43,122,721	1,900,195

The remaining members of the Board of Directors following the meeting are as follows: Class I directors, Sami A. Hashim, MD and Martin R. Wade, III, whose terms expire in 2007, and Class II directors, Richard J. Berman and Arthur D. Emil, whose terms expire in 2006.

ITEM 2. AMENDMENT TO ARTICLES OF INCORPORATION. The stockholders voted to approve and adopt an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of capital stock authorized for issuance by the Company from 90,000,000 to 130,000,000 shares, consisting of 120,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. There were 43,949,986 votes for this item; 1,039,048 votes against; 43,882 votes abstaining; and no broker non-votes.

ITEM 3. AMENDMENT TO ARTICLES OF INCORPORATION. The stockholders voted to approve and adopt an amendment to the Company’s Amended and Restated Articles of Incorporation to delete in its entirety Article NINTH. There were 44,084,358 votes for this item; 844,499 votes against; 104,059 votes abstaining; and no broker non-votes.

ITEM 4. RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for fiscal year 2005. There were 44,455,880 votes for ratification; 428,360 votes against;148,676 votes abstaining; and no broker non-votes.

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

NEXMED, INC.

Date: August 9, 2005	By:	/s/ Vivian H. Liu
Vivian H. Liu
Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.