Form 10-Q
period 2005-09-30
NEXMED INC
filed 2005-11-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 7, 2005, 54,530,382 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$5,697,074	$7,747,285
Short term investments	1,100,000	1,384,000
Other receivable	441,000	—
Prepaid expenses and other assets, net	901,449	1,399,514
Total current assets	8,139,523	10,530,799

Fixed assets, net	9,108,570	9,714,450
Debt Issuance costs	18,907	27,412
Total assets	$17,267,000	$20,272,661

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,297,834	$1,147,840
Deferred revenue	3,582,787	—
Payroll related liabilities	172,303	277,660
Capital lease obligation - current portion	356,546	644,050
Total current liabilities	5,409,470	2,069,550

Long Term liabilities:
Convertible notes payable	6,000,000	6,000,000
Deferred revenue	858,213	—
Other long term liabilities	568,000	568,000
Capital lease obligation	20,080	233,826
Total Liabilities	12,855,763	8,871,376

Series C 6% cumulative convertible preferred stock	1,293,907	—

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000
shares authorized, 54,368,993 and 51,687,046 issued
and outstanding, respectively	54,370	51,688
Additional paid-in capital	117,513,202	113,604,968
Accumulated other comprehensive loss	(9,596)	(10,188)
Accumulated deficit	(114,440,646)	(102,245,183)
Total stockholders' equity	3,117,330	11,401,285

Total liabilities, convertible preferred stock
and stockholders' equity	$17,267,000	$20,272,661

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

Royalties and research and development fees	$2,502	$63,457	$7,212	$356,922

Operating expenses
General and administrative	1,228,696	1,801,270	3,962,272	4,738,746
Research and development	1,908,623	2,894,407	8,070,584	8,186,127
Total operating expenses	3,137,319	4,695,677	12,032,856	12,924,873

Loss from operations	(3,134,817)	(4,632,220)	(12,025,644)	(12,567,951)

Other Income (expense)
Interest expense, net	(57,530)	(75,624)	(169,819)	(259,774)
Other income (expense)	—	(8,409)	—	82,272
Total Other expense	(57,530)	(84,033)	(169,819)	(177,502)

Net loss	($3,192,347)	($4,716,253)	($12,195,463)	($12,745,453)

Deemed dividend to preferred shareholders
from beneficial conversion feature	(236,343)	—	(921,773)	—
Preferred dividend	(64,364)	—	(97,282)	—

Net loss applicable to common stock	($3,493,054)	($4,716,253)	($13,214,518)	($12,745,453)

Other comprehensive income (loss)
Foreign currency translation adjustments	78	(112)	592	762
Unrealized gain on available-for-sale securities	—	8,410	—	—
Total other comprehensive income	78	8,298	592	762

Comprehensive loss	($3,192,269)	($4,707,955)	($12,194,871)	($12,744,691)

Basic and diluted loss per common share	$(0.07)	$(0.10)	$(0.25)	$(0.30)

Weighted average common shares outstanding
used for basic and diluted loss per share	52,112,661	45,977,667	51,880,023	42,433,680

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004
Cash flows from operating activities
Net loss	$(12,195,463)	$(12,745,453)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	714,955	751,893
Non-cash interest, amortization of debt discount and
deferred financing costs	160,176	99,392
Non-cash compensation expense	56,410	785,959
Net loss on sale of marketable securities	—	8,421
Loss on disposal of fixed assets	16,371	18,982
Increase in other receivable	(441,000)	—
Decrease/(increase) in prepaid expenses and other assets	498,065	(196,613)
Increase in accounts payable
and accrued expenses	149,994	729,731
Decrease in payroll related liabilities	(105,357)	(1,093,271)
Increase/(decrease) in deferred revenue	4,441,000	(128,708)
Net cash used in operating activities	(6,704,849)	(11,769,667)

Cash flows from investing activities
Proceeds from repayment of notes receivable	—	48,341
Capital expenditures	(125,448)	(117,698)
Purchase of marketable securities and short term investments	(1,500,000)	(1,646,358)
Proceeds from sale of marketable securities and short term investments	1,784,000	509,112
Net cash provided by (used in) investing activities	158,552	(1,206,603)

Cash flows from financing activities
Issuance of common stock, net of offering costs	—	7,508,184
Issuance of series C 6% cumulative convertible preferred stock, net	4,219,969	—
Proceeds from exercise of stock options and warrants	776,776	187,672
Repayment of capital lease obligations	(501,251)	(666,538)
Net cash provided by financing activities	4,495,494	7,029,318

Net decrease in cash and cash equivalents	(2,050,803)	(5,946,952)

Effect of foreign exchange on cash and cash equivalents	592	762

Cash and cash equivalents, beginning of period	$7,747,285	$10,479,214

Cash and cash equivalents, end of period	$5,697,074	$4,533,024

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

The Company has an accumulated deficit of $114,440,646 at September 30, 2005 and the Company expects to incur additional losses through 2005. The Company's current cash reserves raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company's product candidates. Management plans to obtain such additional financing through additional partnering agreements for some of its NexACT®based products under development as well as through the issuance of debt and/or equity securities. If the Company is successful in entering into additional partnering agreements for some of its NexACT®based products under development, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current year presentation, including the reclassification of $1,250,000 of auction rate securities from their previously reported classification as cash and cash equivalents to short term investments at September 30, 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 to reflect the gross purchases of these auction rate securities. This change in classification does not affect previously reported cash flows from operations or financing activities in our previously reported cash flows.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, the Company's net loss and loss per share would have been as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net loss applicable to common stock	$(3,493,054)	$(4,716,253)	$(13,214,518)	$(12,745,453)
Add: Stock-based compensation expense included
in reported net loss	9,100	13,021	56,410	66,900
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(249,814)	(483,513)	(893,520)	(1,451,469)
Proforma net loss applicable to common stock	$(3,733,768)	$(5,186,745)	$(14,051,628)	$(14,130,022)

Basic loss per common share:
As reported	$(0.07)	$(0.10)	$(0.25)	$(0.30)
Proforma	$(0.07)	$(0.11)	$(0.27)	$(0.33)

The Company recorded expenses of $9,100 and $12,408 in the third quarter of 2005 and 2004 and $56,410 and $41,316 in the first nine months of 2005 and 2004 respectively, related to the value of stock options issued to non-employees which became fully vested during the periods. The value of the vested options was computed using the Black-Sholes option-pricing model.

3.    LOSS PER SHARE

At September 30, 2005 and 2004, respectively, options to acquire 5,122,880 and 5,630,478 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible notes convertible into 1,200,000 shares of common stock in 2004 and 2005, series C 6% cumulative convertible preferred stock convertible into 1,261,029 shares of common stock (no convertible preferred shares were outstanding at September 30, 2004) and warrants to acquire 11,622,638 and 8,246,529 shares of common stock with exercise prices ranging from $1.00 to $4.04 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4.    CONVERTIBLE NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “Notes”) with a principal amount of $6 million. The Notes are payable on May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey. The Notes are convertible at $5.00 per share or into a total of 1,200,000 shares of the Company’s common stock. Interest accretes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On October 1, 2005, the Company issued 126,389 shares of its common stock to the holders of the Notes in payment of accrued interest for the six month period ended September 30, 2005 of $152,500.

5.    CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a line of credit with GE Capital Corporation, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. There is no balance remaining under this facility.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of the credit line and, as of September 30, 2005, there was an outstanding balance due GE of $117,339 thereunder. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. The Company accessed $738,731 of this credit line and, as of September 30, 2005, there was an outstanding balance due GE of $259,287 thereunder. Balances are payable in 36 monthly installments from the date of take-down.

6.    SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock is initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock can be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also has the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock , the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and March 31, 2006 and $450,000 plus accrued dividends on June 30, 2006. As a result of the conversions described below, the Company will redeem no more than $840,000 on December 31, 2005, $720,000 on March 31, 2006 and $155,000 on June 30, 2006. Any quarterly conversions will be at 95.5% of the then current market price.

The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $799,844 to the warrants. The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the Series C Stock that will not be amortized until such time that the redemption for cash becomes probable. Therefore, the Company will record a deemed dividend to the shareholders of the Series C Stock in proportion to the amount expected to be redeemed at any time redemption for cash becomes probable. Assumptions utilized in the Black-Scholes model to value the warrants were: exercise price of $1.43 per share; fair value of the Company’s common stock on the date of issuance of $1.33 per share; volatility of 80%; term of 4 years and a risk-free interest rate of 3.97%.

The allocated value of the Series C Stock contained a beneficial conversion feature calculated based upon the difference between the effective conversion price of the proceeds allocated to the Series C Stock, and the fair market value of the common stock on the date of issuance. As a result, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $636,241 on the issuance date, representing the value of the beneficial conversion feature of the Series C Stock. As the Company had no retained earnings on the date of the deemed dividend, the dividend was recorded as a reduction to additional paid in capital.

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company is amortizing this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the quarter and nine months ended September 30, 2005, respectively, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $120,376 and $169,565 based on the amortization of the beneficial conversion feature through September 30, 2005.

For the three months and nine months ended September 30, 2005, respectively, pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $64,364 and $97,282 as a dividend to preferred shareholders in the Consolidated Statements of Operations and Comprehensive Loss.

On September 30, 2005, pursuant to the terms of the Series C Stock, the Company converted 37 preferred shares and accrued dividends through September 30, 2005 of $8,333 at a price of $1.5179 per share. Upon conversion, the Company issued a total of 249,249 shares of common stock. During the quarter ended September 30, 2005, the holders of 365 shares of the Series C Stock converted 236.5 shares and accrued dividends through the various conversion dates of $50,434 at $1.36 per share and the Company issued a total of 1,776,026 shares of common stock. As of September 30, 2005, 171.5 shares of preferred stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 will be accreted as a deemed dividend to the holders of the Series C Stock at such time conversion becomes probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to paid in capital. For the quarter ended September 30, 2005, the Company amortized $115,967 of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations and Comprehensive Loss.

7.    INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

8.    COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with commitments by the Company that initially totaled approximately $12.8 million. These agreements provide that upon cancellation, the Company will owe 10% of the outstanding contract amount at the time of cancellation. At September 30, 2005, this amounts to approximately $1,100,000. The Company anticipates that the clinical research in connection with the agreements will be completed in 2007.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

A lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one former employee against the Company for a bonus of approximately $800,000 that he believes he should have received upon completion of the construction of the Company's East Windsor manufacturing facility. On July 11, 2005, the parties agreed to settle the complaint with prejudice, for a one-time payment of $150,000 made by the Company in August 2005 to plaintiff and his legal counsel.

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. During his employment with the Company, Dr. Mo will receive an annual base salary of at least $250,000 (to be raised to $350,000 after the Company sustains gross revenues of $10 million for two consecutive fiscal quarters), subject to annual cost of living increases. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. As of September 30, 2005, the Company has accrued approximately $568,000, as other long-term liabilities, based upon the estimated present value of the vested portion of the obligation.

9.    LICENSING AGREEMENT

On September 15, 2005, the Company announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company would be eligible to receive royalties based upon the level of sales achieved. The Company will also be receiving reimbursements of third party preclinical study costs up to $3.25 million. Upon completion of the technology transfer to Novartis, the Company will recognize initial up front and preclinical reimbursement revenue from this agreement over the 32-month period estimated to complete the remaining preclinical studies for NM100060.

10.    SUBSEQUENT EVENT

On October 7, 2005, the Company entered into a research and development agreement with a Japanese pharmaceutical company to develop a new topical treatment for severe pain. This agreement provides for an initial signing payment of $100,000, followed by additional payments based on the achievement of certain development milestones.

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

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries including countries in Europe and the Middle East as well as South Africa, Australia and New Zealand. We will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. Under the terms of this partnership, we may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®. The overall financial terms are intended, depending upon performance levels, to approximate an equal sharing of the value of the product. We continue to pursue potential partnerships for the development and commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such additional arrangement(s) is subject to continuing complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

We have met with two European regulatory authorities in connection with the Marketing Authorization Application (comparable to the New Drug Application in the U.S.) for Alprox-TD® in the European Union (EU) markets. The purpose of these meetings was to determine the requirements for filing and what additional studies, if any, may be needed to file the Marketing Authorization Application. We are now finalizing our strategy for filing the Marketing Authorization Application and obtaining approval for Alprox-TD® in Europe so that we can ensure that all EU and U.S. requirements are incorporated into the 12-month open-label safety study, which still needs to be completed and is a requirement for filing the Marketing Authorization Application in Europe and the New Drug Application in the U.S.

We held a follow-up meeting with the FDA in June 2005 concerning our regulatory plan, specifically the components of our pre-clinical package for Alprox-TD®. We know from a previous meeting with the FDA that in addition to the 12-month open-label safety study, we are required to conduct two bridging studies to confirm the efficacy of a new formulation of Alprox-TD®. We intend to obtain the FDA’s concurrence with our clinical development plan prior to initiating the above-mentioned studies, which will be conducted concurrently and completed prior to the New Drug Application filing.

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

In April 2002, Alprox-TD® was launched in Hong Kong under the Befar® trademark. The product, which has been selling in China since October 2001, is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We are entitled to receive from our Asian licensee royalty payments and payments for manufacturing supplies in connection with the distribution of Befar® in China and may receive such payments in other Asian markets once Befar® is approved for marketing in such other markets. The sale of Befar® has been limited for several reasons including that China has a limited number of patients who can afford erectile dysfunction treatments. In December 2002 and February 2003, our Asian licensee entered into licensing agreements for two of our NexACT®-based products with CJ Pharmaceuticals in South Korea. Pursuant to the terms of the agreement, CJ Pharmaceuticals was to develop, file for regulatory approval, market and distribute Befar® and Femprox® in South Korea. Recently, CJ Pharmaceuticals decided not to pursue regulatory approval and marketing of Befar®, but retained the development rights to Femprox® in South Korea. Our Asian licensee is currently seeking an alternate partner for Befar® in South Korea.

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

We completed a 60-patient U.S. Phase 1 study of NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection), which was a double-blind, randomized, parallel study designed to assess the safety and pharmacokinetics of our product. NM100060 is topically applied, and incorporates terbinafine, a currently marketed oral anti-fungal drug, with the NexACT® technology, which facilitates the permeation of the drug through the nail and into the nail bed. The results of this study suggest that the drug should be safe and well tolerated.

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., for NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4M at signing. In addition, we would be eligible to receive royalties based upon the level of sales achieved.

On October 7, 2005, we entered into a research and development agreements with a Japanese pharmaceutical company to develop a new topical treatment for severe pain. This agreement provides for a signing payment of $100,000, followed by additional payments based on the achievement of certain milestones.

Patents

We have twelve U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development, such as Alprox-TD®, Femprox® and the NM100060 lacquer product. We have two technology patents expiring in 2008 and 2009, respectively. However, the most recently issued patent that covers the NexACT®technology extends the protection of these two patents to 2019. Additionally, new products under development are protected by product specific patents and/or patent applications pending.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2005, we had an accumulated deficit of $114,440,646. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., for our NM100060 nail lacquer. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4M at signing. In addition, we would be eligible to receive royalties based upon the level of sales achieved. The Company will also be receiving reimbursements of third party preclinical study costs up to $3.25 million. Upon completion of the technology transfer to Novartis, the Company will recognize initial up front and preclinical reimbursement revenue from this agreement over the 32-month period estimated to complete the remaining preclinical studies for NM100060.

We continue to pursue potential partnerships for the development and commercialization of Alprox-TD® in other markets, including the U.S. However, consummation of such arrangements is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, if at all, or on terms acceptable to us.

At September 30, 2005, we had cash and cash equivalents and short-term investments of approximately $6.8 million as compared to $9.1 million at December 31, 2004. In September 2005, we received $4 million in connection with an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for our NM100060 nail lacquer. In May 2005, we completed a private placement of our securities and received net proceeds of approximately $4.2 million. Additionally, in the third quarter of 2005, we received approximately $800,000 upon the exercise of stock options and warrants. During the first nine months of 2005, we expended approximately $11.3 million in cash, which consisted of approximately $2.1 million for the clinical and pre-clinical program for the NM100060 lacquer and approximately $200,000 for legal fees including patent related expenses as well as our fixed monthly overhead costs of approximately $1,000,000 per month. We project that our cash reserves as of the date of this report are sufficient to sustain our operations through the first quarter of 2006 at our current expenditure level, which includes fixed monthly overhead expenses and the projected out of pocket project costs related to NexACT®-based products other than Alprox-TD®.

In the nine months ended September 30, 2005, we recorded more non-cash interest expense charges than during the first nine months of 2004 because during 2005 we issued common stock to pay six months of accrued interest on convertible notes whereas in the first nine months of 2004 we issued common stock to pay only three months of accrued interest on such notes.

At September 30, 2005 we had $441,000 in other receivable as compared to zero at December 31, 2004. The other receivable represents amounts billed to our licensing partner in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for the remaining costs to completion of preclinical studies that we had begun prior to the signing of the agreement.

At September 30, 2005, we had $901,449 in prepaid expenses and other assets as compared to $1,399,514 at December 31, 2004. Such prepaid expenses consisted primarily of initial deposits made in 2003 and 2004 to an independent clinical research organization for the Company's planned clinical studies for Alprox-TD®. However, due to costs incurred in connection with the clean up and data analysis by the independent clinical research organization of an open-label safety study which was halted in November 2002 because of FDA concerns about results of our transgenic mice study, the independent clinical research organization agreed to apply the Company's deposits held for the planned clinical studies for Alprox-TD® to the clean up of the open-label study. This resulted in the decrease of prepaid expenses in the first nine months of 2005. This decrease has been partially offset by a $441,000 increase in deferred costs related to the third party preclinical studies on NM100060 for which future reimbursement will be received from Novartis.

At September 30, 2005, we had $4,441,000 in deferred revenue as compared to none at December 31, 2004. The deferred revenue represents the $4 million up front payment and $441,000 in reimbursements for our preclinical studies received in connection with an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., for our NM100060 nail lacquer. The revenue has been deferred and will be recognized over a 32 month period, the projected time to complete the remaining preclinical studies for NM100060. We will begin to recognize this revenue when we have completed the technology transfer for NM100060 to Novartis, which we anticipate will be in the fourth quarter of this year.

To date, we have spent approximately $67.6 million on the Alprox-TD® development program, and anticipate that we will spend approximately an additional $10 million to complete the proposed clinical studies. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

We have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, and good manufacturing practice development related to our East Windsor manufacturing facility and estimate that we will spend an additional $2 million, approximately, prior to the FDA pre-approval inspection for the facility.

In February 2001, the Company entered into a line of credit with GE Capital Corporation , which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. There is no balance remaining under this facility.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of the credit line and, as of September 30, 2005, there was an outstanding balance due GE of 117,339 thereunder. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. The Company accessed $738,731 of this credit line and, as of September 30, 2005, there was an outstanding balance due GE of $259,287 thereunder. Balances due are payable in 36 monthly installments from the date of take-down.

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

Comparison of Results of Operations Between the Three Months Ended September 30 of 2005 and of 2004.

Revenue. We recorded $2,502 in revenue during the third quarter of 2005 as compared to $63,457 during the same period in 2004. The revenue consisted of $2,502 and $2,444 in 2005 and 2004, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and zero and $61,013 respectively, of revenue recognized on research and development and licensing agreements. The 2004 revenue consisted of revenue recognized on research and development agreements with Japanese pharmaceutical companies. In 2004, we completed all research and development work associated with these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements.

Research and Development Expenses. Our research and development expenses for the third quarter of 2005 and 2004 were $1,908,623 and $2,894,407, respectively. Research and development expenses included approximately $314,000 attributable to NM100060 in the third quarter of 2005, $300,000 attributable to Alprox-TD®and the balance was attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $314,000 for Alprox-TD®and $911,000 for NM100060 during the same period in 2004. We anticipate that research and development expenses related to NM100060 will decrease significantly for the remainder of 2005 and will net to zero in 2006 as Novartis takes over all development costs and reimburses us for our preclinical studies. Such reimbursement will be shown as licensing fee revenue in the consolidated statements of operations.

 General and Administrative Expenses. Our general and administrative expenses were $1,228,696 during the third quarter of 2005 as compared to $1,801,270 during the same period in 2004. The decrease is primarily due to decreased legal expenses in 2005 related to the defense of three lawsuits in 2004 as compared to no such defense costs in the third quarter of 2005. In addition, professional fees were considerably higher in 2004 as a result of initial compliance activities mandated by the Sarbanes Oxley Act of 2002.

Interest Expense, net. We had interest expense net of interest income of $57,530 during the third quarter of 2005, as compared to $75,624 during the same period in 2004. The decrease is due to an increase in interest income earned in 2005 because of higher interest rates on our cash and short term investments.

Other expense. Other expense was zero during the third quarter of 2005 as compared to $8,409 during the third quarter of 2004. Third quarter 2004 other expense consisted of a loss on the sale of marketable securities.

Net Loss. Net loss was $3,192,347 for the third quarter of 2005, as compared to $4,716,253 for the same period in 2004. The decrease in net loss was primarily due to the completion of the Phase I clinical trial and certain preclinical studies for our NM100060 nail lacquer leading up to the signing of the exclusive global licensing agreement with Novartis.

Net Loss applicable to common stock. Net loss applicable to common stock was $3,493,054 or $0.07 per share for the third quarter of 2005, as compared to a loss of $4,716,253 or $0.10 per share for the same period in 2004. The decrease in net loss applicable to common stock for the period was due to the completion of the Phase I clinical trial and certain preclinical studies for our NM100060 nail lacquer leading up to the signing of the exclusive global licensing agreement with Novartis. The decrease in NM100060 nail lacquer expenses was partially offset by the deemed dividend to preferred shareholders in 2005 as discussed in note 6 of the consolidated financial statements.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2005 and of 2004.

Revenue. We recorded $7,212 in revenue during the nine months of 2005 as compared to $356,922 during the same period in 2004. The revenue consisted of $7,212 and $7,072 in 2005 and 2004, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and zero and $349,850, respectively, of revenue recognized on our research and development and licensing agreements. The 2004 revenue consisted of revenue recognized on research and development agreements with Japanese pharmaceutical companies. In 2004, we completed all research and development work associated with these agreements and have recognized all related revenue and will recognize no further revenue related to these agreements.

Research and Development Expenses. Our research and development expenses for the first nine months of 2005 and 2004 were $8,070,584 and $8,186,127, respectively. Research and development expenses included approximately $2.5 million attributable to NM100060 in the first nine months of 2005, $1.6 million attributable to Alprox-TD®and the balance was attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $3.3 million for Alprox-TD®and $1.7 million for NM100060 during the same period in 2004. We anticipate that research and development expenses related to NM100060 will decrease significantly for the remainder of 2005 and will net to zero in 2006 as Novartis takes over all development costs and reimburses us for our preclinical studies. Such reimbursement will be shown as licensing fee revenue in the consolidated statements of operations.

 General and Administrative Expenses. Our general and administrative expenses were $3,962,272 during the months of 2005 as compared to $4,738,746 during the same period in 2004. The decrease is primarily due to decreased legal expenses in 2005 related to the defense of three lawsuits in 2004 as compared to one in 2005. In addition, professional fees were considerably higher in 2004 as a result of initial compliance activities mandated by the Sarbanes Oxley Act of 2002.

Interest Expense, net. We had interest expense, net of interest income of $169,819 during the first nine months of 2005, as compared to $259,774 during the same period in 2004. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts decrease over time with our monthly payments over the life of the leases. In 2005, our February 2001 capital lease was paid in full and we therefore no longer incur interest on that capital lease. Additionally, our interest income has increase slightly in 2005 because of higher interest rates on our cash and short term investments.

Other income. Other income was zero during the nine months of 2005 as compared to $82,272 during the same period in 2004. The nine months 2004 other income consisted of a one-time payment that was received by the Company upon cancellation of one of our research and development agreements with a Japanese pharmaceutical company partially offset by a loss on the sale of marketable securities.

Net Loss. Net loss was $12,195,463 for the first nine months of 2005, as compared to $12,745,453 for the same period in 2004. The decrease in net loss for the period was primarily due to the completion of the Phase I clinical trial and certain preclinical studies for our NM100060 nail lacquer leading up to the signing of the exclusive global licensing agreement with Novartis.

Net Loss applicable to Common Stock. Net loss applicable to common stock was $13,214,518 or $0.25 per share for the nine months of 2005, as compared to $12,745,453 or $0.30 for the same period in 2004. The increase in net loss applicable to common stock for the period was primarily due to the deemed dividend to preferred shareholders in 2005 as discussed in note 6 of the consolidated financial statements.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. The adoption of this statement will not have an impact to the Company’s financial statement presentation since there have been no conditional asset retirement obligations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects of the cumulative effect of the change. Retrospective application of a change in accounting principle is limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We will adopt this Statement beginning January 1, 2006.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005, and apply to all awards that vest after the required effective date and to awards that are granted, modified, repurchased, or cancelled after that date. For an approximate impact on 2006 results please refer to the pro forma information above in Note 2 “Accounting for Stock Based Compensation” in our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A lawsuit was filed with the Superior court of New Jersey on April 1, 2003 by one former employee against the Company for a bonus of approximately $800,000 that he believes he should have received upon completion of the construction of the Company's East Windsor manufacturing facility. On July 11, 2005, we settled this lawsuit with prejudice, for a one-time payment of $150,000 made by the Company in August 2005 to plaintiff and his legal counsel.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2005, the Company issued 126,389 shares of common stock to the holders of the Notes in payment of accrued interest for the six month period ended September 30, 2005 of $152,500. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

NEXMED, INC.

Date: November 9, 2005	By:	/s/ Vivian H. Liu
Vivian H. Liu
Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.