Form 10-K
period 2005-12-31
NEXMED INC
filed 2006-03-16
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-22245

NEXMED, INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

89 Twin Rivers Drive, East Windsor, NJ 08520
(Address of Principal Executive Offices) (Zip Code)

(609) 371-8123
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.001	The NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 6, 2006, 65,046,658 shares of the common stock, par value $.001, of the registrant were outstanding, and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2005, was approximately $67.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement to be delivered to our stockholders in connection with the Company’s 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) are incorporated by reference into Part III of this Report.

NEXMED, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2005

ITEMS IN FORM 10-K

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

General

We are a Nevada corporation and have been in existence since 1987. Since 1994, we have positioned ourselves as a pharmaceutical and medical technology company with a focus on developing and commercializing therapeutic products based on proprietary delivery systems. We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT®, which may enable an active drug to be better absorbed through the skin.

The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany oral and injectable medications. We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

We have applied the NexACT® technology to a myriad of drug compounds and delivery systems, and are in various stages of developing new topical treatments for sexual dysfunction, nail fungus and premature ejaculation.

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we would be eligible to receive royalties based upon the level of sales achieved.

The most advanced of our products under development is Alprox-TD®which is an alprostadil-based cream treatment intended for patients with erectile dysfunction. In December 2002, we completed two pivotal Phase 3 studies for Alprox-TD®, which tested over 1,700 patients at 85 sites throughout the U.S. There are additional clinical studies for Alprox-TD including a 12-month open label study that we would have to complete before we could file for product approval in the U.S. and in Europe. The timeframe for us to begin these studies largely depends on our ability to obtain funding through existing and/or additional partnering agreements for Alprox-TD® which we are in the process of pursuing. However, consummation of such arrangement(s) is subject to complex negotiations of contractual relationships, and we many not be able to consummate such relationships on a timely basis, or on terms acceptable to us.

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. Under the terms of this partnership, we will retain the intellectual property relating to Alprox-TD® and will manufacture and supply the product to Schering. We may receive future milestone payments as well as a share of the revenue through transfer price payments based on the supply of Alprox-TD®.

Assuming we obtain partner financing for conducting the requisite studies, we believe that we will be able to file the New Drug Application for Alprox-TD® in the U.S. and the Marketing Authorization Application in Europe, approximately ten and fourteen months, respectively, after the completion of patient enrollment for the 12-month open-label study.  However, these timeframes may change if we encounter any delay in clinical testing or regulatory concurrence. If we are not able to successfully arrange financing through additional partnering agreements in order to substantially pre-fund the studies described above or obtain timely and satisfactory regulatory review, we may be required to discontinue the development of Alprox-TD®. In addition, it is possible that we may not have successful clinical results or receive regulatory approval on a timely basis, if at all.

Alprox-TD® has been selling in China and in Hong Kong since October 2001 and April 2002, respectively, under the Befar trademark. The product is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We are entitled to receive from our Asian licensee very modest royalty payments in connection with the distribution of Befar® in China and other Asian markets if and when Befar® is approved for marketing in such other markets. The sale of Befar® has been limited for several reasons including that China has a limited number of patients who can afford erectile dysfunction treatments.

We are also developing Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one U.S. Phase 2 study for Femprox® , and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than a U.S. Phase 2 study. We have been in contact with several potential co-development partners. We do not intend to conduct additional studies for this product until we have secured a co-development partner.

On December 15, 2005, we announced the departure of Dr. Y. Joseph Mo as President and Chief Executive Officer of the Company. On January 12, 2006, we announced the appointment of Richard J. Berman, who has served on the Board of Directors since 2002, as Chief Executive Officer of the Company. The Board of Directors has mandated Mr. Berman to improve the Company’s financial condition and focus its development efforts.

As a result, we have significantly cut our monthly expenses by streamlining our operations and we intend to reduce our monthly “burn rate” to approximately $500,000 by the middle of 2006. To this end, we have not renewed our leases at two locations, and are in the process of consolidating our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. We anticipate the consolidation in facilities will result in savings to the Company of approximately $600,000 per year. Further, we are in the process of reducing our staff by approximately 40% which, with reductions made in December 2005, we expect to result in annual savings of approximately $2.8 million.

We are also analyzing our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products. In February 2006, we informed the Japanese pharmaceutical company for whom we were developing a pain management patch product of our decision to terminate the development agreement. We have offered them the opportunity to acquire the product formulation from us.

In January 2006, we completed a private placement of common stock and warrants which yielded gross proceeds to us of approximately $8.3 million. This cash infusion significantly strengthened our cash position, giving us approximately 18 months in cash reserves at current levels of operations. This projection is based on a number of assumptions including our estimate of the reduced monthly burn rate for 2006 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in 2006 and 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required sooner than anticipated. Our cash position as of February 28, 2006 was approximately $9 million.

Research and Development

Our research and development expenses for the years ended December 31, 2005, 2004, 2003 were $11,222,099, $10,684,477 and $8,439,340, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, and from such date through December 31, 2005 we have spent $81,041,264 on research and development.

Patents

We have twelve U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

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

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

Segment and Geographic Area Information

You can find information about our business segment and geographic areas of business in Note 16 of the Notes to Consolidated Financial Statements.

Employees

As of March 13, 2006, we had 26 full time employees, 4 of whom have Ph.D degrees, 3 of whom are executive management and 13 of whom are engaged in research and development activities. We also rely on a number of consultants. None of our employees is represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company are set forth below.

Name	Age*	Title
Richard J. Berman	63	Director, President and Chief Executive Officer

Vivian H. Liu	44	Executive Vice President and Secretary

Mark Westgate	36	Vice President and Chief Financial Officer

* As of March 1, 2006

Richard J. Berman is, and has been, our President and Chief Executive Officer since January 2006. Since 2001, Mr. Berman has served as a Director and/or Chairman of several public and private companies. Mr. Berman currently serves on the board of directors of MediaBay, Inc. (Nasdaq: MBAY), Internet Commerce Corporation (Nasdaq: ICCA), GVI Security Solutions Inc. (OTC: GVIS.OB), Dyadic International, Inc. (OTC: DYAD.OB), Int’l Microcomputer Software (OTC: IMSI.OB), National Investment Managers (“FEST”), Nayna Networks, Inc. (“RSCBT”) and Advaxis, Inc. He is currently Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering HR services over the Web. From 1998 to 2000, he was employed by Internet Commerce Corporation, a high technology company, as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs and was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU, where he earned both a B.S. and an M.B.A. He also has a U.S. and foreign law degree from Boston College and The Hague Academy of International Law, respectively.

Vivian H. Liu is, and has been, our Executive Vice President since January 2006, our Secretary since 1995 and our Treasurer since 1999. Ms. Liu served as the Company's Vice President of Corporate Affairs from September 1995 until December 2005, Acting Chief Executive Officer from December 2005 until January 2006, Chief Financial Officer from January 2004 until December 2005, Acting Chief Financial Officer from 1999 to January 2004 and Treasurer from September 1995 to September 1997. In 1994, while the Company was in a transition period, Ms. Liu served as Chief Executive Officer. From 1985 to 1994, Ms. Liu was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her BA from the University of California, Berkeley.

Mark Westgate is, and has been, our Vice President and Chief Financial Officer since December 2005. From March 2002 to December 2005, Mr. Westgate served as our Controller. He has over fifteen years of public accounting and financial management experience. From August 1998 to March 2002, Mr. Westgate served as Controller and Director of Finance for Lavipharm Laboratories Inc, a company specializing in drug delivery and particle design. Prior to joining Lavipharm, he was a supervisor at Richard A. Eisner & Company, LLP where he performed audits and provided tax advice for clients in various industries including biotech. Mr. Westgate is a Certified Public Accountant and a member of the New York State Society of Certified Public Accountants. He holds a B.B.A. in public accounting from Pace University.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an Internet website address at http://www.nexmed.com. We make available free of charge on our internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We continue to incur operating losses.

Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have generated minimal revenues from the limited sales of Befar® in Asia and research and development agreements and have received an initial $4 million payment from Novartis, but have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $117,687,621 since our inception and through December 31, 2005. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing or commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development or from licensing fees, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in licensing, manufacturing, distributing and marketing our proposed products.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has modified their report on our December 31, 2005 consolidated financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We will need partnering agreements and significant funding to continue with our research and development efforts, and they may not be available.

Our research and development expenses for the years ended December 31, 2005, 2004, 2003 were $11,222,099, $10,684,477 and $8,439,340, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, and from such date through December 31, 2005 we have spent $81,041,264 on research and development. Given our current level of cash reserves and low rate of revenue generation, we will not be able to fully advance our products under development unless we enter into additional partnering agreements. If we are successful in entering into additional partnering agreements for our products under development, we may receive milestone payments, which will offset some of our research and development expenses.

We will also need significant funding to pursue our overall product development plans. In general, products we plan to develop will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant investment prior to their commercialization. Even with funding, research and development activities may not be successful; our products may not prove to be safe and effective; clinical development work may not be completed; and the anticipated products may not be commercially viable or successfully marketed.

We currently have no sales force or marketing organization and will need, but may not be able, to attract marketing partners or afford qualified or experienced marketing and sales personnel.

In order to market our proprietary products under development, we will need to attract additional marketing partner(s) that will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our products. Our operating results and long term success will depend, among other things, on our ability to establish (1) successful arrangements with domestic and additional international distributors and marketing partners and (2) an effective internal marketing organization. Consummation of partnering arrangements is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.

Pre-clinical and clinical trials are inherently unpredictable. If we or our partners do not successfully conduct these trials, we or our partners may be unable to market our products.

Through pre-clinical studies and clinical trials, our products must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow for prediction of results in later-stage testing. Future clinical trials may not demonstrate the safety and effectiveness of our products or may not result in regulatory approval to market our products. Commercial sales in the United States of our products cannot begin until final FDA approval is received. The failure of the FDA to approve our products for commercial sales will have a material adverse effect on our prospects.

We depend on Novartis to realize the potential of NM100060, and, if we successfully enter into similar licensing agreements for other products, we will similarly be dependent upon our other partners.

In September 2005, we announced a global licensing agreement with Novartis, pursuant to which Novartis acquired the exclusive worldwide rights to NM100060, our topical anti-fungal nail treatment product, and agreed to pay us up to $51 million on the achievement of specific development and regulatory milestones and assume all costs and responsibilities related to NM100060. In addition, Novartis agreed to pay us royalties based upon the level of sales achieved. To date, we have received $4 million from Novartis. In order to realize the full potential of NM100060, we will depend upon Novartis for the development, manufacturing and commercialization of NM100060 and for obtaining regulatory approval of NM100060. In addition, many of the milestones upon which the Company would receive payment are based upon the satisfaction of criteria set by Novartis and the determination by Novartis to seek regulatory approval for the drug. Novartis may terminate the licensing agreement, in its entirety or on a country-by-country basis, by providing the Company up to 180 days notice. However, in such case Novartis would be obligated to complete the first Phase III clinical trial for the product and the rights to NM100060 would revert back to NexMed. Since we intend to pursue similar licensing arrangements for other products, we will similarly be dependent on our partners to realize the full potential of such products.

Patents and intellectual property rights are important to us but could be challenged.

Proprietary protection for our pharmaceutical products is of material importance to our business in the U.S. and most other countries. We have sought and will continue to seek proprietary protection for our products to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others. In addition, we have agreed to indemnify our partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forego revenue if it is necessary for our partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us.

We have twelve U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.
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

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

We and our licensees depend upon third party manufacturers for chemical manufacturing supplies.

We and our licensees are dependent on third party chemical manufacturers for the active drugs in our NexACT®-based products under development, and for the supply of our NexACT® enhancers that are essential in the formulation and production of our topical products on a timely basis and at satisfactory quality levels. If our validated third party chemical manufacturers fail to produce quality products on time and in sufficient quantities, our results would suffer, as we or our licensees would encounter costs and delays in revalidating new third party suppliers.

We face severe competition.

We are engaged in a highly competitive industry. We and our licensees can expect competition from numerous companies, including large international enterprises, and others entering the industry with regard to our products. Most of these companies have greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors' financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. Products developed by our competitors may be more effective than our products.

We may be subject to potential product liability and other claims, creating risks and expense.

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

Currently, our Common Stock trades on the Nasdaq National Market. NASD Marketplace Rule 4450 provides that a company must comply with continuing listing criteria to maintain its Nasdaq listing. On December 30, 2005, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 10 consecutive trading days the market value of the Company’s Common Stock had been below the minimum $50,000,000 requirement for continued inclusion by Marketplace Rule 4450(b)(1)(A). Pursuant to Marketplace Rule 4450(e)(4), the Company was provided 30 calendar days, or until January 30, 2006, to regain compliance. In addition, the Company did not comply with the alternative continued listing criteria provided in Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. On February 6, 2006, the Company received a letter from the Nasdaq Hearings Department stating that it has demonstrated full compliance with requirements necessary for continued listing on the Nasdaq National Market.

In addition, included in Nasdaq’s continued listing criteria is a minimum bid price per share of $1.00. Failure to maintain such price for 30 consecutive days and beyond a grace period of 180 days could lead to delisting from the Nasdaq National Market.

If we were to be delisted from the Nasdaq National Market, our Common Stock would be listed on the Nasdaq SmallCap Market, assuming we meet those listing requirements. If we failed to meet the Nasdaq SmallCap listing requirements, our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

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

We and our licensees are subject to numerous and complex government regulations which could result in delay and expense.

Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed products. None of our proprietary products under development has been approved for marketing in the U.S. Before any products we develop are marketed, FDA and comparable foreign agency approval must be obtained through an extensive clinical study and approval process.

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

The failure to obtain requisite governmental approvals for our products under development in a timely manner or at all would delay or preclude us and our licensees from marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

Because we intend that our products will be sold and marketed outside the U.S., we and/or our licensees will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. The failure to meet each foreign country's requirements could delay the introduction of our proposed products in the respective foreign country and limit our revenues from sales of our proposed products in foreign markets.

Successful commercialization of our products may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if one or more products is successfully brought to market, reimbursement to consumers may not be available or sufficient to allow the realization of an appropriate return on our investment in product development or to sell our products on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently considered legislative and regulatory reforms that may affect companies engaged in the healthcare industry. Pricing constraints on our products in foreign markets and possibly in the U.S. could adversely affect our business and limit our revenues.

RISKS RELATED TO OWNING OUR COMMON STOCK

We do not expect to pay dividends on our common stock in the foreseeable future.

Although our shareholders may receive dividends, if and when declared by our board of directors, we do not intend to declare dividends on our Common Stock in the foreseeable future. Therefore, you should not purchase our Common Stock if you need immediate or future income by way of dividends from your investment.

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock.

We are authorized to issue 130,000,000 shares of our capital stock, consisting of 120,000,000 shares of our Common Stock and 10,000,000 shares of our preferred stock of which 1,000,000 are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock and 600 are designated as Series C 6% Cumulative Convertible Preferred Stock. As of March 6, 2006, 65,046,658 shares of our Common Stock were issued and outstanding and 21,978,306 shares of our Common Stock were issuable upon the exercise or conversion of outstanding preferred stock, options, warrants, or other convertible securities (including preferred stock, warrants and convertible notes held by certain selling shareholders). As of March 6, 2006, there were no shares of Series A or Series B Preferred Stock outstanding and 87.5 shares of Series C Preferred Stock outstanding. In light of our need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.

In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain warrants, as well as our outstanding Preferred Stock, provide (with certain exceptions) for an adjustment of the exercise price if we issue shares of Common Stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our Common Stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise or conversion price will be reduced and the dilution to shareholders increased.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently have our principal executive offices and laboratories in a 31,500 square foot facility in East Windsor, NJ, which we own. Since 2000, we have invested approximately $9.4 million for the land, building and upgrade.

We also lease approximately 5,000 square feet of laboratory space in Monmouth Junction, NJ for approximately $14,000 per month pursuant to a lease. Such lease expires in April 2006 and will not be renewed.

NexMed International Limited subleases 1,000 square feet of office space in Hong Kong for approximately $3,000 per month pursuant to a month-to-month arrangement.

ITEM 3. LEGAL PROCEEDINGS.

We brought a civil action against Block Investment, Inc., Clealon B. Mann and The Somerset Group, Inc. for infringement of U.S. Patent  No. 5,133,352, which covers the rights to our herpes treatment device that we acquired in 1994. The action was brought in the U.S. District Court for the District of Utah, Central Division; Civil Action No. 2:04cv00288TS.  This case was tried before a jury who returned a unanimous verdict, finding that our wholly-owned subsidiary, NexMed Holdings, Inc., is to be awarded $144,000 in damages from Defendant Block Investment, Inc. and an additional $100,000 in damages from Defendant Clealon B. Mann.  The jury also found that the patent infringement was willful as to Block Investment, Inc. and Clealon B. Mann.  Our motion for a default judgment against The Somerset Group, Inc. is pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ National Market System (“NASDAQ”) under the symbol “NEXM.”

The following table sets forth the range of the high and low sales prices as reported by NASDAQ for each quarter from January 1, 2004 to December 31, 2005.

	Price of Common Stock ($)
	High	Low
2005
First Quarter	1.57	1.02
Second Quarter	1.45	1.06
Third Quarter	2.56	1.25
Fourth Quarter	1.63	0.71

2004
First Quarter	4.70	2.20
Second Quarter	3.45	1.46
Third Quarter	2.44	1.25
Fourth Quarter	1.69	1.20

On March 6, 2006, the last reported sales price for our Common Stock on NASDAQ was $1.03 per share, and we had 251 holders of record of our Common Stock.

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

Income Statement Data
	2005	2004	2003	2002	2001

Revenue
Product sales and royalties	$9,702	$9,519	$6,206	$63,417	$68,089
Licensing and research and development fees	$2,389,459	$349,850	$104,537	$84,611	0
Net Loss	$(15,442,438)	$(17,023,648)	$(17,233,566)	$(27,641,519)	$(16,174,861)
Basic and Diluted Loss per Share	$(0.32)	$(0.39)	$(0.60)	$(1.03)	$(0.63)
Weighted Average Common Shares Outstanding Used for Basic and Diluted Loss per Share	52,528,345	43,603,546	33,649,774	26,937,200	25,486,465

Balance Sheet Data	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
Total Assets	$13,331,943	$20,272,661	$23,133,679	$14,140,127	$27,314,713
Total Long Term Liabilities	$4,122,997	$6,801,826	$7,335,877	$5,782,518	$724,577
Stockholders’ Equity	$640,354	$11,401,285	$12,723,408	$3,223,492	$24,107,865

We do not have any off-balance sheet arrangements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT®, which may enable an active drug to be better absorbed through the skin.

We have applied the NexACT® technology to a myriad of drug compounds and delivery systems, and are in various stages of developing new topical treatments for sexual dysfunction, nail fungus, and premature ejaculation.

We intend to pursue our research, development, and execute a business strategy with the goal of achieving a level of development sufficient to enable us to attract potential strategic partners with resources sufficient to further develop and market our proprietary products both domestically and internationally.

Liquidity, Capital Resources and Financial Condition

We have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2005, we had an accumulated deficit of $117,687,621. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods. At December 31, 2005, we had cash and cash equivalents and short-term investments of approximately $3.45 million, as compared to approximately $9.13 million at December 31, 2004.

In January 2006, we completed a private placement of common stock and warrants pursuant to which we raised over $8.3 million in gross proceeds. We sold 9,347,191 shares of our common stock at $0.89 per share. The investors received four-year warrants to purchase 3,738,876 shares of common stock, exercisable beginning six months after closing at a price of $1.11 per share. The proceeds from this financing are being used for general corporate purposes and for our product development programs based on the NexACT® technology.

At December 31, 2005, we had cash and cash equivalents and short-term investments of approximately $3.5 million as compared to $9.1 million at December 31, 2004. In January 2006, we received a cash infusion of $8.3 million in gross proceeds from the completion of a private placement of our securities. We project that our cash reserves as of the date of this report are sufficient to sustain our operations for approximately 18 months. This projection is based on a number of assumptions including our estimate of the reduced monthly burn rate for 2006 and our ability to renegotiate our $6 million in convertible notes to be able to repay amount owed in 2006 and 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, we will require additional financing sooner than anticipated.

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

In September 2005, we received $4 million in connection with an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for our NM100060 nail lacquer. Additionally, in the fourth quarter of 2005 we received approximately $495,000 from Novartis for preclinical and patent expense reimbursement. In May 2005, we completed a private placement of our securities and received net proceeds of approximately $4.2 million. Additionally, in 2005, we received approximately $835,000 upon the exercise of stock options and warrants. During 2005, we expended approximately $14.4 million in cash, which consisted of approximately $2.7 million for the clinical and pre-clinical program for the NM100060 lacquer and our fixed monthly overhead costs of approximately $1,000,000 per month.

At December 31, 2005 we had a $582,440 other receivable as compared to zero at December 31, 2004. The other receivable represents amounts billed to our licensing partner in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs to completion of preclinical studies that we had begun prior to the signing of the agreement.

At December 31, 2005, we had $373,935 in prepaid expenses and other assets as compared to $1,399,514 at December 31, 2004. Such prepaid expenses consisted primarily of initial deposits made in 2003 and 2004 to an independent clinical research organization for the Company's planned clinical studies for Alprox-TD®. However, due to costs incurred in connection with the clean up and data analysis by the independent clinical research organization of an open-label safety study which was halted in November 2002 because of FDA concerns about results of our transgenic mice study, the independent clinical research organization agreed to apply the Company's deposits held for the planned clinical studies for Alprox-TD® to the clean up of the open-label study. Additionally, in 2005 we engaged the independent clinical research organization to run a Phase 1 clinical trial for our NM100060 nail lacquer. The costs incurred for the clean up of the Alprox-TD® open-label study as well as for the Phase 1 NM100060 study resulted in the decrease of prepaid expenses in 2005.

At December 31, 2005, we had $1,135,671 in payroll related liabilities as compared to $277,660 at December 31, 2004. The increase is attributable to our significant reduction in staff in December 2005 for which severance payments were accrued, including approximately $740,000 relating to severance accrued upon the departure of Dr. Mo as Chief Executive Officer of the Company on December 15, 2005.

At December 31, 2005, we had $2,785,801 in deferred revenue as compared to none at December 31, 2004. The deferred revenue results from the $4 million up front payment and $973,575 in reimbursements for our preclinical studies received in connection with our licensing agreement with Novartis for our NM100060 nail lacquer. The revenue is being recognized based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. In 2005, we recognized $2,287,774 in revenue as a result of costs incurred for the preclinical studies during the year. Additionally, in October 2005, we entered into an agreement with a Japanese pharmaceutical company whereby NexMed would provide contract development services for a tape/patch treatment for chronic pain. We received $100,000 as a signing payment. In December 2005, we ceased all development work on this project. The $100,000 signing payment is recorded as deferred revenue in the December 31, 2005 Consolidated Balance Sheet and will be recognized as revenue when the Japanese partner agrees to and the Company completes the technology transfer of development work done to date.

At December 31, 2005, we had $1,178,197 in deferred compensation as compared to $568,000 at December 31, 2004. The increase is attributable to the increase in the net present value of the deferred compensation payments to be made to Dr. Mo beginning July 1, 2006 as the result of his departure as Chief Executive Officer of the Company on December 15, 2005. Pursuant to his employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007. The deferred compensation will be payable monthly for 180 months commencing on July 1, 2006. The monthly-deferred compensation payment through May 15, 2021 will be $9,158. The present value of these payments amounts to $1,178,197. The present value amount of $568,000 recorded at December 31, 2004 was based on estimated deferred compensation payments beginning approximately July 2013.

Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility. We are consolidating our operations into this facility which was originally designed for manufacturing with offices and laboratories.

We lease facilities under operating lease agreements expiring through 2007. We also lease equipment from GE Capital under capital leases expiring through 2006 (Note 7 of our Consolidated Financial Statements). The following table summarizes our contractual obligations and the periods in which payments are due as of December 31, 2005:

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt *	$6,270,000	$3,180,000	$3,090,000	$0	$0
Capital lease obligations	241,099	241,099		0	0
Operating leases	102,923	102,923	102,923	0	0
Purchase obligations **	6,172,375	4,080,960	2,091,415	0	0
Other long-term liabilities***	1,648,500	109,900	329,700	329,700	879,200

Total	$14,434,897	$7,714,882	$5,614,038	$329,700	$879,200

*	Long-term debt consists of two notes that are convertible to common stock at the option of the noteholders.
**	Purchase obligations consist of clinical research agreements that can be cancelled at any time with thirty days notice.
The penalty for our cancellation of one of these agreements totaling $4,182,700 is approximately $1.1 million if cancelled prior to 50% completion or 10% of the outstanding contract amount at the time of cancellation if cancelled after the study is 50% complete.
***
Represents the payments to be made according to a deferred compensation agreement. The present value of these payments is recorded on the balance sheet under deferred compensation in the amount of $1,178,197

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Restructuring

In connection with the restructuring and change in the scope of our business on December 15, 2005, we are also analyzing our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing attention on product opportunities that would replicate the model of the licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products.

As a result, we have significantly cut our monthly expenses by streamlining our operations and we intend to reduce our monthly expenditures to approximately $500,000 by the middle of 2006. To this end, we have not renewed our leases at two locations, and are in the process of consolidating our operations into the East Windsor facility that was originally designed for manufacturing with offices and laboratories. We anticipate the consolidation in facilities will result in savings of approximately $600,000 per year. Further, we are in the process of reducing our staff by approximately 40%, which, with reductions made in December 2005, we expect to result in annual savings of approximately $2.8 million. We have incurred and expensed approximately $170,000 in 2005 in connection with the reduction in staff related to this restructuring. These costs are included in General and Administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005.

We expect to incur approximately $400,000 of expense in 2006 in connection with the further reduction in staff in 2006 related to this restructuring.

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

Critical Estimate: Estimated undiscounted future cash flows are based on sales projections for our products under development for which the long-lived assets are used. In 2005 and 2004, we performed a review for impairment of our manufacturing facility based on projections of sales of our product candidates. Overestimating the future cash flows resulting from the commercialization of Alprox TD® may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

Revenue recognition -- Revenues from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. Revenues earned under license and research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101, as amended, whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations and Comprehensive Loss. Research and development expenses include costs directly attributable to the conduct of our research and development, including salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research and development fee agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, pre-clinical and clinical development, and the allocable portion of facility costs.

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

Stock based compensation - In preparing our financial statements, we must calculate the value of stock options issued to employees as well as non-employee contractors. The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is a generally accepted method of estimating the value of stock options and warrants.

Critical Estimate: The Black-Scholes option pricing model requires us to estimate the Company’s dividend yield rate, expected volatility and risk free interest rate over the life of the option. Inaccurately estimating any one of these factors may cause the value of the option to be under or over estimated. See Note 8 of the Consolidated Financial Statements for the current estimates used in the Black -Scholes pricing model.

Comparison of Results of Operations between the Years Ended December 31, 2005 and 2004.

Revenues. We recorded revenues of $2,399,161 during 2005 as compared to $359,369 in 2004. The revenue consisted of $9,702 and $9,519, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $2,389,459 and $349,850, respectively, of revenue recognized on our Novartis licensing agreement in 2005 and research and development agreements with Japanese pharmaceutical companies in 2004.

Research and Development Expenses. Our research and development expenses for 2005 and 2004 were $11,222,099 and $10,684,477 respectively. Research and development expenses included $2,205,019 attributable to Alprox-TD® in 2005, and $3,166,248 attributable to NM100060 with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to $2,279,848 for Alprox-TD® and $393,858 for NM100060 during the same period in 2004. We anticipate that research and development expenses related to NM100060 will decrease to a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses in 2006 will be lower as compared to 2005 expenses as we have significantly reduced the research and development staff in 2006.

General and Administrative Expenses. Our general and administrative expenses were $6,878,335 in 2005 as compared to $6,979,730 in 2004. The decrease is primarily due to decreased legal expenses in 2005 related to the defense of three lawsuits in 2004 as compared to one in 2005; decreased professional fees in 2005 as compared to 2004, when such fees were considerably higher as a result of initial compliance activities mandated by the Sarbanes Oxley Act of 2002; partially offset by severance payments accrued at year end in connection with our significant reduction in staff in December 2005 including approximately $1,350,000 accrued and expensed relating to severance and deferred compensation upon the departure of Dr. Mo as President and Chief Executive Officer of the Company on December 15, 2005. We anticipate that General and Administrative expenses in 2006 will be significantly lower as compared to 2005 expenses as we have begun to reduce our overhead in 2006 and will be significantly reducing staff in 2006.

Other income (expense). Other income was zero during 2005 as compared to other income of $82,271 during 2004. The other income for 2004 consisted of a one-time payment that was received by the Company upon cancellation of one of our research and development agreements with a Japanese pharmaceutical company.

Interest Expense. We recognized $344,352 in interest expense in 2005 as compared to $425,128 in interest expense in 2004. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts owed decrease over time with our monthly payments over the life of the leases. In 2005, our February 2001 capital lease was paid in full and we therefore no longer incured interest on such lease. The remaining capital leases will be paid in full in 2006 such that our anticipated interest expense in 2006 for these leases will be approximately $7,300.

Net Loss. The net loss was $15,442,438 and $17,023,648 in 2005 and 2004, respectively. The decrease is primarily attributable to the revenue recognized in connection with our worldwide licensing agreement with Novartis for our NM100060 nail lacquer. In 2005, we received $4.8 million in milestone payments and expense reimbursements and recognized $2,389,459 in revenue in accordance with the cost-to-cost method as discussed in Note 3 of the Consolidated Financial Statements.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $16,550,479 or $0.32 per share for 2005 as compared to $17,023,648 or $0.39 per share for 2004. The decrease in net loss applicable to common stock is primarily attributable to the revenue recognized in connection with the Novartis licensing agreement offset by the deemed dividend to preferred shareholders in 2005 as discussed in note 10 of the Consolidated Financial Statements.

Comparison of Results of Operations between the Years Ended December 31, 2004 and 2003.

Revenues. We recorded revenues of $359,369 during the twelve months of operations in 2004 as compared to $110,743 during the same period in 2003. The revenue consisted of $9,519 and $6,206, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $349,850 and $104,537, respectively, of revenue recognized on our research and development agreements with Japanese pharmaceutical companies. The increase in research and development fee revenue in 2004 was the result of the completion in 2004 of all research and development work associated with these agreements and the recognition of all related revenue.

Research and Development Expenses. Our research and development expenses for 2004 and 2003 were $10,684,477 and $8,439,340 respectively. Research and development expenses included $2,811,523 attributable to Alprox-TD® in 2004, and $2,279,848 attributable to NM100060 with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to $2,885,020 for Alprox-TD® and $393,858 for NM 100060 during the same period in 2003. There was a significant increase in expenses related to NM 100060 as preclinical activity increased with the filing of the investigational new drug application in 2004.

General and Administrative Expenses. Our general and administrative expenses were $6,979,730 in 2004 as compared to $5,900,569 in 2003. The increase is largely attributable to increased legal fees related to lawsuits as well as professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002. In 2004, we increased our general and administrative expenses to the support levels that were necessary to operate the Company under the scaled up Alprox-TD® and other NexACT®-based products development programs.

Other income (expense). Other income was $82,271 during 2004 as compared to other expense of $152,867 during the same period in 2003. The other income for 2004 consisted of a one-time payment that the Company received upon cancellation of a research and development agreement with a Japanese pharmaceutical company partially offset by a loss on the sale of marketable securities. The 2003 expense was attributable to the sale at a loss of marketable securities and the disposition of equipment at a loss in order to generate additional cash.

Interest Expense. We recognized $425,128 in interest expense in 2004 as compared to $3,159,338 in interest expense during 2003. The significant decrease was the result of a decrease in the amortization of note discounts related to our convertible notes.

Net Loss. The net loss was $17,023,648 and $17,233,566 in 2004 and 2003, respectively. The slight decrease was primarily attributable to increased revenues and a significant decrease in interest expense offset by an increase in research and development expenses related to our product development programs for Alprox-TD® and NM100060 as well as increased legal fees related to lawsuits and increased professional fees related to additional compliance activities mandated by the Sarbanes Oxley Act of 2002.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $17,023,648 or $0.39 per share for 2004 as compared to $20,351,410 or $0.60 per share for 2003. The decrease in net loss applicable to common stock was primarily attributable to a deemed dividend related to the beneficial conversion feature of our preferred stock issued in 2003 as well as an increase in the total number of weighted average shares outstanding from 33,649,744 to 43,603,546.

Quarterly Results

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2005 and 2004. The operating results are not necessarily indicative of results for any future period.

For the Three Months Ended

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total Revenues	$104,199	$189,266	$63,457	$2,447
Loss from Operations	($3,890,187)	($4,045,544)	($4,632,220)	($4,736,887)
Net Loss	($3,981,566)	($4,047,634)	($4,716,253)	($4,278,195)
Basic & Diluted Loss Per Share	$(0.10)	$(0.10)	$(0.10)	$(.09)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total Revenues	$2,381	$2,329	$2,502	$2,391,949
Loss from Operations	($4,564,913)	($4,325,914)	($3,134,817)	($3,675,629)
Net Loss	($4,624,270)	($4,378,846)	($3,192,347)	($3,246,975)
Basic & Diluted Loss Per Share	$(0.09)	$(0.10)	$(0.07)	$(0.06)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NexMed, Inc.:

We have completed integrated audits of NexMed, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NexMed, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

NexMed, Inc.
Consolidated Balance Sheets

	December 31,
Assets	2005	2004
Current assets
Cash and cash equivalents	$2,953,781	$7,747,285
Marketable securities and short term investments	500,000	1,384,000
Other receivable	582,440	-
Debt issuance cost, net of accumulated amortization of $11,742	8,035	-
Prepaid expenses and other current assets	373,935	1,399,514

Total current assets	4,418,191	10,530,799

Fixed assets, net	8,905,716	9,714,450
Debt issuance cost, net of accumulated amortization of $11,742 and $12,139	8,036	27,412

Total assets	$13,331,943	$20,272,661

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$690,263	$1,147,840
Payroll related liabilities	1,135,671	277,660
Deferred revenue	2,785,801	-
Deferred compensation - current portion	55,200	-
Convertible notes payable - current portion	3,000,000	-
Capital lease obligation - current portion	233,827	644,050

Total current liabilities	7,900,762	2,069,550

Long term liabilities
Convertible notes payable	3,000,000	6,000,000
Deferred compensation	1,122,997	568,000
Capital lease obligations, net of current portion	-	233,826

Total liabilities	12,023,759	8,871,376

Series C 6% cumulative convertible preferred stock	667,830	-

Commitments and contingincies (Note 15)

Stockholders' equity:
Preferred stock $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000 shares authorized,
55,699,467 and 51,687,046 shares issued and outstanding, respectively	55,700	51,688
Additional paid-in capital	118,281,871	113,604,968
Accumulated other comprehensive loss	(9,596)	(10,188)
Accumulated deficit	(117,687,621)	(102,245,183)

Total stockholders' equity	640,354	11,401,285

Total liabilities, convertible preferred stock
and stockholders' equity	$13,331,943	$20,272,661

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2005	2004	2003

Revenue
Royalties	$9,702	$9,519	$6,206
Licensing and research and development fees	2,389,459	349,850	104,537
Total revenue	2,399,161	359,369	110,743

Costs and expenses
Research and development	11,222,099	10,684,477	8,439,340
General and administrative	6,878,335	6,979,730	5,900,569

Total costs and expenses	18,100,434	17,664,207	14,339,909

Loss from operations	(15,701,273)	(17,304,838)	(14,229,166)

Other income (expense)
Other income (expense)	-	82,271	(152,867)
Interest income	122,071	85,000	75,574
Interest expense	(344,352)	(425,128)	(3,159,338)
Total other expense	(222,281)	(257,857)	(3,236,631)

Loss before benefit from income taxes	(15,923,554)	(17,562,695)	(17,465,797)

Benefit from income taxes	481,116	539,047	232,231

Net loss	(15,442,438)	(17,023,648)	(17,233,566)

Deemed dividend to preferred shareholders
from beneficial conversion feature	(984,715)	-	(2,942,656)
Preferred dividend	(123,326)	-	(175,188)

Net loss applicable to common stock	(16,550,479)	(17,023,648)	(20,351,410)

Other comprehensive loss
Foreign currency translation adjustments	592	(13,671)	3,348
Unrealized gain (loss) on marketable securities	-	-	(3,646)

Comprehensive loss	$(15,441,846)	$(17,037,319)	$(17,233,864)

Basic and diluted loss per share	$(.32)	$(.39)	$(.60)

Weighted average common shares outstanding
used for basic and diluted loss per share	52,528,345	43,603,546	33,649,774

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

								Accumulated other
								comprehensive income (loss)
								Foreign	Unrealized
	Common	Common	Preferred	Preferred	Additional			Currency	loss on	Total
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Deferred	translation	marketable	Stockholders'
	(Shares)	(Amount)	(Shares)	(Amount)	Capital	Deficit	Compensation		securities	Equity

Balance at January 1, 2003	28,293,719	28,294	-	-	71,381,751	(67,987,969)	(97,562)	135	(101,157)	3,223,492

Issuance of common stock
from private placement, net of commission paid	3,126,655	3,127	-	-	10,246,854	-	-	-	-	10,249,981
Issuance of common stock
upon exercise of options and warrants	750,795	751	-	-	916,011	-	-	-	-	916,762
Issuance of compensatory options and warrants to consultants			-	-	253,402	-	-	-	-	253,402
Issuance of common stock to Board of Directors	15,268	15	-	-	54,988	-	(35,000)	-	-	20,003
Stock based compensation to employees	186,938	187	-	-	15,832	-	78,294	-	-	94,313
Issuance of preferred stock with detachable warrants
and beneficial conversion feature, net of issue costs	-	-	800	1	7,396,623	-	-	-	-	7,397,424
Issuance of common stock upon conversion
of preferred stock, including dividends paid in stock	5,170,907	5,171	(800)	(1)	(5,171)	-	-	-	-	(801)
Discount on convertible notes, including beneficial
conversion features and fair value of detachable warrants	-	-	-	-	2,141,417	-	-	-	-	2,141,417
Issuance of common stock upon conversion
of convertible notes, including interest paid in stock	2,603,160	2,603	-	-	5,641,970	-	-	-	-	5,644,573
Stock surrendered by officer and retired in payment of loan	(24,315)	(24)	-	-	(119,363)	-	-	-	-	(119,387)
Realized loss on sale of securities	-	-	-	-	-	-	-	-	101,157	101,157
Amortization of deferred compensation expense	-	-	-	-	-	-	34,936	-	-	34,936
Unrealized loss from available-for-sale securities	-	-	-	-	-	-	-	-	(3,646)	(3,646)
Cumulative translation adjustment	-	-	-	-	-	-	-	3,348	-	3,348
Net loss	-	-	-	-	-	(17,233,566)	-	-	-	(17,233,566)

Balance at December 31, 2003	40,123,127	40,124	-	-	97,924,314	($85,221,535)	(19,332)	$3,483	($3,646)	12,723,408

Issuance of common stock
from private placement, net of commission paid	11,011,978	11,012	-	-	14,194,674	-	-	-	-	14,205,686
Issuance of common stock
upon exercise of stock options and warrants	200,482	200	-	-	187,472	-	-	-	-	187,672
Issuance of compensatory options and warrants to consultants	-	-	-	-	330,215	-	-	-	-	330,215
Issuance of common stock in payment of interest on convertible notes	130,673	131	-	-	243,202	-	-	-	-	243,333
Issuance of common stock to employees as bonus	101,850	102	-	-	544,427	-	-	-	-	544,529
Issuance of common stock in settlement of lawsuit	118,936	119	-	-	180,664	-	-	-	-	180,783
Amortization of deferred compensation expense	-	-	-	-	-	-	19,332	-	-	19,332
Realized loss on sale of securities	-	-	-	-	-	-	-		3,646	3,646
Cumulative translation adjustment	-	-	-	-	-	-	-	(13,671)	-	(13,671)
Net loss	-	-	-	-	-	(17,023,648)	-	-	-	(17,023,648)

Balance at December 31, 2004	51,687,046	51,688	-	$0	$113,604,968	($102,245,183)	$0	($10,188)	$0	$11,401,285

Issuance of common stock
upon exercise of stock options and warrants	578,286	578	-	-	833,848	-	-	-	-	834,426
Issuance of compensatory options and warrants to consultants	-	-	-	-	82,210	-	-	-	-	82,210
Issuance of common stock in payment of interest on convertible notes	218,545	218	-	-	303,948	-	-	-	-	304,166
Amortization of beneficial conversion feature, discount and issuance
costs related to preferred stock	-	-	-	-	(1,032,391)	-	-	-	-	(1,032,391)
Issuance of common stock upon conversion
of preferred stock, including dividends paid in stock	3,215,590	3,216	-	-	3,479,758	-	-	-	-	3,482,974
Discount on preferred stock, including beneficial conversion
features and fair value of detachable warrants	-	-	-	-	1,009,530					1,009,530
Cumulative translation adjustment								592		592
Net loss						(15,442,438)				(15,442,438)

Balance at December 31, 2005	55,699,467	55,700	-	-	118,281,871	(117,687,621)	-	(9,596)	-	640,354

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(15,442,438)	$(17,023,648)	$(17,233,566)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	953,051	996,043	1,250,667
Non-cash interest, amortization of debt discount and
deferred financing costs	315,512	254,682	3,166,072
Non-cash compensation expense	82,210	1,074,859	408,636
Non-cash insurance expense (income)	-	-	3,501
Net loss on sale of marketable securities	-	8,421	94,824
Loss on disposal of property and equipment	16,371	18,982	114,542
Increase in other receivable	(582,440)	-	-
Decrease (increase) in prepaid expense and other assets	1,025,579	82,912	(1,109,109)
Increase (decrease) in deferred revenue	2,785,801	(128,708)	128,708
Increase (decrease) in payroll related liabilities	858,011	(995,643)	918,311
Increase in deferred compensation	610,199	110,000	108,000
Increase (decrease) in accounts payable and accrued expenses	(457,577)	374,318	(3,395,927)
Net cash used in operating activities	(9,835,721)	(15,227,782)	(15,545,341)
Cash flows from investing activities
Capital expenditures	(160,694)	(145,809)	(441,297)
Proceeds from collection of note receivable	-	48,341	198,348
Purchases of short term investments and marketable securities	(1,500,000)	(1,897,584)	(504,850)
Proceeds from sale/redemption of certificates of deposits,
marketable securities and short term investments	2,384,000	1,010,079	545,200
Net cash provided by (used in) investing activities	723,306	(984,973)	(202,599)
Cash flows from financing activities
Issuance of common stock, net of offering costs	-	14,205,686	10,869,392
Proceeds from exercise of stock options and warrants	834,426	187,672	297,349
Issuance of preferred stock, net of offering costs	4,219,969	-	7,396,623
Redemption of preferred stock	(92,027)	-	-
Issuance of notes payable, net of debt issue costs	-	-	7,510,445
Repayment of notes payable	-	-	(950,000)
Proceeds from capital lease financing for equipment	-	-	738,731
Principal payments on capital lease obligations	(644,049)	(898,861)	(673,883)
Net cash provided by financing activities	4,318,319	13,494,497	25,188,657
Effect of foreign exchange on cash	592	(13,671)	3,348
Net (decrease) increase in cash and cash equivalents	(4,793,504)	(2,731,929)	9,444,065
Cash and cash equivalents
Beginning of year	7,747,285	10,479,214	1,035,149
End of year	$2,953,781	$7,747,285	$10,479,214

Cash paid for interest	$40,185	$120,962	$142,850

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired through capital lease obligations	$-	$-	$738,731
Conversion of debt to common stock	-	-	5,600,000
Payment of interest in common stock	304,166	243,333	275,448
Conversion of preferred stock to common stock	3,359,648	-	2,019,826
Preferred stock dividend paid in common stock	123,326	-	175,188
Amortization of debt discount	-	-	2,811,110
Deemed dividend to preferred shareholders	984,715	-	2,942,656
Deemed dividend to warrant holders	-	-	120,717
Repayment of officer loan in stock	-	-	119,387

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

The Company was incorporated in Nevada in 1987. In January 1994, the Company began research and development of a device for the treatment of herpes simplex. The Company, since 1995, has conducted research and development both domestically and abroad on proprietary pharmaceutical products, with the goal of growing through acquisition and development of pharmaceutical products and technology.

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $117,687,621 at December 31, 2005 and expects that it will incur additional losses in the future completing the research, development and commercialization of its technologies. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that it will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company’s product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. If the Company is unable to obtain additional financing, operations will need to be discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Principles

Significant accounting principles followed by the Company in preparing its financial statements are as follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Translation of foreign currencies
Assets and liabilities of the Company’s foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholder’s equity. Transaction gains or losses are included in the determination of operating results.

Cash and cash equivalents
For purposes of the balance sheets and the statements of cash flows, cash equivalents represent all highly liquid investments with an original maturity date of three months or less.

Marketable securities and short term investments
Marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months, at the date of purchase, and equity investments in publicly-traded companies. The Company classifies all debt securities and equity securities with readily determinable market value as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity. Gross realized losses were none, $8,421, and $111,840 for 2005, 2004 and 2003 respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to other income (expense) in the periods incurred.

NexMed, Inc.
Notes to Consolidated Financial Statements

A significant amount of our short term investments are comprised of investment grade variable rate debt obligations, which are asset-backed and categorized as available-for-sale. Accordingly, our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days. Despite the long-term nature of their contractual maturities, we have the ability and intent to liquidate these securities within one year. As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments. All income generated from these investments was recorded as interest income.

Fair value of financial instruments
The carrying value of cash and cash equivalents, convertible notes payable, accounts payable and accrued expenses and deferred compensation approximates fair value due to the relatively short maturity of these instruments.

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

Long-lived assets
The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. No such impairment losses have been recorded by the Company during 2005, 2004 or 2003.

Revenue recognition
Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

Revenues earned under licensing and research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101, as amended, whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable. All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statement of Operations and Comprehensive Income.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2005, 2004 and 2003, outstanding options to purchase 5,018,880, 5,215,081, and 5,414,617 shares of common stock, respectively, with exercise prices ranging from $.55 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 11,030,550, 11,436,691, and 7,272,261 shares of common stock, respectively, with exercise prices ranging from $1.00 to $4.04 have also been excluded from the computation of diluted loss per share as they are antidilutive. Promissory notes convertible into 1,200,000 shares of common stock (see Note 6) in 2005 and 2004 and 923,077 in 2003 have also been excluded from the computation of diluted loss per share, as they are antidilutive. Series C 6% cumulative convertible preferred stock (see Note 10) convertible into 643,382 shares of common stock in 2005 has also been excluded from the computation of diluted loss per share, as it is antidilutive.

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

Had the Company's stock-based compensation been determined by the fair-value based method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

	For the year ended
	2005	2004	2003

Net loss applicable to common stock, as reported	$(16,550,479)	$(17,023,648)	$(20,351,410)
Add: Stock-based compensation expense included
in reported net loss	82,210	355,800	408,636
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(1,147,979)	(1,672,545)	(2,211,685)
Proforma net loss applicable to common stock	$(17,616,248)	$(18,340,393)	$(22,154,459)

Basic and diluted loss per share:
As reported	$(0.32)	$(0.39)	$(0.60)
Proforma	$(0.34)	$(0.42)	$(0.66)

Additional disclosures required under SFAS 123 are presented in Note 7.

Concentration of credit risk
From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts.

Comprehensive loss
The Company has recorded comprehensive loss in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”), which requires the presentation of the components of comprehensive loss in the Company’s financial statements. Comprehensive loss is defined as the change in the Company’s equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments and unrealized gains/losses on available for sale securities). Accumulated other comprehensive (loss) income included in the Company’s balance sheet is comprised of translation adjustments from the Company’s foreign subsidiaries and unrealized gains and losses on investment in marketable securities.

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

Recent accounting pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143. This interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of Interpretation 47 are effective for fiscal years ending after December 15, 2005. The adoption of this statement did not have an impact to the Company’s financial statement presentation since there have been no conditional asset retirement obligations.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. The provisions of SFAS 123(R) are effective for fiscal years beginning after June 15, 2005, and apply to all awards that vest after the required effective date and to awards that are granted, modified, repurchased, or cancelled after that date. The Company has revised its assumptions on expected volatility and expected life of stock options related to the Black Scholes calculation in 2005 based on a more detailed analysis of the Company's historical stock price and life of options in preparation of adopting SFAS 123(R). The Company will be adopting the provisions of SFAS123 (R) in 2006 using the modified prospective transition method. For an approximate impact on 2006 results please refer to the pro forma information above in Note 2 “Accounting for stock based compensation” in our consolidated financial statements.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

3.	Licensing and Research and Development Agreements

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company would be eligible to receive royalties based upon the level of sales achieved. The Company is also entitled to receive reimbursements of third party preclinical study costs up to $3.25 million. The Company is permitted to recognize initial up front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method upon technology transfer over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Of the $4,973,575 received through December 31, 2005, the Company recognized licensing revenue in the amount of $2,287,774 that included revenue earned in the third quarter of 2005 but not recognized in the third quarter since the technology transfer was not yet completed. The balance of $2,685,801 is recorded as deferred revenue in the Consolidated Balance Sheet as of December 31, 2005.

In October 2005, the Company entered into an agreement with a Japanese pharmaceutical company whereby NexMed would provide contract development services for a tape/patch treatment for chronic pain. The Company received $100,000 as a signing payment. In December 2005, the Company ceased all development work on this project. The Company is currently sharing the development work done so far with the Japanese partner to determine if a technology transfer should take place. The $100,000 signing payment is recorded as deferred revenue in the December 31, 2005 Consolidate Balance Sheet and will be recognized as revenue if and when the Japanese partner agrees to and the Company completes the technology transfer of development work done to date.

In November 2003, the Company entered into an agreement with a Japanese pharmaceutical company whereby NexMed would provide contract development services for an innovative topical treatment for a form of herpes. The Company received $100,000 as a signing payment in 2003, approximately $87,000 of which the Company recognized as revenue in 2004 and approximately $13,000 of which it recognized as revenue in 2003. In 2004, the Company recognized revenue of approximately $217,000 and incurred expenses of approximately $116,000 related to this agreement. The $217,000 of revenue consisted of the $87,000 deferred from 2003 and $130,000 in milestone payments received in 2004. In September of 2004, the Company completed all development work for this project and will recognize no further revenue.

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

In August 2003, the Company entered into an R&D agreement with a Japanese pharmaceutical company to develop NM 20138, a new once-a-day patch treatment for bronchial asthma, which incorporates an off-patent anti-asthmatic drug compound and the NexACT® technology. The Company recognized revenue related to this project of approximately $21,000 in 2003. The second milestone payment of approximately $23,000 was received and recognized as research and development fee revenue in 2004. In 2004, the Company incurred expenses of approximately $62,000 related to this agreement and completed the first phase of development. Upon completion of the first phase of development, the partner elected not to take the project to the next stage of development due to proprietary reasons.  As such, there will be no additional revenue from the Japanese pharmaceutical company should the Company continue to develop this product further. The Company negotiated and received a one-time payment of $90,538 upon cancellation of this agreement, which amount is recorded in other income (expense) for 2003 in the Company’s Consolidated Statement of Operations.

4.	Fixed Assets

Fixed assets at December 31, 2005 and 2004 were comprised of the following:

	2005	2004

Land	363,909	363,909
Building	7,425,540	7,457,791
Machinery and equipment	2,640,731	993,385
Capital lease - Equipment	1,310,815	2,861,335
Computer software	596,605	565,158
Furniture and fixtures	342,094	342,724
Leasehold improvements	640,322	637,907
	13,320,016	13,222,209

Less: accumulated depreciation	(4,414,300)	(3,507,759)

	$8,905,716	$9,714,450

Depreciation and amortization expense was $953,051, $996,043, and $1,250,667 for 2005, 2004 and 2003 respectively, of which $378,789, $410,833, and $424,778 related to capital leases for the respective years. Accumulated amortization of assets under capital leases was $747,005, $1,207,027 and $796,144 at December 31, 2005, 2004, and 2003, respectively.

NexMed, Inc.
Notes to Consolidated Financial Statements

5.	Deferred Compensation

On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo will serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. He has requested that deferred compensation payments begin as of July 1, 2006. The monthly deferred compensation payment through May 15, 2021 will be $9,158. As of December 31, 2005 and 2004, the Company has accrued approximately $1,178,197 and $568,000 respectively, which is included in deferred compensation, based upon the estimated present value of the vested portion of the obligation.

6.	Convertible Notes Payable

On December 12, 2003, the Company issued convertible notes (the “Notes”) in an aggregate principal amount of $6 million. The Notes are payable in two installments of $3 million on November 30, 2006 and May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey which has a carrying value of approximately $6.9 million. The Notes were initially convertible into shares of the Company’s common stock at a conversion price initially equal to $6.50 per share (923,077 shares). Pursuant to the terms of the Notes, the conversion price was adjusted on June 14, 2004 to the greater of (i) the volume weighted average price of the Company’s stock over the six-month period ending on such date and (ii) $5.00. Since the volume weighted average price of the Company’s stock during this period was below $5.00, the conversion price was adjusted to $5.00 (1,200,000 shares). Interest accretes on the Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a 5% premium to the then average market prices.

In April and October 2005, respectively, the Company issued 126,389 shares and 92,156 shares of its common stock as payment of an aggregate of $304,166 in interest on the Notes.

For the years ended December 31, 2005 and 2004, the Company recorded amortization of the debt issuance costs of $11,345 and $11,349, respectively.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. The Company accessed $1,111,427 of the credit line and, as of December 31, 2005, there was an outstanding balance due GE of $38,812 thereunder. Balances due are payable in 42 monthly installments from date of take-down.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. The Company accessed $738,731 of this credit line and, as of December 31, 2005, there was an outstanding balance due GE of $195,015 thereunder. Balances are payable in 36 monthly installments from the date of take-down.

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

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ .55 - 1.85	1,600,630	7.63 years	$1.05	1,162,980	$1.02
2.00 - 3.99	1,703,550	2.72 years	2.42	1,681,050	2.42
4.00 - 5.50	1,602,800	4.84 years	4.21	1,487,800	4.16
7.00 - 8.00	15,000	4.40 years	8.00	15,000	8.00
12.00 - 16.25	96,900	4.83 years	15.79	96,900	15.79

	5,018,880		$2.83	4,443,730	$2.94

NexMed, Inc.
Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2002	4,750,755	$2.92
Granted	1,110,350	2.80
Exercised	(326,074)	0.88
Cancelled	(120,414)	6.37
Outstanding at December 31, 2003	5,414,617	$2.94
Granted	731,150	2.41
Exercised	(192,986)	0.90
Cancelled	(737,700)	3.22
Outstanding at December 31, 2004	5,215,081	$2.91
Granted	400,650	1.03
Exercised	(106,400)	1.08
Cancelled	(490,451)	2.62
Outstanding at December 31, 2005	5,018,880	$2.83

Exercisable at December 31, 2005	4,443,730	$2.94
Exercisable at December 31, 2004	3,975,628	$2.93
Exercisable at December 31, 2003	4,269,617	$2.92

Options available for grant at December 31, 2005	1,257,773

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 was $1.03, $2.46, and $2.60, respectively.

The fair value of each option and warrant (note 12) is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used in the model:

	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Risk-free yields	4.15%	1.35% - 4.58%	1.35% - 4.58%
Expected volatility	105%	100%	100%
Expected option life	6 years	1 - 10 years	1 - 10 years

NexMed, Inc.
Notes to Consolidated Financial Statements

9.	Common Stock

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

10.	Series C 6% Cumulative Convertible Preferred Stock

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock is initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock can be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also has the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and March 31, 2006 and $450,000 plus accrued dividends on June 30, 2006. As a result of the conversions described below, the Company will redeem no more than $720,000 on March 31, 2006 and $155,000 on June 30, 2006. Any quarterly conversions will be at 95.5% of the then current market price.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company is amortizing this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the year ended December 31, 2005, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $196,890 based on the amortization of the beneficial conversion feature through December 31, 2005.

For the year ended December 31, 2005 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $123,326 as a dividend to preferred shareholders in the Consolidated Statements of Operations and Comprehensive Loss.

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

On December 31, 2005, pursuant to the terms of the Series C Stock, the Company converted 84 preferred shares and accrued dividends through December 31, 2005 of $64,559 at a price of $0.7231 per share. Upon conversion, the Company issued a total of 1,250,946 shares of common stock. As of December 31, 2005, 87.5 shares of preferred stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 will be accreted as a deemed dividend to the holders of the Series C Stock at such time conversion becomes probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to paid in capital. For the year ended December 31, 2005, the Company amortized $151,584 of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations and Comprehensive Loss.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

Under the terms of the Rights Agreement, Dr. Y. Joseph Mo, who beneficially owned approximately 12.12% of the outstanding shares of the Company's Common Stock as of April 2000, will be permitted to continue to own such shares and to increase such ownership to up to 25% of the outstanding shares of Common Stock, without becoming an Acquiring Person and triggering a Distribution Date.

12.	Warrants

A summary of warrant activity is as follows:

		Weighted
	Common Shares	Average
	Issuable upon	Exercise
	Exercise	Price

Outstanding at January 1, 2003	2,044,908	5.03
Issued	5,959,990	2.10
Redeemed	(424,811)	3.96
Cancelled	(307,826)	14.37
Outstanding at December 31, 2003	7,272,261	2.32
Issued	5,128,496	1.86
Redeemed	(7,500)	1.94
Cancelled	(956,566)	3.67
Outstanding at December 31, 2004	11,436,691	1.91
Issued	1,188,938	1.43
Redeemed	(471,883)	1.53
Cancelled	(1,123,196)	1.99
Outstanding at December 31, 2005	11,030,550	1.83

13.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $77 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2025 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $2 million. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

NexMed, Inc.
Notes to Consolidated Financial Statements

In 2003, 2004 and 2005, the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program. The Company has approximately $3.5 million in NJ tax credits left available to sell at December 31, 2005, and was approved to sell $540,580 in 2005, $605,671 in 2004, and $261,000 in 2003. The Company received net proceeds of $481,116, $539,047, and $232,231 in 2005, 2004, and 2003, respectively, as a result of the sale of the tax credits.

The net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax benefit at December 31, 2005 and 2004 of approximately $32.8 million and $28.5 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	For the years ended
	December 31,
	2005	2004	2003
Fedral statutory tax rate	(35%)	(35%)	(35%)
State taxes, net of federal benefit	(6%)	(6%)	(6%)
Valuation allowance	41%	41%	41%
Sale of state net operating losses	(3.12%)	(3.16%)	(1.33%)

Provision (benefit) for income taxes	(3.12%)	(3.16%)	(1.33%)

For the years ended December 31, 2005, 2004 and 2003, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards.

14.	Restructuring

On December 15, 2005, the Company announced the departure of Dr. Y. Joseph Mo as President and Chief Executive Officer of the Company. On January 12, 2006, we announced the appointment of Richard J. Berman, who has served on the Board of Directors since 2002, as Chief Executive Officer of the Company.

We have incurred and expensed $176,071 in 2005 in connection with the reduction in staff related to this restructuring. These costs are included in General and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2005.

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company had paid out $59,237 of this expense incurred in 2005 related to staff reduction while $116,834 was paid in January and February 2006 and was accrued in payroll related liabilities in the December 31, 2005 consolidated balance sheet.

In addition, the Company accrued and expensed $838,005 related to the termination of Dr. Mo and Kenneth Anderson in December 2005. These amounts were paid in January and February 2006.

15.	Commitments and Contingencies

The Company is a party to clinical research agreements with commitments by the Company initially totaling approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At December 31, 2005, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in early 2007.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

The Company leases office space and research facilities under operating lease agreements expiring in 2006. The Company also leases equipment from GE Capital under capital leases expiring in 2006 (Note 7). Future minimum payments under noncancellable operating and capital leases with initial or remaining terms of one year or more, consist of the following at December 31, 2005:

	Operating	Capital

2006	117,521	241,099
2007	19,848
2008	11,578	-

Total minimum lease payments	$148,947	241,099
Less: amount representing interest		(7,272)
Present value of future minimum lease payments		233,827
Less: current portion		(233,827)

Capital lease obligations, net of current portion		$-

The Company also leases office space under short-term lease agreements. Total rent expense was $485,256, $484,053, and $460,643 in 2005, 2004, and 2003 respectively.

NexMed, Inc.
Notes to Consolidated Financial Statements

16.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and business development operations in the United States and Hong Kong.

Geographic information as of December 31, 2005, 2004 and 2003 are as follows:

	For the years ended December 31,
	2005	2004	2003
Net revenues
United States	$1,062,550	$216,891	$12,718
Hong Kong	1,336,611	142,478	98,025
	$2,399,161	$359,369	$110,743

	December 31,
	2005	2004	2003
Long-lived assets
United States	$8,905,716	$9,714,450	$10,583,733
Hong Kong	-	-	-
	$8,905,716	$9,714,450	$10,583,733

17.	Subsequent Event

Pursuant to a Common Stock and Warrant Purchase Agreement dated January 23, 2006, the Company closed a private placement of its securities and raised over $8.3 million in gross proceeds. The Company sold 9,347,191 shares of its common stock at $0.89 per share. The investors also received four-year warrants to purchase 3,738,876 shares of common stock, exercisable beginning six months after closing at a price of $1.11 per share. The warrants would be redeemable by the Company at $0.01 per share if the closing sales price of its common stock is above $5 for ten consecutive trading days as reported on the Nasdaq National Market or other principal exchange.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company’s management carried out an evaluation with participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure control and procedures are effective. There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company’s fourth quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Other than as set forth below, information called for by Item 10 is set forth under the heading “Election of Directors” and “Committees of the Board” in our 2006 Proxy Statement, which is incorporated herein by reference, and “Executive Officers of the Registrant” of Part I of this Report.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and to all of its other officers, directors and employees. The code of ethics is available at the Corporate Governance section of the Investors page on the Company’s website at http://www.nexmed.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the heading “Executive Compensation” in our 2006 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2005, about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,018,880 (1)	$2.83	1,257,773 (2) (3)
Equity compensation plans not approved by security holders	--	--	--
Total	5,018,880	$2.83	1,257,773

(1) Consists of options outstanding at December 31, 2005 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed Inc. Recognition and Retention Stock Incentive Plan (the "Recognition Plan").

(2) Consists of 936,973 and 320,800 shares of common stock that remain available for future issuance, at December 31, 2005, under the Incentive Plan and Recognition Plan, respectively.

(3) Does not include 2,754,000 options issued to Dr. Mo, former Chief Executive Officer of the Company. These options are vested and have a weighted average exercise price of $2.88. These options will expire on March 14, 2006 if they are not exercised before that time. Upon expiration, these options are available for future issuance under the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, which is incorporated herein by reference.

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

2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the three years in the period ended December 31, 2005.

Schedule II - Valuation and Qualifying Accounts.

SCHEDULE II

NEXMED, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

Year ended December 31, 2005
Valuation allowance - deferred tax asset	$28,520,370	$4,339,302	--	--	$32,859,672

Year ended December 31, 2004
Valuation allowance - deferred tax asset	$23,098,077	$5,422,293	--	--	$28,520,370

Year ended December 31, 2003
Valuation allowance - deferred tax asset	$17,901,534	$5,196,543	--	--	$23,098,077

All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. Exhibits

EXHIBITS NO.	DESCRIPTION
3.1

Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

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

3.4	Certificate of Amendment to the Company’s Articles of Incorporation, dated June 14, 2005.

3.5
Certificate of Designation of the Company’s Series C 6% Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

4.2	Rights Agreement and form of Rights Certificate (incorporated herein by reference to Exhibit 4 to our Current Report on Form 8-K filed with the Commission on April 10, 2000).

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

4.7	Form of Warrant dated June 18, 2004 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2004).

4.8
Form of Common Stock Purchase Warrant A, dated December 17, 2004 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

4.9
Form of Common Stock Purchase Warrant B, dated December 17, 2004 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

4.10	Form of Warrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

4.11
Form of Warrant, dated January 23, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.1*
Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001).

10.2*
The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 28, 2004).

10.3*
Form of Agreement dated November 15, 1995 between NexMed, Inc. and each of Y. Joseph Mo, Ph.D., Vivian H. Liu and Gilbert S. Banker, Ph.D, which are collectively commonly referred to by NexMed, Inc. as the Non-Qualified Performance Incentive Program (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on December 22, 1999, including any amendment or report filed for the purpose of updating such information, and incorporated herein by reference).

10.4
License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2000).

10.5*
The NexMed, Inc. Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 6.6 filed with the Company's Form 10-SB/A filed with the Securities and Exchange Commission on June 5, 1997).

10.6*
Employment Agreement dated February 26, 2002 by and between NexMed, Inc. and Dr. Y. Joseph Mo (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002).

10.7
Letter Agreement dated January 2, 2002, by and among NexMed, Inc. and General Electric Capital Corporation (Incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002).

10.8
Registration Rights Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and
Exchange Commission on August 14, 2002).

10.9
Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002)

10.10
Investor Rights Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).

10.11
Investor Rights Agreement, dated as of July 2, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 17, 2003).

10.12
Letter Agreement dated July 12, 2003, between NexMed, Inc. and General Electric Capital Corporation (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003).

10.13*
Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.14
Registration Rights Agreement, dated as of December 12, 2003, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.15
Form of 5% Convertible Note due May 31, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.16
First Amendment of Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., in favor of The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc., dated as of December 12, 2003 (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.17
Subsidiary Guaranty by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated December 12, 2003 (incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 4, 2004).

10.18
Common Stock and Warrant Purchase Agreement, dated as of June 18, 2004, between NexMed, Inc. and the Purchases set forth on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2004).

10.19
Investor Rights Agreement, dated as of June 18, 2004, between the Company and the Purchasers identified on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2004).

10.20
License, Supply and Distribution Agreement between the Company and Schering AG, Germany, dated July 1, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.21*
Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.22*
Form of Stock Option Grant Agreement between the Company and its Directors (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10..23
Common Stock and Warrant Purchase Agreement, dated as of December 17, 2004, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.24
Investor Rights Agreement, dated as of December 17, 2004, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.25
Preferred Stock and Warrant Purchase Agreement, dated as of May 16, 2005, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

10.26
Investor Rights Agreement, dated as of May 16, 2005, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.27+
License Agreement, dated September 13, 2005, between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd.(incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005).

10.28
Common Stock and Warrant Purchase Agreement, dated as of January 23, 2006, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.29
Investor Rights Agreement, dated as of January 23, 2006, between the Company and the Purchasers named therein( (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.30*	Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Vivian H. Liu.

10.31*	Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Mark Westgate.

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	*Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

•
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Dated: March 15, 2006	By:	/s/ Richard J. Berman
Richard J. Berman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard J. Berman RICHARD J. BERMAN	Director, President and Chief Executive Officer	March 15, 2006

/s/ Mark Westgate MARK WESTGATE	Vice President, Chief Financial Officer and principal accounting officer	March 15, 2006

/s/ Y. Joseph Mo Y. JOSEPH MO	Chairman of the Board of Directors	March 15, 2006

/s/ Arthur D. Emil ARTHUR D. EMIL	Director	March 15, 2006

/s/ Sami A. Hashim SAMI A. HASHIM	Director	March 15, 2006

/s/ Leonard A. Oppenheim LEONARD A. OPPENHEIM	Director	March 15, 2006

/s/ Martin Wade III MARTIN WADE III	Director	March 15, 2006

EXHIBIT INDEX

EXHIBITS NO.	DESCRIPTION
3.4	Certificate of Amendment to the Company’s Articles of Incorporation, dated June 14, 2005

10.30*	Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Vivian H. Liu.

10.31*	Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Mark Westgate.

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.