Form 10-Q
period 2006-03-31
NEXMED INC
filed 2006-05-10
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

89 Twin Rivers Drive, East Windsor, NJ 08520

(Address of Principal Executive Offices)

(609) 371-8123

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 8, 2006, 66,349,232 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,475,784	$2,953,781
Short term investments	3,000,000	500,000
Other receivable	203,773	582,440
Debt issuance cost, net of accumulated amortization
of $22,410 and $11,742	11,345	8,035
Prepaid expenses and other assets	379,550	373,935
Total current assets	9,070,452	4,418,191

Fixed assets, net	8,449,885	8,905,716
Debt issuance cost, net of accumulated amortization
$3,910 and $11,742	1,890	8,036
Total assets	$17,522,227	$13,331,943

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$747,845	$690,263
Payroll related liabilities	283,081	1,135,671
Deferred revenue	2,537,830	2,785,801
Deferred compensation - current portion	69,414	55,200
Convertible notes payable - current portion	3,000,000	3,000,000
Capital lease obligations	129,432	233,827
Total current liabilities	6,767,602	7,900,762
Long Term liabilities:
Convertible notes payable	3,000,000	3,000,000
Deferred compensation	1,108,785	1,122,997
Total Liabilities	10,876,387	12,023,759

Series C 6% cumulative convertible preferred stock	118,947	667,830

Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000
shares authorized, 66,155,577 and 55,699,467 issued
and outstanding, respectively	66,156	55,700
Additional paid-in capital	127,064,244	118,281,871
Accumulated other comprehensive loss	(9,593)	(9,596)
Accumulated deficit	(120,593,914)	(117,687,621)
Total stockholders' equity	6,526,893	640,354

Total liabilities and stockholders' equity	$17,522,227	$13,331,943

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Revenue
Royalties	$2,203	$2,381
Licensing and research and development fees	451,744	-
Total revenue	453,947	$2,381

Operating expenses
General and administrative	1,832,171	1,309,893
Research and development	1,507,975	3,257,401
Total operating expenses	3,340,146	4,567,294

Loss from operations	(2,886,199)	(4,564,913)
Other expense
Interest expense, net	(20,094)	(59,357)

Net loss	(2,906,293)	(4,624,270)

Deemed dividend to preferred shareholders
from beneficial conversion feature	(41,704)	-
Preferred dividend	(12,945)	-

Net loss applicable to common stock	(2,960,942)	(4,624,270)

Other comprehensive income
Foreign currency translation adjustments	3	552
Comprehensive Loss	(2,906,290)	(4,623,718)

Basic and diluted loss per share	$(0.05)	$(0.09)

Weighted average common shares outstanding
used for basic and diluted loss per share	62,812,481	51,697,015

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2006	2005
Cash flows from operating activities
Net loss	$(2,906,293)	$(4,624,270)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	234,082	237,299
Non-cash interest, amortization of debt discount and deferred financing costs	2,836	2,832
Non-cash compensation expense	414,662	19,635
Loss on disposal of fixed assets	186,381	2,617
Decrease in other receivable	378,667	-
(Increase)/decrease in prepaid expenses and other assets	(5,615)	597,611
Decrease in deferred revenue	(247,971)	-
Decrease in payroll related liabilities	(852,590)	(57,376)
Increase/(decrease) in accounts payable and accrued expenses	57,582	(79,034)
Net cash used in operating activities	(2,738,259)	(3,900,686)

Cash flow from investing activities
Capital expenditures	(54,068)	(77,942)
Proceeds from sale of fixed assets	89,574	-
Purchase of short term investments	(6,000,000)	(1,500,000)
Proceeds from sale of short term investments	3,500,000	384,000
Net cash used in investing activities	(2,464,494)	(1,193,942)

Cash flow from financing activities
Issuance of common stock, net of offering costs	7,747,808	-
Proceeds from exercise of stock options	81,340	7,920
Repayment of capital lease obligations	(104,395)	(188,864)
Net cash provided by (used in) financing activities	7,724,753	(180,944)

Net increase (decrease) in cash and cash equivalents	2,522,000	(5,275,572)

Effect of foreign exchange on cash and cash equivalents	3	552

Cash and cash equivalents, beginning of period	2,953,781	7,747,285

Cash and cash equivalents, end of period	$5,475,784	$2,472,265

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has an accumulated deficit of $120,593,914 at March 31, 2006 and the Company expects to incur additional losses throughout 2006. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management plans to obtain additional financing through additional partnering agreements for its products under development using the NexACT® technology. If the Company is successful in entering into such additional partnering agreements, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table summarizes information about options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ .55 - 1.85	2,228,295	8.78 years	$0.89	1,205,545	$0.86
2.00 - 3.99	388,200	3.39 years	2.52	380,700	2.51
4.00 - 5.50	416,700	6.22 years	4.64	366,700	4.62
7.00 - 8.00	15,000	4.14 years	8.00	15,000	8.00
12.00 - 16.25	29,400	4.54 years	14.73	29,400	14.73

	3,077,595		$1.77	1,997,345	$2.12

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R in 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes expense for all equity awards granted during the three months ended March 31, 2006 and prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006 is $378,662 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended March 31, 2006 of $(0.05) is $0.01 more than if the Company had not adopted SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

Three Months Ended
March 31, 2005

Net loss, as reported	$(4,624,270)
Add: Stock-based compensation expense included
in reported net loss	19,635
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(356,789)
Proforma net loss	$(4,961,424)

Basic and diluted loss per share:
As reported	$(0.09)
Proforma	$(0.10)

The following table presents the total stock-based compensation expense resulting from stock options included in the Statement of Operations:

Three Months Ended
March 31, 2006

General and administrative	$374,519
Research and development	4,143

Stock-based compensation expense	$378,662

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three months ended March 31, 2006:

Dividend yield	0.00%
Risk-free yields	4.15% - 4.47%
Expected volatility	80% - 105%
Expected option life	6 years

Expected Volatility. The Company uses analysis of historical volatility to compute the expected volatility of its stock options.

Expected Term. The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards.

Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant.

Stock Options

Presented below is a summary of the status of Company stock options as of March 31, 2006, and related transactions for the quarter then ended:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2005	5,018,880	$2.83
Granted	1,190,000	0.78
Exercised	(325,866)	0.72
Forfeited	(2,805,419)	3.37

Outstanding at March 31, 2006	3,077,595	$1.77	7.69	$248,360
Vested or expected to vest at
March 31, 2006	2,758,141	$1.77	7.69

Exercisable at March 31, 2006	1,997,345	$2.12	6.72	$175,567

The weighted-average grant-date fair value of options granted during the fiscal quarters ended March 31, 2006 and March 31, 2005 was $0.78 and $1.34, respectively. The intrinsic value of options exercised during the three months ended March 31, 2006 was $99,400. Cash received from option exercises for the quarters ended March 31, 2006 and March 31, 2005, was $81,340 and $7,920, respectively.

As of March 31, 2006, there was $761,386 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.28 years.

On January 13, 2006, the Board of Directors appointed Richard J. Berman to serve as President and Chief Executive Officer of the Company. In connection with his appointment, the Board of Directors approved a grant of options to Berman to purchase at $0.73 per share an aggregate of 990,000 shares of Company Common Stock which vest in three installments, with 500,000 of the stock options vesting on January 16, 2006, 245,000 of the stock options vesting on July 31, 2006, and 245,000 of the stock options vesting on January 31, 2007.

On March 7, 2006, the Company approved a grant of options to purchase at $1.05 per share an aggregate of 200,000 shares of the Company's Common Stock to Leonard A. Oppenheim, as compensation for his service as the Lead Director on the Board of Directors. The stock options vest in two equal installments of 100,000 each, with 50% of the stock options vesting immediately and 50% of the stock options vesting on the date of the Annual Meeting of Stockholders in 2006, respectively, assuming continuous and uninterrupted service as Lead Director on the Board of Directors.

3. LOSS PER SHARE

At March 31, 2006 and 2005, respectively, options to acquire 3,077,595 and 5,244,930 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,200,000 shares of common stock at conversion prices of $5.00, and warrants to acquire 14,769,426 and 11,211,691 shares of common stock with exercise prices ranging from $1.00 to $4.04 were excluded from the calculation of diluted loss per share, as their effect would be antidilutive.

4. NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “Notes”) with a principal amount of $6 million. The Notes are payable in two installments of $3 million on November 30, 2006 and May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey which has a carrying value of approximately $6.9 million. The Notes are convertible at $5.00 per share or into a total of 1,200,000 shares of the Company’s common stock. Interest accretes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On April 1, 2006, the Company issued 164,855 shares of its common stock to the holders of the Notes in payment of accrued interest through March 31, 2006 of $151,667.

5. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of March 31, 2006, there was no outstanding balance due GE under this facility. The balance due under this facility was fully paid in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. The balance due under this facility was fully paid in the first quarter of 2006.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. As of March 31, 2006, there was an outstanding balance due GE of $129,432 under the July 2003 facility. Balances due are payable in 36 monthly installments from the date of take-down.

6. DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. He has requested that deferred compensation payments begin as of July 1, 2006. The monthly deferred compensation payment through May 15, 2021 will be $9,158. As of March 31, 2006 the Company has accrued approximately $1,178,197, which is included in deferred compensation, based upon the estimated present value of the vested portion of the obligation.

7. SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock is initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock can be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also has the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and March 31, 2006 and $450,000 plus accrued dividends on June 30, 2006. As a result of the conversions described below, the Company will redeem no more than $155,000 on June 30, 2006. Any quarterly conversions will be at 95.5% of the then current market price.

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company is amortizing this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the three months ended March 31, 2006, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $11,175 based on the amortization of the beneficial conversion feature through March 31, 2006.

For the three months ended March 31, 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $12,945 as a dividend to preferred shareholders in the Consolidated Statements of Operations.

On March 31, 2006, pursuant to the terms of the Series C Stock, the Company converted 72 preferred shares and accrued dividends through March 31, 2006 of $10,652 at a price of $0.83 per share. Upon conversion, the Company issued a total of 880,308 shares of common stock. As of March 31, 2006, 15.5 shares of preferred stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 will be accreted as a deemed dividend to the holders of the Series C Stock at such time conversion becomes probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the three months ended March 31, 2006, the Company amortized $30,529 of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

8. PRIVATE PLACEMENT

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

9.  INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and the Company has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

10.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with commitments by the Company initially totaling approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At March 31, 2006, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2007.

11. LICENSING AGREEMENT

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and will assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved. The Company is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million. The $203,773 amount in other receivable in the Consolidated balance sheet represents amounts billed during the three months ended March 31, 2006 for the reimbursement of preclinical study costs and patent expenses. Of the $5,157,275 received through March 31, 2006, the Company has recognized licensing revenue in the amount of $431,671 for the three months ended March 31, 2006 and $2,719,445 to date. The balance of $2,437,830 is recorded as deferred revenue in the Consolidated Balance Sheet.

12. RESTRUCTURING

On December 15, 2005, the Company announced the departure of Dr. Y. Joseph Mo as President and Chief Executive Officer of the Company. On January 12, 2006, we announced the appointment of Richard J. Berman, who has served on the Board of Directors since 2002, as Chief Executive Officer of the Company. The Board of Directors mandated Mr. Berman to improve the Company's financial condition and focus its development efforts.

We have incurred and expensed $178,459 in the first quarter of 2006 in connection with a reduction in staff initiated during the first quarter of 2006 related to this restructuring. $171,993 of these costs are included in Research and development expenses in the Consolidated Statement of Operations for the three months ended March 31, 2006.

The Company paid out $116,834 in the first quarter of 2006 that was accrued in 2005 related to staff reductions in 2005.

In addition, the Company paid out $902,239 in the first quarter of 2006 that was accrued and expensed in 2005 related to the termination of Dr. Mo and Kenneth Anderson in December 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside our control.

General.

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

We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems, and are in various stages of developing new topical treatments for sexual dysfunction, nail fungus, and premature ejaculation.

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and will assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we are eligible to receive royalties based upon the level of sales achieved. We anticipate that our product will enter into U.S. Phase 3 clinical testing during the second half of 2006.

The most advanced of our products under development is Alprox-TD® which is an alprostadil-based cream treatment intended for patients with erectile dysfunction. In December 2002, we completed two pivotal Phase 3 studies for Alprox-TD®, which tested over 1,700 patients at 85 sites throughout the U.S. There are additional clinical studies for Alprox-TD including a 12-month open label study that we would have to complete before we could file for product approval in the U.S. and in Europe. The timeframe for us to begin these studies largely depends on our ability to obtain funding through existing and/or additional partnering agreements for Alprox-TD® which we are in the process of pursuing. However, consummation of such arrangement(s) is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationships on a timely basis, or on terms acceptable to us.

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

We are also developing Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed one U.S. Phase 2 study for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S. We have been in contact with several potential co-development partners. We do not intend to conduct additional studies for this product until we have secured a co-development partner.

On December 15, 2005, we announced the departure of Dr. Y. Joseph Mo as President and Chief Executive Officer of the Company. On January 12, 2006, we announced the appointment of Richard J. Berman, who has served on the Board of Directors since 2002, as Chief Executive Officer of the Company. The Board of Directors mandated Mr. Berman to improve the Company’s financial condition and focus its development efforts.

As a result, we have significantly cut our monthly expenses by streamlining our operations and we intend to reduce our monthly “burn rate” to approximately $500,000 by the middle of 2006. To this end, we did not renew our leases at two locations, and consolidated our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. We anticipate that the consolidation in facilities will result in savings to the Company of approximately $600,000 per year. Further, we have reduced our staff by approximately 40% which, with reductions made in December 2005, we expect will result in annual savings of approximately $2.8 million.

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

In January 2006, we completed a private placement of common stock and warrants which yielded gross proceeds to us of approximately $8.3 million. This cash infusion significantly strengthened our cash position, giving us approximately 15 months in cash reserves from the date of this report at current levels of operations. This projection is based on a number of assumptions including estimated reduced monthly burn for 2006 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in two equal installments in November 2006 and May 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required. Our cash position (cash, cash equivalents and short term investments) as of the date of the filing of this report is approximately $7.7 million.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2006, we had an accumulated deficit of $120,593,914. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

In connection with the restructuring and change in the scope of our business on December 15, 2005, we have analyzed our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing attention on product opportunities that would replicate the model of the licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products.

As a result, we have significantly cut our monthly expenses by streamlining our operations and we intend to reduce our monthly expenditures to approximately $500,000 by the middle of 2006. To this end, we consolidated our operations into our East Windsor facility that was originally designed for manufacturing with offices and laboratories. The consolidation of facilities is expected to result in savings of approximately $600,000 per year. Further, we have cut out staff by 40%, which, with reductions made in December 2005, we expect will result in annual savings of approximately $2.8 million.

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

At March 31, 2006 we had cash and cash equivalents, marketable securities and short term investments of approximately $8.5 million as compared to $3.5 million at December 31, 2005. Our net increase in cash during the first three months of 2006 is the result of the net proceeds of $7.7 million received from the aforementioned private placement in January 2006 offset by expenditures of approximately $2.7 million, which consisted of approximately $1.2 million of severance payments related to our restructuring program implemented in December 2005 as well as our fixed monthly overhead costs of approximately $500,000 per month. We project that our cash reserves as of the date of this report are sufficient to sustain operations for approximately 15 months at our current expenditure level. This projection is based on a number of assumptions including estimated reduced monthly burn rate for 2006 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in 2006 and 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

At March 31, 2006 we had a $203,773 other receivable as compared to $582,440 at December 31, 2005. The other receivable represents amounts billed to our licensing partner in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs to completion of preclinical studies that we had begun prior to the signing of the agreement. We billed significantly more to Novartis in the fourth quarter of 2005 as the preclinical studies were initiated. The costs to initiate the preclinical studies are significantly higher than the study maintenance costs incurred during the study.

At March 31, 2006, we had $283,081 in payroll related liabilities as compared to $1,135,671 at December 31, 2005. The decrease is attributable to the payment in the first quarter of 2006 of severance costs accrued in 2005 as a result of our significant reduction in staff in December 2005, including approximately $740,000 relating to severance accrued upon the departure of Dr. Mo as Chief Executive Officer of the Company on December 15, 2005.

To date, we have spent approximately $68.2 million on the Alprox-TD® development program, and anticipate that we will spend approximately an additional $10 million to complete the proposed clinical studies. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility. We completed the consolidation of our operations into this facility which was originally designed for manufacturing with offices and laboratories.

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of March 31, 2006, there was no outstanding balance due GE under this facility. The balance due under this facility was paid fully in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. The balance due under this facility was paid fully in the first quarter of 2006.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. As of March 31, 2006, there was an outstanding balance due GE of $129,432 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

Critical Accounting Policies.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. Other than the following, there have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Stock-Based Compensation Expense

Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment. Furthermore, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

Comparison of Results of Operations Between the Three Months Ended March 31 of 2006 and of 2005.

Royalties and research and development fee revenue. We recorded $453,947 in revenue during the first quarter of 2006, as compared to $2,381 in revenue during the first quarter of 2005. The revenue consisted of $2,203 and $2,381 in 2006 and 2005, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $451,744 and $0, respectively, of revenue on our Novartis licensing agreement.

Research and Development Expenses. Our research and development expenses for the first quarter of 2006 and 2005 were $1,507,975 and $3,257,401, respectively. Research and development expenses in the first quarter of 2006 included approximately $194,000 attributable to NM100060, $141,000 attributable to Alprox-TD® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $1.2 million for NM100060 and $891,000 for Alprox-TD® during the same period in 2005. The overall decrease in research and development expenses has been partially offset by approximately $172,000 in severance expensed in the first quarter of 2006 related to our restructuring program implemented in December 2005. We anticipate that research and development expenses related to NM100060 will decrease to a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses in 2006 will be lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

 General and Administrative Expenses. Our general and administrative expenses were $1,832,171 during the first quarter of 2006 as compared to $1,309,893 during the same period in 2005. The increase is due to an increase in compensation expense of approximately $375,000 as a result of result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors. Additionally in the first quarter 2006 we recognized a loss on the disposal of equipment of approximately $190,000 as a result the consolidation of our operations into our East Windsor facility that was originally designed for manufacturing with offices and laboratories.

Interest Expense, net. We had interest expense net of interest income of $20,094 during the first quarter of 2006, as compared to $59,357 during the same period in 2005. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts owed decrease over time with our monthly payments over the life of the leases. During 2005, our February 2001 capital lease was paid in full and we therefore no longer incurred interest on such lease in 2006 and during the first quarter of 2006 our February 2002 lease was paid in full. The remaining capital leases will be paid in full during 2006 such that our anticipated interest expense in 2006 for these leases will be approximately $7,300.

Net Loss. The net loss was $2,906,293 and $4,624,270 in the first quarter of 2006 and 2005, respectively. The decrease is primarily attributable to our restructuring program implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In 2006, we recognized $451,744 in revenue in accordance with the cost-to-cost method as discussed in Note 11 of the Consolidated Financial Statements.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $2,960,942 or $0.05 per share for the first quarter of 2006 as compared to $4,624,270 or $0.09 per share for 2005. The decrease is primarily attributable to our restructuring program implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally we had increased revenue in 2006 as a result if revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In 2006, we recognized $451,744 in revenue in accordance with the cost-to-cost method as discussed in Note 11 of the Consolidated Financial Statements. The decrease is partially offset by the deemed dividend to preferred shareholders in the first quarter of 2006 as discussed in Note 7 of the Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's first quarter that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2006, we completed a private placement of common stock and warrants pursuant to which we raised over $8.3 million in gross proceeds. We sold 9,347,191 shares of our common stock at $0.89 per share. The investors received four-year warrants to purchase 3,738,876 shares of common stock, exercisable beginning six months after closing at a price of $1.11 per share. The proceeds from this financing were used for general corporate purposes and for our product development programs based on the NexACT® technology. The shares of common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

NEXMED, INC.

Date: May 9, 2006
Mark Westgate Vice President and Chief Financial Officer

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