Form 10-Q
period 2006-06-30
NEXMED INC
filed 2006-08-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	Accelerated filer ☒	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 7, 2006, 66,642,661 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$4,692,866	$2,953,781
Short term investments	2,000,000	500,000
Other receivables	811,155	582,440
Debt issuance cost, net of accumulated amortization
of $29,156 and $11,742	10,399	8,035
Prepaid expenses and other assets	347,792	373,935
Total current assets	7,862,212	4,418,191

Fixed assets, net of accumulated depreciation of $4,279,721
and $4,414,300	8,214,926	8,905,716
Debt issuance cost, net of accumulated amortization
$0 and $11,742	-	8,036
Total assets	$16,077,138	$13,331,943

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$551,890	$690,263
Deferred revenue	2,189,859	2,785,801
Payroll related liabilities	59,168	1,135,671
Deferred compensation - current portion	56,748	55,200
Convertible notes payable - current portion	6,000,000	3,000,000
Capital lease obligation - current portion	62,506	233,827
Total current liabilities	8,920,171	7,900,762

Long Term liabilities:
Convertible notes payable	-	3,000,000
Deferred compensation	1,089,569	1,122,997
Total Liabilities	10,009,740	12,023,759

Series C 6% cumulative convertible preferred stock	-	667,830

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000
shares authorized, 66,642,661 and 55,699,467 issued
and outstanding, respectively	66,644	55,700
Additional paid-in capital	127,627,112	118,281,871
Accumulated other comprehensive loss	(9,593)	(9,596)
Accumulated deficit	(121,616,765)	(117,687,621)
Total stockholders' equity	6,067,398	640,354

Total liabilities, convertible preferred stock
and stockholders' equity	$16,077,138	$13,331,943

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2006	2005	2006	2005

Royalties and research and development fees	$533,655	$2,329	$987,602	$4,710

Operating expenses
General and administrative	1,076,417	1,423,683	2,908,588	2,733,576
Research and development	1,085,501	2,904,560	2,593,476	6,161,961
Total operating expenses	2,161,918	4,328,243	5,502,064	8,895,537

Loss from operations	(1,628,263)	(4,325,914)	(4,514,462)	(8,890,827)

Other Income (expense)
Interest expense, net	(22,043)	(52,932)	(42,137)	(112,289)
Other income	627,455	-	627,455	-
Total Other income (expense)	605,412	(52,932)	585,318	(112,289)

Net loss	($1,022,851)	($4,378,846)	($3,929,144)	($9,003,116)

Deemed dividend to preferred shareholders
from beneficial conversion feature	(8,193)	(718,348)	(49,897)	(718,348)
Preferred dividend	(2,319)	-	(15,264)	-

Net loss applicable to common stock	($1,033,363)	($5,097,194)	($3,994,305)	($9,721,464)

Other comprehensive income (loss)
Foreign currency translation adjustments	-	(38)	3	514
Total other comprehensive income	-	(38)	3	514

Comprehensive loss	($1,022,851)	($4,378,884)	($3,929,141)	($9,002,602)

Basic and diluted loss per common share	$(0.02)	$(0.10)	$(0.06)	$(0.19)

Weighted average common shares outstanding
used for basic and diluted loss per share	66,350,874	51,827,835	64,591,452	51,762,425

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2006	2005
Cash flows from operating activities
Net loss	$(3,929,144)	$(9,003,116)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	448,497	477,453
Non-cash interest, amortization of debt discount and
deferred financing costs	157,339	157,339
Non-cash compensation expense	691,567	47,310
Loss on disposal of fixed assets	222,798	16,372
Increase in other receivable	(228,715)	-
Decrease in prepaid expenses and other assets	26,143	925,356
Decrease in accounts payable
and accrued expenses	(138,373)	(14,875)
(Decrease) / increase in payroll related liabilities	(1,076,503)	10,856
Decrease in deferred compensation	(31,882)	-
Decrease in deferred revenue	(595,942)	-
Net cash used in operating activities	(4,454,215)	(7,383,305)

Cash flows from investing activities
Proceeds from sale of fixed assets	89,574	-
Capital expenditures	(70,078)	(106,241)
Purchase of marketable securities and short term investments	(6,000,000)	(1,500,000)
Proceeds from sale of marketable securities and short term investments	4,500,000	1,134,000
Net cash provided by (used in) investing activities	(1,480,504)	(472,241)

Cash flows from financing activities
Issuance of common stock, net of offering
costs of $571,193	7,747,808	-
Issuance of series C 6% cumulative convertible preferred stock, net	-	4,219,969
Proceeds from exercise of stock options and warrants	97,317	7,920
Repayment of capital lease obligations	(171,324)	(350,314)
Net cash provided by financing activities	7,673,801	3,877,575

Net decrease in cash and cash equivalents	1,739,082	(3,977,971)

Effect of foreign exchange on cash and cash equivalents	3	514

Cash and cash equivalents, beginning of period	$2,953,781	$7,747,285

Cash and cash equivalents, end of period	$4,692,866	$3,769,828

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has an accumulated deficit of $121,616,765 at June 30, 2006 and the Company expects to incur additional losses throughout 2006. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management plans to obtain additional financing through additional partnering agreements for its products under development using the NexACT® technology. If the Company is successful in entering into such additional partnering agreements, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	ACCOUNTING FOR STOCK BASED COMPENSATION

During December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan. A total of 3,000,000 shares were set aside for the plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $0.55 to $16.25. The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ .55 - 1.85	2,388,195	8.85 years	$0.87	$14,718	1,326,745	$0.91	$14,718
2.00 - 3.99	349,450	3.03 years	2.49	-	341,950	2.48	-
4.00 - 5.50	401,700	6.01 years	4.62	-	371,700	4.62	-
7.00 - 8.00	15,000	3.89 years	8.00	-	15,000	8.00	-
12.00 -16.25	29,400	4.29 years	14.73	-	29,400	14.73	-

	3,183,745		$1.68	$14,718	2,084,795	$2.07	$14,718

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes expense for all equity awards granted during the three and six months ended June 30, 2006 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2006 is $240,905 and $619,567 more, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months and six months ended June 30, 2006 of $(0.02) and $(0.06), respectively, is $0.01 and $0.01 more than if the Company had not adopted SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months and six months ended June 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	Three Months	Six Months
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

Net loss applicable to common stock, as reported	$(5,097,194)	$(9,721,464)
Add: Stock-based compensation expense included
in reported net loss	27,675	47,310
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(277,917)	(643,706)
Proforma net loss	$(5,347,436)	$(10,317,860)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.19)
Proforma	$(0.10)	$(0.20)

The following table presents the total stock-based compensation expense resulting from stock options included in the Statement of Operations:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
General and administrative	$230,518	$605,037
Research and development	10,387	14,530

Stock-based compensation expense	240,905	619,567

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and six months ended June 30, 2006 and 2005:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of June 30, 2006, and related transactions for the quarter:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,018,880	$2.83
Granted	1,390,000	0.77
Exercised	(354,666)	0.71
Forfeited	(2,870,469)	3.36

Outstanding at June 30, 2006	3,183,745	$1.68	7.90	$14,718

Vested or expected to vest at
June 30, 2006	2,979,667	$1.68	7.90

Exercisable at June 30, 2006	2,084,795	$2.07	6.73	$14,718

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $0.77 and $1.34, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $8,928 and $108,328, respectively. Cash received from option exercises for the six months ended June 30, 2006 and June 30, 2005, was $97,317 and $7,920, respectively.

As of June 30, 2006, there was $653,752 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.17 years.

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

On April 28, 2006, the Company approved a grant of 388,571 shares of restricted stock with a fair value of $310,857 to Richard J. Berman, President and CEO. The restricted stock will vest and the restrictions will lapse only if the Company completes a significant business development transaction with a minimum valuation of $5 million and he remains President and CEO through the completion of such transaction.

On June 5, 2006, the Company approved a grant of options to purchase at $0.67 per share an aggregate of 200,000 shares of the Company's Common Stock to Leonard A. Oppenheim, as compensation for his service as the Chairman of the Board of Directors. The stock options vest in four equal installments of 50,000 each, on September 30, 2006, December 31, 2006, March 31, 2007, and the date of the 2007 Annual Meeting of Stockholders, assuming continuous and uninterrupted service as Chairman of the Board of Directors.

3.	LOSS PER SHARE

At June 30, 2006 and 2005, respectively, options to acquire 3,183,745 and 5,208,830 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,200,000 shares of common stock at conversion prices of $5.00, and warrants to acquire 14,304,894 and 12,089,521 shares of common stock with exercise prices ranging from $1.00 to $4.04 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Earnings per share for the three and six months ended 2006 and 2005 was calculated as follows (net loss applicable to common stock / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2006	2005	2006	2005

Net loss applicable to common stock	($1,033,363)	($5,097,194)	($3,994,305)	($9,721,464)
Weighted average common shares outstanding
used for basic and diluted loss per share	66,350,874	51,827,835	64,591,452	51,762,425

Basic and diluted loss per common share	$(0.02)	$(0.10)	$(0.06)	$(0.19)

4.	NOTES PAYABLE

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

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of June 30, 2006, there was no outstanding balance due GE under this facility. The balance due under this facility was fully paid in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. The balance due under this facility was fully paid in the first quarter of 2006.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. As of June 30, 2006, there was an outstanding balance due GE of $62,506 under the July 2003 facility. Balances due are payable in 36 monthly installments from the date of take-down.

6.	DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. The monthly deferred compensation payment through May 15, 2021 will be $9,158. The first payment of $64,106 was made on June 30, 2006 representing the first seven months of payments due under the agreement. As of June 30, 2006 the Company has accrued $1,146,317, which is included in deferred compensation, based upon the estimated present value of the obligation.

7.	SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock was initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock could be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also had the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and June 30, 2006 and $450,000 plus accrued dividends on June 30, 2006. As a result of the conversions described below, no shares of the Series C Stock remained outstanding as of June 30, 2006.

The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $799,844 to the warrants. The relative fair value of the warrants was allocated to additional paid in capital and treated as a discount to the Series C Stock that would not be amortized until such time as the redemption for cash became probable. Therefore, the Company recorded a deemed dividend to the shareholders of the Series C Stock in proportion to the amount redeemed at any time redemption for cash became probable. Assumptions utilized in the Black-Scholes model to value the warrants were: exercise price of $1.43 per share; fair value of the Company’s common stock on the date of issuance of $1.33 per share; volatility of 80%; term of 4 years and a risk-free interest rate of 3.97%.

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company has amortized this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the three months and six months ended June 30, 2006, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $1,621 and $12,796, respectively based on the amortization of the beneficial conversion feature through June 30, 2006.

For the three months and six months ended June 30, 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $2,319 and $15,264, respectively as a dividend to preferred shareholders in the Consolidated Statements of Operations.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of June 30, 2006, no shares of the Series C Stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 was accreted as a deemed dividend to the holders of the Series C Stock at such time conversion became probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the three months and six months ended June 30, 2006, the Company amortized $6,572 and $37,101, respectively of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

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

The Company is a party to clinical research agreements in connection with a one-year open-label study for Alprox-TD® with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At June 30, 2006, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2007.

10.	LICENSING AGREEMENTS

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved. The Company is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million. $183,700 of the amount in other receivable in the Consolidated balance sheet represents amounts billed during the three months ended June 30, 2006 for the reimbursement of preclinical study costs and patent expenses. Of the $5,340,975 received through June 30, 2006, the Company has recognized licensing revenue in the amount of $431,671 and $863,342 for the three months and six months ended June 30, 2006, respectively, and $3,151,116 to date. The balance of $2,189,859 is recorded as deferred revenue in the Consolidated Balance Sheet and will be recognized over the remaining life of the preclinical studies which will be completed by June 30, 2008.

On July 1, 2004, the Company entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provided Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. On June 20, 2006, Schering elected to terminate the agreement without cause. Pursuant to the agreement, Schering is obligated to pay the Company a termination fee of 500,000 Euros or approximately $627,000. This amount is recorded as other income in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and is included in other receivables on the Consolidated Balance Sheet at June 30, 2006.

11.	RESTRUCTURING

On December 15, 2005, the Company announced the departure of Dr. Y. Joseph Mo as President and Chief Executive Officer of the Company. On January 12, 2006, the Company announced the appointment of Richard J. Berman, who has served on the Board of Directors since 2002, as Chief Executive Officer of the Company. The Board of Directors mandated Mr. Berman to improve the Company’s financial condition and focus its development efforts.

The Company has incurred and expensed $61,113 and $239,572, respectively, in the three and six months ended June 30, 2006 in connection with a reduction in staff initiated during the first half of 2006 related to this restructuring. $61,113 and $233,106 of these costs are included in Research and development expenses in the Consolidated Statement of Operations for the three months and six months ended June 30, 2006, respectively.

The Company paid out $116,834 during the first quarter of 2006 that was accrued in 2005 related to staff reductions in 2005.

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

The most advanced of our products under development is Alprox-TD® which is an alprostadil-based cream treatment intended for patients with erectile dysfunction. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD®that tested over 1,700 patients at 85 sites throughout the U.S. We recently announced that we have developed a room temperature stable Alprox-TD® . We believe the opportunity to distribute a non-refrigerated alprostadil product will be attractive for potential licensing partners. However, even if we attract a potential partner, consummation of a commercialization arrangement is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationship on a timely basis, or on terms acceptable to us.

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provides Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. On June 20, 2006, Schering elected to terminate the agreement without cause. We believe that Alprox-TD is no longer a strategic fit for Schering due to its impending merger with Bayer AG. In connection with the termination, Schering will pay us 500,000 Euros or approximately $627,000.

With input from independent consultants and legal counsels, we have developed a new regulatory strategy for Alprox-TD® which includes the filing of the New Drug Application (and Marketing Authorization Application in Europe) during first half of 2007. Our intention is to petition the regulatory authorities to accept the safety data of Alprox-TD based on our clinical database of over 3,000 patients exposed to the NexACT enhancer, in lieu of a one-year open-label study indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance. We believe our strategy is aggressive but has a reasonable likelihood of success. However, we cannot be certain our applications with the appropriate regulatory authorities will be accepted for filing, and it is also possible that even if our applications have been accepted, we may not be successful in convincing the regulatory authorities to accept our position.

In our ongoing discussions with several potential licensing partners, we have continued to discuss conducting the open-label study as part of risk management for the product whereby we would have the twelve-month safety data available should the FDA not accept our position of filing the NDA with our current safety data. We would require additional funding in connection with conducting an open-label study, as we do not have the finances available at this time to conduct such study, which is estimated to cost $5 million. Such funding through a new partnership and/or other financing opportunities may not be available on acceptable terms, if at all.

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

As a result, we have significantly cut our monthly cash expenses by streamlining our operations and met our goal of cutting our monthly cash “burn rate” to approximately $500,000 by mid-2006. We have consolidated our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. The consolidation in facilities will result in savings to us of approximately $600,000 per year. Further, we have reduced our staff by approximately 40% which, with reductions made in December 2005, we expect will result in annual savings of approximately $2.8 million.

We have also analyzed our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products. In February 2006, we informed the Japanese pharmaceutical company for whom we were developing a pain management patch product of our decision to terminate the development agreement. The two parties amicably terminated the agreement with no further financial obligation for either party.

Our cash position (cash, cash equivalents and short term investments) as of the date of the filing of this report is approximately $6.1 million. We have approximately 12 months in cash reserves from the date of this report at current levels of operations. This projection is based on a number of assumptions including estimated reduced monthly burn for 2006 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in two equal installments in November 2006 and May 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

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

In July 2006, we announced a Notice of Allowance from the U.S. Patent & Trademark Office for our U.S. patent application entitled, “Prostaglandin Compositions & Methods of Treatment for Male Erectile Dysfunction.” The patent, when issued, provides coverage until 2017. In addition, we have over 200 International patents and U.S. and International patent applications pending.

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

The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy and short-term safety by administering the drug to subjects who have the condition the drug is intended to treat. At the conclusion of the study, an assessment of the correct dosage level and whether the drug favorably affects the condition is made. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period lasting from 12 months to several years. Upon completion of Phase 3 studies, a New Drug Application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2006, we had an accumulated deficit of $121,616,765. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods. While at June 30, 2006 we had cash, cash equivalents and short-term investments of approximately $6.7 million, a $3 million principal payment on our convertible notes is due on November 30, 2006. While we believe that we will be able to repay amounts due in 2006 and 2007 under the convertible notes in equity rather than cash, there is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

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

As a result, we have significantly cut cash expenses by streamlining our operations and we cut our monthly cash expenditures to approximately $500,000. We reduced our expenditures by consolidating our operations into our East Windsor facility that was originally designed for manufacturing with offices and laboratories. The consolidation of facilities is expected to result in savings of approximately $600,000 per year. Further, we have reduced staff by 40%, which, with reductions made in December 2005, we expect will result in annual savings of approximately $2.8 million.

At June 30, 2006 we had cash and cash equivalents and short term investments of approximately $6.7 million as compared to $3.5 million at December 31, 2005. Our net increase in cash during the first six months of 2006 is the result of the net proceeds of $7.7 million received from the aforementioned private placement in January 2006 offset by expenditures of approximately $4.5 million, which consisted of approximately $1.5 million of severance payments related to our restructuring program implemented in December 2005 as well as our fixed monthly overhead costs of approximately $500,000 per month. We project that our cash reserves as of the date of this report are sufficient to sustain operations for approximately 12 months at our current expenditure level. This projection is based on a number of assumptions including estimated reduced monthly burn for 2006 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in 2006 and 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

At June 30, 2006 we had an $811,155 other receivable as compared to $582,440 at December 31, 2005. The other receivable includes amounts billed to our licensing partner in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs to completion of preclinical studies that we had begun prior to the signing of the agreement. We billed significantly more to Novartis in the fourth quarter of 2005 than in the second quarter of 2006 as the preclinical studies were initiated late in 2005. The costs to initiate the preclinical studies are significantly higher than the study maintenance costs incurred during the study. The decrease in the receivable from Novartis from $582,440 at December 31, 2005 to $183,700 at June 30, 2006 is offset by a receivable of $627,455 at June 30, 2006 resulting from a one-time payment that was due to the Company when, on June 20, 2006, Schering AG, Germany (“Schering”) elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering is required to pay us a termination fee of 500,000 Euros or $627,455.

At June 30, 2006, we had $59,168 in payroll related liabilities as compared to $1,135,671 at December 31, 2005. The decrease is attributable to the payment in the first quarter of 2006 of severance costs accrued in 2005 as a result of our significant reduction in staff in December 2005, including approximately $740,000 relating to severance accrued upon the departure of Dr. Mo as Chief Executive Officer of the Company on December 15, 2005.

To date, we have spent approximately $68.3 million on the Alprox-TD® development program, and anticipate that an open-label study for Alprox-TD® will cost approximately $5 million. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility. We completed the consolidation of our operations into this facility which was originally designed for manufacturing with offices and laboratories.

In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for our East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, we had financed $1,113,459 of equipment purchases. As of June 30, 2006, there was no outstanding balance due GE under this facility. The balance due under this facility was paid fully in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, we accessed $1,111,427 of the credit line. The balance due under this facility was paid fully in the first quarter of 2006.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, we accessed $738,731 of this credit line. As of June 30, 2006, there was an outstanding balance due GE of $62,506 under the July 2003 facility, payable in 36 monthly installments from the date of take-down.

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

Stock-Based Compensation Expense

          Effective January 1, 2006, we account for stock-based compensation costs in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires considerable judgment. Furthermore, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost.

Comparison of Results of Operations Between the Three Months Ended June 30 of 2006 and of 2005.

Royalties and research and development fee revenue. We recorded $533,655 in revenue during the second quarter of 2006, as compared to $2,329 in revenue during the second quarter of 2005. The revenue consisted of $1,984 and $2,329 in 2006 and 2005, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $431,671 and $0, respectively, of revenue on our Novartis licensing agreement. Additionally, in the second quarter of 2006, we recognized $100,000 in research and development fee revenue received from a Japanese pharmaceutical company for whom we were developing a pain management patch product. In the second quarter of 2006, we decided to terminate the development agreement and transfer all know-how developed to date to the partner in exchange for such fee of $100,000.

Research and Development Expenses. Our research and development expenses for the second quarter of 2006 and 2005 were $1,085,501 and $2,904,560, respectively. Research and development expenses in the second quarter of 2006 included approximately $263,000 attributable to NM100060, $63,300 attributable to Alprox-TD® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $1.1 million for NM100060 and $447,674 for Alprox-TD® during the same period in 2005. The overall decrease in research and development expenses has been partially offset by approximately $61,113 in severance expensed in the second quarter of 2006 related to our restructuring program implemented in December 2005. We anticipate that research and development expenses related to NM100060 will decrease to a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses for the full year 2006 will be lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

 General and Administrative Expenses. Our general and administrative expenses were $1,076,417 during the second quarter of 2006 as compared to $1,423,683 during the same period in 2005. The decrease is due to a decrease in overhead including rent and utilities of approximately $120,000 as a result of the completion of our consolidation of facilities in April 2006. We had a decrease in general and administrative salaries of approximately $90,000 as a result of our restructuring program implemented in December 2005. There was also a decrease in legal expenses of approximately $120,000 due to the fact that we had no active lawsuits pending in 2006 whereas we had one outstanding lawsuit in 2005. We had a decrease in legal fees related to patents of approximately $130,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products. The overall decrease of our general and administrative expenses was partially offset by an increase in compensation expense of approximately $230,000 as a result of result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors.

Interest Expense, Net. We had interest expense net of interest income of $22,043 during the second quarter of 2006, as compared to $52,932 during the same period in 2005. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts owed decrease over time with our monthly payments over the life of the leases. During 2005, our February 2001 capital lease was paid in full and we therefore no longer incurred interest on such lease in 2006 and during the first quarter of 2006 our February 2002 lease was paid in full. The remaining capital leases will be paid in full during 2006 such that our anticipated interest expense in 2006 for these leases will be approximately $7,300.

Other income. Other income was $627,455 during the second quarter of 2006 as compared to zero during the second quarter of 2005. Second quarter 2006 other income consisted of a one-time payment that was accrued by the Company when Schering AG, Germany (“Schering”) elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering is obligated to pay us a termination fee of 500,000 Euros or $627,455.

Net Loss. The net loss was $1,022,851 and $4,378,846 in the second quarter of 2006 and 2005, respectively. The decrease is primarily attributable to our restructuring program implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the second quarter of 2006, we recognized $431,671 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. We also recorded $627,455 in other income during the second quarter of 2006 as a result of the termination of supply and distribution agreement for Alprox-TD® as discussed above.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $1,033,363 or $0.02 per share for the second quarter of 2006 as compared to $5,097,194 or $0.10 per share for 2005. The decrease is primarily attributable to our restructuring program implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result if revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the second quarter of 2006, we recognized $431,671 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. We also recorded $627,455 in other income during the second quarter of 2006 as a result of the termination of supply and distribution agreement for Alprox-TD® as discussed above. The decrease also resulted from the large deemed dividend to preferred shareholders in the second quarter of 2005 as discussed in Note 7 of the Consolidated Financial Statements.

Comparison of Results of Operations Between the Six Months Ended June 30 of 2006 and of 2005.

Royalties and research and development fee revenue. We recorded $987,602 in revenue during the first six months of 2006, as compared to $4,710 in revenue during the same period in 2005. The revenue consisted of $4,187 and $4,710 in 2006 and 2005, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $883,415 and $0, respectively, of revenue on our Novartis licensing agreement. Additionally, in the second quarter of 2006, we recognized $100,000 in research and development fee revenue received from a Japanese pharmaceutical company for whom we were developing a pain management patch product. In the second quarter of 2006, we decided to terminate the development agreement and transfer all know-how developed to date to the partner in exchange for such fee of $100,000.

Research and Development Expenses. Our research and development expenses for the first six months of 2006 and 2005 were $2,593,476 and $6,161,961, respectively. Research and development expenses in the first six months of 2006 included approximately $457,000 attributable to NM100060, $204,000 attributable to Alprox-TD® , $233,000 attributable to severance pay related to our restructuring program implemented in December 2005 and the balance of approximately $1.7 million attributable to other NexACT® technology based products and indirect overhead related to research and development including costs to consolidate our three research and development labs into our one location in East Windsor, as compared to approximately $2.2 million for NM100060 and $1.3 million for Alprox-TD® during the same period in 2005. The overall decrease in research and development expenses has been partially offset by approximately $233,000 in severance expensed in the first six months of 2006 related to our restructuring program implemented in December 2005. We anticipate that research and development expenses related to NM100060 will decrease to a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses for the full year 2006 will be lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

 General and Administrative Expenses. Our general and administrative expenses were $2,908,588 during the first six months of 2006 as compared to $2,733,576 during the same period in 2005. The increase is due to an increase in compensation expense of approximately $605,000 as a result of result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors. Additionally, in the first six months of 2006 we recognized a loss on the disposal of equipment of approximately $190,000 as a result the consolidation of our operations into our East Windsor facility. These increases were partially offset by a decrease in overhead, including rent and utilities, of approximately $120,000 as a result of the completion of our consolidation of facilities in April 2006. We had a decrease in general and administrative salaries of approximately $90,000 as a result of our restructuring program implemented in December 2005. There was also a decrease in legal expenses of approximately $120,000 due to the fact that we had no active lawsuits pending in 2006 whereas we had one outstanding lawsuit in 2005. We also had a decrease in legal fees related to patents of approximately $130,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products.

Interest Expense, Net. We had interest expense net of interest income of $42,137 during the first six months of 2006, as compared to $112,289 during the same period in 2005. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts owed decrease over time with our monthly payments over the life of the leases. During 2005, our February 2001 capital lease was paid in full and we therefore no longer incurred interest on such lease in 2006 and during the first quarter of 2006 our February 2002 lease was paid in full. The remaining capital leases will be paid in full during 2006 such that our anticipated interest expense in 2006 for these leases will be approximately $7,300.

Other income. Other income was $627,455 during the first six months of 2006 as compared to zero during the same period in 2005. Second quarter 2006 other income consisted of a one-time payment that was accrued by the Company when Schering elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering is obligated to pay us a termination fee of 500,000 Euros or $627,455.

Net Loss. The net loss was $3,929,144 and $9,003,116 in the first six months of 2006 and 2005, respectively. The decrease is primarily attributable to our restructuring program implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the first six months of 2006, we recognized $883,415 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. We also recorded $627,455 in other income during the second quarter of 2006 as a result of the termination of supply and distribution agreement for Alprox-TD® as discussed above.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $3,994,305 or $0.06 per share for the second quarter of 2006 as compared to $9,721,464 or $0.19 per share for 2005. The decrease is primarily attributable to our restructuring program implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the second quarter of 2006, we recognized $883,415 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. We also recorded $627,455 in other income during the second quarter of 2006 as a result of the termination of supply and distribution agreement for Alprox-TD® as discussed above. The decrease also resulted from the large deemed dividend to preferred shareholders in the second quarter of 2005 as discussed in Note 7 of the Consolidated Financial Statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged.  The Company is evaluating implementing this Interpretation on its financial condition and results of operations.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management carried out an evaluation with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

ITEM 1A. RISK FACTORS

Other than as indicated below, there have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006

Our stock may be delisted from Nasdaq, which may make it more difficult for you to sell your shares.

Currently, our Common Stock trades on the Nasdaq Global Market. NASD Marketplace Rule 4450 provides that a company must comply with continuing listing criteria to maintain its Nasdaq listing. On May 25, 2006, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 10 consecutive trading days the market value of the Company’s Common Stock had been below the minimum $50,000,000 requirement for continued inclusion by Marketplace Rule 4450(b)(1)(A). In addition, the Company did not comply with the alternative continued listing criteria provided in Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On August 3, 2006 we received a letter from Nasdaq stating that the $50,000,000 market capitalization deficiency of NexMed has been cured. Accordingly, NexMed’s is currently in compliance with Marketplace Rule 4450(b)(1)(A).

In addition, included in Nasdaq’s continued listing criteria is a minimum bid price per share of $1.00. Failure to maintain such price for 30 consecutive days and beyond a grace period of 180 days could lead to delisting from the Nasdaq Global Market. On May 3, 2006, we were notified by Nasdaq that for the previous 30 consecutive trading days our common stock has closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4450(b)(4). Pursuant to Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until October 30, 2006, to regain compliance.

If we were to be delisted from the Nasdaq Global Market, our Common Stock would be listed on the Nasdaq Capital Market, assuming we meet those listing requirements. If we failed to meet the Nasdaq Capital Market listing requirements, our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2006, pursuant to the terms of the Series C 6% cumulative convertible preferred stock (the “Series C Stock”), the Company converted 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of June 30, 2006, no shares of the Series C Stock remained outstanding. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On April 1, 2006, the Company issued 164,855 shares of common stock to the holders of the Notes in payment of accrued interest for the six month period ended March 31, 2006 of $151,667. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following are the results of voting by stockholders present or represented by proxy at the Company's Annual Meeting of Stockholders, which was held on June 10, 2005:

ITEM 1. ELECTION OF DIRECTORS. The stockholders elected Richard J. Berman and Arthur D. Emil, to serve as Class III directors, until the year 2009, or until their successors are elected:

Name of Director	Votes For	Votes Withheld
Richard J. Berman	53,971,440	1,109,870
Arthur D. Emil	53,969,876	1,111,434

The remaining members of the Board of Directors following the meeting are as follows: Class I directors, Sami A. Hashim, MD and Martin R. Wade, III, whose terms expire in 2007, and Class III director, Leonard A. Oppenheim in 2008.

ITEM 2. APPROVAL AND ADOPTION OF THE NEXMED, INC. 2006 STOCK INCENTIVE PLAN. The stockholders approved and adopted the Plan by a vote of: 22,128,098 votes for approval and adoption, 2,296,543 votes against; and 274,273 votes abstaining; and 30,382,396 broker non-votes.

ITEM 3. RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for fiscal year 2006. There were 54,210,909 votes for ratification; 601,436 votes against; 268,965 votes abstaining; and no broker non-votes.

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

NEXMED, INC.

Date: August 9, 2006	By:	/s/ Mark Westgate

Mark Westgate Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.