Form 10-Q
period 2006-09-30
NEXMED INC
filed 2006-11-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 6, 2006, 66,919,589 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$3,994,932	$2,953,781
Short term investments	2,000,000	500,000
Other receivables	183,700	582,440
Debt issuance cost, net of accumulated amortization
of $31,992 and $11,742	7,563	8,035
Prepaid expenses and other assets	331,494	373,935
Total current assets	6,517,689	4,418,191

Fixed assets, net of accumulated depreciation of $4,119,493
and $4,414,300	7,687,454	8,905,716
Debt issuance cost, net of accumulated amortization
$0 and $11,742	-	8,036
Total assets	$14,205,143	$13,331,943

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$720,142	$690,263
Deferred revenue	1,941,888	2,785,801
Payroll related liabilities	82,003	1,135,671
Deferred compensation - current portion	57,424	55,200
Convertible notes payable - current portion	6,000,000	3,000,000
Capital lease obligation - current portion	20,085	233,827
Total current liabilities	8,821,542	7,900,762

Long Term liabilities:
Convertible notes payable	-	3,000,000
Deferred compensation	1,074,970	1,122,997
Total Liabilities	9,896,512	12,023,759

Series C 6% cumulative convertible preferred stock	-	667,830

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000
shares authorized, 66,691,977 and 55,699,467 issued
and outstanding, respectively	66,692	55,700
Additional paid-in capital	127,856,132	118,281,871
Accumulated other comprehensive loss	(9,593)	(9,596)
Accumulated deficit	(123,604,600)	(117,687,621)
Total stockholders' equity	4,308,631	640,354

Total liabilities, convertible preferred stock
and stockholders' equity	$14,205,143	$13,331,943

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Royalties and research and development fees	$446,268	$2,502	$1,433,870	$7,212

Operating expenses
General and administrative	1,079,807	1,228,696	3,988,395	3,962,272
Research and development	1,332,351	1,908,623	3,925,827	8,070,584
Total operating expenses	2,412,158	3,137,319	7,914,222	12,032,856

Loss from operations	(1,965,890)	(3,134,817)	(6,480,352)	(12,025,644)

Other Income (expense)
Interest expense, net	(21,945)	(57,530)	(64,082)	(169,819)
Other income	-	-	627,455	-
Total Other income (expense)	(21,945)	(57,530)	563,373	(169,819)

Net loss	($1,987,835)	($3,192,347)	($5,916,979)	($12,195,463)

Deemed dividend to preferred shareholders
from beneficial conversion feature	0	(236,343)	(49,897)	(921,773)
Preferred dividend	0	(64,364)	(15,264)	(97,282)

Net loss applicable to common stock	($1,987,835)	($3,493,054)	($5,982,140)	($13,214,518)

Other comprehensive income (loss)
Foreign currency translation adjustments	-	78	3	592
Total other comprehensive income	-	78	3	592

Comprehensive loss	($1,987,835)	($3,192,269)	($5,916,976)	($12,194,871)

Basic and diluted loss per common share	$(0.03)	$(0.07)	$(0.09)	$(0.25)

Weighted average common shares outstanding
used for basic and diluted loss per share	66,643,197	52,112,661	65,299,502	51,880,023

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities
Net loss	$(5,916,979)	$(12,195,463)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	655,470	714,955
Non-cash interest and amortization of
deferred financing costs	160,175	160,176
Non-cash compensation expense	920,632	56,410
Loss on disposal of fixed assets	454,105	16,371
Decrease / (increase) in other receivable	398,740	(441,000)
Decrease in prepaid expenses and other assets	42,441	498,065
Increase in accounts payable
and accrued expenses	29,879	149,994
Decrease in payroll related liabilities	(1,053,668)	(105,357)
Decrease in deferred compensation	(45,805)	-
(Decrease) / increase in deferred revenue	(843,913)	4,441,000
Net cash used in operating activities	(5,198,923)	(6,704,849)

Cash flows from investing activities
Proceeds from sale of fixed assets	178,769	-
Capital expenditures	(70,078)	(125,448)
Purchase of marketable securities and short term investments	(6,000,000)	(1,500,000)
Proceeds from sale of marketable securities and short term investments	4,500,000	1,784,000
Net cash provided by (used in) investing activities	(1,391,309)	158,552

Cash flows from financing activities
Issuance of common stock, net of offering
costs of $571,193	7,747,808	-
Issuance of series C 6% cumulative convertible preferred stock, net	-	4,219,969
Proceeds from exercise of stock options and warrants	97,316	776,776
Repayment of capital lease obligations	(213,744)	(501,251)
Net cash provided by financing activities	7,631,380	4,495,494

Net increase (decrease) in cash and cash equivalents	1,041,148	(2,050,803)

Effect of foreign exchange on cash and cash equivalents	3	592

Cash and cash equivalents, beginning of period	$2,953,781	$7,747,285

Cash and cash equivalents, end of period	$3,994,932	$5,697,074

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

The Company has an accumulated deficit of $123,604,600 at September 30, 2006 and the Company expects to incur additional losses during the remainder of 2006. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management plans to obtain additional financing through additional partnering agreements for its products under development using the NexACT® technology. If the Company is successful in entering into such additional partnering agreements, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock traded on the Nasdaq Global Market through November 7, 2006. NASD Marketplace Rule 4450 provides that a company must comply with continuing listing criteria to maintain its Nasdaq listing. On October 4, 2006, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 10 consecutive trading days the market value of the Company’s Common Stock had been below the minimum $50,000,000 requirement for continued inclusion by Marketplace Rule 4450(b)(1)(A). In addition, the Company did not comply with the alternative continued listing criteria provided in Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. Pursuant to Marketplace Rule 4450(e)(4), the Company was provided with 30 calendar days, or until November 3, 2006, to regain compliance.

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

On October 31, 2006, the Company was notified by Nasdaq that it has not regained compliance in accordance with Marketplace Rule 4450(b)(4) as the bid price of its common stock had not closed at more than $1.00 per share for a minimum of 10 consecutive business days over the previous 180 day period ended October 30, 2006. Additionally, the Company also received a staff determination letter indicating that it has not regained compliance with Marketplace Rule 4450(b)(1)(A) as the market value of listed securities was not at least $50 million for a minimum of 10 consecutive business days over the previous 30 day period ended November 3, 2006.

In accordance with the rules of the Nasdaq Capital Market, NexMed submitted an application to transfer the listing of its securities from the Nasdaq Global Market to the Nasdaq Capital Market (previously, the Nasdaq SmallCap Market). The transfer application was approved effective November 8, 2006, and NexMed was notified that it has been afforded an additional compliance period of 180 days, up to April 30, 2007, in order to comply with the continued listing requirements of the Nasdaq Capital Market. Accordingly, NexMed’s common stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the 180 day period ended April 30, 2007 in order to maintain its listing on the Nasdaq Capital Market.

If we fail to meet the continued listing requirements of the Nasdaq Capital Market by April 30, 2007 then our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

2.  ACCOUNTING FOR STOCK BASED COMPENSATION

During December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan. A total of 3,000,000 shares were set aside for the plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $0.55 to $16.25. The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted Average Remaining	Weighted Average	Aggregate		Weighted Average	Aggregate
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Intrinsic Value	Number Exercisable	Exercise Price	Intrinsic Value
$ .55 - 1.85	3,294,741	8.81 years	$0.85	$18,842	1,599,745	$0.87	$18,842
2.00 - 3.99	316,950	2.45 years	2.43	-	316,950	2.43	-
4.00 - 5.50	382,801	5.72 years	4.64	-	357,801	4.63	-
7.00 - 8.00	15,000	3.63 years	8.00	-	15,000	8.00	-
12.00 - 16.25	29,400	4.04 years	14.73	-	29,400	14.73	-

	4,038,892		$1.46	$18,842	2,318,896	$1.88	$18,842

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes expense for all equity awards granted during the three and nine months ended September 30, 2006 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 is $193,065 and $812,632 more, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months and nine months ended September 30, 2006 of $(0.03) and $(0.09), respectively, is $0 and $0.01 more than if the Company had not adopted SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock plans:

	Three	Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

Net loss applicable to common stock, as reported	$(3,493,054)	$(13,214,518)
Add: Stock-based compensation expense included
in reported net loss	9,100	56,410
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(249,814)	(893,520)
Proforma net loss	$(3,733,768)	$(14,051,628)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.25)
Proforma	$(0.07)	$(0.27)

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
General and administrative	$167,385	$772,422
Research and development	25,680	40,210

Stock-based compensation expense	193,065	812,632

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and nine months ended September 30, 2006 and 2005:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of September 30, 2006, and related transactions for the nine months then ended:

		Weighted Average	Weighted Average Remaining	Total Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2005	5,018,880	$2.83
Granted	2,320,221	0.77
Exercised	(354,666)	0.71
Forfeited	(2,945,543)	3.35

Outstanding at September 30, 2006	4,038,892	$1.46	7.97	$18,842

Vested or expected to vest at
September 30, 2006	3,779,999	$1.46	7.97

Exercisable at September 30, 2006	2,318,896	$1.88	6.85	$18,842

On September 26, 2006, the Company issued a total of 350,000 shares of restricted stock with a fair value of $217,000 to employees. These shares vest on January 2, 2007 assuming continuous and uninterrupted service with the Company. As of September 30, 2006, all of these shares remained outstanding.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $0.77 and $1.34, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $108,328, respectively. Cash received from option exercises for the nine months ended September 30, 2006 and September 30, 2005, was $97,316 and $12,870, respectively.

As of September 30, 2006, there was $811,343 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.12 years.

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

On August 3, 2006, the Company approved a grant of options to purchase 60,000 shares of common stock at $0.81 per share to Arthur Emil as compensation for his services as a member of the Board of Directors. The stock options vest in three equal installments on the date of the Annual Meeting of Stockholders in 2007, 2008 and 2009, respectively, assuming continuous and uninterrupted service with the Company.

On August 3, 2006, the Company approved a grant of options to purchase 500,000 shares of common stock at $0.81 per share to employees. The stock options vest in two equal installments of 250,000 each on the date the New Drug Application for Alprox-TD® is filed with the FDA and the date the New Drug Application is accepted by the FDA assuming continuous and uninterrupted service with the Company.

3. LOSS PER SHARE

At September 30, 2006 and 2005, respectively, options to acquire 4,038,892 and 5,122,880 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, convertible securities convertible into 1,200,000 shares of common stock at conversion prices of $5.00, and warrants to acquire 14,304,894 and 11,622,638 shares of common stock with exercise prices ranging from $1.00 to $3.33 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Earnings per share for the three and nine months ended 2006 and 2005 was calculated as follows (net loss applicable to common stock / weighted average common shares outstanding):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Net loss applicable to common stock	($1,987,835)	($3,493,054)	($5,982,140)	($13,214,518)
Weighted average common shares outstanding
used for basic and diluted loss per share	66,643,197	52,112,661	65,299,502	51,880,023

Basic and diluted loss per common share	$(0.03)	$(0.07)	$(0.09)	$(0.25)

4. NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “Notes”) with a principal amount of $6 million. The Notes are payable in two installments of $3 million on November 30, 2006 and May 31, 2007 and are collateralized by the Company’s manufacturing facility in East Windsor, New Jersey which has a carrying value of approximately $6.5 million. The Notes are convertible at $5.00 per share for a total of 1,200,000 shares of the Company’s common stock. Interest accretes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a price of 105% of a five-day average of the market price of the Company’s common stock prior to the time of payment. On October 1, 2006, the Company issued 227,612 shares of its common stock to the holders of the Notes in payment of accrued interest through September 30, 2006 of $152,500.

5. CAPITAL LEASE OBLIGATIONS

In February 2001, the Company entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for its new East Windsor, NJ manufacturing facility and (ii) for its expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, the Company had financed $1,113,459 of equipment purchases. As of September 30, 2006, no outstanding balance was due GE under this facility. The balance due under this facility was fully paid in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, the Company accessed $1,111,427 of the credit line. The balance due under this facility was fully paid in the first quarter of 2006.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. As of September 30, 2006, an outstanding balance of $20,085 was due GE under the July 2003 facility, and will be paid in full by the end of 2006.

6. DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. The monthly deferred compensation payment through May 15, 2021 will be $9,158. The first payment of $64,106 was made on June 30, 2006 representing the first seven months of payments due under the agreement. As of September 30, 2006 the Company has accrued $1,132,394, which is included in deferred compensation, based upon the estimated present value of the obligation.

7. SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock was initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock could be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also had the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and September 30, 2006 and $450,000 plus accrued dividends on September 30, 2006. As a result of the conversions described below, no shares of the Series C Stock remained outstanding as of September 30, 2006.

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company has amortized this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the three months and nine months ended September 30, 2006, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $0 and $12,796, respectively based on the amortization of the beneficial conversion feature.

For the three months and nine months ended September 30, 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $0 and $15,264, respectively as a dividend to preferred shareholders in the Consolidated Statements of Operations.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of September 30, 2006, no shares of the Series C Stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 was accreted as a deemed dividend to the holders of the Series C Stock at such time conversion became probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the three months and nine months ended September 30, 2006, the Company amortized $0 and $37,101, respectively of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

8. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

9. COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements in connection with a one-year open-label study for Alprox-TD® with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At September 30, 2006, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2007.

10. LICENSING AGREEMENTS

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million. The Company is recognizing the initial up front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. The entire amount of $183,700 in other receivables in the Consolidated Balance Sheet represents amounts billed during the three months ended September 30, 2006 for the reimbursement of preclinical study costs and patent expenses. Of the $5,524,675 received since September 15, 2005 through September 30, 2006, the Company has recognized licensing revenue in the amount of $431,671 and $1,295,013 for the three months and nine months ended September 30, 2006, respectively, and $3,582,787 to date. The balance of $1,941,888 is recorded as deferred revenue in the Consolidated Balance Sheet and will be recognized over the remaining life of the preclinical studies that will be completed by the Company on or before June 30, 2008.

On July 1, 2004, the Company entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provided Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. On June 20, 2006, Schering elected to terminate the agreement without cause. Pursuant to the agreement, Schering was obligated to pay the Company a termination fee of 500,000 Euros or approximately $627,000. This amount was received in August 2006 and is recorded as other income in the Consolidated Statements of Operations for the nine months ended September 30, 2006.

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

The Company has incurred and expensed $0 and $239,572, respectively, in the three and nine months ended September 30, 2006 in connection with a reduction in staff related to this restructuring. $0 and $233,106 of these costs are included in research and development expenses in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2006, respectively.

The Company paid out $116,834 during the first quarter of 2006 that was accrued in 2005 related to staff reductions in 2005.

In addition, the Company paid out $902,239 in the first quarter of 2006 that was accrued and expensed in 2005 related to the departure of Dr. Mo and Kenneth Anderson in December 2005.

12. LOSS ON DISPOSAL OF FIXED ASSETS

For the nine months ended September 30, 2006 the Company incurred a loss on disposal of fixed assets in the amount of $454,105. The loss on disposal of fixed assets resulted from the consolidation of the Company’s operations into its East Windsor facility that was originally designed for manufacturing with offices and laboratories. In consolidating its facilities and reducing staff, the Company determined that there was obsolete and excess laboratory equipment. The Company wrote off obsolete equipment and sold many redundant pieces of equipment to improve cash flow, receiving approximately $180,000 in net proceeds.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged.  The Company has evaluated the effect of implementing this Interpretation and does not expect the adoption to have a material impact on its financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The Company will adopt the provisions of SAB 108 during the fourth quarter of 2006. The Company is currently in the process of evaluating the impact that the adoption of SAB 108 will have on its financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

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

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we are eligible to receive royalties based upon the level of sales achieved. We anticipate that our product will enter into U.S. Phase 3 clinical testing before the end of 2006.

The most advanced of our products under development is Alprox-TD® which is an alprostadil-based cream treatment intended for patients with erectile dysfunction. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD® that tested over 1,700 patients at 85 sites throughout the U.S. We recently announced that we have developed a room temperature stable Alprox-TD®. We believe the opportunity to distribute a non-refrigerated alprostadil product will be attractive for potential licensing partners. However, even if we attract a potential partner, consummation of a commercialization arrangement is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationship on a timely basis, or on terms acceptable to us.

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provided Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. On June 20, 2006, Schering elected to terminate the agreement without cause. We believe that Alprox-TD is no longer a strategic fit for Schering due to its impending merger with Bayer AG. In connection with the termination, Schering paid us a termination fee of 500,000 Euros or approximately $627,000.

With input from independent consultants and legal counsels, we are pursuing a new regulatory strategy for Alprox-TD® which includes the filing of the New Drug Application in the United States, New Drug Submission in Canada, and Marketing Authorization Application in Europe during first half of 2007. Our intention is to petition the regulatory authorities to accept the safety data of Alprox-TD based on our clinical database of over 3,000 patients, in lieu of a one-year open-label study indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance. We believe our strategy is aggressive but has a reasonable likelihood of success. We anticipate that the cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe will be approximately $1.9 million. However, we cannot be certain that our applications with the appropriate regulatory authorities will be accepted for filing, and it is also possible that even if our applications have been accepted, we may not be successful in convincing the regulatory authorities to accept our position.

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

As a result, we have significantly reduced our monthly cash expenses by streamlining our operations and met our goal of achieving a monthly cash “burn rate” of approximately $500,000 by mid-2006. We have consolidated our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. The consolidation in facilities will result in savings to us of approximately $600,000 per year. Further, we have reduced our staff by approximately 50% which, with reductions made in December 2005 and March 2006, we expect will result in annual savings of approximately $2.8 million.

We have also analyzed our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products. Our cash position (cash, cash equivalents and short term investments) as of the date of the filing of this report is approximately $5.4 million. Our cash reserves enable us to sustain our operations for 8 months at our current monthly overhead cost of $450,000 per month plus the additional $1.9 million in expenses required to prepare all of the relevant dossiers and assemble the regulatory approval applications for Alprox-TD® in the U.S., Canada and Europe in the first half of 2007. This projection is based on a number of assumptions, including our ability to maintain our current reduced monthly overhead costs of $450,000 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in 2006 and 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2006, we had an accumulated deficit of $123,604,600. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods. While at September 30, 2006 we had cash, cash equivalents and short-term investments of approximately $6 million, a $3 million principal payment on our convertible notes is due on November 30, 2006. While we believe that we will be able to repay amounts due in 2006 and 2007 under the convertible notes in equity rather than cash, there is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

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

In connection with the restructuring and change in the scope of our business announced on December 15, 2005, we have analyzed our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing attention on product opportunities that would replicate the model of the licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products.

As a result, we have significantly cut cash expenses by streamlining our operations and we cut our monthly cash expenditures to approximately $500,000. We reduced our expenditures by consolidating our operations into our East Windsor facility that was originally designed for manufacturing with offices and laboratories. The consolidation of facilities is expected to result in savings of approximately $600,000 per year. Further, we have reduced staff by 50%, which, with reductions made in December 2005 and March 2006, we expect will result in annual savings of approximately $2.8 million.

At September 30, 2006 we had cash and cash equivalents and short term investments of approximately $6 million as compared to $3.5 million at December 31, 2005. Our net increase in cash in 2006 is the result of the net proceeds of $7.7 million received from an equity private placement in January 2006 and the aforementioned $627,455 termination fee received from Schering AG, offset by expenditures of approximately $5.8 million, which consisted of approximately $1.5 million of severance payments related to our restructuring program implemented in December 2005 as well as our average fixed monthly overhead costs of approximately $475,000 per month. As of the date of this report we have approximately $5.4 million in cash reserves enabling us to sustain our operations for 8 months at our current monthly overhead cost of $450,000 per month plus the additional $1.9 million in expenses required to prepare all of the relevant dossiers and assemble the regulatory approval applications for Alprox-TD® in the U.S., Canada and Europe in the first half of 2007. This projection is based on a number of assumptions including our ability to maintain our current reduced monthly overhead costs of $450,000 and our ability to renegotiate our $6 million in convertible notes to be able to repay amounts due in 2006 and 2007 in equity rather than cash. There is no assurance that we will be able to renegotiate our convertible notes on terms acceptable to us, if at all. If we are unable to achieve these objectives, additional financing will be required.

At September 30, 2006 we had an $183,700 other receivable as compared to $582,440 at December 31, 2005. The other receivable consists of amounts billed to our licensing partner in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs to completion of preclinical studies that we had begun prior to the signing of the agreement. We billed significantly more to Novartis in the fourth quarter of 2005 than in the third quarter of 2006 as the preclinical studies were initiated late in 2005. The costs to initiate the preclinical studies are significantly higher than the study maintenance costs incurred during the study.

At September 30, 2006, we had $82,003 in payroll related liabilities as compared to $1,135,671 at December 31, 2005. The decrease is attributable to the payment in the first quarter of 2006 of severance costs accrued in 2005 as a result of our significant reduction in staff in December 2005, including approximately $740,000 relating to severance accrued upon the departure of Dr. Mo as Chief Executive Officer of the Company on December 15, 2005.

For the nine months ended September 30, 2006 we incurred a loss on disposal of fixed assets in the amount of $454,105 as compared to $16,371 in 2005. The increase in loss on disposal of fixed assets resulted from the consolidation of our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. In consolidating our facilities and reducing staff we determined that we had excess laboratory equipment. We wrote off obsolete equipment and sold many pieces of equipment to improve cash flow, receiving approximately $180,000 in net proceeds. Additionally, the consolidation in facilities will result in savings to us of approximately $600,000 per year.

To date, we have spent approximately $68.3 million on the Alprox-TD® development program, and anticipate that an open-label study for Alprox-TD® will cost approximately $5 million. Additionally, we anticipate that the cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe will be approximately $1.9 million. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility. We completed the consolidation of our operations into this facility which was originally designed for manufacturing with offices and laboratories.

In February 2001, we entered into a financial arrangement with GE Capital Corporation for a line of credit, which provided for the financing of up to $5 million of equipment (i) for our East Windsor, NJ manufacturing facility and (ii) for our expanded corporate and laboratory facilities in Robbinsville, NJ. Equipment financed through this facility was in the form of a 42-month capital lease. As of March 31, 2002, the date this line of credit expired, we had financed $1,113,459 of equipment purchases. As of September 30, 2006, we had no outstanding balance due GE under this facility. The balance due under this facility was paid fully in the second quarter of 2005.

In January 2002, GE approved a new credit line, which provided for the financing of up to $3 million of equipment and expired on December 31, 2002. During 2002, we accessed $1,111,427 of the credit line. The balance due under this facility was paid fully in the first quarter of 2006.

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, we accessed $738,731 of this credit line. As of September 30, 2006, an outstanding balance of $20,085 was due GE under the July 2003 facility, and will be paid in full by the end of 2006.

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

Comparison of Results of Operations Between the Three Months Ended September 30 of 2006 and of 2005.

Royalties and research and development fee revenue. We recorded $446,268 in revenue during the third quarter of 2006, as compared to $2,502 in revenue during the third quarter of 2005. The revenue consisted of $1,669 and $2,502 in 2006 and 2005, respectively, in royalties on sales of Befar® received from our Asian licensee and $444,599 and $0, respectively, of revenue on our Novartis licensing agreement.

 General and Administrative Expenses. Our general and administrative expenses were $1,079,807 during the third quarter of 2006 as compared to $1,228,696 during the same period in 2005. The decrease is due to a decrease in overhead including rent and utilities of approximately $120,000 as a result of the completion of our consolidation of facilities in April 2006. We had a decrease in general and administrative salaries of approximately $130,000 as a result of our restructuring program initially implemented in December 2005. There was also a decrease in legal expenses of approximately $120,000 due to the fact that we had no active lawsuits pending in 2006 whereas we had one outstanding lawsuit in 2005. We had a decrease in legal fees related to patents of approximately $99,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products. The overall decrease of our general and administrative expenses was partially offset by an increase in compensation expense of approximately $201,000 as a result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors. Additionally, the overall decrease was partially offset by a loss on the disposal of equipment of approximately $231,000 as a result the consolidation of our operations into our East Windsor facility.

Research and Development Expenses. Our research and development expenses for the third quarter of 2006 and 2005 were $1,332,351 and $1,908,623, respectively. Research and development expenses in the third quarter of 2006 included approximately $295,477 attributable to NM100060, $372,018 attributable to Alprox-TD® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $314,000 for NM100060 and $300,000 for Alprox-TD® during the same period in 2005. Research and development expenses related to NM100060 have decreased to a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses for the full year 2006 will be lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

Interest Expense, Net. We had interest expense net of interest income of $21,945 during the third quarter of 2006, as compared to $57,530 during the same period in 2005. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts owed decrease over time with our monthly payments over the life of the leases. During 2005, our February 2001 capital lease was paid in full and we therefore no longer incurred interest on such lease in 2006, and during the first quarter of 2006 our February 2002 lease was paid in full. The remaining capital leases will be paid in full during 2006 such that our anticipated interest expense in 2006 for these leases will be approximately $7,300.

Net Loss. The net loss was $1,987,835 and $3,192,347 in the third quarter of 2006 and 2005, respectively. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the third quarter of 2006, we recognized $431,671 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $1,987,835 or $0.03 per share for the third quarter of 2006 as compared to $3,493,054 or $0.07 per share for 2005. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the third quarter of 2006, we recognized $431,671 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. The decrease also resulted from the large deemed dividend to preferred shareholders in the third quarter of 2005 as discussed in Note 7 of the Consolidated Financial Statements.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2006 and of 2005.

Royalties and research and development fee revenue. We recorded $1,433,870 in revenue during the nine months of 2006, as compared to $7,212 in revenue during the same period in 2005. The revenue consisted of $5,856 and $7,212 in 2006 and 2005, respectively, in royalties on sales of Befar® received from our Asian licensee and $1,428,014 and $0, respectively, of revenue on our Novartis licensing agreement.

 General and Administrative Expenses. Our general and administrative expenses were $3,988,395 during the nine months of 2006 as compared to $3,962,272 during the same period in 2005. The increase is due to an increase in compensation expense of $772,422 as a result of result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors. Additionally, in the nine months of 2006 we recognized a loss on the disposal of equipment of approximately $450,000 as a result the consolidation of our operations into our East Windsor facility. These increases were partially offset by a decrease in overhead, including rent and utilities, of approximately $240,000 as a result of the completion of our consolidation of facilities in April 2006. We had a decrease in general and administrative salaries of approximately $220,000 as a result of our restructuring program initially implemented in December 2005. There was also a decrease in legal expenses of approximately $240,000 due to the fact that we had no active lawsuits pending in 2006 whereas we had one outstanding lawsuit in 2005. We also had a decrease in legal fees related to patents of approximately $229,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products.

Research and Development Expenses. Our research and development expenses for the nine months of 2006 and 2005 were $3,925,827 and $8,070,584, respectively. Research and development expenses in the nine months of 2006 included approximately $752,477 attributable to NM100060, $576,018 attributable to Alprox-TD® , $233,000 attributable to severance pay related to our restructuring program initially implemented in December 2005 and the balance of approximately $2.4 million attributable to other NexACT® technology based products and indirect overhead related to research and development, including costs to consolidate our three research and development labs into our one location in East Windsor, as compared to approximately $2.5 million for NM100060 and $1.6 million for Alprox-TD® during the same period in 2005. The overall decrease in research and development expenses has been partially offset by approximately $233,000 in severance expensed in the nine months of 2006 related to our restructuring program implemented in December 2005. Research and development expenses related to NM100060 have decreased to a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses for the full year 2006 will be lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

Interest Expense, Net. We had interest expense net of interest income of $64,082 during the nine months of 2006, as compared to $169,819 during the same period in 2005. The decrease is due to a decrease in interest expense on our capital leases with GE Capital as the principal amounts owed decrease over time with our monthly payments over the life of the leases. During 2005, our February 2001 capital lease was paid in full and we therefore no longer incurred interest on such lease in 2006 and during the first quarter of 2006 our February 2002 lease was paid in full. The remaining capital leases will be paid in full during 2006 such that our anticipated interest expense in 2006 for these leases will be approximately $7,300.

Other income. Other income was $627,455 during the nine months of 2006 as compared to zero during the same period in 2005. The 2006 other income consisted of a one-time payment that was accrued by us when Schering elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering was obligated to pay us a termination fee of 500,000 Euros or $627,455.

Net Loss. The net loss was $5,916,979 and $12,195,463 in the nine months of 2006 and 2005, respectively. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the nine months of 2006, we recognized $1,428,014 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. We also recorded $627,455 in other income during the second quarter of 2006 as a result of the termination of supply and distribution agreement for Alprox-TD® as discussed above.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $5,982,140 or $0.09 per share for the nine months of 2006 as compared to $13,214,518 or $0.25 per share for 2005. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. Additionally, we had increased revenue in 2006 as a result of revenue recognized in connection with our worldwide licensing agreement signed in the third quarter of 2005 with Novartis for our NM100060 nail lacquer. In the nine months of 2006, we recognized $1,295,013 in revenue in accordance with the cost-to-cost method as discussed in Note 10 of the Consolidated Financial Statements. We also recorded $627,455 in other income during the second quarter of 2006 as a result of the termination of supply and distribution agreement for Alprox-TD® as discussed above. The decrease also resulted from the large deemed dividend to preferred shareholders in the second and third quarters of 2005 as discussed in Note 7 of the Consolidated Financial Statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged.  The Company has evaluated the effect of implementing this Interpretation and does not expect the adoption to have a material impact on its financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The Company will adopt the provisions of SAB 108 during the fourth quarter of 2006. The Company is currently in the process of evaluating the impact that the adoption of SAB 108 will have on its financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

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

Our Common Stock traded on the Nasdaq Global Market through November 7, 2006. NASD Marketplace Rule 4450 provides that a company must comply with continuing listing criteria to maintain its Nasdaq listing. On October 4, 2006, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 10 consecutive trading days the market value of the Company’s Common Stock had been below the minimum $50,000,000 requirement for continued inclusion by Marketplace Rule 4450(b)(1)(A). In addition, the Company did not comply with the alternative continued listing criteria provided in Marketplace Rule 4450(b)(1)(B), which requires total assets and total revenue of $50,000,000 each for the most recently completed fiscal year or two of the last three most recently completed fiscal years. Pursuant to Marketplace Rule 4450(e)(4), the Company was provided with 30 calendar days, or until November 3, 2006, to regain compliance.

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

On October 31, 2006, the Company was notified by Nasdaq that it has not regained compliance in accordance with Marketplace Rule 4450(b)(4) as the bid price of its common stock had not closed at more than $1.00 per share for a minimum of 10 consecutive business days over the previous 180 day period ended October 30, 2006. Additionally, the Company also received a staff determination letter indicating that it has not regained compliance with Marketplace Rule 4450(b)(1)(A) as the market value of listed securities was not at least $50 million for a minimum of 10 consecutive business days over the previous 30 day period ended November 3, 2006.

In accordance with the rules of the Nasdaq Capital Market, NexMed submitted an application to transfer the listing of its securities from the Nasdaq Global Market to the Nasdaq Capital Market (previously, the Nasdaq SmallCap Market). The transfer application was approved effective November 8, 2006 and NexMed was notified that it has been afforded an additional compliance period of 180 days, up to April 30, 2007, in order to comply with the continued listing requirements of the Nasdaq Capital Market. Accordingly, NexMed’s common stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the 180 day period ended April 30, 2007 in order to maintain its listing on the Nasdaq Capital Market.

If we fail to meet the continued listing requirements of the Nasdaq Capital Market by April 30, 2007 then our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 3, 2006, the Company approved a grant of options to purchase 60,000 shares of common stock at $0.81 to Arthur Emil as compensation for his services as a member of the Board of Directors. The stock options vest in three equal installments on the date of the Annual Meeting of Stockholders in 2007, 2008 and 2009, respectively, assuming continuous and uninterrupted service with the Company.

On August 3, 2006, the Company approved a grant of options to purchase 500,000 shares of common stock at $0.81 per share to employees. The stock options vest in two equal installments of 250,000 each on the date the New Drug Application for Alprox-TD® is filed with the FDA and the date the New Drug application is accepted by the FDA assuming continuous and uninterrupted service with the Company.

On September 26, 2006, the Company issued a total of 350,000 shares of restricted stock to employees. These shares vest on January 2, 2007 assuming continuous and uninterrupted service with the Company.

Although these shares and stock option awards were issued prior to filing of Form S-8 for the NexMed, Inc. 2006 Stock Incentive Plan, the Form S-8 is being filed simultaneously with this filing. The above shares and stock option awards will not vest until after the filing and effectiveness of the Form S-8.

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

NEXMED, INC.

Date: November 9, 2006	/s/ Mark Westgate
Mark Westgate Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.