Form 10-K
period 2006-12-31
NEXMED INC
filed 2007-03-26
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

89 Twin Rivers Drive, East Windsor, NJ 08520
(Address of Principal Executive Offices) (Zip Code)

(609) 371-8123
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.001	The NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer  ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of March 21, 2007, 80,354,714 shares of the common stock, par value $.001, of the registrant were outstanding. and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2006, was approximately $49 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement to be delivered to our stockholders in connection with the Company’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Report.

NEXMED, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2006

ITEMS IN FORM 10-K

PART I.

ITEM 1. BUSINESS.

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth under the heading “Factors That Could Affect Our Future Results” in item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems, and are in various stages of developing new topical treatments for sexual dysfunction and nail fungus.

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we are eligible to receive royalties based upon the level of sales achieved. On January 31, 2007, we announced that Novartis, had commenced dosing of patients in the Phase 3 clinical trials for NM100060. The Phase 3 program for NM100060 consists of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel group studies are designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients will participate in the two studies, which will take place in the U.S., Europe, Canada and Iceland. The Phase 3 program is expected to be competed during the first half of 2008.

The most advanced of our products under development is Alprox-TD® which is an alprostadil-based cream treatment intended for patients with erectile dysfunction. In December 2002, we completed our two pivotal Phase 3 studies for Alprox-TD® that tested over 1,700 patients at 85 sites throughout the U.S. We announced in 2006 that we have developed a room temperature stable Alprox-TD®. We believe the opportunity to distribute a non-refrigerated alprostadil product will be attractive for potential licensing partners. However, even if we attract a potential partner, consummation of a commercialization arrangement is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationship on a timely basis, or on terms acceptable to us.

On July 1, 2004, we entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provided Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. On June 20, 2006, Schering elected to terminate the agreement without cause. We believe that Alprox-TD was no longer a strategic fit for Schering due to its merger with Bayer AG. In connection with the termination, Schering paid us a termination fee of 500,000 Euros or approximately $627,000.

We are pursuing a regulatory strategy for Alprox-TD® which includes the filing of the New Drug Application (“NDA”) in the United States, New Drug Submission in Canada, and Marketing Authorization Application in Europe during first half of 2007. With input from independent regulatory consultants and legal counsel, we believe the safety data of Alprox-TD based on our clinical database of over 3,000 patients is sufficient for filing the NDA and, therefore, we do not need to conduct a 12-month open-label study as indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance. We believe our strategy is aggressive but has a reasonable likelihood of success. We anticipate that the cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe will be approximately $1.9 million. However, we cannot be certain that our applications with the appropriate regulatory authorities will be accepted for filing, and it is also possible that even if our applications have been accepted, we may not be successful in convincing the regulatory authorities to accept our position.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the safety data on Alprox-TD that we have compiled to date is sufficient for the New Drug Submission application (“NDS”) to be filed and accepted for review in Canada. As such, the lack of a completed 12-month open label safety study will not preclude Health Canada from accepting and reviewing our NDS in Canada.

In our ongoing discussions with several potential licensing partners, we have continued to discuss conducting the open-label study as part of risk management for the product whereby we would have the twelve-month safety data available should the FDA not accept our position of filing the NDA with our current safety data. We would require additional funding in connection with conducting an open-label study, as we do not have the finances available at this time to conduct such study, which is estimated to cost $5 to $8 million. Such funding through a new partnership and/or other financing opportunities may not be available on acceptable terms, if at all.

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

On December 15, 2005, we announced the departure of Dr. Y. Joseph Mo as President and Chief Executive Officer of the Company. On January 12, 2006, we announced the appointment of Richard J. Berman, who has served on the Board of Directors since 2002, as Chief Executive Officer of the Company. The Board of Directors mandated Mr. Berman to improve the Company’s financial condition and focus its development efforts. On January 29, 2007, we announced the appointment of Dr. David S. Tierney to the Board of Directors, increasing our Board to six members.

During 2006, we significantly reduced our monthly cash expenses by streamlining our operations and met our goal of achieving a monthly cash “burn rate” of approximately $500,000 by mid-2006. We have consolidated our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. The consolidation in facilities resulted in savings to us of approximately $600,000 per year. Further, we reduced our staff by approximately 50%, which, with reductions made in December 2005 and March 2006, we expect will result in annual savings of approximately $2.8 million from pre-2006 levels.

We have also analyzed our product pipeline for opportunities to license or divest some of our products under development, with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment. We have decided to concentrate our development efforts on our non-patch topical products.

In December 2006, we completed a private placement of common stock and warrants which yielded gross proceeds to us of approximately $8.6 million. The successful completion of this placement significantly strengthened our cash position, giving us cash reserves to sustain our operations through approximately the end of 2007 if we are unable to renegotiate our $5 million of notes due in 2007 to be able to postpone repayment or repay amounts in equity rather than cash. However we are confident that we can renegotiate the notes, sell our facility in East Windsor, NJ or rely on expected milestone payments from our Novartis licensing agreement to fund the repayment of the notes. If we are able to achieve any one of the aforementioned objectives then we project that our cash reserves of $10.9 million as of the date of this report are sufficient to sustain our operations for approximately 19 months at the current burn rate of approximately $450,000 per month. There is no assurance that we will be able to renegotiate our notes on terms acceptable to us, if at all. Further, there is no assurance that milestone payments from our Novartis licensing agreement will be earned or that we will be able to sell our facility in East Windsor, NJ.

Research and Development

Our research and development expenses for the years ended December 31,2006, 2005 and 2004 were $5,425,137, $11,222,099 and $10,684,477, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, through December 31, 2006 we have spent $86,466,401 on research and development.

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

The following table identifies our twelve U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development, and the year of expiration for each patent:

Patent Name	Expiration Date

Biodegradable Absorption Enhancers	2008
Biodegradable Absorption Enhancers	2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2017
Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino) *	2019
Topical Compositions Containing Prostaglandin E1	2019
CIP: Topical Compositions Containing Prostaglandin E1	2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
CIP: Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
Topical Stabilized Prostaglandin E Compound Dosage Forms	2023

* Composition of matter patent on our NexACT® technology which is included in all of our current products under development

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

Segment and Geographic Area Information

You can find information about our business segment and geographic areas of business in Note 17 of the Notes to Consolidated Financial Statements.

Employees

As of March 21, 2007, we had 18 full time employees, 2 of whom have a Ph.D degree, 2 of whom are executive management and 12 of whom are engaged in research and development activities. We also rely on a number of consultants. None of our employees is represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company are set forth below.

Name	Age*	Title
Richard J. Berman	64	Director, President and Chief Executive Officer

Vivian H. Liu	45	Executive Vice President and Chief Operating Officer and Secretary

Mark Westgate	37	Vice President and Chief Financial Officer and Treasurer

*As of March 1, 2007

Richard J. Berman is, and has been, our President and Chief Executive Officer since January 2006. Since 2001, Mr. Berman has served as a Director and/or Chairman of several public and private companies. Mr. Berman currently serves as Chairman of National Investment Managers, a public company in pension administration and investment management; Chairman of Candidate Resources, a private company delivering HR services over the web, and Chairman of Fortress Technology Systems (homeland security). Mr. Berman is a director of eight public companies: Dyadic International, Inc.(AMEX: DIL), Broadcaster, Inc. (OTC: BCSR.OB), Internet Commerce Corporation (Nasdaq: ICCA), MediaBay, Inc. (Nasdaq: MBAY), NexMed, Inc., National Investment Managers (OTC: NIVM.OB), Advaxis, Inc. (OTC: ADXS.OB), and NeoStem, Inc (OTC: NEOI.OB). From 1998-2000, he was employed by Internet Commerce Corporation as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide (NYSE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions. He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Vivian H. Liu is, and has been, our Executive Vice President and Chief Operating Officer since January 2006, our Secretary since 1995. Ms. Liu served as the Company's Vice President of Corporate Affairs from September 1995 until December 2005, Acting Chief Executive Officer from December 2005 until January 2006, Chief Financial Officer from January 2004 until December 2005, Acting Chief Financial Officer from 1999 to January 2004 and Treasurer from September 1995 through December 2005. In 1994, while the Company was in a transition period, Ms. Liu served as Chief Executive Officer. From 1985 to 1994, Ms. Liu was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her BA from the University of California, Berkeley.

Mark Westgate is, and has been, our Vice President, Chief Financial Officer and Treasurer since December 2005. From March 2002 to December 2005, Mr. Westgate served as our Controller. He has over fifteen years of public accounting and financial management experience. From August 1998 to March 2002, Mr. Westgate served as Controller and Director of Finance for Lavipharm Laboratories Inc, a company specializing in drug delivery and particle design. Prior to joining Lavipharm, he was a supervisor at Richard A. Eisner & Company, LLP where he performed audits and provided tax advice for clients in various industries including biotech. Mr. Westgate is a Certified Public Accountant and a member of the New York State Society of Certified Public Accountants. He holds a B.B.A. in public accounting from Pace University.

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

ITEM 1A. RISK FACTORS.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We continue to incur operating losses.

Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have generated minimal revenues from the limited sales of Befar® in Asia and research and development agreements and have received an initial $4 million payment from Novartis, but have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $125,730,874 since our inception and through December 31, 2006. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing or commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development or from licensing fees, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in licensing, manufacturing, distributing and marketing our proposed products.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has modified their report on our December 31, 2006 consolidated financial statements included in our annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We will need partnering agreements and significant funding to continue with our research and development efforts, and they may not be available.

Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were $5,425,137, $11,222,099 and $10,684,477, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, through December 31, 2006 we have spent $86,466,401 on research and development. Given our current level of cash reserves and low rate of revenue generation, we will not be able to fully advance our products under development unless we enter into additional partnering agreements. If we are successful in entering into additional partnering agreements for our products under development, we may receive milestone payments, which will offset some of our research and development expenses.

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

We are authorized to issue 130,000,000 shares of our capital stock, consisting of 120,000,000 shares of our Common Stock and 10,000,000 shares of our preferred stock of which 1,000,000 are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock and 600 are designated as Series C 6% Cumulative Convertible Preferred Stock. As of March 21, 2007, 80,354,714 shares of our Common Stock were issued and outstanding and 23,762,305 shares of our Common Stock were issuable upon the exercise or conversion of outstanding options, warrants, or other convertible securities . As of March 21, 2007, there were no shares of Series A, Series B or Series C Preferred Stock outstanding. In light of our possible future need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.

In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain warrants, provide (with certain exceptions) for an adjustment of the exercise price if we issue shares of Common Stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our Common Stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise price will be reduced and the dilution to shareholders increased.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently have our principal executive offices and laboratories in a 31,500 square foot facility in East Windsor, NJ, which we own. We have invested approximately $9.4 million for the land, building and upgrade.

NexMed International Limited subleases 1,000 square feet of office space in Hong Kong for approximately $3,000 per month pursuant to a month-to-month arrangement.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market System (“NASDAQ”) under the symbol “NEXM.”

On March 21, 2007, the last reported sales price for our Common Stock on NASDAQ was $1.40 per share, and we had 241 holders of record of our Common Stock.

The following table sets forth the range of the high and low sales prices as reported by NASDAQ for each quarter from January 1, 2005 to December 31, 2006.

	Price of Common Stock ($)
	High	Low
2006
First Quarter	1.15	0.65
Second Quarter	0.90	0.47
Third Quarter	0.91	0.60
Fourth Quarter	0.84	0.48

2005
First Quarter	1.57	1.02
Second Quarter	1.45	1.06
Third Quarter	2.56	1.25
Fourth Quarter	1.63	0.71

Dividends

We have never paid cash dividends on our common stock and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

Perfomance comparison of total return of NexMed, Inc., the U.S. NASDAQ Stock market and NASDAQ Pharmaceuticals stocks

The following graph shows the yearly change in cumulative total stockholder return on NexMed Common Stock compared to the cumulative total return on the Nasdaq Stock Market (U.S.) and Nasdaq Pharmaceutical Stocks for the past 5 fiscal years (assuming a $100 investment on December 31, 2001 and quarterly reinvestment of dividends during the period).

Unregistered sales of equity securities and use of proceeds

On February 28, 2007, the Company issued 28,809 shares of common stock to the holder of the $2 million notes in payment of accrued interest for the two month period ended January 31, 2007 of $25,000. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On February 21, 2007, the Company issued 40,000 shares of common stock upon the exercise of warrants to purchase shares of common stock at a price of $1.11 per share. Accordingly, the Company received proceeds of $44,400 upon the exercise of the warrants. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

Income Statement Data

	2006	2005	2004	2003	2002
Revenue
Product sales and royalties	$7,243	$9,702	$9,519	$6,206	$63,417
Licensing and research and development fees	$1,859,684	$2,389,459	$349,850	$104,537	$84,611
Total Expenses	$(9,910,180)	$(17,841,599)	$(17,383,017)	$(17,344,309)	$(27,789,547)
Net Loss	$(8,043,253)	$(15,442,438)	$(17,023,648)	$(17,233,566)	$(27,641,519)
Basic and Diluted Loss per Share	$(0.12)	$(0.32)	$(0.39)	$(0.60)	$(1.03)
Weighted Average Common Shares Outstanding Used for Basic and Diluted Loss per Share	66,145,807	52,528,345	43,603,546	33,649,774	26,937,200

Balance Sheet Data	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002
Total Assets	$19,933,634	$13,331,943	$20,272,661	$23,133,679	$14,140,127
Total Long Term Liabilities	$1,058,098	$4,122,997	$6,801,826	$7,335,877	$5,782,518
Stockholders’ Equity	$11,504,475	$640,354	$11,401,285	$12,723,408	$3,223,492

We do not have any off-balance sheet arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT®, which may enable an active drug to be better absorbed through the skin.

We have applied the NexACT® technology to a myriad of drug compounds and delivery systems, and are in various stages of developing new topical treatments for sexual dysfunction and nail fungus.

We intend to pursue our research, development, and execute a business strategy with the goal of achieving a level of development sufficient to enable us to attract potential strategic partners with resources sufficient to further develop and market our proprietary products both domestically and internationally.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2006, we had an accumulated deficit of $125,730,874. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

In December 2006, we completed a private placement of common stock and warrants pursuant to which we raised over $8.65 million in gross proceeds. We sold 13,317,000 shares of our common stock at $0.6501 per share. The investors received four-year warrants to purchase 5,326,800 shares of common stock, exercisable beginning six months after closing at a price of $0.79 per share. The proceeds from this financing are being used for general corporate purposes and for our product development programs based on the NexACT® technology.

We project that our cash reserves of $10.9 million as of the date of this report are sufficient to sustain our operations through approximately the end of 2007 if we are unable to renegotiate our $5 million of notes due in 2007 to be able to postpone repayment or repay amounts in equity rather than cash. However we are confident that we can renegotiate the notes, sell our facility in East Windsor, NJ or rely on expected milestone payments from our Novartis licensing agreement to fund the repayment of the notes. If we are able to achieve any one of the aforementioned objectives then we project that our cash reserves of $10.9 million as of the date of this report are sufficient to sustain our operations for approximately 19 months at the current burn rate of approximately $450,000 per month. There is no assurance that we will be able to renegotiate our notes on terms acceptable to us, if at all. Further, there is no assurance that milestone payments from our Novartis licensing agreement will be earned or that we will be able to sell our facility in East Windsor, NJ.

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

At December 31, 2006 we had cash and cash equivalents and short term investments of approximately $12.1 million as compared to $3.5 million at December 31, 2005. Our net increase in cash in 2006 is the result of the net proceeds of $16.3 million received from equity private placements in January and December 2006 and the aforementioned $627,455 termination fee received from Schering AG, offset by expenditures of approximately $7.2 million, which consisted of approximately $1.5 million of severance payments related to our restructuring program implemented in December 2005 as well as our average fixed monthly overhead costs in 2006 of approximately $475,000 per month. Additonally we repaid our $3 million note due on November 30, 2006 and issued a new $2 million note due December 31, 2007 for which we received $1,975,000 in net proceeds.

At December 31, 2006 we had a $183,700 other receivable as compared to $582,440 at December 31, 2005. The other receivable consists of amounts billed to our licensing partner in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs to completion of preclinical studies that we had begun prior to the signing of the agreement. We billed significantly more to Novartis in the fourth quarter of 2005 than in the fourth quarter of 2006 as the preclinical studies were initiated late in 2005. The costs to initiate the preclinical studies are significantly higher than the study maintenance costs incurred during the study.

At December 31, 2006, we had $156,557 in payroll related liabilities as compared to $1,135,671 at December 31, 2005. The decrease is attributable to the payment in the first quarter of 2006 of severance costs accrued in 2005 as a result of our significant reduction in staff in December 2005, including approximately $740,000 relating to severance accrued upon the departure of Dr. Mo as Chief Executive Officer of the Company on December 15, 2005.

At December 31, 2006 we had a $1,872,615 note payable as compared to zero at December 31, 2005. On November 30, 2006, we issued a Note in principal amount of $2 million. The Note is payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor, New Jersey. We also issued the Note holder a 4-year detachable warrant to purchase 500,000 shares of common stock at an exercise price of $0.5535. We valued the warrants using the Black-Scholes pricing model and allocated a relative fair value of $138,000 to the warrants. The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the Note that is being amortized over the 13-month period ended December 31, 2007. For the year ended December 31, 2006, the Company recorded $10,615 of interest expense related to the amortization of the Note discount.

At December 31, 2006 we had convertible notes payable of $3,000,000 as compared to $6,000,000 at December 31, 2005. On November 30, 2006, we used the proceeds from the above $2 million note along with $1 million from our cash on hand to pay in cash the $3 million installment due on November 30, 2006 pursuant to the terms of the convertible note. The remaining $3 million balance plus accrued interest on the Note is payable on May 31, 2007.

For the year ended December 31, 2006 we incurred a loss on disposal of fixed assets in the amount of $652,081 as compared to $16,371 in 2005. The increase in loss on disposal of fixed assets resulted from the consolidation of our operations into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. In consolidating our facilities and reducing staff we determined that we had excess laboratory equipment. We wrote off obsolete equipment and sold many pieces of equipment to improve cash flow receiving approximately $180,000 in net proceeds. Additionally, the consolidation in facilities will result in savings to us of approximately $600,000 per year.

Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility which we are currently occupying.

The following table summarizes our contractual obligations and the periods in which payments are due as of December 31, 2006:

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt *	$5,224,167	$5,224,167	$0	$0	$0
Capital lease obligations	0	0		0	0
Operating leases	0	0	0	0	0
Purchase obligations **	5,437,575	3,997,985	1,439,590	0	0
Other long-term liabilities***	1,529,393	109,900	329,700	329,700	760,093
Total	$12,191,135	$9,332,052	$1,769,290	$329,700	$760,093

*
Long-term debt consists of two notes totaling $3 million that are convertible to common stock at the option of the noteholders and one note in the amount of $2 million plus all related interest. Interest is payable in stock or cash at the Company's option.

**
Purchase obligations consist of clinical research agreements that can be cancelled at any time with thirty days notice. The penalty for our cancellation of one of these agreements totaling $4,182,700 is approximately $1.1 million if cancelled prior to 50% completion or 10% of the outstanding contract amount at the time of cancellation if cancelled after the study is 50% complete.

***
Represents the payments to be made according to a deferred compensation agreement. The present value of these payments is recorded on the balance sheet under deferred compensation in the amount of $1,058,098

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Restructuring

We have significantly cut our monthly expenses by streamlining our operations in 2006. We consolidated our operations into the East Windsor facility that was originally designed for manufacturing with offices and laboratories, which resulted in savings of approximately $600,000 per year. Further, we reduced our staff by approximately 50%, which, with reductions made in December 2005, resulted in annual savings of approximately $2.8 million. We have incurred and expensed approximately $240,000 in 2006 in connection with the reduction in staff related to this restructuring. These costs are included in Research and development expenses in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2006.

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

Critical Estimate: Estimated undiscounted future cash flows are based on revenue projections for our products under development for which the long-lived assets are used. In 2005 and 2004, we performed a review for impairment of our manufacturing facility based on projections of sales of our product candidates. Overestimating the future cash flows resulting from the commercialization of Alprox TD® may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

Revenue recognition -- Revenues from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts. Royalty revenue is recognized upon the sale of the related products as reported to us by our distribution partner, provided the royalty amounts are fixed or determinable and the amounts are considered collectible. Revenues earned under license and research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101, as amended, whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made. All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations and Comprehensive Loss. Research and development expenses include costs directly attributable to the conduct of our research and development, including salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research and development fee agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, pre-clinical and clinical development, and the allocable portion of facility costs.

Also, licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement.

Critical Estimate: In calculating the progress made toward completion of a research contract or licensing agreement, we must compare costs incurred to date to the total estimated cost of the project and/or estimate the performance period. We estimate the cost and/or performance period of any given project based on our past experience in product development as well as the past experience of our research staff in their areas of expertise. Underestimating the total cost and/or performance period of a research contract or licensing agreement may cause us to accelerate the revenue recognized under such contract. Conversely, overestimating the cost may cause us to delay revenue recognized.

Stock based compensation - In preparing our financial statements, we must calculate the value of stock options issued to employees, non-employee contractors and warrants issued to investors. The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is a generally accepted method of estimating the value of stock options and warrants.

Critical Estimate: The Black-Scholes option pricing model requires us to estimate the Company’s dividend yield rate, expected volatility and risk free interest rate over the life of the option. Inaccurately estimating any one of these factors may cause the value of the option to be under or over estimated. See Note 2 of the Consolidated Financial Statements for the current estimates used in the Black -Scholes pricing model. We adopted the provisions of SFAS 123R commencing January 1, 2006.

Comparison of Results of Operations between the Years Ended December 31, 2006 and 2005

Revenues. We recorded revenues of $1,866,927 during 2006 as compared to $2,399,161 in 2005. The revenue consisted of $7,243 and $9,702 , respectively, of royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $1,859,684 and $2,389,459, respectively, of revenue recognized on our Novartis licensing agreement.

Research and Development Expenses. Our research and development expenses decreased from $11,222,099 in 2005 to $5,425,137 in 2006. Research and development expenses in 2006 included approximately $997,000 attributable to Alprox-TD® and $940,000 attributable to NM100060, $233,000 attributable to severance pay related to our restructuring program initially implemented in December 2005 and the balance of approximately $3.1 million attributable to other NexACT® technology based products and indirect overhead related to research and development including costs to consolidate our three research and development labs into our one location in East Windsor, as compared to approximately $2.2 million attributable to Alprox-TD®, and $3.2 million attributable to NM100060 with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development in 2005. Research and development expenses related to NM100060 was a net zero in 2006 as Novartis has taken over all development costs and reimburses us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses for the full year 2006 were lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

General and Administrative Expenses. Our general and administrative expenses have decreased from $6,878,335 in 2005 to $5,570,765 in 2006. The decrease is primarily due to a decrease in overhead, including rent, insurance and utilities, of approximately $506,000 as a result of the completion of our consolidation of facilities in April 2006. We had a decrease in general and administrative salaries of approximately $1,665,000 as a result of 2005 accrued severance and deferred compensation in connection with our restructuring program initially implemented in December 2005 which reduced our total staff for 2006. There was also a decrease in legal expenses of approximately $390,000 due to the fact that we had no active lawsuits pending in 2006 whereas we had one outstanding lawsuit in 2005. We also had a decrease in legal fees related to patents of approximately $410,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products. These decreases were partially offset by an increase in compensation expense of $1,127,603 as a result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors. Additionally, in 2006 we recognized a loss on the disposal of equipment of approximately $650,000 as a result the consolidation of our operations into our East Windsor facility.

Interest Expense. We recognized $380,860 in interest expense in 2006 as compared to $344,352 in interest expense in 2005. The increase is primarily due to imputed interest expense related to approximately $110,000 in deferred compensation payments made to Dr. Joseph Mo, former CEO, pursuant to the deferred compensation agreement as discussed in Note 5 of the Consolidated Financial Statements.

Other income. Other income was $627,455 in 2006 as compared to zero during the same period in 2005. The 2006 other income consisted of a one-time payment received when Schering elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering was obligated to pay us a termination fee of 500,000 Euros or $627,455.

Net Loss. The net loss was $8,043,253 and $15,442,438 in 2006 and 2005, respectively. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $8,108,414 or $0.12 per share for 2006 as compared to $16,550,479 or $0.32 per share for 2005. The decrease in net loss applicable to common stock is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. The decrease also resulted from the large deemed dividend to preferred shareholders in the second and third quarters of 2005 as discussed in Note 11 of the Consolidated Financial Statements.

Comparison of Results of Operations between the Years Ended December 31, 2005 and 2004

Revenues. We recorded revenues of $2,399,161 during 2005 as compared to $359,369 in 2004. The revenue consisted of $9,702 and $9,519, respectively, in royalties on sales of Befar® in Hong Kong and China received from our Asian licensee and $2,389,459 and $349,850, respectively, of revenue recognized on our Novartis licensing agreement signed in 2005 and research and development agreements with Japanese pharmaceutical companies in 2004.

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

Net Loss applicable to Common Stock. The net loss applicable to common stock was $16,550,479 or $0.32 per share for 2005 as compared to $17,023,648 or $0.39 per share for 2004. The decrease in net loss applicable to common stock is primarily attributable to the revenue recognized in connection with the Novartis licensing agreement offset by the deemed dividend to preferred shareholders in 2005 as discussed in note 11 of the Consolidated Financial Statements.

Quarterly Results

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2006 and 2005. The operating results are not necessarily indicative of results for any future period.

	For the Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total Revenues	$453,947	$533,655	$446,268	$433,057
Loss from Operations	($2,886,199)	($1,628,263)	($1,965,890)	($2,648,623)
Net Loss	($2,906,293)	($1,022,851)	($1,987,835)	($2,126,274)
Basic & Diluted Loss Per Share	$(0.05)	$(0.02)	$(0.03)	$(0.03)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total Revenues	$2,381	$2,329	$2,502	$2,391,949
Loss from Operations	($4,564,913)	($4,325,914)	($3,134,817)	($3,675,629)
Net Loss	($4,624,270)	($4,378,846)	($3,192,347)	($3,246,975)
Basic & Diluted Loss Per Share	$(0.09)	$(0.10)	$(0.07)	$(0.06)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk. The interest rates on our existing debt are fixed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NexMed, Inc.

We have audited the accompanying consolidated balance sheet of NexMed, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexMed, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and expects to incur future losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company changed its method of accounting for “stock-based compensation” in 2006.

/s/ Amper, Politziner & Mattia, PC

March 21, 2007
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NexMed, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statement of operations and comprehensive loss, stockholders' equity, and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of NexMed, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

NexMed, Inc.
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$11,069,133	$2,953,781
Short term investments	1,000,000	500,000
Other receivable	183,700	582,440
Debt issuance cost, net of accumulated amortization of $11,742	27,803	8,035
Prepaid expenses and other current assets	164,898	373,935

Total current assets	12,445,534	4,418,191

Fixed assets, net	7,488,100	8,905,716
Debt issuance cost, net of accumulated amortization of $0 and $11,742	-	8,036

Total assets	$19,933,634	$13,331,943

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$587,750	$690,263
Payroll related liabilities	156,567	1,135,671
Deferred revenue	1,693,917	2,785,801
Deferred compensation - current portion	60,212	55,200
Note payable, net of debt discount of $127,385	1,872,615	-
Convertible notes payable - current portion	3,000,000	3,000,000
Capital lease obligation - current portion	-	233,827
Total current liabilities	7,371,061	7,900,762

Long term liabilities
Convertible notes payable	-	3,000,000
Deferred compensation	1,058,098	1,122,997

Total liabilities	8,429,159	12,023,759

Series C 6% cumulative convertible preferred stock	-	667,830

Commitments and contingincies (Note 16)

Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized,
80,285,905 and 55,699,467 shares issued and outstanding, respectively	80,287	55,700
Additional paid-in capital	137,164,658	118,281,871
Accumulated other comprehensive loss	(9,596)	(9,596)
Accumulated deficit	(125,730,874)	(117,687,621)

Total stockholders' equity	11,504,475	640,354

Total liabilities, convertible preferred stock
and stockholders' equity	$19,933,634	$13,331,943

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2006	2005	2004
Revenue
Royalties	$7,243	$9,702	$9,519
Licensing and research and development fees	1,859,684	2,389,459	349,850

Total revenue	1,866,927	2,399,161	359,369

Costs and expenses
Research and development	5,425,137	11,222,099	10,684,477
General and administrative	5,570,765	6,878,335	6,979,730

Total costs and expenses	10,995,902	18,100,434	17,664,207

Loss from operations	(9,128,975)	(15,701,273)	(17,304,838)

Other income (expense)
Other income	627,455	-	82,271
Interest income	271,730	122,071	85,000
Interest expense	(380,860)	(344,352)	(425,128)

Total other income (expense)	518,325	(222,281)	(257,857)

Loss before benefit from income taxes	(8,610,650)	(15,923,554)	(17,562,695)

Benefit from income taxes	567,397	481,116	539,047

Net loss	(8,043,253)	(15,442,438)	(17,023,648)

Deemed dividend to preferred shareholders
from beneficial conversion feature	(49,897)	(984,715)	-
Preferred dividend	(15,264)	(123,326)	-

Net loss applicable to common stock	(8,108,414)	(16,550,479)	(17,023,648)

Other comprehensive loss
Foreign currency translation adjustments	-	592	(13,671)

Comprehensive loss	$(8,043,253)	$(15,441,846)	$(17,037,319)

Basic and diluted loss per share	$(.12)	$(.32)	$(.39)

Weighted average common shares outstanding
used for basic and diluted loss per share	66,145,807	52,528,345	43,603,546

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

								Accumulated other comprehensive income (loss)
	Common Stock (Shares)	Common Stock (Amount)	Preferred Stock (Shares)	Preferred Stock (Amount)	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Foreign Currency transalation	Unrealized loss on marketable securities	Total Stockholders' Equity
Balance at January 1, 2004	40,123,127	$40,124	-	-	$97,924,314	($85,221,535)	$(19,332)	$3,483	($3,646)	$12,723,408
Issuance of common stock from private placement, net of commission paid	11,011,978	11,012	-	-	14,194,674	-	-	-	-	14,205,686
Issuance of common stock upon exercise of stock options and warrants	200,482	200	-	-	187,472	-	-	-	-	187,672
Issuance of compensatory options and warrants to consultants	-	-	-	-	330,215	-	-	-	-	330,215
Issuance of common stock in payment of interest on convertible notes	130,673	131	-	-	243,202	-	-	-	-	243,333
Issuance of common stock to employees as bonus	101,850	102	-	-	544,427	-	-	-	-	544,529
Issuance of common stock in settlement of lawsuit	118,936	119	-	-	180,664	-	-	-	-	180,783
Amortization of deferred compensation expense	-	-	-	-	-	-	19,332	-	-	19,332
Realized loss on sale of securities	-	-	-	-	-	-	-		3,646	3,646
Cumulative translation adjustment	-	-	-	-	-	-	-	(13,671)	-	(13,671)
Net loss	-	-	-	-	-	(17,023,648)	-	-	-	(17,023,648)

Balance at December 31, 2004	51,687,046	51,688	-	$0	$113,604,968	($102,245,183)	$0	($10,188)	$0	$11,401,285

Issuance of common stock upon exercise of stock options and warrants	578,286	578	-	-	833,848	-	-	-	-	834,426
Issuance of compensatory options and warrants to consultants	-	-	-	-	82,210	-	-	-	-	82,210
Issuance of common stock in payment of interest on convertible notes	218,545	218	-	-	303,948	-	-	-	-	304,166
Amortization of beneficial conversion feature, discount and issuance costs related to preferred stock	-	-	-	-	(1,032,391)	-	-	-	-	(1,032,391)
Issuance of common stock upon conversion of preferred stock, including dividends paid in stock	3,215,590	3,216	-	-	3,497,758	-	-	-	-	3,482,974
Discount on preferred stock, including beneficial conversion features and fair value of detachable warrants	-	-	-	-	1,009,530					1,009,530
Cumulative translation adjustment								592		592
Net loss						(15,442,438)				(15,442,438)

Balance of December 31, 2005	55,699,467	55,700	-	-	118,281,871	(117,687,621)	-	(9,596)	-	640,354

Issuance of common stock upon exercise of stock options and warrants, net	208,095	208	-	-	97,108	-	-	-	-	97,316
Issuance of compensatory options to employees and consultants	-	-	-	-	1,214,403	-	-	-	-	1,214,403
Issuance of common stock in payment of interest on convertible notes	392,467	393	-	-	303,774	-	-	-	-	304,167
Issuance of compensatory stock to the board of directors	197,264	197	-	-	143,804	-	-	-	-	144,001
Issuance of common stock from private placement, net of offering costs	22,664,191	22,664	-	-	16,318,993	-	-	-	-	16,341,657
Issuance of common stock upon conversion of preferred stock, including dividends paid in stock	1,124,421	1,125	-	-	873,875	-	-	-	-	875,000
Amortization of beneficial conversion feature, discount and issuance costs related to preferred stock					(207,170)	-	-	-	-	(207,170)
Discount on Note payable for issuance of warrants					138,000	-	-	-	-	138,000
Net Loss	-	-	-	-	-	(8,043,253)	-	-	-	(8,043,253)

Balance at December 31, 2006	80,285,905	$80,287	-	-	$137,164,658	$(125,730,874)	-	$(9,596)	-	$11,504,475

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(8,043,253)	$(15,442,438)	$(17,023,648)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	842,087	953,051	996,043
Non-cash interest, amortization of debt discount and
deferred financing costs	328,050	315,512	254,682
Non-cash compensation expense	1,358,403	82,210	1,074,859
Net loss on sale of marketable securities	-	-	8,421
Loss on disposal of property and equipment	473,312	16,371	18,982
Changes in assets and liabilities
Decrease (increase) in other receivable	398,740	(582,440)	-
Decrease in prepaid expense and other assets	209,037	1,025,579	82,912
(Decrease) increase in deferred revenue	(1,091,884)	2,785,801	(128,708)
(Decrease) increase in payroll related liabilities	(979,104)	858,011	(995,643)
(Decrease) increase in deferred compensation	(59,889)	610,199	110,000
(Decrease) increase in accounts payable and accrued expenses	(102,513)	(457,577)	374,318
Net cash used in operating activities	(6,667,014)	(9,835,721)	(15,227,782)
Cash flows from investing activities
Proceeds from sale of fixed assets	178,769	-	-
Capital expenditures	(76,553)	(160,694)	(145,809)
Proceeds from collection of note receivable	-	-	48,341
Purchases of short term investments and marketable securities	(6,000,000)	(1,500,000)	(1,897,584)
Proceeds from sale/redemption of certificates of deposits,
marketable securities and short term investments	5,500,000	2,384,000	1,010,079
Net cash (used in) provided by investing activities	(397,784)	723,306	(984,973)
Cash flows from financing activities
Issuance of common stock, net of offering costs	16,341,657	-	14,205,686
Proceeds from exercise of stock options and warrants	97,316	834,426	187,672
Issuance of preferred stock, net of offering costs	-	4,219,969	-
Redemption of preferred stock	-	(92,027)	-
Issuance of notes payable, net of debt issue costs	1,975,000	-	-
Repayment of convertible notes payable	(3,000,000)	-	-
Principal payments on capital lease obligations	(233,823)	(644,049)	(898,861)
Net cash provided by financing activities	15,180,150	4,318,319	13,494,497
Effect of foreign exchange on cash	-	592	(13,671)
Net increase (decrease) in cash and cash equivalents	8,115,352	(4,793,504)	(2,731,929)
Cash and cash equivalents
Beginning of year	2,953,781	7,747,285	10,479,214
End of year	$11,069,133	$2,953,781	$7,747,285

Cash paid for interest	$91,912	$40,185	$120,962

Supplemental disclosure of non-cash investing and financing activities:
Payment of interest in common stock	304,167	304,166	243,333
Conversion of preferred stock to common stock	859,736	3,359,648	-
Preferred stock dividend paid in common stock	15,264	123,326	-
Amortization of debt discount	10,615	-	-
Deemed dividend to preferred shareholders		984,715	-

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

The Company was incorporated in Nevada in 1987. In January 1994, the Company began research and development of a device for the treatment of herpes simplex. The Company, since 1995, has conducted research and development both domestically and abroad on proprietary pharmaceutical products, with the goal of growing through acquisition and development of pharmaceutical products and technology.

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $125,730,874 at December 31, 2006 and expects that it will incur additional losses in the future completing the research, development and commercialization of its technologies. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company’s product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. If the Company is unable to obtain additional financing, operations will need to be discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Marketable securities and short term investments

Marketable securities consist of high quality corporate and government securities, which have original maturities of more than three months, at the date of purchase, and equity investments in publicly-traded companies. The Company classifies all debt securities and equity securities with readily determinable market value as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are carried at fair market value with unrealized gains and losses reported as a separate component of stockholders’ equity. Gross realized losses were $0, $0, and $8,421 for 2006, 2005 and 2004 respectively. For the purpose of determining realized gains and losses, the cost of securities sold was based on specific identification. The Company reviews investments on a quarterly basis for reductions in market value that are other than temporary. When such reductions occur, the cost of the investment is adjusted to its fair value through a charge to other income (expense) in the periods incurred.

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

Long-lived assets

The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. No such impairment losses have been recorded by the Company during 2006, 2005 or 2004.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

Also, licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) (“SAB 104”), an analogy to EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement.

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

At December 31, 2006, 2005 and 2004, outstanding options to purchase 3,613,421, 5,018,880, and 5,215,081 shares of common stock, respectively, with exercise prices ranging from $.55 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. At December 31, 2006, 2005 and 2004, outstanding warrants to purchase 20,031,694, 11,030,550, and 11,436,691 shares of common stock, respectively, with exercise prices ranging from $0.55 to $4.04 have also been excluded from the computation of diluted loss per share as they are antidilutive. Promissory notes convertible into 600,000 shares of common stock in 2006 and 1,200,000 shares of common stock (see Note 6) in 2005 and 2004 have also been excluded from the computation of diluted loss per share, as they are antidilutive. Series C 6% cumulative convertible preferred stock (see Note 11) convertible into 643,382 shares of common stock in 2005 have also been excluded from the computation of diluted loss per share, as it is antidilutive.

NexMed, Inc.
Notes to Consolidated Financial Statements

Accounting for stock based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes expense for all equity awards granted during the year ended December 31, 2006 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

The Company accounts for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instrument That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Any options issued to non-employees are recorded in the consolidated financial statements in deferred expenses in stockholders’ equity using the fair value method and then amortized to expense over the applicable service periods (See Note 8). As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of the Company’s common stock.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the year ended December 31, 2006 is $1,250,403 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the year ended December 31, 2006 of $(0.12) is $0.02 more than if the Company had not adopted SFAS 123R.

NexMed, Inc.
Notes to Consolidated Financial Statements

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for years ended December 31, 2005 and 2004 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

	For the year ended
	2005	2004

Net loss applicable to common stock, as reported	$(16,550,479)	$(17,023,648)
Add: Stock-based compensation expense included
in reported net loss	82,210	355,800
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(1,147,979)	(1,672,545)

Proforma net loss applicable to common stock	$(17,616,248)	$(18,340,393)

Basic and diluted loss per share:
As reported	$(0.32)	$(0.39)
Proforma	$(0.34)	$(0.42)

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations:

Year Ended December 31, 2006
General and administrative	$1,235,603
Research and development	122,800
Stock-based compensation expense	1,358,403

NexMed, Inc.
Notes to Consolidated Financial Statements

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2006 and 2005:

Dividend yield	0.00%
Risk-free yields	4.15 -5.10%
Expected volatility	80%
Expected option life	1 - 6 years
Forfeiture rate	6.41%

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

Additional disclosures required under SFAS 123R are presented in Note 9.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. The Company has evaluated the effect of implementing this SAB and does not expect the adoption to have a material impact on its financial condition and results of operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is in the process of evaluating the impact that the adoption of SFAS 157 will have on its financial position and results of operations.

3.	Licensing and Research and Development Agreements

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million. The Company is recognizing the initial up front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. The entire amount of $183,700 in other receivables in the Consolidated Balance Sheet represents amounts billed during the three months ended December 31, 2006 for the reimbursement of preclinical study costs and patent expenses. Of the $5,708,375 received since September 15, 2005 through December 31, 2006, the Company has recognized licensing revenue in the amount of $1,726,684 for the year ended December 31, 2006, and $4,014,458 to date. The balance of $1,693,917 is recorded as deferred revenue in the Consolidated Balance Sheet and will be recognized over the remaining life of the preclinical studies that will be completed by the Company on or before June 30, 2008.

NexMed, Inc.
Notes to Consolidated Financial Statements

On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 will be recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which is the estimated performance period for Novartis to complete the remaining preclinical studies.

On July 1, 2004, the Company entered into a license, supply and distribution agreement with Schering AG, Germany (“Schering”). This agreement provided Schering with exclusive commercialization rights to Alprox-TD® in approximately 75 countries outside of the U.S. On June 20, 2006, Schering elected to terminate the agreement without cause. Pursuant to the agreement, Schering was obligated to pay the Company a termination fee of 500,000 Euros or approximately $627,000. This amount was received in August 2006 and is recorded as other income in the Consolidated Statements of Operations for the year ended December 31, 2006.

In October 2005, the Company entered into an agreement with a Japanese pharmaceutical company whereby NexMed would provide contract development services for a tape/patch treatment for chronic pain. The Company received $100,000 as a signing payment. In December 2005, the Company ceased all development work on this project. The $100,000 signing payment which was recorded as deferred revenue in the December 31, 2005 Consolidated Balance Sheet was recognized as revenue in 2006 when the Japanese partner agreed to and the Company completed the technology transfer of development work done to date.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

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

4.	Fixed Assets

Fixed assets at December 31, 2006 and 2005 were comprised of the following:

	2006	2005

Land	363,909	363,909
Building	7,317,865	7,425,540
Machinery and equipment	2,642,030	2,640,731
Capital lease - Equipment	-	1,310,815
Computer software	596,605	596,605
Furniture and fixtures	196,027	342,094
Leasehold improvements	-	640,322

	11,116,436	13,320,016

Less: accumulated depreciation	(3,628,336)	(4,414,300)

	$7,488,100	$8,905,716

NexMed, Inc.
Notes to Consolidated Financial Statements

Depreciation and amortization expense was $842,087, $953,051, and $996,043 for 2006, 2005 and 2004 respectively, of which $188,825, $378,789, and $410,833 related to capital leases for the respective years. Accumulated amortization of assets under capital leases was $0, $747,005 and $1,207,027 at December 31, 2006, 2005, and 2004, respectively.

5.	Deferred Compensation

On February 27, 2002, the Company entered in to an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. The monthly deferred compensation payment through May 15, 2021 will be $9,158. As of December 31, 2006 and 2005, the Company has accrued $1,058,098 and $1,178,197 respectively, which is included in deferred compensation, based upon the estimated present value of the vested portion of the obligation.

6.	Convertible Notes Payable

On December 12, 2003, the Company issued convertible notes (the “Notes”) in an aggregate principal amount of $6 million. The Notes are payable in two installments of $3 million on November 30, 2006 and May 31, 2007 and are collateralized by the Company’s facility in East Windsor, New Jersey which has a carrying value of approximately $6.9 million. The Notes were initially convertible into shares of the Company’s common stock at a conversion price initially equal to $6.50 per share (923,077 shares). Pursuant to the terms of the Notes, the conversion price was adjusted on June 14, 2004 to the greater of (i) the volume weighted average price of the Company’s stock over the six-month period ending on such date and (ii) $5.00. Since the volume weighted average price of the Company’s stock during this period was below $5.00, the conversion price was adjusted to $5.00 (1,200,000 shares). Interest accretes on the Notes on a semi-annual basis at a rate of 5% per annum, and the Company may pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a 5% premium to the then average market prices.

In April and October 2006, respectively, the Company issued 164,855 shares and 227,612 shares of its common stock as payment of an aggregate of $304,167 in interest on the Notes. During 2005 and 2004, the Company issued 218,545 and 130,673 of shares of its common stock as payment of interest on the Notes.

On November 30, 2006, the Company paid in cash the $3 million installment due plus accrued interest of $25,417. The remaining $3 million balance plus accrued interest on the Note is payable on May 31, 2007.

For the years ended December 31, 2006 and 2005, the Company recorded amortization of the debt issuance costs of $11,345 in each year.

7.	Note Payable

On November 30, 2006, the Company issued a Note in principal amount of $2 million. The Note is payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor, New Jersey. Interest accretes on the Note on a quarterly basis at a rate of 7.5% per annum provided, however, if the Company has not entered into a contract of sale of the East Windsor property on or prior to May 31, 2007, and the Note has not be repaid by such date, the interest rate will increase to 8.5%.

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company also issued the Note holder a 4-year detachable warrant to purchase 500,000 shares of common stock at an exercise price of $0.5535. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $138,000 to the warrants. The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the Note that is being amortized over the 13-month period ended December 31, 2007.

For the year ended December 31, 2006, the Company recorded $10,615 of amortization related to the Note discount.

8.	Line of Credit

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

In July 2003, GE approved a new credit line, which expired on July 2004 and provided for the financing of up to $1.85 million of equipment. During 2003 and 2004, the Company accessed $738,731 of this credit line. The balance due under this facility was fully paid in the fourth quarter of 2006.

9.	Stock Options and Restricted Stock

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

NexMed, Inc.
Notes to Consolidated Financial Statements

The following table summarizes information about options outstanding at December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value
$ .55 - 1.85	2,879,270	8.56 years	$0.84	$28,462	1,686,747	$0.84	$28,462
2.00 - 3.99	306,950	2.28 years	2.44	-	306,950	2.44	-
4.00 - 5.50	382,801	5.47 years	4.64	-	357,800	4.63	-
7.00 - 8.00	15,000	3.38 years	8.00	-	15,000	8.00	-
12.00 - 16.25	29,400	3.78 years	14.73	-	29,400	14.73	-
	3,613,421		$1.52	$28,462	2,395,897	$1.83	$28,462

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2004	5,414,617	$2.94
Granted	731,150	2.41
Exercised	(192,986)	0.90
Cancelled	(737,700)	3.22
Outstanding at December 31, 2004	5,215,081	$2.91
Granted	400,650	1.03
Exercised	(106,400)	1.08
Cancelled	(490,451)	2.62
Outstanding at December 31, 2005	5,018,880	$2.83
Granted	1,993,750	0.78
Exercised	(354,666)	0.71
Cancelled	(3,044,543)	3.28
Outstanding at December 31, 2006	3,613,421	$1.52	7.64 years	$28,462

Vested or expected to vest at
December 31, 2006	3,381,801	$1.52	7.64 years	$28,462

Exercisable at December 31, 2006	2,395,897	$1.83	6.96 years	$28,462
Exercisable at December 31, 2005	4,443,730	$2.94
Exercisable at December 31, 2004	3,975,628	$2.93

Options available for grant at December 31, 2006	1,833,368

The weighted average grant date fair value of options granted during 2006, 2005 and 2004 was $0.78, $1.03, and $2.46, respectively. The intrinsic value of options exercised during the year ended December 31, 2006 was $108,328.

NexMed, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2006, there was $422,156 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.19 years.

Principal employee based compensation transactions for the year ended December 31, 2006 were as follows:

On September 26, 2006, the Company issued a total of 350,000 shares of restricted stock with a fair value of $217,000 to employees. These shares vested on January 2, 2007 assuming continuous and uninterrupted service with the Company. 344,000 of these shares vested on January 2, 2007. Accordingly, the Company recorded $203,090 in compensation expense in the December 31, 2006 Consolidated Statement of Operations, however the shares will be considered issued on January 2, 2007.

On August 3, 2006, the Company approved a grant of options to employees to purchase at $0.81 per share an aggregate of 480,000 shares of Company Common Stock which vests in two installments, with 240,000 of the stock options vesting on the date that the Company files the New Drug Application (“NDA”) with the FDA for Alprox-TD and 240,000 of the stock options vesting on the date that the NDA is accepted for review by the FDA. As a result of this grant, the Company recorded $102,681 in compensation expense in the December 31, 2006 Consolidated Statement of Operations.

On January 13, 2006, the Board of Directors appointed Richard J. Berman to serve as President and Chief Executive Officer of the Company. In connection with his appointment, the Board of Directors approved a grant of options to Mr. Berman to purchase at $0.73 per share an aggregate of 990,000 shares of Company Common Stock which vest in three installments, with 500,000 of the stock options vesting on January 16, 2006, 245,000 of the stock options vesting on July 31, 2006, and 245,000 of the stock options vesting on January 31, 2007. As a result of this grant, the Company recorded $429,915 in compensation expense in the December 31, 2006 Consolidated Statement of Operations.

On March 7, 2006, the Company approved a grant of options to purchase at $1.05 per share an aggregate of 200,000 shares of the Company's Common Stock to Leonard A. Oppenheim, as compensation for his service as the Lead Director on the Board of Directors. The stock options vest in two equal installments of 100,000 each, with 50% of the stock options vesting immediately and 50% of the stock options vesting on the date of the 2006 Annual Meeting of Stockholders , respectively, assuming continuous and uninterrupted service as Lead Director on the Board of Directors. As a result of this grant, the Company recorded $156,482 in compensation expense in the December 31, 2006 Consolidated Statement of Operations.

On April 28, 2006, the Company approved a grant of 388,571 shares of restricted stock with a fair value of $310,857 to Richard J. Berman, President and CEO. The restricted stock will vest and the restrictions will lapse only if the Company completes a significant business development transaction with a minimum valuation of $5 million and he remains President and CEO through the completion of such transaction. Compensation expense resulting from this grant will be recorded when the Company completes a significant business development transaction as stated above. These shares are considered contingent shares and will not be considered compensatory or outstanding until issued.

On June 5, 2006, the Company approved a grant of options to purchase at $0.67 per share an aggregate of 200,000 shares of the Company's Common Stock to Leonard A. Oppenheim, as compensation for his service as the Chairman of the Board of Directors. The stock options vest in four equal installments of 50,000 each, on September 30, 2006, December 31, 2006, March 31, 2007, and the date of the 2007 Annual Meeting of Stockholders, assuming continuous and uninterrupted service as Chairman of the Board of Directors. As a result of this grant, the Company recorded $57,870 in compensation expense in the December 31, 2006 Consolidated Statement of Operations.

NexMed, Inc.
Notes to Consolidated Financial Statements

On August 3, 2006, the Company approved a grant of options to purchase 60,000 shares of common stock at $0.81 to Arthur Emil as compensation for his services as a member of the Board of Directors. The stock options vest in three equal installments on the date of the Annual Meeting of Stockholders in 2007, 2008 and 2009, respectively, assuming continuous and uninterrupted service with the Company. As a result of this grant, the Company recorded $5,285 in compensation expense in the December 31, 2006 Consolidated Statement of Operations.

10.	Common Stock

Pursuant to a Common Stock and Warrant Purchase Agreement dated December 20, 2006, the Company closed a private placement of its securities and raised over $8.65 million in gross proceeds. The Company sold 13,317,000 shares of its common stock at $0.6501 per share. The investors also received four-year warrants to purchase 5,326,800 shares of common stock, exercisable beginning six months after closing at a price of $0.79 per share. The warrants would be redeemable by the Company at $0.01 per share if the closing sales price of its common stock is above $5 for ten consecutive trading days as reported on the Nasdaq Capital Market or other principal exchange.

On January 23, 2006, the Company closed a private placement of its securities and raised over $8.3 million in gross proceeds. The Company sold 9,347,191 shares of its common stock at $0.89 per share. The investors also received four-year warrants to purchase 3,738,876 shares of common stock, exercisable beginning six months after closing at a price of $1.11 per share. The warrants would be redeemable by the Company at $0.01 per share if the closing sales price of its common stock is above $5 for ten consecutive trading days as reported on the Nasdaq Capital Market or other principal exchange.

11.	Series C 6% Cumulative Convertible Preferred Stock

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock was initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock could be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also had the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and March 31, 2006 and $450,000 plus accrued dividends on June 30, 2006. As a result of the conversions described below, no shares of the Series C Stock remained outstanding as of December 31, 2006.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company has amortized this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For years ended December 31, 2006 and 2005, the Company recorded a deemed dividend to the shareholders of the Series C Stock $12,796 and $196,890, respectively, based on the amortization of the beneficial conversion feature.

For the years ended December 31, 2006 and 2005 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $15,264 and $123,326, respectively, as a dividend to preferred shareholders in the Consolidated Statements of Operations.

During 2005, the Company converted 357.5 shares of the Series C Stock and accrued dividends into 3,215,590 shares of its common stock with an aggregate value of $3,482,974. During the first half of 2006, the Company converted 72 shares of Series C Stock and accrued dividends into 880,308 shares of common stock with a value of $715,388.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of December 31, 2006, no shares of the Series C Stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 was accreted as a deemed dividend to the holders of the Series C Stock at such time conversion became probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the years ended December 31, 2006 and 2005, the Company amortized $37,101 and $151,584, respectively, of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

Under the terms of the Rights Agreement, Dr. Y. Joseph Mo, former CEO,, will be permitted to increase his ownership to up to 25% of the outstanding shares of Common Stock, without becoming an Acquiring Person and triggering a Distribution Date.

On January 16, 2007 the Rights Agreement was amended to exempt Southpoint Master Fund, LP and its affiliates (collectively, “Southpoint”) from becoming an “Acquiring Person” within the meaning of the Rights Agreement, provided that Southpoint’s aggregate beneficial ownership of the Company’s common stock is less than 20% of the shares of common stock then outstanding.

13.	Warrants

A summary of warrant activity is as follows:

	Common	Weighted	Weighted
	Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at January 1, 2004	7,272,261	$2.32
Issued	5,128,496	1.86
Redeemed	(7,500)	1.94
Cancelled	(956,566)	3.67
Outstanding at December 31, 2004	11,436,691	1.91
Issued (Note 11)	1,188,938	1.43
Redeemed	(471,883)	1.53
Cancelled	(1,123,196)	1.99
Outstanding at December 31, 2005	11,030,550	1.83
Issued (Note 7 and 10)	9,565,676	0.90
Redeemed	-	-
Cancelled	(564,532)	1.82
Outstanding at December 31, 2006	20,031,694	$1.33	2.49 yrs
Exercisable at December 31, 2006	14,704,894	$1.53	1.96 yrs

NexMed, Inc.
Notes to Consolidated Financial Statements

14.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $84 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2026 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $2.1 million. Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs. Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change. Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

In 2004, 2005 and 2006, the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program. The Company has approximately $3 million in NJ tax credits left available to sell at December 31, 2006, and was approved to sell $637,525 in 2006, $540,580 in 2005, and $605,671 in 2004. The Company received net proceeds of $567,397, $481,116, and $539,047 in 2006, 2005, and 2004, respectively, as a result of the sale of the tax credits, which has been recognized as received as an income tax  benefit in the Consolidated Statements of Operations. There can be no assurance that this program will continue in future years.

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

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	For the years ended
	December 31,
	2006	2005	2004

Federal statutory tax rate	(35%)	(35%)	(35%)
State taxes, net of federal benefit	(6%)	(6%)	(6%)
Valuation allowance	41%	41%	41%
Sale of state net operating losses	(7.11%)	(3.12%)	(3.16%)

Provision (benefit) for income taxes	(7.11%)	(3.12%)	(3.16%)

For the years ended December 31, 2006, 2005 and 2004, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

NexMed, Inc.
Notes to Consolidated Financial Statements

15.	Restructuring

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

The Company has incurred and expensed $239,572 and $176,071 in 2006 and 2005, respectively, in connection with the reduction in staff related to this restructuring. These costs are included in Research and development expenses in 2006 and General and administrative expenses in 2005 in the Consolidated Statement of Operations and Comprehensive Loss.

The Company paid out $116,834 during the first quarter of 2006 that was accrued in 2005 related to staff reductions in 2005. The remainder was paid out in 2005. The majority of the 2006 restructuring costs were paid during 2006.

In addition, the Company accrued and expensed $902,239 related to the departure of Dr. Mo and Kenneth Anderson in December 2005. These amounts were paid in January and February 2006.

16.	Commitments and Contingencies

The Company is a party to clinical research agreements with commitments by the Company initially totaling approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At December 31, 2006, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2008.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

The Company leased office space and research facilities under operating lease agreements that expired in 2006. The Company also leased equipment from GE Capital under capital leases that expired in 2006 (Note 8). Future minimum payments under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2006:

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

NexMed, Inc.
Notes to Consolidated Financial Statements

Operating

2007	19,848
2008	11,578
2009	-
Total minimum lease payments	$31,426

Total rent expense was $108,993, $485,256, and $484,053 in 2006, 2005, and 2004 respectively.

17.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintains development and business development operations in the United States and Hong Kong.

Geographic information as of December 31, 2006, 2005 and 2004 are as follows:

	For the years ended December 31,
	2006	2005	2004
Net revenues
United States	$758,207	$1,062,550	$216,891
Hong Kong	1,108,720	1,336,611	142,478
	$1,866,927	$2,399,161	$359,369

	December 31,
	2006	2005	2004
Long-lived assets
United States	$7,488,100	$8,905,716	$9,714,450
Hong Kong	-	-	-
	$7,488,100	$8,905,716	$9,714,450

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 14, 2006, the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm.

The reports of PwC on the Company's consolidated financial statements as of and for the fiscal years ended December 31, 2004 and 2005 included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. Other than as set forth above, such reports did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2004 and 2005, and through November 14, 2006, the Company had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused PwC to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years.

During the fiscal years ended December 31, 2004 and 2005, and through November 14, 2006, the Company had no reportable events under Item 304(a)(1)(v) of Regulation S-K.

The Company provided PwC with a copy of the foregoing disclosures. Attached as Exhibit 16.1 hereto to the Compnay's Form 8-K filed with the SEC on November 17, 2006 is a copy of the letter from PwC to the Securities and Exchange Commission, dated November 17, 2006, stating that PwC agreed with such statements.

On November 29, 2006, the Company, with approval of the Audit Committee of the Board of Directors of the Company, engaged Amper, Politziner & Mattia P.C. (“Amper Politziner”) as the Company's new independent registered public accounting firm. During the fiscal years ended December 31, 2004 and 2005, and for the interim period through November 14, 2006, the date the engagement of PwC with the Company ended, neither the Company nor anyone acting on the Company's behalf consulted Amper Politziner regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided by Amper Politziner to the Company that Amper Politziner concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a "disagreement", as that term is described in Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, and the related instructions to Item 304 of Regulation S-K, or a "reportable event", as the term is described in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Other than as set forth below, information called for by Item 10 is set forth under the heading “Election of Directors” and “Committees of the Board” in our 2007 Proxy Statement, which is incorporated herein by reference, and “Executive Officers of the Registrant” of Part I of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation” and “Directors Compensation” in our 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2006, about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,613,421	(1)	$1.52	1,833,368	(2)
Equity compensation plans not approved by security holders
Total	3,613,421		$1.52	1,833,368

(1)
Consists of options outstanding at December 31, 2006 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed, Inc. 2006 Stock Incentive Plan (the "2006 Plan").

(2)	Consists of zero and 1,833,368 shares of common stock that remain available for future issuance, at December 31, 2006, under the Incentive Plan and 2006 Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our 2007 Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by item 14 is set forth under the heading “Principal Accountant Fees and Services” in our 2007 Proxy Statement, which is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the year ended December 31, 2006.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for each of the two years in the period ended December 31, 2005

Schedule II - Valuation and Qualifying Accounts.

SCHEDULE II

NEXMED, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged
	Beginning	Costs and	to		Balance at
Description	of Year	Expenses	Other Accounts	Deductions	End of Year
Year ended December 31, 2006
Valuation allowance - deferred tax asset
	$32,859,672	$3,682,438	—	—	$35,642,110
Year ended December 31, 2005
Valuation allowance - deferred tax asset	$28,520,370	$4,339,302	—	—	$32,859,672

Year ended December 31, 2004
Valuation allowance - deferred tax asset	$23,098,077	$5,422,293	—	—	$28,520,370

All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. Exhibits

EXHIBITS NO.	DESCRIPTION
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

3.4
Certificate of Amendment to the Company’s Articles of Incorporation, dated June 14, 2005. (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006)

3.5
Certificate of Designation of the Company’s Series C 6% Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

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

4.9	Form of Warrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

4.10
Form of Warrant, dated January 23, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

4.11	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

4.12	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

4.13
Amendment No. 1 to Rights Agreement, dated as of January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

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

10.8
Mortgage, Security Agreement and Assignment of Leases and Rents by NexMed (U.S.A.), Inc., a wholly owned subsidiary of the Company, in favor of The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002)

10.9
Investor Rights Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).

10.10
Investor Rights Agreement, dated as of July 2, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 17, 2003).

10.11*
Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.12
Registration Rights Agreement, dated as of December 12, 2003, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.13
Form of 5% Convertible Note due May 31, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.14
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

10.16
Investor Rights Agreement, dated as of June 18, 2004, between the Company and the Purchasers identified on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2004).

10.17*
Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.18*
Form of Stock Option Grant Agreement between the Company and its Directors (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.19
Investor Rights Agreement, dated as of December 17, 2004, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.20
Preferred Stock and Warrant Purchase Agreement, dated as of May 16, 2005, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

10.21
Investor Rights Agreement, dated as of May 16, 2005, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.22+
License Agreement, dated September 13, 2005, between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd.(incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005).

10.23
Common Stock and Warrant Purchase Agreement, dated as of January 23, 2006, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.24
Investor Rights Agreement, dated as of January 23, 2006, between the Company and the Purchasers named therein( (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.25*
Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Vivian H. Liu (incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.26*
Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Mark Westgate (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.27
Common Stock and Warrant Purchase Agreement, dated January 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.28*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.29
Securities Purchase Agreement, dated November 30, 2006, between NexMed, Inc., NexMed (U.S.A.), Inc. and Metronome LPC 1, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

10.30
Senior Secured Note, dated November 30, 2006, in favor of Metronome LPC 1, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

10.31
Common Stock and Warrant Purchase Agreement, dated December 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.32
Registration Rights Agreement, dated December 20, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.33
Amendment, effective as of February 13, 2007, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Amper, Politziner & Mattia P.C., independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•  * Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

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

NEXMED, INC.

Dated: March 26, 2007	By:	/s/ Richard J. Berman
Richard J. Berman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Richard J. Berman	Director, President and Chief Executive Officer	March 26, 2007
RICHARD J. BERMAN

/s/ Mark Westgate	Vice President, Chief Financial Officer and	March 26, 2007
MARK WESTGATE	principal accounting officer

/s/ Leonard A. Oppenheim	Chairman of the Board of Directors	March 26, 2007
LEONARD A. OPPENHEIM

/s/ Arthur D. Emil	Director	March 26, 2007
ARTHUR D. EMIL

/s/ Sami A. Hashim	Director	March 26, 2007
SAMI A. HASHIM

/s/ David S. Tierney, M.D.	Director	March 26, 2007
DAVID S. TIERNEY

/s/ Martin Wade III	Director	March 26, 2007
MARTIN WADE III