Form 10-Q
period 2007-03-31
NEXMED INC
filed 2007-05-10
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 8, 2007, 81,067,352 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	1

	Unaudited Consolidated Statements of Operations for the Three Months Ended March
	31, 2007 and March 31, 2006	2

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March
	31, 2007 and March 31, 2006	3

	Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of
	Operations	14

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signatures		25

Exhibit Index		26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,163,420	$11,069,133
Short term investments	2,500,000	1,000,000
Other receivable	-	183,700
Debt issuance cost, net of accumulated amortization
of $45,357 and $36,752	19,198	27,803
Prepaid expenses and other assets	195,925	164,898
Total current assets	10,878,543	12,445,534

Fixed assets, net	7,316,303	7,488,100

Total assets	$18,194,846	$19,933,634

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$693,613	$587,750
Payroll related liabilities	122,725	156,567
Deferred revenue	1,411,598	1,693,917
Deferred compensation - current portion	60,930	60,212
Convertible notes payable - current portion	3,000,000	3,000,000
Note payable, net of debt discount of $95,538 and $127,385	1,904,462	1,872,615
Total current liabilities	7,193,328	7,371,061

Long Term liabilities:
Deferred compensation	1,016,682	1,058,098
Total Liabilities	8,210,010	8,429,159

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000
shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000
shares authorized, 80,965,829 and 80,285,905 issued
and outstanding, respectively	80,968	80,287
Additional paid-in capital	137,683,647	137,164,658
Accumulated other comprehensive loss	(9,596)	(9,596)
Accumulated deficit	(127,770,183)	(125,730,874)
Total stockholders' equity	9,984,836	11,504,475

Total liabilities and stockholders' equity	$18,194,846	$19,933,634

See notes to consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2007	2006

Royalties and research and development fees	$286,959	$453,947

Operating expenses
General and administrative	1,232,895	1,832,171
Research and development	1,077,883	1,507,975
Total operating expenses	2,310,778	3,340,146

Loss from operations	(2,023,819)	(2,886,199)

Other expense
Interest expense, net	(15,490)	(20,094)
Total other expense	(15,490)	(20,094)

Net loss	(2,039,309)	(2,906,293)

Deemed dividend to preferred shareholders
from beneficial conversion feature	-	(41,704)
Preferred dividend	-	(12,945)

Net loss applicable to common stock	(2,039,309)	(2,960,942)

Other comprehensive income
Foreign currency translation adjustments	-	3

Comprehensive Loss	($2,039,309)	($2,906,290)

Basic and diluted loss per share	$(0.03)	$(0.05)

Weighted average common shares outstanding
used for basic and diluted loss per share	80,803,109	62,812,481

See notes to consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,039,309)	$(2,906,293)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	171,798	234,082
Non-cash interest, amortization of debt discount and
deferred financing costs	68,229	2,836
Non-cash compensation expense	358,313	414,662
Loss on disposal of fixed assets	-	186,381
Decrease in other receivable	183,700	378,667
Increase in prepaid expenses and other assets	(31,027)	(5,615)
Decrease in deferred revenue	(282,319)	(247,971)
Decrease in payroll related liabilities	(33,842)	(852,590)
Decrease in deferred compensation	(40,698)	-
Increase/(decrease) in accounts payable
and accrued expenses	105,863	57,582
Net cash used in operating activities	(1,539,292)	(2,738,259)

Cash flow from investing activities
Capital expenditures	-	(54,068)
Proceeds from sale of fixed assets	-	89,574
Purchase of short term investments	(3,000,000)	(6,000,000)
Proceeds from sale of short term investments	1,500,000	3,500,000
Net cash used in investing activities	(1,500,000)	(2,464,494)

Cash flow from financing activities
Issuance of common stock, net of offering costs	(2,110)	7,747,808
Proceeds from exercise of stock options and warrants	135,689	81,340
Repayment of capital lease obligations	-	(104,395)
Net cash provided by financing activities	133,579	7,724,753

Net increase (decrease) in cash and cash equivalents	(2,905,713)	2,522,000

Effect of foreign exchange on cash and cash equivalents	-	3

Cash and cash equivalents, beginning of period	11,069,133	2,953,781

Cash and cash equivalents, end of period	$8,163,420	$5,475,784

See notes to consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006.

The Company has an accumulated deficit of $127,770,183 at March 31, 2007 and the Company expects to incur additional losses during the remainder of 2007. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management plans to obtain additional financing through additional partnering agreements for its products under development using the NexACT® technology. If the Company is successful in entering into such additional partnering agreements, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes" ("FIN48"). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. The required adoption of FIN 48 as of January 1, 2007 had no material impact on the Company's consolidated financial statements.

2.  ACCOUNTING FOR STOCK BASED COMPENSATION

During December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (the "Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (the "Recognition Plan”). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan. A total of 3,000,000 shares were set aside for the plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $0.55 to $16.25. The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at March 31, 2007 (unaudited):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$.55 - 1.85	2,824,390	8.33 years	$0.85	$885,853	1,940,067	$0.84	$607,910
2.00 - 3.99	143,750	3.87 years	2.83	-	143,750	2.83	-
4.00 - 5.50	375,301	5.26 years	4.65	-	355,301	4.63	-
7.00 - 8.00	15,000	3.14 years	8.00	-	15,000	8.00	-
12.00 - 16.25	14,400	3.47 years	13.15	-	14,400	13.15	-

	3,372,841		$1.44	$885,853	2,468,518	$1.61	$607,910

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006 includes expense for all equity awards granted during the three months ended March 31, 2007 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 is $298,313 and $378,662 more, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended March 31, 2007 and March 31, 2006 is $0.004 and $0.01 more, respectively, than if the Company had not adopted SFAS 123R.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

General and administrative	$273,347	$374,519
Research and development	24,966	4,143

Stock-based compensation expense	298,313	378,662

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The Company accounts for stock and stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Any stock or stock options issued to non-employees are recorded in the consolidated financial statements in deferred expenses in stockholders' equity using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of the Company's common stock.

During the three months ended March 31, 2007, the Company issued 60,000 shares of its common stock in payment for services rendered by a consultant. Accordingly, the Company recorded $60,000 to general and administrative expenses in the Statement of Operations based on the fair value of its common stock on the date of issuance.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three months ended March 31, 2007 and 2006:

Dividend yield	0.00%
Risk-free interest rate	4.15% - 4.47%
Expected volatility	80% - 105%
Expected term	6 years

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

           Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of SFAS 123R to nonvested equity awards was not significant. The Company’s current forfeiture rate is 6.41%.

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of March 31, 2007, and related transactions for the three months then ended (unaudited):

		Weighted	Weighted Average	Total
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2006	3,613,421
Granted	12,100	$0.85
Exercised	(28,480)	$0.55
Cancelled	(224,200)	$2.91

Outstanding at March 31, 2007	3,372,841	$1.44	7.76 years	$885,853

Vested or expected to vest at
March 31, 2007	3,156,642	$1.44	7.76 years	$885,853

Exercisable at March 31, 2007	2,468,518	$1.61	7.43 years	$607,910

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and March 31, 2006 was $0.85 and $0.78, respectively. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $8,529 and $99,400, respectively. Cash received from option exercises for the three months ended March 31, 2007 and March 31, 2006, was $15,664 and $81,340, respectively.

On January 24, 2007, the Company issued awards of restricted shares of the Company’s common stock to Richard Berman, Chief Executive Officer, Vivian Liu, Chief Operating Officer, and Mark Westgate, Chief Financial Officer. Mr. Berman’s award of 60,000 shares vests in four equal installments on March 31, June 30, September 30, and December 31, 2007, assuming continuous and uninterrupted service as Chief Executive Officer of the Company. Ms. Liu and Mr. Westgate received awards of 150,000 and 75,000 shares, respectively. Ms. Liu's and Mr. Westgate’s awards vest in three equal installments on December 31, 2007, 2008 and 2009, assuming continuous and uninterrupted service with the Company.

Also on January 24, 2007, the Company issued awards of shares of the Company’s common stock to Board members Leonard Oppenheim, Martin Wade and Arthur Emil for their services. Mr. Oppenheim received an award of 25,000 shares for his service as Chairman of the Board of Directors. Mr. Wade received an award of 10,000 shares for his service as Chairman of the Audit Committee and Compensation Committee of the Board of Directors. Mr. Emil received an award of 5,000 shares for his service as Chairman of the Corporate Governance/Nominating Committee of the Board of Directors.

The Company appointed Dr. David S. Tierney to the Board of Directors on January 24, 2007. In connection with his appointment to the Board, the Company issued an award of restricted shares of the Company’s common stock as compensation for his services as a member of the Board of Directors. The restricted stock award of 30,000 shares vests in three equal installments on February 1, 2007 and on the dates of the Annual Meeting of Stockholders in 2007 and 2008, assuming continuous and uninterrupted service with the Company.

As of March 31, 2007, there was $493,593 of total unrecognized compensation cost related to non-vested stock and stock options. That cost is expected to be recognized over a weighted-average period of 1.47 years.

3. LOSS PER SHARE

At March 31, 2007 and 2006, respectively, options to acquire 3,372,841 and 3,077,595 shares of common stock with exercise prices ranging from $0.55 to $16.25 per share, convertible securities convertible into 600,000 and 1,200,000 shares of common stock at a conversion price of $5.00, and warrants to acquire 20,022,527 and 14,769,426 shares of common stock with exercise prices ranging from $0.55 to $3.00 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Earnings per share for the three months ended March 31, 2007 and 2006 was calculated as follows (net loss applicable to common stock / weighted average common shares outstanding):

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006

Net loss applicable to common stock	($2,039,309)	($2,960,942)
Weighted average common shares outstanding
used for basic and diluted loss per share	80,803,109	62,812,481

Basic and diluted loss per common share	$(0.03)	$(0.05)

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

In April 2007, the Company issued 59,576 shares of its common stock as payment of an aggregate of $75,833 in interest on the Notes.

5. NOTE PAYABLE

On November 30, 2006, the Company issued a Note in principal amount of $2 million. The Note is payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor, New Jersey. Interest accretes on the Note on a quarterly basis at a rate of 7.5% per annum provided, however, if the Company has not entered into a contract of sale of the East Windsor property on or prior to May 31, 2007, and the Note has not been repaid by such date, the interest rate will increase to 8.5%.

The Company also issued the Note holder a 4-year detachable warrant to purchase 500,000 shares of common stock at an exercise price of $0.5535. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $138,000 to the warrants. The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the Note that is being amortized over the 13-month period ending December 31, 2007.

On February 28, 2007, the Company issued 28,809 shares of its common stock as payment of an aggregate of $25,000 in interest on the Note

6. DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation will be payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. The monthly deferred compensation payment through May 15, 2021 will be $9,158. The first payment of $64,106 was made on June 30, 2006 representing the first seven months of payments due under the agreement. As of March 31, 2007 the Company has accrued $1,077,612, which is included in deferred compensation, based upon the estimated present value of the obligation.

7. SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock was initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock could be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also had the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and September 30, 2006 and $450,000 plus accrued dividends on September 30, 2006. As a result of the conversions described below, no shares of the Series C Stock remained outstanding as of March 31, 2007.

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company has amortized this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the three months ended March 31, 2007 and 2006, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $0 and $11,175, respectively, based on the amortization of the beneficial conversion feature.

For the three months ended March 31, 2007 and 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $0 and $12,945, respectively, as a dividend to preferred shareholders in the Consolidated Statements of Operations.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of March 31, 2007, no shares of the Series C Stock remained outstanding.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 was accreted as a deemed dividend to the holders of the Series C Stock at such time conversion became probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the three months ended March 31, 2007 and 2006, the Company amortized $0 and $30,529, respectively of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

8. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

9.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements in connection with a one-year open-label study for Alprox-TD® with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At March 31, 2007, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2007.

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

On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 is being recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which is the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the three month period ended March 31, 2007, the Company recognized licensing revenue of $282,319 related to the Novartis agreement.

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

The Company has incurred and expensed $0 and $178,459 in the first quarter of 2007 and 2006, respectively, in connection with a reduction in staff initiated during the first quarter of 2006 related to this restructuring. $171,993 of these costs are included in research and development expenses in the Consolidated Statement of Operations for the three months ended March 31, 2006.

The Company paid out $116,834 in the first quarter of 2006 that was accrued in 2005 related to staff reductions in 2005.

There were no payments made during the first quarter of 2007 related to restructuring.

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

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we are eligible to receive royalties based upon the level of sales achieved. On January 31, 2007, we announced that Novartis, had commenced dosing of patients in the Phase 3 clinical trials for NM100060. The Phase 3 program for NM100060 consists of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel group studies are designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients will participate in the two studies, which will take place in the U.S., Europe, Canada and Iceland. The Phase 3 program is expected to be competed in mid-2008.

In March 2007, Novartis commenced a comparator study in ten European countries. Over 900 patients with mild to moderate onychomycosis will participate in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus amorolfine 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe.

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

We are pursuing a new regulatory strategy for Alprox-TD® which includes the filing of the New Drug Application (“NDA”) in the United States, New Drug Submission in Canada, and Marketing Authorization Application (“MAA”) in Europe during first half of 2007. With input from independent regulatory consultants and legal counsel, we believe the safety data of Alprox-TD® based on our clinical database of over 3,000 patients is sufficient for filing the NDA and, therefore, we do not need to conduct a12-month open-label study indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance. We believe our strategy is aggressive but has a reasonable likelihood of success, and we anticipate that the cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe will be approximately $1.9 million. However, we cannot be certain that our applications with the appropriate regulatory authorities will be accepted for filing, and it is also possible that even if our applications have been accepted, we may not be successful in convincing the regulatory authorities to accept our position.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the safety data on Alprox-TD® that we have compiled to date is sufficient for the New Drug Submission application (“NDS”) to be filed and accepted for review in Canada. As such, the lack of a completed 12-month open label safety study will not preclude Health Canada from accepting and reviewing our NDS in Canada.

Further, on April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare products Regulatory Agency (“MHRA”), also informed us that the safety data on Alprox-TD® that we have compiled to date is sufficient for the MAA to be filed and accepted for review in the United Kingdom. As such, the lack of a completed 12-month open label safety study will not preclude MHRA from accepting and reviewing our MAA in the United Kingdom.

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

Patents.

We have thirteen U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty, corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

The following table identifies our thirteen U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development, and the year of expiration for each patent. In addition, we have over 200 International patents and U.S. and International patent applications pending.

Patent Name	Expiration Date

Biodegradable Absorption Enhancers	2008
Biodegradable Absorption Enhancers	2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2017
Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Prostaglandin Compositions & Methods of Treatment for Male Erectile Dysfunction	2017
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino) *	2019
Topical Compositions Containing Prostaglandin E1	2019
CIP: Topical Compositions Containing Prostaglandin E1	2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
CIP: Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
Topical Stabilized Prostaglandin E Compound Dosage Forms	2023

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

Our failure to obtain requisite governmental approvals in a timely manner, or at all, will delay or preclude us from licensing or marketing our products or limit the commercial use of our products, which could adversely affect our business, financial condition and results of operations.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2007, we had an accumulated deficit of $127,770,183. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

At March 31, 2007 we had cash and cash equivalents and short term investments of approximately $10.7 million as compared to $12.1 million at December 31, 2006. Our net decrease in cash in the first quarter of 2007 is the result of our average fixed monthly overhead costs of approximately $450,000 per month. We project that our cash reserves of $10.1 million as of the date of this report are sufficient to sustain our operations through approximately the end of 2007 if we are unable to renegotiate our $5 million of notes due in 2007 to be able to postpone repayment or repay amounts in equity rather than cash. However, we believe that we will be able to either renegotiate the notes, sell our facility in East Windsor, NJ or rely on expected milestone payments from our Novartis licensing agreement to fund the repayment of the notes. If we are able to achieve any one of the aforementioned objectives then we project that our cash reserves of $10.1 million as of the date of this report are sufficient to sustain our operations for approximately 19 months at the current burn rate of approximately $450,000 per month for fixed monthly overhead costs and an anticipated $1.5 million in expenditures during 2007 required to prepare all of the relevant dossiers and assemble the regulatory approval applications for Alprox-TD® in the U.S., Canada and Europe in the first half of 2007. There is no assurance that we will be able to renegotiate our notes on terms acceptable to us, if at all. Further, there is no assurance that milestone payments from our Novartis licensing agreement will be earned or that we will be able to sell our facility in East Windsor, NJ.

At March 31, 2007 we had an other receivable of $0 as compared to $183,700 at December 31, 2006. The other receivable consists of amounts billed to Novartis in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs for completion of preclinical studies that we had begun prior to the signing of the agreement. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, we did not bill Novartis for any preclinical reimbursement costs in the first quarter of 2007 and will not be billing Novartis in any future periods.

For the three months ended March 31, 2007 we incurred no loss on disposal of fixed assets as compared to $186,381 in 2006. The decrease in loss on disposal of fixed assets resulted from the consolidation of our operations in 2006 into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. In consolidating our facilities and reducing staff in 2006 we determined that we had excess laboratory equipment. We wrote off obsolete equipment and sold many pieces of equipment.

To date, we have spent approximately $69.1 million on the Alprox-TD® development program, and anticipate that the remaining cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe in 2007 will be approximately $1.5 million. We estimate that an additional $5-7 million will need to be spent on scale-up manufacturing costs prior to commerialization.  We intend to rely on future commercialization partners for Alprox-TD® to assume those expenses along with any additional expenditure that may be required for the period between regulatory submission of Alprox-TD® and its commercialization. Since we cannot predict the actions of the regulatory agencies, the level of other research and development activities we may be engaged in, and our ability to enter into additional partnering agreements, we cannot accurately predict the expenditure required for the period between regulatory submission of Alprox-TD® and its commercialization.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. Other than the following, there have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 26, 2007.

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

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes" ("FIN48"). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. The required adoption of FIN 48 as of January 1, 2007 had no material impact on our consolidated financial statements.

Comparison of Results of Operations Between the Three Months Ended March 31 of 2007 and of 2006.

Royalties and research and development fee revenue. We recorded $286,959 in revenue during the first quarter of 2007, as compared to $453,947 in revenue during the first quarter of 2006. The revenue consisted of $1,200 and $2,203 in 2007 and 2006, respectively, in royalties on sales of Befar® received from our Asian licensee and $285,759 and $451,744, respectively, of revenue on our Novartis licensing agreement. The decrease in revenue in 2007 is primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 10 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in the first quarter of 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

   General and Administrative Expenses. Our general and administrative expenses decreased to $1,232,895 during the first quarter of 2007 as compared to $1,832,171 during the same period in 2006. The decrease is primarily due to a decrease in overhead including rent and utilities of approximately $118,000 as a result of the completion of our consolidation of facilities in April 2006. Additionally in the first quarter 2006 we recognized a loss on the disposal of equipment of approximately $190,000 as a result of the consolidation of our operations. We also had a decrease in general and administrative salaries of approximately $45,000 as a result of our restructuring program initially implemented in December 2005 and completed in March 2006. There was also a decrease in legal expenses of $48,000 due to our incurring additional legal expenses in 2006 related to our restructuring program and also our adopting a new stock option plan in 2006 whereas we had no such expenses in 2007. We had a decrease in legal fees related to patents of approximately $99,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products. There was also a decrease in compensation expense of approximately $137,000 due to increased number of stock options issued to Richard Berman and Leonard Oppenheim who were appointed as Chief Executive Officer and Lead Director, respectively, in the first quarter of 2006.

Research and Development Expenses. Our research and development expenses for the first quarter of 2007 and 2006 were $1,077,883 and $1,507,975, respectively. Research and development expenses in the first quarter of 2007 included approximately $5,600 attributable to NM100060, $335,000 attributable to Alprox-TD® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $194,000 for NM100060 and $141,000 for Alprox-TD® during the same period in 2006. Research and development expenses related to NM100060 have decreased significantly in 2007, as we are no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis. While our total direct project expenses to third parties has remained consistent, our research and development salaries have decreased approximately $378,000 in the first quarter of 2007 as a result of our restructuring program initially implemented in December 2005 and completed in March 2006. Additionally, rent and utility expenses directly related to research and development decreased approximately $50,000 in 2007 as a result of the completion of our consolidation of facilities in April 2006.

Interest Expense, Net. We had interest expense net of interest income of $15,490 during the first quarter of 2007, as compared to $20,094 during the same period in 2006. The decrease is due to a decrease in interest expense related to our capital leases with GE Capital. Our capital leases were paid in full in 2006 and we no longer incurred interest expense in 2007 related to these capital leases.

Net Loss. The net loss was $2,039,309 and $2,906,293 in the first quarter of 2007 and 2006, respectively. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 and completed in April 2006 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $2,039,309 or $0.03 per share for first quarter of 2007 as compared to $2,960,942 or $0.05 per share for 2006. The decrease is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. The decrease also resulted from the deemed dividend to preferred shareholders in 2006 as discussed in Note 7 to the Consolidated Financial Statements.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2007, the Company issued 28,809 shares of common stock to the holder of the $2 million Notes in payment of accrued interest for the two month period ended January 31, 2007 of $25,000. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

On April 1, 2007, the Company issued 59,576 shares of common stock to the holders of the Convertible Notes in payment of accrued interest for the six month period ended March 31, 2007 of $75,833. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

NEXMED, INC.

Date: May 10, 2007	/s/ Mark Westgate
Mark Westgate Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.