Form 10-Q
period 2007-06-30
NEXMED INC
filed 2007-08-14
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 8, 2007, 82,715,732 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,080,303	$11,069,133
Short term investments	2,500,000	1,000,000
Other receivable	-	183,700
Debt issuance cost, net of accumulated amortization of $53,017 and $36,752	11,538	27,803
Prepaid expenses and other assets	283,000	164,898
Total current assets	5,874,841	12,445,534

Fixed assets, net	7,195,657	7,488,100
Total assets	$13,070,498	$19,933,634

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$513,359	$587,750
Deferred revenue	1,129,278	1,693,917
Payroll related liabilities	63,929	156,567
Deferred compensation - current portion	63,888	60,212
Convertible notes payable - current portion	-	3,000,000
Note payable, net of debt discount of $63,692 and $127,385	1,936,308	1,872,615
Total current liabilities	3,706,762	7,371,061

Long Term liabilities:
Deferred compensation	1,013,724	1,058,098
Total Liabilities	4,720,486	8,429,159

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 82,659,214 and 80,285,905 and outstanding, respectively	82,661	80,287
Additional paid-in capital	138,038,151	137,164,658
Accumulated other comprehensive loss	(9,596)	(9,596)
Accumulated deficit	(129,761,204)	(125,730,874)
Total stockholders' equity	8,350,012	11,504,475

Total liabilities and stockholder's equity	$13,070,498	$19,933,634

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

Revenues, principally research and development fees	$283,417	$533,655	$570,376	$987,602

Operating expenses
General and administrative	1,143,930	1,076,417	2,376,825	2,908,588
Research and development	1,114,715	1,085,501	2,192,598	2,593,476
Total operating expenses	2,258,645	2,161,918	4,569,423	5,502,064

Loss from operations	(1,975,228)	(1,628,263)	(3,999,047)	(4,514,462)

Other Income (expense)
Interest expense, net	(15,793)	(22,043)	(31,283)	(42,137)
Other income	-	627,455	-	627,455
Total Other income (expense)	(15,793)	605,412	(31,283)	585,318

Net loss	$(1,991,021)	$(1,022,851)	$(4,030,330)	$(3,929,144)

Deemed dividend to preferred shareholders from beneficial conversion feature	0	(8,193)	0	(49,897)
Preferred dividend	0	(2,319)	0	(15,264)

Net loss applicable to common stock	$(1,991,021)	$(1,033,363)	$(4,030,330)	$(3,994,305)

Other comprehensive income (loss)
Foreign currency translation adjustments	-	-	-	3
Total other comprehensive income	-	-	-	3

Comprehensive loss	$(1,991,021)	$(1,022,851)	$(4,030,330)	$(3,929,141)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average common shares outstanding used for basic and diluted loss per share	81,606,401	66,350,874	81,206,974	64,591,452

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2007	2006
Cash flows from operating activities
Net loss	$(4,030,330)	$(3,929,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	341,632	448,497
Non-cash interest, amortization of debt discount and deferred financing costs	225,335	157,339
Non-cash compensation expense	568,408	691,567
Loss on disposal of fixed assets	-	222,798
Decrease (increase) in other receivable	183,700	(228,715)
(Increase) decrease in prepaid expenses and other assets	(118,102)	26,143
Decrease in accounts payable and accrued expenses	(74,392)	(138,373)
Decrease in payroll related liabilities	(92,638)	(1,076,503)
Decrease in deferred compensation	(40,698)	(31,882)
Decrease in deferred revenue	(564,639)	(595,942)
Net cash used in operating activities	(3,601,724)	(4,454,215)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	89,574
Capital expenditures	(49,188)	(70,078)
Purchase of marketable securities and short term investments	(3,000,000)	(6,000,000)
Proceeds from sale of marketable securities and short term investments	1,500,000	4,500,000
Net cash used in investing activities	(1,549,188)	(1,480,504)

Cash flows from financing activities
Issuance of common stock, net of offering
costs of $2,110 in 2007 and $571,193 in 2006	(2,110)	7,747,808
Proceeds from exercise of stock options and warrants	164,192	97,317
Repayment of capital lease obligations	-	(171,324)
Repayment of convertible notes payable	(3,000,000)	-
Net cash (used in) provided by financing activities	(2,837,918)	7,673,801

Net (decrease) increase in cash and cash equivalents	(7,988,830)	1,739,082

Effect of foreign exchange on cash and cash equivalents	-	3

Cash and cash equivalents, beginning of period	$11,069,133	$2,953,781

Cash and cash equivalents, end of period	$3,080,303	$4,692,866

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006.

The Company has an accumulated deficit of $129,761,204 at June 30, 2007 and the Company expects to incur additional losses during the remainder of 2007. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management plans to obtain additional financing through additional partnering agreements for its products under development using the NexACT® technology. If the Company is successful in entering into such additional partnering agreements, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes" ("FIN48"). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. The required adoption of FIN 48 as of January 1, 2007 had no material impact on the Company's consolidated financial statements.  The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The following table summarizes information about options outstanding at June 30, 2007 (unaudited):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$.55 - 1.85	2,874,390	7.95 years	$0.86	$2,770,255	2,365,364	$0.86	$2,265,157
2.00 - 3.99	139,250	3.59 years	2.83	-	139,250	2.83	-
4.00 - 5.50	374,301	5.02 years	4.65	-	374,301	4.65	-
7.00 - 8.00	15,000	2.89 years	8.00	-	15,000	8.00	-
12.00 - 16.25	6,900	3.27 years	14.40	-	6,900	14.40	-

	3,409,841		$1.41	$2,770,255	2,900,815	$1.51	$2,265,157

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2007 and June 30, 2006 includes expense for all equity awards granted during the three and six months ended June 30, 2007 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 30, 2006 is more by $210,095, $508,408 and $240,905, $691,567, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three and six months ended June 30, 2007 and June 30, 2006 is more by $0.003, $0.006 and $0.004, $0.01 , respectively, than if the Company had not adopted SFAS 123R.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006

General and administrative	$204,008	$266,518	$477,355	$677,037
Research and development	6,087	10,387	31,053	14,530

Stock-based compensation expense	$210,095	$276,905	$508,408	$691,567

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The Company accounts for stock and stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Any stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of the Company's common stock.

During the six months ended June 30, 2007, the Company issued 60,000 shares of its common stock in payment for services rendered by a consultant. Accordingly, the Company recorded $60,000 to general and administrative expenses in the Statement of Operations based on the fair value of its common stock on the date of issuance.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and six months ended June 30, 2007 and 2006:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of June 30, 2007, and related transactions for the six months then ended (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Total Aggregate Intrinsic Value

Outstanding at December 31, 2006	3,663,421
Granted	12,100	$0.85
Exercised	(28,480)	$0.55
Forfeited	(237,200)	$2.06

Outstanding at June 30, 2007	3,409,841	$1.41	7.42 years	$2,770,255

Vested or expected to vest at June 30, 2007	3,191,270	$1.41	7.42 years	$2,592,682

Exercisable at June 30, 2007	2,900,815	$1.51	7.24 years	$2,265,157

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and June 30, 2006 was $0.85 and $0.77, respectively. The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $8,529 and $108,328, respectively. Cash received from option exercises for the six months ended June 30, 2007 and June 30, 2006, was $15,664 and $97,317, respectively.

On January 24, 2007, the Company issued awards of restricted shares of the Company’s common stock to Richard Berman, Chief Executive Officer, Vivian Liu, Chief Operating Officer, and Mark Westgate, Chief Financial Officer. Mr. Berman’s award of 60,000 shares vests in four equal installments on March 31, June 30, September 30, and December 31, 2007, assuming continuous and uninterrupted service as Chief Executive Officer of the Company. Mr. Berman’s 30,000 unvested shares at June 30, 2007 were cancelled upon his resignation as CEO and the appointment of Ms. Liu to the position of CEO. Ms. Liu and Mr. Westgate received awards of 150,000 and 75,000 shares, respectively. Ms. Liu and Mr. Westgate’s awards vest in three equal installments on December 31, 2007, 2008 and 2009, assuming continuous and uninterrupted service with the Company.

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

Additionally, on April 1 and June 28, 2007, the Company issued awards of shares of the Company’s common stock to each independent director as compensation for their services during the quarters ended March 31 and June 30, 2007. Each independent director received 10,227 shares of common stock on April 1 and June 28, 2007.

The Company appointed Dr. David S. Tierney to the Board of Directors on January 24, 2007. In connection with his appointment to the Board, the Company issued an award of restricted shares of the Company’s common stock as compensation for his services as a member of the Board of Directors. The restricted stock award of 30,000 shares vests in three equal installments on February 1, 2007 and on the dates of the Annual Meeting of Stockholders in 2007 and 2008 assuming continuous and uninterrupted service with the Company.

As of June 30, 2007, there was $333,544 of total unrecognized compensation cost related to non-vested stock and stock options. That cost is expected to be recognized over a weighted-average period of 1.38 years.

3. WARRANTS

A summary of warrant activity for the six month period ended June 30, 2007 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at December 31, 2006	20,125,027	$1.33	2.49 yrs
Issued	-	-
Exercised	(2,790,495)	$1.83
Cancelled	(4,323,746)	$1.30
Outstanding at June 30, 2007	13,010,786	$1.34	2.62 yrs

Exercisable at June 30, 2007	13,010,786	$1.34	2.62 yrs

Cash received from warrant exercises for the six months ended June 30, 2007 and June 30, 2006, was $148,528 and $0, respectively. Additionally, 2,663,400 warrants were exercised during the six months ended June 30, 2007 under the cashless exercise provisions of the applicable warrant agreement. As such, 1,512,368 net shares were issued to the warrant holder upon the cashless exercise.

4. LOSS PER SHARE

At June 30, 2007 and 2006, respectively, options to acquire 3,409,841 and 3,183,745 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, warrants to acquire 13,010,786 and 14,304,894 shares of common stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into zero and 1,200,000 shares of common stock in 2007 and 2006, respectively, at a conversion price of $5.00 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Loss per share for the three and six months ended June 30, 2007 and 2006 was calculated as follows (net loss applicable to common stock / weighted average common shares outstanding):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Net loss applicable to common stock	($1,991,021)	($1,033,363)	($4,030,330)	($3,994,305)
Weighted average common shares outstanding used for basic and diluted loss per share	81,606,401	66,350,874	81,206,974	64,591,452

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

5. CONVERTIBLE NOTES PAYABLE

On December 12, 2003, the Company issued convertible notes (the “Notes”) in an aggregate principal amount of $6 million. The Notes were payable in two installments of $3 million on November 30, 2006 and May 31, 2007 and were collateralized by the Company’s facility in East Windsor, New Jersey. The Notes were initially convertible into shares of the Company’s common stock at a conversion price equal to $6.50 per share (923,077 shares). Pursuant to the terms of the Notes, the conversion price was adjusted on June 14, 2004 to the greater of (i) the volume weighted average price of the Company’s stock over the six-month period ending on such date and (ii) $5.00. Since the volume weighted average price of the Company’s stock during this period was below $5.00, the conversion price was adjusted to $5.00 (1,200,000 shares). Interest accreted on the Notes on a semi-annual basis at a rate of 5% per annum, and the Company could pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a 5% premium to the then average market prices.

On November 30, 2006, the Company paid in cash the $3 million installment due plus accrued interest of $25,417.

In April 2007, the Company issued 59,576 shares of its common stock as payment of an aggregate of $75,833 in interest on the Notes.

On May 31, 2007, the Company paid in cash the remaining $3 million balance due plus accrued interest of $25,417. As of June 30, 2007, there was no remaining balance due to the holders of the Notes.

6. NOTE PAYABLE

On November 30, 2006, the Company issued a Note in a principal amount of $2 million. The Note is payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor. Interest accretes on the Note on a quarterly basis at a rate of 7.5% per annum provided, however, if the Company has not entered into a contract of sale of the East Windsor property on or prior to May 31, 2007, and the Note has not been repaid by such date, the interest rate will increase to 8.5%. As such, on May 31, 2007, the interest rate increased to 8.5%.

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

On February 28, 2007, the Company issued 28,809 shares of its common stock as payment of an aggregate of $25,000 in interest on the Note.

On May 1, 2007, the Company issued 30,711 shares of its common stock as payment of an aggregate of $37,500 in interest on the Note.

7. DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that has a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. The monthly deferred compensation payment through May 15, 2021 will be $9,158. The first payment of $64,106 was made on June 30, 2006 representing the first seven months of payments due under the agreement. As of June 30, 2007 the Company has accrued $1,077,612 which is included in deferred compensation, based upon the estimated present value of the obligation.

8. SERIES C 6% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock (the “Series C Stock”) and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock was initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock could be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36. The Company also had the right to force conversion of the Series C Stock, under certain circumstances, at the initial conversion value. Under the terms of the certificate of designation of the Series C Stock, the Company agreed to redeem at the liquidation preference per share or convert the Series C Stock on a quarterly basis, subject, in each case, to reduction by previously converted shares of Series C Stock, as follows: $2 million plus accrued dividends on September 30, 2005, $1 million plus accrued dividends each on December 31, 2005 and September 30, 2006 and $450,000 plus accrued dividends on September 30, 2006.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of June 30, 2007, no shares of the Series C Stock remained outstanding.

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company has amortized this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the three and six months ended June 30, 2006, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $1,621 and $12,796, respectively based on the amortization of the beneficial conversion feature.

For the three and six months ended June 30, 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $2,319 and $15,624, respectively as a dividend to preferred shareholders in the Consolidated Statements of Operations.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 was accreted as a deemed dividend to the holders of the Series C Stock at such time conversion became probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the three and six months ended June 30, 2006, the Company amortized $6,572 and $37,101, respectively of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

9. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has estimated that it will not be able to realize any benefit from its temporary differences between book income and taxable income and has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

10.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements in connection with a one-year open-label study for Alprox-TD® with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At June 30, 2007, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2007.

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

On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 is being recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which is the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the three and six month period ended June 30, 2007, the Company recognized licensing revenue of $282,319 and $564,368, respectively, related to the Novartis agreement.

12. SUBSEQUENT EVENT

On August 13, 2007 (the “Effective Date”), the Company entered into an agreement of sale (the “Agreement”) for the sale of the Company’s real property along with some tangible personal property (the “Property”). The Property constitutes the Company’s headquarters, and contains its office, lab, and warehouse facilities, and its manufacturing, office and lab equipment.

Pursuant to the Agreement, the buyer will purchase from the Company fee simple absolute title to real property and tangible personal property, including a tract of land and accompanying buildings. The total consideration to be paid pursuant to the Agreement is $5,800,000 (the “Purchase Price”). Under the terms of the Agreement, the Company and the buyer agreed that $290,000 of the Purchase Price will be deposited in escrow within two days of the Effective Date, and the balance of the Purchase Price will be paid at the close of the transaction (the “Closing”). The transaction is subject to a sixty day due diligence period (the “Due Diligence Period”) commencing on the Effective Date and closing is anticipated to occur thirty days after the expiration of the Due Diligence Period. The Company is required to comply with the New Jersey Industrial Site Recovery Act (“ISRA”) during the Due Diligence Period. The Company’s compliance with ISRA may require environmental investigation and/or remediation as well as all of the related costs thereof. The Company has also agreed to indemnify the buyer and related parties against any environmental conditions caused by the Company or that occurred during the time the Company owned the Property and that may occur while the Company leases the Property from buyer.

At Closing (the “Commencement Date”), the Company and the buyer will enter into a separate facility lease (the “Lease”) pursuant to which the buyer, as landlord, will lease to the Company the Property at an annual fixed rent of $720,000 per year for a two year term. The Company will have the option to renew the Lease for a one year term under the same terms and conditions of the Lease at an annual fixed rent of $780,000. At any time after six months from the Commencement Date, the Company will have the right to terminate the Lease upon ninety days written notice to the buyer.

The Company is in the process of evaluating the accounting treatment for this transaction and has not yet determined the impact of the sale and leaseback transaction on the consolidated financial statements in future periods.

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

On June 18, 2007, Vivian H. Liu was appointed as our Chief Executive Officer. Ms. Liu succeeded Richard J. Berman, who was elected by the Board to serve as its non-executive Chairman. Mr. Berman was our Chief Executive Officer from January 2006 through June 2007 and has served as a Director of NexMed since 2002. At the Annual Meeting of Stockholders on June 18, 2007, Ms. Liu was also elected to serve on the Board of Directors for a three-year term. In addition, we have formed a Scientific Advisory Board headed by Dr. David Tierney who also serves as a Director on the Board of Directors. The focus of the Scientific Advisory Board is to assist us in evaluating our current pipeline consisting of early stage NexACT® based products under development, and also assist us in identifying and evaluating new product development opportunities going forward.

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. We expect to receive an additional $3 million in early 2008. This is a milestone payment triggered by the recent completion of patient recruitment in the ongoing Phase 3 trials. In addition, we are eligible to receive royalties based upon the level of sales achieved.

On July 9, 2007, we announced that Novartis has completed patient enrollment for the Phase 3 clinical trials for NM100060. The Phase 3 program for NM100060 consists of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel group studies are designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients are enrolled in the two studies, which take place in the U.S., Europe, Canada and Iceland. The Phase 3 program is expected to be completed in mid-2008.

In March 2007, Novartis commenced a comparator study in ten European countries. Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus amorolfine 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed during the second half of 2008 and the data will be included in the European regulatory application.

The most advanced of our products under development is Alprox-TD®, our topical alprostadil-based cream treatment intended for patients with erectile dysfunction. In December 2002, we completed our two pivotal Phase 3 studies that tested over 1,700 patients at 85 sites throughout the U.S. We announced in 2006 that we developed a room temperature stable prototype which significantly extends the shelf life of the product and thus makes it more attractive for potential licensing partners. We estimate that $5 million will have to be invested in the scale-up (developing the prototype to production level) of the room temperature product. In addition, we estimate an additional $2 million will need to be spent on our East Windsor manufacturing facility in order for the facility to pass inspection by the regulatory authorities and manufacture commercialization batches of the current refrigerated formulation. We do not intend to make this further investment in commercial manufacturing and scale-up of either the room temperature or current refrigerated product until we have a marketing and commercialization partner.

We have been in discussions with several potential partners concerning the opportunity to license Alprox-TD® for commercialization in the US and other international markets. As part of the financial package to be paid for the right to commercialize the product, we are requesting that the potential partner(s) undertake the manufacturing investment and any other investment that may be required for product approval. Assuming a potential partner agrees to make the necessary investment, the consummation of a commercialization arrangement is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationship on a timely basis, or on terms acceptable to us.

Our regulatory strategy for Alprox-TD® includes the filing of the New Drug Application (“NDA”) in the United States, New Drug Submission (“NDS”) in Canada, and Marketing Authorization Application (“MAA”) in Europe during 2007. We have taken the position that the safety data of the product which is based on our clinical database of over 3,000 patients, should be sufficient for filing the NDA/NDS/MAA and, therefore, we do not need to conduct a 12-month open-label study as indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our NDS in Canada. On April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare Products Regulatory Agency (the “MHRA”) also informed us that the safety data that we have compiled to date was sufficient for the MAA to be filed and accepted for review in the United Kingdom. Even though we are encouraged by the initial positive feedback from Health Canada and the MHRA, the risk remains that we may not be successful in convincing either regulatory authority to approve our product for marketing.

In terms of the NDA filing in the US, there has been no discussion with the FDA concerning our regulatory position that the 3,000 patient clinical data base should be accepted in lieu of the ICH guidance for the 12 month open-label study. As such, we will learn whether the FDA agrees with our position after we file the NDA. We currently estimate the cost to complete a 12 month open-label study to be approximately $8 million. There is always the risk that our NDA will not be accepted for review, or that even if it was accepted for review, we will not be successful in convincing the FDA to approve the product for marketing.

The compilation of the regulatory approval applications is time consuming. Some of the regulatory agencies require the application to be filed electronically and accompanied by hardcopy submission. We have contracted the work to outside firms and estimate the total cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe to be about $1.7 million which include the filing fees for Canada and Europe. In terms of the timing of our filings, we anticipate that the NDA will be filed first, followed by the NDS and the MAA in Canada and Europe, respectively. Our plan is to file the MAA in Europe under the mutual recognition system so we will submit applications in France, Germany, Italy, Spain, and the United Kingdom which will also be identified as the reference state for our MAA.

Alprox-TD® has been selling in China and in Hong Kong since October 2001 and April 2002, respectively, under the Befar® trademark. The product is manufactured and marketed by a local affiliate of Vergemont International Limited, our Asian licensee. We are entitled to receive from our Asian licensee very modest royalty payments in connection with the distribution of Befar® in China and other Asian markets if and when Befar® is approved for marketing in such other markets. The sale of Befar® has been limited for several reasons including that China has a limited number of patients who can afford erectile dysfunction treatments.

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

Patents.

We have thirteen U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2007, we had an accumulated deficit of $129,761,204. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At June 30, 2007 we had cash and cash equivalents and short term investments of approximately $5.6 million as compared to $12.1 million at December 31, 2006. Our net decrease in cash in the first half of 2007 is the result of our average fixed monthly overhead costs of approximately $450,000 per month, direct costs of approximately $650,000 related to the preparation of the regulatory filings for Alprox-TD® and the repayment on May 31, 2007 of the $3 million convertible notes as discussed in Note 5 of the unaudited consolidated financial statements.

We have entered into an agreement for the sale of our facility in East Windsor. We expect to complete the sales transaction by October 2007 subject to the buyer’s final due diligence. The expected sales proceeds of $5.8 million will be sufficient for us to repay our $2 million note due in December 2007 and increase our cash reserves to fund our operations to the end of 2008, based on monthly expenses of $450,000 and the remaining anticipated expenditure of approximately $1.3 million during 2007 for the regulatory filings for Alprox-TD®. If we are not successful in closing the transaction, we project that our cash reserves of $5.2 million as of the date of this report are sufficient to sustain our operations through approximately the end of 2007, assuming that we are not successful in renegotiating the $2 million note due in December 2007. In either case, we expect to receive a $3 million milestone payment from Novartis in early 2008 pursuant to the terms of the licensing agreement whereby the payment is due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007.

At June 30, 2007 we had other receivable of $0 as compared to $183,700 at December 31, 2006. The other receivable consists of amounts billed to Novartis in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs for completion of preclinical studies that we had begun prior to the signing of the agreement. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, we did not bill Novartis for any preclinical reimbursement costs in the first half of 2007 and will not be billing Novartis for such costs in any future periods.

At June 30, 2007 we had prepaid expenses and other current assets of $283,000 as compared to $164,898 at December 31, 2006. The increase is due to the renewal of our insurance policies in May 2007 for the policy period ending in May 2008. The premiums are paid in advance, recorded as prepaid expenses on the consolidated balance sheet, and then amortized and expensed on a straight line basis over the 12 month period ending May 2008.

At June 30, 2007 we had convertible notes of $0 as compared to $3,000,000 at December 31, 2006. The notes were due and paid in cash on May 31, 2007. Therefore, at June 30, 2007, there is no remaining balance due to the holders of the convertible notes.

For the six months ended June 30, 2007 we incurred no loss on disposal of fixed assets as compared to $222,798 in 2006. The decrease in loss on disposal of fixed assets resulted from the consolidation of our operations in 2006 into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. In consolidating our facilities and reducing staff in 2006 we determined that we had excess laboratory equipment. We wrote off obsolete equipment and sold many pieces of equipment.

To date, we have spent approximately $69.6 million on the Alprox-TD® development program, and anticipate that the remaining cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in the U.S., Canada and Europe will be approximately $1.3 million which we have budgeted in our 2007 expenditures. However, we estimate that an additional $7 million will need to be spent on completing the manufacturing process prior to commercialization.  We intend to rely on future commercialization partners to assume those expenses along with any additional expenditure that may be required for the period between regulatory submission and its commercialization. Since we cannot predict the actions of the regulatory agencies, we cannot accurately predict what, if any, additional expenditure may be required by the regulatory agencies for the period between regulatory submission of Alprox-TD®and its commercialization.

Critical Accounting Estimates.

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

Comparison of Results of Operations Between the Three Months Ended June 30 of 2007 and of 2006.

Revenue, principally research and development fees. We recorded $283,417 in revenue during the second quarter of 2007, as compared to $533,655 in revenue during the second quarter of 2006. The revenue consisted of $1,098 and $1,984 in 2007 and 2006, respectively, in royalties on sales of Befar® received from our Asian licensee and $282,319 and $431,671, respectively, of revenue on our Novartis licensing agreement. Additionally, in the second quarter of 2006, we recognized $100,000 in research and development fee revenue received from a Japanese pharmaceutical company for whom we were developing a pain management patch product. In the second quarter of 2006, we decided to terminate the development agreement and transfer all know-how developed to date to the partner in exchange for such fee of $100,000. The decrease in revenue in 2007 is primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 11 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in the first quarter of 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

General and Administrative Expenses. Our general and administrative expenses increased to $1,143,930 during the second quarter of 2007 as compared to $1,076,417 during the same period in 2006. The modest increase is primarily due to approximately $69,000 in consulting fees for business development and market research activities related to identifying potential commercial partners for Alprox-TD® and $95,000 in increased expenses related to the national filings of patent applications for Alprox-TD® as well as fees in connection with a patent lawsuit whereby we are the plaintiff suing for patent infringement on our herpes treatment medical device. These increases were partially offset by a decrease in compensation expense of approximately $63,000 due to increased number of stock options issued to Richard Berman and Leonard Oppenheim who were appointed as Chief Executive Officer and Lead Director, respectively, in the first quarter of 2006. We also had a decrease in general and administrative salaries of approximately $30,000 as a result of our restructuring program initially implemented in December 2005 and completed in 2006.

Research and Development Expenses. Our research and development expenses for the second quarter of 2007 and 2006 were $1,114,715 and $1,085,501, respectively. Research and development expenses in the second quarter of 2007 included approximately $478,000 attributable to Alprox-TD® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $263,000 for NM100060 and $63,300 for Alprox-TD®during the same period in 2006. Research and development expenses related to NM100060 have decreased to zero in 2007, as we are no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis. Additionally, rent and utility expenses directly related to research and development decreased approximately $50,000 in 2007 as a result of the completion of our consolidation of facilities in April 2006. We expect our research and development expenses related to Vitaros to increase again in the third quarter of 2007 as we prepare the regulatory filings for U.S, European and Canadian approval. Additionally, rent, utilities and other overhead expenses directly related to research and development decreased approximately $31,000 in 2007 as a result of the completion of our consolidation of facilities in April 2006.

Interest Expense, Net. We had interest expense net of interest income of $15,793 during the second quarter of 2007, as compared to $22,043 during the same period in 2006. The decrease is due to a decrease in interest expense related to our capital leases with GE Capital. Our capital leases were paid in full in 2006 and we no longer incurred interest expense in 2007 related to these capital leases.

Net Loss. The net loss was $1,991,021 and $1,022,851 in the second quarter of 2007 and 2006, respectively. The increase is primarily attributable to a one-time payment that was accrued by the Company in 2006 when Schering AG, Germany (“Schering”) elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering paid us a termination fee of 500,000 Euros or $627,455.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $1,991,021 or $0.02 per share for second quarter of 2007 as compared to $1,033,363 or $0.02 per share for 2006. The increase is primarily attributable to a one-time payment that was accrued by the Company in 2006 when Schering elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering paid us a termination fee of 500,000 Euros or $627,455.

Comparison of Results of Operations Between the Six Months Ended June 30 of 2007 and of 2006.

Revenue, principally research and development fees. We recorded $570,376 in revenue during the first half of 2007, as compared to $987,602 in revenue during the first half of 2006. The revenue consisted of $2,298 and $4,187 in 2007 and 2006, respectively, in royalties on sales of Befar® received from our Asian licensee and $568,078 and $883,415, respectively, of revenue on our Novartis licensing agreement. Additionally, in the second quarter of 2006, we recognized $100,000 in research and development fee revenue received from a Japanese pharmaceutical company for whom we were developing a pain management patch product. In the second quarter of 2006, we decided to terminate the development agreement and transfer all know-how developed to date to the partner in exchange for such fee of $100,000. The decrease in revenue in 2007 is primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 11 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in the first half of 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

   General and Administrative Expenses. Our general and administrative expenses decreased to $2,376,825 during the first half of 2007 as compared to $2,908,588 during the same period in 2006. The decrease is due in part to a decrease in general and administrative salaries of approximately $95,000 as a result of our restructuring program initially implemented in December 2005 and completed in March 2006. Additionally in the first half of 2006 we recognized a loss on the disposal of equipment of approximately $223,000 as a result of the consolidation of our operations. There was also a decrease in accounting and auditing expenses of $180,000 due to the cost savings realized during the 2006 audit of our financial statements which occurred and is expensed in 2007. We realized additional cost saving by changing our independent registered accounting firm for the 2006 audit. There was also a decrease in compensation expense of approximately $199,000 due to an increased number of stock options issued to Richard Berman and Leonard Oppenheim who were appointed as Chief Executive Officer and Lead Director, respectively, in the first half of 2006. These decreases in 2007 were partially offset by approximately $69,000 in consulting fees for business development and market research activities related to identifying potential commercial partners for Alprox-TD® and $95,000 in increased expenses related to the national filings of patent applications for Alprox-TD® as well as fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement of our herpes treatment medical device.

Research and Development Expenses. Our research and development expenses for the first half of 2007 and 2006 were $2,192,298 and $2,593,476, respectively. Research and development expenses in the first half of 2007 included approximately $5,600 attributable to NM100060, $813,000 attributable to Alprox-TD® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $457,000 for NM100060 and $204,300 for Alprox-TD®during the same period in 2006. Research and development expenses related to NM100060 have decreased to zero in 2007, as we are no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis. While our total direct project expenses to third parties has remained consistent, our research and development salaries have decreased approximately $431,000 in the first half of 2007 as a result of our restructuring program initially implemented in December 2005 and completed in March 2006. We expect our research and development expenses related to Alprox-TD® to increase again in the third quarter of 2007 as we prepare the regulatory filings for U.S., European and Canadian approval. Additionally, rent and utility expenses directly related to research and development decreased approximately $238,000 in 2007 as a result of the completion of our consolidation of facilities in April 2006.

Interest Expense, Net. We had interest expense net of interest income of $31,283 during the first half of 2007, as compared to $42,137 during the same period in 2006. The decrease is due to a decrease in interest expense related to our capital leases with GE Capital. Our capital leases were paid in full in 2006 and we no longer incurred interest expense in 2007 related to these capital leases.

Net Loss. The net loss was $4,030,330 and $3,929,144 in the first half of 2007 and 2006, respectively. The increase is primarily attributable to a one-time payment that was accrued by the Company in 2006 when Schering elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering paid us a termination fee of 500,000 Euros or $627,455. The increase in revenue during the first half of 2006 was substantially offset by the decrease in expenses attributable to our restructuring program initially implemented in December 2005 and completed in April 2006 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $4,030,330 or $0.05 per share for first half of 2007 as compared to $3,994,305 or $0.06 per share for 2006. The increase is primarily attributable to a one-time payment that was accrued by the Company in 2006 when Schering elected to terminate the supply and distribution agreement for Alprox-TD® without cause. Pursuant to the agreement, Schering paid us a termination fee of 500,000 Euros or $627,455. The increase in revenue has been substantially offset by the decrease in expenses attributable to our restructuring program initially implemented in December 2005 and completed in April 2006 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2007, the Company issued 30,711 shares of common stock to the holder of the $2 million Notes in payment of accrued interest for the three month period ended April 30, 2007 of $37,500. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following are the results of voting by stockholders present or represented by proxy at the Company's Annual Meeting of Stockholders, which was held on June 18, 2007:

ITEM 1. ELECTION OF DIRECTORS. The stockholders elected Vivian H. Liu and Martin R. Wade, III, to serve as Class I directors, until the year 2010, or until their successors are elected:

Name of Director	Votes For	Votes Withheld
Vivian H. Liu	69,683,774	1,264,028
Martin Wade, III	50,117,151	20,830,651

The remaining members of the Board of Directors following the meeting are as follows: Class II directors, Richard J. Berman and Arthur D. Emil, Esq., whose terms expire in 2009, and Class III directors, Leonard A. Oppenheim, Esq., and David S. Tierney, MD, whose terms expire in 2008.

ITEM 2. RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the appointment of Amper, Politziner & Mattia, PC as the Company’s independent registered public accounting firm for the year ending December 31, 2007 by a vote of: For: 70,143,563; Against: 547,637; Abstain: 256,602.

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

NEXMED, INC.

Date: August 14, 2007	/s/ Mark Westgate
Mark Westgate
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.