Form 10-Q
period 2007-09-30
NEXMED INC
filed 2007-11-14
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 9, 2007, 82,906,867 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,957,313	$11,069,133
Short term investments	1,000,000	1,000,000
Other receivable	-	183,700
Debt issuance cost, net of accumulated amortization of $58,786 and $36,752	5,769	27,803
Prepaid expenses and other assets	1,146,774	164,898
Total current assets	4,109,856	12,445,534

Fixed assets, net	7,079,464	7,488,100
Total assets	$11,189,320	$19,933,634

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$654,562	$587,750
Deferred revenue	846,959	1,693,917
Payroll related liabilities	100,886	156,567
Deferred compensation - current portion	60,212	60,212
Convertible notes payable - current portion	-	3,000,000
Note payable, net of debt discount of $31,846 and $127,385	1,968,154	1,872,615
Total current liabilities	3,630,773	7,371,061

Long Term liabilities:
Deferred compensation	1,017,400	1,058,098
Total Liabilities	4,648,173	8,429,159

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 82,806,867 and 80,285,905 and outstanding, respectively	82,809	80,287
Additional paid-in capital	138,291,516	137,164,658
Accumulated other comprehensive loss	(9,596)	(9,596)
Accumulated deficit	(131,823,582)	(125,730,874)
Total stockholders' equity	6,541,147	11,504,475

Total liabilities and stockholder's equity	$11,189,320	$19,933,634

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
and Comprehensive Income (Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Revenues, principally license fee revenue	$296,390	$446,268	$866,766	$1,433,870

Operating expenses
General and administrative	1,037,421	1,079,807	3,414,246	3,988,395
Research and development	1,266,792	1,332,351	3,459,390	3,925,827
Total operating expenses	2,304,213	2,412,158	6,873,636	7,914,222

Loss from operations	(2,007,823)	(1,965,890)	(6,006,870)	(6,480,352)

Other Income (expense)
Interest expense, net	(54,555)	(21,945)	(85,838)	(64,082)
Other income	-	-	-	627,455
Total Other income (expense)	(54,555)	(21,945)	(85,838)	563,373

Net loss	$(2,062,378)	$(1,987,835)	$(6,092,708)	$(5,916,979)

Deemed dividend to preferred shareholders from beneficial conversion feature	0	-	0	(49,897)
Preferred dividend	0	-	0	(15,264)

Net loss applicable to common stock	$(2,062,378)	$(1,987,835)	$(6,092,708)	$(5,982,140)

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.07)	$(0.09)

Weighted average common shares outstanding used for basic and diluted loss per share	82,700,287	66,643,197	81,710,215	65,299,502

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
Cash flows from operating activities
Net loss	$(6,092,708)	$(5,916,979)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	488,238	655,470
Non-cash interest, amortization of debt discount and deferred financing costs	308,321	160,175
Non-cash compensation expense	736,049	920,632
Loss on disposal of fixed assets	7,911	454,105
Decrease (increase) in other receivable	183,700	398,740
(Increase) decrease in prepaid expenses and other assets	(981,876)	42,441
Decrease in accounts payable and accrued expenses	66,812	29,879
Decrease in payroll related liabilities	(55,681)	(1,053,668)
Decrease in deferred compensation	(40,698)	(45,805)
Decrease in deferred revenue	(846,958)	(843,913)
Net cash used in operating activities	(6,226,891)	(5,198,923)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	178,769
Capital expenditures	(87,512)	(70,078)
Purchase of marketable securities and short term investments	(3,000,000)	(6,000,000)
Proceeds from sale of marketable securities and short term investments	3,000,000	4,500,000
Net cash used in investing activities	(87,512)	(1,391,309)

Cash flows from financing activities
Issuance of common stock, net of offering costs of $2,110 in 2007 and $571,193 in 2006	(2,110)	7,747,808
Proceeds from exercise of stock options and warrants	204,692	97,316
Repayment of capital lease obligations	-	(213,744)
Repayment of convertible notes payable	(3,000,000)	-
Net cash (used in) provided by financing activities	(2,797,418)	7,631,380

Net (decrease) increase in cash and cash equivalents	(9,111,820)	1,041,148

Effect of foreign exchange on cash and cash equivalents	-	3

Cash and cash equivalents, beginning of period	$11,069,133	$2,953,781

Cash and cash equivalents, end of period	$1,957,313	$3,994,932

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006.

The Company had an accumulated deficit of $131,823,582 at September 30, 2007 and the Company expects to incur additional losses during the remainder of 2007. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management plans to obtain additional financing through additional partnering agreements for its products under development using the NexACT® technology. If the Company is successful in entering into such additional partnering agreements, it anticipates that it may receive milestone payments, which would offset some of its research and development expenses. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.  ACCOUNTING FOR STOCK BASED COMPENSATION

During December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan. A total of 3,000,000 shares were set aside for the plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $0.55 to $16.25. The maximum term under these plans is 10 years.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2007 and September 30, 2006 includes expense for all equity awards granted during the three and nine months ended September 30, 2007 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 is more by $167,641, $676,049 and $193,065, $812,632, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three and nine months ended September 30, 2007 and September 30, 2006 is more by $0.002, $0.008 and $0.003, $0.01, respectively, than if the Company had not adopted SFAS 123R.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

General and administrative	$163,409	$203,385	$640,764	$880,422
Research and development	4,232	25,680	35,285	40,210

Stock-based compensation expense	$167,641	$229,065	$676,049	$920,632

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

During the nine months ended September 30, 2007, the Company issued 60,000 shares of its common stock in payment for services rendered by a consultant. Accordingly, the Company recorded $60,000 to general and administrative expenses in the Statement of Operations based on the fair value of its common stock on the date of issuance.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and nine months ended September 30, 2007 and 2006:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of September 30, 2007, and related transactions for the nine months then ended (unaudited):

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2006	3,663,421
Granted	27,100	$1.28
Exercised	(58,480)	$0.96
Forfeited	(317,200)	$2.82

Outstanding at September 30, 2007	3,314,841	$1.41	7.42 years	$2,279,888

Vested or expected to vest at September 30, 2007	3,102,360	$1.41	7.42 years	$2,133,747

Exercisable at September 30, 2007	2,801,741	$1.50	7.24 years	$1,889,346

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value*	Exercisable	Exercise Price	Value*
$.55 - 1.85	2,779,390	7.83 years	$0.83	$2,279,888	2,266,290	$0.82	$1,889,346
2.00 - 3.99	139,250	3.34 years	2.83	-	139,250	2.83	-
4.00 - 5.50	374,301	4.76 years	4.65	-	374,301	4.76	-
7.00 - 8.00	15,000	2.63 years	8.00	-	15,000	8.00	-
12.00 - 16.25	6,900	3.02 years	14.40	-	6,900	14.40	-

	3,314,841		$1.41	$2,279,888	2,801,741	$1.50	$1,889,346

*Intrinsic values are determined by comparing the aggregate exercise prices of options to the closing price of our Common Stock on September 30, 2007

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and September 30, 2006 was $1.28 and $0.77, respectively. The intrinsic value (the difference between the aggregate exercise price and the closing price of our common stock on the date of exercise) on the exercise date of options exercised during the nine months ended September 30, 2007 and 2006 was $23,529 and $108,328, respectively. Cash received from option exercises for the nine months ended September 30, 2007 and September 30, 2006, was $56,164 and $97,316, respectively.

On January 24, 2007, the Company issued awards of restricted shares of the Company’s common stock to Richard Berman, Chief Executive Officer, Vivian Liu, Chief Operating Officer, and Mark Westgate, Chief Financial Officer. Mr. Berman’s award of 60,000 shares vests in four equal installments on March 31, June 30, September 30, and December 31, 2007, assuming continuous and uninterrupted service as Chief Executive Officer of the Company. Mr. Berman’s 30,000 unvested shares at June 30, 2007 were cancelled upon his resignation as CEO and the appointment of Ms. Liu to the position of CEO. Ms. Liu and Mr. Westgate received awards of 150,000 and 75,000 restricted shares, respectively. Ms. Liu and Mr. Westgate’s awards vest in three equal installments on December 31, 2007, 2008 and 2009, assuming continuous and uninterrupted service with the Company.

Also on January 24, 2007, the Company issued awards of shares of the Company’s common stock to Board members Leonard Oppenheim, Martin Wade and Arthur Emil for their services during their 2006 – 2007 terms. Mr. Oppenheim received an award of 25,000 shares for his service as Chairman of the Board of Directors. Mr. Wade received an award of 10,000 shares for his service as Chairman of the Audit Committee and Compensation Committee of the Board of Directors. Mr. Emil received an award of 5,000 shares for his service as Chairman of the Corporate Governance/Nominating Committee of the Board of Directors.

Additionally, on April 1, June 28, and September 28, 2007 the Company issued awards of shares of the Company’s common stock to each independent director as compensation for their services during the quarters ended March 31, June 30, 2007 and September 30, 2007. Each independent director received 10,227 shares of common stock for a total of 51,135 shares issued on April 1, June 28, and September 28, 2007.

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

On September 12, 2007, the Company issued awards of shares of the Company’s common stock to Board members Leonard Oppenheim, Martin Wade, Arthur Emil and David Tierney for their services during their 2007 – 2008 terms. Mr. Oppenheim received an award of 5,000 shares for his service as Chairman of the Finance Committee of the Board of Directors. Mr. Wade received an award of 10,000 shares for his service as Chairman of the Audit Committee and Compensation Committee of the Board of Directors. Mr. Emil received an award of 5,000 shares for his service as Chairman of the Corporate Governance/Nominating Committee of the Board of Directors. Dr. Tierney received an award of 20,000 shares for his service as Chairman of the Company’s Scientific Advisory Board.

As of September 30, 2007, there was $306,478 of total unrecognized compensation cost related to non-vested stock and stock options. That cost is expected to be recognized over a weighted-average period of 1.48 years.

3. WARRANTS

A summary of warrant activity for the nine month period ended September 30, 2007 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2006	20,125,027	$1.33	2.49 yrs
Issued	-	-
Exercised	(2,790,495)	$1.83
Cancelled	(5,344,578)	$1.40
Outstanding at September 30, 2007	11,989,954	$1.43	2.59 yrs
Exercisable at September 30, 2007	11,989,954	$1.43	2.59 yrs

Cash received from warrant exercises for the nine months ended September 30, 2007 and September 30, 2006, was $148,528 and $0, respectively. Additionally, warrants to purchase 2,663,400 shares of common stock were exercised during the nine months ended September 30, 2007 under the cashless exercise provisions of the applicable warrant agreement. As such, 1,512,368 net shares were issued to the warrant holder upon the cashless exercise.

4. LOSS PER SHARE

At September 30, 2007 and 2006, respectively, options to acquire 3,314,841 and 3,183,745 shares of common stock with exercise prices ranging from $.55 to $16.25 per share, warrants to acquire 13,010,786 and 14,304,894 shares of common stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into zero and 1,200,000 shares of common stock in 2007 and 2006, respectively, at a conversion price of $5.00 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Loss per share for the three and nine months ended September 30, 2007 and 2006 was calculated as follows (net loss applicable to common stock / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Net loss applicable to common stock	$(2,062,378)	$(1,987,835)	$(6,092,708)	$(5,982,140)

Weighted average common shares outstanding used for basic and diluted loss per share	82,700,287	66,643,197	81,710,215	65,299,502

Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.07)	$(0.09)

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

6. NOTE PAYABLE

On November 30, 2006, the Company issued a Note in a principal amount of $2 million. The Note was payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor. Interest accreted on the Note on a quarterly basis at a rate of 7.5% per annum provided, however, if the Company had not entered into a contract of sale of the East Windsor property on or prior to May 31, 2007, and the Note had not been repaid by such date, the interest rate would increase to 8.5%. As such, on May 31, 2007, the interest rate increased to 8.5%.

The Company also issued to the Note holder a 4-year detachable warrant to purchase 500,000 shares of common stock at an exercise price of $0.5535. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $138,000 to the warrants. The relative fair value of the warrants was allocated to additional paid in capital and treated as a discount to the Note that was being amortized over the 13-month period ending December 31, 2007. The balance of the Note discount was expensed as interest upon the Note being repaid on October 29, 2007.

On February 28, 2007, the Company issued 28,809 shares of its common stock as payment of an aggregate of $25,000 in interest on the Note.

On May 1, 2007, the Company issued 30,711 shares of its common stock as payment of an aggregate of $37,500 in interest on the Note.

On August 1, 2007 the Company issued 26,518 shares of its common stock as payment of an aggregate of $40,833 in interest on the Note.

On October 29, 2007, the Company paid in cash the $2 million balance on the Note plus accrued interest of $42,028.

7. DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation. The monthly deferred compensation payment through May 15, 2021 will be $9,158. As of September 30, 2007 the Company has accrued $1,077,612 in deferred compensation.

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

The Company also recorded a discount to the Series C Stock of $209,686 based on a contingent beneficial conversion feature which would arise because the Company must adjust the conversion price to be equal to a 4.5% discount to the then common stock price on each respective settlement date. The Company has amortized this discount, which is treated as a deemed dividend, over the life of the Series C Stock using the effective interest method. For the nine months ended September 30, 2006, the Company recorded a deemed dividend to the shareholders of the Series C Stock of $12,796 based on the amortization of the beneficial conversion feature.

For the nine months ended September 30, 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $15,624 as a dividend to preferred shareholders in the Consolidated Statements of Operations.

The Company incurred issuance costs associated with the preferred placement of $230,031. The relative fair value of the issuance costs attributable to the Series C Stock of $188,685 was accreted as a deemed dividend to the holders of the Series C Stock at such time conversion became probable. The relative fair value of the issuance costs attributable to the warrants of $41,346 has been recorded as an offset to additional paid in capital. For the nine months ended September 30, 2006, the Company amortized $37,101 of the issuance costs as a deemed dividend to the preferred shareholders in the Consolidated Statements of Operations.

9. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has determined that it will not be able to realize any benefit from its temporary differences between book income and taxable income in the foreseeable future, and has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

10.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements in connection with a one-year open-label study for its topical alprostadil-based cream treatment for erectile dysfunction (“ED Product”) with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At September 30, 2007, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements may be completed in 2008.

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

On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 is being recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which is the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the three and nine month period ended September 30, 2007, the Company recognized licensing revenue of $282,319 and $846,957, respectively, related to the Novartis agreement.

12. SUBSEQUENT EVENTS

On October 26, 2007 the Company issued a Note in a principal amount of $3 million. The Note is payable on June 30, 2009 and can be prepaid by the Company at any time without penalty. Interest accretes on the Note on a quarterly basis at a rate of 8.0% per annum.

The Company also issued to the Note holder a 5-year detachable warrant to purchase 450,000 shares of common stock at an exercise price of $1.52. Of the total warrants issued, 350,000 warrants vest immediately and the remaining 100,000 warrants will vest if the Note remains outstanding on October 26, 2008.

The Note is collateralized by the Company’s facility in East Windsor, New Jersey. The Company terminated an earlier agreement of sale for the Company’s East Windsor facility due to a breach by the buyer.

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner”) for its topical alprostadil-based cream treatment for erectile dysfunction (“ED Product”). Under the agreement, Warner acquired the exclusive rights in the United States to the ED Product and will assume all further development, manufacturing, and commercialization responsibilities as well as costs. Warner agreed to pay the Company an up front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones. In addition, the Company is eligible to receive royalties based upon the level of sales achieved.

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

The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany oral and injectable medications. We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems, and on our own or through development partnerships are in various stages of developing new topical treatments for sexual dysfunction, nail fungus and other dermatological conditions. We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

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

On September 15, 2005, we announced an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. We expect to receive an additional $3 million in early 2008 which was triggered by the recent completion of patient recruitment in the ongoing Phase 3 trials. In addition, we are eligible to receive royalties based upon the level of sales achieved.

On July 9, 2007, we announced that Novartis had completed patient enrollment for the Phase 3 clinical trials for NM100060. The Phase 3 program for NM100060 consists of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel group studies are designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients are enrolled in the two studies, which are taking place in the U.S., Europe, Canada and Iceland. The Phase 3 program is expected to be completed in mid-2008.

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

The most advanced of our products under development is our topical alprostadil-based cream treatment intended for patients with erectile dysfunction (“the ED Product”), which was previously known as Alprox-TD®. The FDA informed us that we could no longer use the name because of possible name confusion with another product currently marketed. On September 21, 2007, we filed our New Drug Application (“NDA”) with the FDA. The FDA takes up to 60 days before confirming whether the NDA has been accepted for review.

In December 2002, we completed our two pivotal Phase 3 studies on the ED Product that tested over 1,700 patients with erectile dysfunction at 85 sites throughout the U.S. We announced in 2006 that we developed a room temperature stable prototype for the ED Product which significantly extends the shelf life of the product and thus makes it more attractive for potential licensing partners. We estimate that $5 million will have to be invested in the scale-up (developing the prototype to production level) of the room temperature prototype. In addition, we estimate an additional $2 million will need to be spent on our East Windsor manufacturing facility in order for the facility to pass inspection by the regulatory authorities and manufacture commercialization batches of the refrigerated ED Product. On November 1, 2007, we licensed the US rights of our ED Product to Warner Chilcott Company, Inc. (“Warner”). As part of the financial package to be paid for the right to commercialize the product, Warner will undertake the manufacturing investment and any other investment for further product development that may be required for product approval.

We continue to be in discussions with potential partners for Europe and other international markets. Assuming a potential partner agrees to make the necessary investment, the consummation of a commercialization arrangement is subject to complex negotiations of contractual relationships, and we may not be able to consummate such relationship on a timely basis, or on terms acceptable to us.

Our regulatory strategy for our ED Product includes the filing of the NDA in the United States and New Drug Submission (“NDS”) in Canada in 2007, and Marketing Authorization Application (“MAA”) in Europe during 2008. We have taken the position that the safety data of the product, which is based on our clinical database of over 3,000 patients, should be sufficient for filing the NDA/NDS/MAA and, therefore, we do not need to conduct a 12-month open-label study as indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our NDS in Canada. On October 19, 2007, we filed the NDS for our ED Product and await confirmation of acceptance for review which typically takes up to 60 days. Once accepted, the review and approval process takes about 12 months. Even though we are encouraged by the initial positive feedback from Health Canada, the risk remains that we may not be successful in convincing them to approve our product for marketing.

On April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare Products Regulatory Agency (the “MHRA”) also informed us that the safety data that we have compiled to date was sufficient for the MAA to be filed and accepted for review in the United Kingdom. Even though we are encouraged by the initial positive feedback from the MHRA, the risk remains that we may not be successful in convincing the MHRA and other European regulatory authorities to approve our product for marketing. Our plan is to file the MAA in Europe under the mutual recognition system so we will submit applications in France, Germany, Italy, Spain, and the United Kingdom which will also be identified as the reference state for our MAA.

In terms of the NDA filing in the US, there has been no discussion with the FDA concerning our regulatory position that the 3,000 patient clinical data base should be accepted in lieu of the ICH guidance for the 12 month open-label study. As such, we will learn whether the FDA agrees with our position when they review our NDA. We currently estimate the cost to complete a 12 month open-label study to be approximately $8 million. Warner will undertake the investment necessary to complete the 12 month open-label study should it be required by the FDA. There is always the risk that our NDA will not be accepted for review, or that even if it was accepted for review, we will not be successful in convincing the FDA to approve the product for marketing.

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

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment.

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

Research and Development.

Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, advertising, marketing and distribution of our proposed products. None of our proprietary products under development have been approved for marketing in the U.S. Before we market any products we develop, we must obtain FDA and comparable foreign agency approval through an extensive clinical study and approval process.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2007, we had an accumulated deficit of $131,823,582. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At September 30, 2007 we had cash and cash equivalents and short term investments of approximately $2.9 million as compared to $12.1 million at December 31, 2006. Our net decrease in cash in the first nine months of 2007 is the result of our average fixed monthly overhead costs of approximately $450,000 per month, direct costs of approximately $1.9 million related to the preparation of the regulatory filings for our ED Product including the filing fee of $896,000, and the repayment on May 31, 2007 of the $3 million convertible notes as discussed in Note 5 of the unaudited consolidated financial statements. Pursuant to the FDA regulations, we have been notified that the filing fee of $896,000 will be refunded to us as this is our first NDA filing and we are a small business as defined by the FDA regulations. As such, the filing fee is recorded in prepaid and other current assets in the unaudited consolidated balance sheet. We expect the filing fee to be returned to us before the end of November 2007.

On October 26, 2007 we issued a note in a principal amount of $3 million (the “2007 Note”). The 2007 Note is due June 30, 2009 and accretes interest at a rate of 8% per annum as discussed in Note 12 of the unaudited consolidated financial statements. We used approximately $2.1 million of the 2007 Note proceeds to pay in full the principal amount of the $2 million note that was due on December 31, 2007, plus accrued interest as discussed in Note 6 of the unaudited consolidated financial statements. The approximately $900,000 remaining was added to our current cash reserves along with the $500,000 up front payment received from Warner as discussed in Note 12 of the unaudited consolidated financial statements, which gives us sufficient cash reserves to fund our operations through the end of the first quarter of 2008, based on our projected average fixed monthly overhead costs of approximately $525,000 in 2008 and the remaining anticipated expenditure of approximately $500,000 related to the regulatory filings in Europe for our ED Product. Additionally, we will receive a $3 million milestone payment from Novartis in early 2008 pursuant to the terms of the licensing agreement whereby the payment is due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007. Our cash reserves of $3.4 million as of the date of this report together with the expected refund of the $896,000 NDA filing fee and the $3 million milestone payment in 2008 from Novartis should provide us with sufficient cash reserves to fund our operations through the end of 2008.

At September 30, 2007 we had other receivable of $0 as compared to $183,700 at December 31, 2006. The other receivable consists of amounts billed to Novartis in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs for completion of preclinical studies that we had begun prior to the signing of the agreement. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, we did not bill Novartis for any preclinical reimbursement costs in the first half of 2007 and will not be billing Novartis for such costs in any future periods.

At September 30, 2007 we had prepaid expenses and other current assets of $1,146,774 as compared to $164,898 at December 31, 2006. The increase is due to the payment of the $896,000 filing fee in connection with our filing of the NDA for our ED Product. As confirmed by the FDA, we expect the filing fee to be refunded to us before the end of November 2007 as this is our first NDA filing and we are a small business as defined by the FDA regulations. As such, the filing fee is recorded in prepaid and other current assets in the unaudited consolidated balance sheet.

At September 30, 2007 we had convertible notes of $0 as compared to $3,000,000 at December 31, 2006. The notes were due and paid in cash on May 31, 2007. Therefore, at September 30, 2007, there is no remaining balance due to the holders of the convertible notes.

For the nine months ended September 30, 2007 we incurred loss on disposal of fixed assets (included in general and administrative expenses in our unaudited consolidated statement of operations) of $7,911 as compared to $222,798 in 2006. The loss on disposal of fixed assets resulted from the consolidation of our operations in 2006 into our East Windsor facility which was originally designed for manufacturing with offices and laboratories. In consolidating our facilities and reducing staff in 2006 we determined that we had excess laboratory equipment. We wrote off obsolete equipment and sold many pieces of equipment.

To date, we have spent approximately $71 million on our ED Product development program. Pursuant to our license agreement signed on November 1, 2007, Warner will undertake the manufacturing investment and any other investment for further product development that may be required for product approval in the United States. We anticipate that the remaining cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in Canada and Europe will be approximately $785,000 which we have budgeted in our 2007 and 2008 expenditures.

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

Comparison of Results of Operations Between the Three Months Ended September 30 of 2007 and of 2006.

Revenue, principally license fee revenue. We recorded $296,390 in revenue during the third quarter of 2007, as compared to $446,268 in revenue during the third quarter of 2006. The revenue consisted of $940 and $1,669 in 2007 and 2006, respectively, in royalties on sales of Befar® received from our Asian licensee and $295,450 and $444,599, respectively, of revenue on our Novartis licensing agreement. The decrease in revenue in 2007 is primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 11 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in the first quarter of 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

General and Administrative Expenses. Our general and administrative expenses decreased to $1,037,421 during the third quarter of 2007 as compared to $1,079,807 during the same period in 2006. The modest decrease is primarily due to a recognized loss on disposal of equipment of approximately $225,000 in 2006 as a result of the consolidation of our operations last year. This decrease in our loss on disposal of assets was partially offset by an increase in 2007 of $112,000 in expenses related to the national filings of patent applications for our ED Product as well as fees in connection with a patent lawsuit whereby we are the plaintiff suing for patent infringement on our herpes treatment medical device. Additionally in the third quarter of 2007 we had an increase in accounting fees of approximately $84,000 related to additional work performed by our independent registered accounting firm and our internal control consultants in connection with our compliance with the Sarbanes-Oxley Act of 2002.

Research and Development Expenses. Our research and development expenses for the third quarter of 2007 and 2006 were $1,266,792 and $1,332,351, respectively. Research and development expenses in the third quarter of 2007 included approximately $521,000 attributable to our ED Product and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $295,000 for NM100060 and $372,000 for our ED Product during the same period in 2006. We no longer have research and development expenses related to NM100060, as we are no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis.

Interest Expense, Net. We had interest expense net of interest income of $54,555 during the second quarter of 2007, as compared to $21,945 during the same period in 2006. The increase is primarily due to a decrease in interest income to offset the interest expense. Interest income decreased in 2007 as a result of lower average cash balances during the third quarter 2007 as compared to 2006 as we funded our operations in 2007 and repaid the $3 million note due in May 2007 without any significant cash inflows during 2007.

Net Loss. The net loss was $2,062,378 or $0.02 per share and $1,987,835 or $0.03 per share in the third quarter of 2007 and 2006, respectively. The increase is primarily attributable to the decrease in revenues primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 11 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2007 and of 2006.

Revenue, principally license fee revenues. We recorded $866,766 in revenue during the first nine months of 2007, as compared to $1,433,870 in revenue during the same period in 2006. The revenue consisted of $3,237 and $5,856 in 2007 and 2006, respectively, in royalties on sales of Befar® received from our Asian licensee and $863,529 and $1,428,014, respectively, of revenue on our Novartis licensing agreement. Additionally, in the second quarter of 2006, we recognized $100,000 in research and development fee revenue received from a Japanese pharmaceutical company for whom we were developing a pain management patch product. In the second quarter of 2006, we decided to terminate the development agreement and transfer all know-how developed to date to the partner in exchange for such fee of $100,000. The decrease in revenue in 2007 is primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 11 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in the first half of 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

   General and Administrative Expenses. Our general and administrative expenses decreased to $3,414,246 during the first nine months of 2007 as compared to $3,988,395 during the same period in 2006. The decrease is due in part to a decrease in general and administrative salaries of approximately $109,000 as a result of our restructuring program initially implemented in December 2005 and completed in March 2006. Additionally in the first nine months of 2006 we recognized a loss on the disposal of equipment of approximately $454,000 as a result of the consolidation of our operations. There was also a decrease in accounting and auditing expenses of $96,000 due to the cost savings realized during the 2006 audit of our financial statements which occurred and is expensed in 2007. We realized additional cost saving by changing our independent registered accounting firm for the 2006 audit. There was also a decrease in compensation expense of approximately $240,000 due to an increased number of stock options issued to Richard Berman and Leonard Oppenheim who were appointed as Chief Executive Officer and Lead Director, respectively, in the first half of 2006. These decreases in 2007 were partially offset by approximately $175,000 in consulting fees for business development and market research activities related to identifying potential commercial partners for our topical treatment for erectile dysfunction and $107,000 in increased expenses related to the national filings of patent applications for our ED Product as well as fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement of our herpes treatment medical device.

Research and Development Expenses. Our research and development expenses for the first nine months of 2007 and 2006 were $3,459,390 and $3,925,827, respectively. Research and development expenses in the first nine months of 2007 included approximately $17,500 attributable to NM100060, $1.4 million attributable to our ED Product and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $752,000 for NM100060 and $576,000 for our ED Product during the same period in 2006. We no longer have research and development expenses related to NM100060, as we are no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis. Additionally, rent and utility expenses directly related to research and development decreased approximately $353,000 in 2007 as a result of the completion of our consolidation of facilities in April 2006.

Interest Expense, Net. We had interest expense net of interest income of $85,838 during the first nine months of 2007, as compared to $64,082 during the same period in 2006. The increase is primarily due to a decrease in interest income to offset the interest expense. Interest income decreased in 2007 as a result of lower average cash balances during the first nine months of 2007 as compared to 2006 as we funded our operations in 2007 and repaid the $3 million note due in May 2007 without any significant cash inflows during 2007.

Net Loss. The net loss was $6,092,708 and $5,916,979 in the first nine months of 2007 and 2006, respectively. The increase is attributable to a one-time payment that was accrued by the Company in 2006 when Schering elected to terminate the supply and distribution agreement for our topical erectile dysfunction treatment without cause. Pursuant to the agreement, Schering paid us a termination fee of 500,000 Euros or $627,455. We also had a decrease in revenues in 2007 as a result of the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 11 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006. While increased revenue in 2006 resulted in lower net loss in 2006, the decrease in revenue in 2007 was substantially offset by the decrease in expenses in 2007 attributable to our restructuring program initially implemented in December 2005 and completed in April 2006 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $6,092,708 or $0.07 per share for the first nine months of 2007 as compared to $5,982,140 or $0.09 per share for 2006. The increase is primarily attributable to a one-time payment that was accrued by the Company in 2006 when Schering elected to terminate the supply and distribution agreement for our topical treatment for erectile dysfunction without cause and the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060 as discussed in the previous section above. While increased revenue in 2006 resulted in lower net loss in 2006, the decrease in revenue in 2007 was substantially offset by the decrease in expenses in 2007 attributable to our restructuring program initially implemented in December 2005 and completed in April 2006 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 1, 2007, the Company issued 26,518 shares of common stock to the holder of the $2 million Notes in payment of accrued interest for the three month period ended July 31, 2007 of $40,833. The common stock was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

NEXMED, INC.

Date: November 14, 2007	/s/ Mark Westgate
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