Form 10-K
period 2007-12-31
NEXMED INC
filed 2008-03-12
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 10, 2008, 83,108,002 shares of the common stock, par value $.001, of the registrant were outstanding. and the aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2007, was approximately $150 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement to be delivered to our stockholders in connection with the Company’s 2008 Annual Meeting of Stockholders (the “2007 Proxy Statement”) are incorporated by reference into Part III of this Report.

NEXMED, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2007

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

The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany oral and injectable medications. We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems, and, on our own or through development partnerships, are in various stages of developing new topical treatments for male and female sexual dysfunction, nail fungus, psoriasis, and other dermatological conditions. We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

On June 18, 2007, Vivian H. Liu was appointed as our Chief Executive Officer. Ms. Liu succeeded Richard J. Berman, who was elected by the Board to serve as its non-executive Chairman. Mr. Berman was our interim Chief Executive Officer from January 2006 through June 2007 and has served as a Director of NexMed since 2002. At the Annual Meeting of Stockholders on June 18, 2007, Ms. Liu was also elected to serve on the Board of Directors for a three-year term. On November 2, 2007, we announced the appointment of Mr. Hem Pandya to the position of Vice President and Chief Operating Officer. In addition, we have formed a Scientific Advisory Board headed by Dr. David Tierney, who also serves as a Director on the Board of Directors. The focus of the Scientific Advisory Board is to assist us in evaluating our current pipeline consisting of early stage NexACT® based products under development, and also assist us in identifying and evaluating new product development opportunities going forward.

We have an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”), for NM100060, our proprietary nail lacquer treatment for onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we are eligible to receive royalties based upon the level of sales achieved.

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

The completion of patient enrollment in the ongoing Phase 3 clinical trials for NM100060 has triggered a $3 million milestone payment from Novartis. Pursuant to the terms of the licensing agreement with Novartis, this payment was due on February 4, 2008, or 7 months after last patient enrolled in the Phase 3 studies. However, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application which we filed with the U.S. patent office in November 2004. As such, we received $1.5 million from Novartis on March 4, 2008. In January 2008, we received the first Office Action from the U.S. Patent Office. Based on the Office Action received, we expect to receive before the end of the year an approved patent claim which would trigger an additional $2 million patent milestone due from Novartis, and cause Novartis to release to us the balance of $1.5 million remaining from the $3 million patient enrollment milestone. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all.

In March 2007, Novartis commenced a comparator study in ten European countries. Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus locerylR (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed during the second half of 2008 and the data will be included in the European regulatory application.

The most advanced of our products under development is our topical alprostadil-based cream treatment intended for patients with erectile dysfunction (“the ED Product”), which was previously known as Alprox-TD®. Our New Drug Application (“NDA”) was filed and accepted for review by the FDA in September and November 2007, respectively. As such, according to the Prescription Drug User Fees Act (“PDUFA”), the FDA’s expected target action dateregarding approval of our NDA is July 19, 2008, assuming the FDA does not require any significant additional studies or information during the review process.

On November 1, 2007, we licensed the U.S. rights of our ED Product to Warner Chilcott Company, Inc. (“Warner”). Warner paid us $500,000 upon signing and agreed to pay us up to $12.5 million on the achievement of specific regulatory milestones and will undertake the manufacturing investment and any other investment for further product development that may be required for product approval, including an estimated $2 million for improvements to our East Windsor manufacturing facility in order for the facility to be ready for commercial manufacturing. Additionally, Warner is responsible for the commercialization of our ED Product. However, should Warner determine that it does not wish to continue the regulatory approval process for our ED Product then the licensing agreement would terminate and all rights would revert back to us.

The NDA for our ED Product is based on a formulation that requires refrigeration for stability. We have developed the prototype for a non-refrigerated ED Product. We estimate that $5 million will have to be invested in the scale-up (developing the prototype to production level) of the room temperature version of the ED Product. Pursuant to the Warner contract, Warner would fund the development expenses for the room temperature ED Product if Warner and NexMed jointly decide to switch to the room temperature ED Product for commercialization.

We have taken the position that the safety data of the product, which is based on our clinical database of over 3,000 patients, should be sufficient for filing for marketing approval in the U.S., Canada and Europe and, therefore, we do not need to conduct a 12-month open-label study as indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance.

In terms of the NDA filing in the U.S., there has been no discussion with the FDA concerning our regulatory position that the 3,000 patient clinical data base is sufficient to be accepted in lieu of the ICH guidance for the 12 month open-label study. As such, we will learn whether the FDA agrees with our position as they are reviewing our NDA. We currently estimate the cost to complete a 12 month open-label study to be approximately $8 million. Warner will undertake the investment necessary to complete the 12 month open-label study should it be required by the FDA. Should Warner determine that it does not wish to seek further regulatory approval of our ED Product then the licensing agreement would terminate and all rights would revert back to the Company. There is always the risk that we will not be successful in convincing the FDA to approve the product for marketing.

In January 2008, the FDA began and completed the pre-approval inspection (“PAI”) of our facility which is a requirement upon the filing of the NDA for our ED Product. The PAI is conducted by the FDA to ensure that our facility is in compliance with Good Manufacturing Practices (“GMP”) as defined by FDA regulations and to determine if we have the ability to begin commercial manufacturing upon approval of the NDA. The PAI was completed with certain observations made by the FDA and a withhold was placed on the facility, which means that the facility is currently not approved by the FDA for commercial manufacturing. The withhold status does not prevent the FDA from reviewing other components of the NDA for approval of our ED Product. We are currently working with the FDA to assess and respond to their observations in a timely manner in order to ensure that our facility is compliant with GMP well in advance of commercial manufacturing. While Warner intends to manufacture our ED Product in the future, our facility is listed as the manufacturing and quality control laboratory in the NDA and will likely be the initial site for commercial manufacturing of our ED Product upon its approval for commercialization.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada which we filed on October 19, 2007. The review and approval process in Canada typically takes about 12 months. Even though we are encouraged by the initial positive feedback from Health Canada, the risk remains that we may not be successful in convincing them to approve our product for marketing.

On April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare Products Regulatory Agency (the “MHRA”) also informed us that the safety data that we have compiled to date was sufficient for the Marketing Authorization Application (“MAA”) to be filed and accepted for review in the United Kingdom. We had another guidance meeting with the MHRA in January 2008 and received additional input for the preparation of our MAA. However, the MHRA informed us at that time that due to the backlog of MAA filings, they would not be able to receive and start reviewing our MAA until February 2009. As a result of the MHRA’s backlog, we are evaluating the opportunity to use another reference state for our filing under the mutual recognition system to accelerate the filing in Europe. Even though we are encouraged by the initial positive feedback from the MHRA, the risk remains that we may not be successful in convincing the MHRA and other European regulatory authorities to approve our product for marketing.

We are also developing Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to-date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S. We do not intend to conduct additional studies for this product until we have secured a co-development partner, which we are actively seeking.

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment. Our current efforts are focused on the development of viable topical treatments for psoriasis, a common dermatological condition.

Research and Development

Our research and development expenses for the years ended December 31 2007, 2006 and 2005 were $5,022,671, $5,425,137 and $11,222,099, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, through December 31, 2007, we have spent $91,492,702 on research and development.

Patents

We have thirteen U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT® -based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

The following table identifies our thirteen U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development, and the year of expiration for each patent:

Patent Name	Expiration Date

Biodegradable Absorption Enhancers	2008
Biodegradable Absorption Enhancers	2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2017
Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2017
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)-propionate *	2019
Topical Compositions Containing Prostaglandin E1	2019
CIP: Topical Compositions Containing Prostaglandin E1	2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
CIP: Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction	2020
Topical Stabilized Prostaglandin E Compound Dosage Forms	2023

* Composition of matter patent on our NexACT® technology which is included in all of our current products under development

The two patents covering the first generation of the NexACT® technology enhancer will expire in 2008 and 2009. However, our current products under development contain the second generation of the NexACT® technology which is protected by a patent that will expire in 2019.

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

Segment and Geographic Area Information

You can find information about our business segment and geographic areas of business in Note 15 of the Notes to Consolidated Financial Statements in Item 8.

Employees

As of March 12, 2008, we had 24 full time employees, 3 of whom have a Ph.D degree, 3 of whom are executive management and 17 of whom are engaged in research and development activities. We also rely on a number of consultants. None of our employees is represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company are set forth below.

Name	Age*	Title
Vivian H. Liu	46	Director, President and Chief Executive Officer and Secretary
Hemanshu Pandya	36	Vice President and Chief Operating Officer
Mark Westgate	38	Vice President and Chief Financial Officer and Treasurer

*As of March 1, 2008

Vivian H. Liu is, and has been, our President and Chief Executive Officer since June 2007 and Secretary since 1995, and also a Director of the Company since June 2007. Ms. Liu served as the Company’s Executive Vice President and Chief Operating Officer from January 2006 to June 2007, Vice President of Corporate Affairs from September 1995 until December 2005, Acting Chief Executive Officer from December 2005 until January 2006, Chief Financial Officer from January 2004 until December 2005, Acting Chief Financial Officer from 1999 to January 2004 and Treasurer from September 1995 through December 2005. In 1994, while the Company was in a transition period, Ms. Liu served as Chief Executive Officer. From 1985 to 1994, Ms. Liu was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her B.A. from the University of California, Berkeley.

Hemanshu Pandya is, and has been, our Vice President and Chief Operating Officer since October 2007. Mr. Pandya most recently served as Chief Commercial Officer for Putney, Inc., a start-up veterinary pharmaceutical company from March 2007 to July 2007. From August 2005 to December 2006, and prior to its merger with Watson Pharmaceuticals, Inc., Mr. Pandya was Senior Vice President of Business Development and Strategic Alliances for Andrx Pharmaceuticals, Inc., where he managed the licensing and co-development opportunities with strategic global partners. From August 2002 to August 2005, Mr. Pandya served as Vice President of Corporate Development and Commercial Operations for Able Laboratories, Inc. Prior to August 2002, Mr. Pandya served in various senior management positions with Ivax Pharmaceuticals, Inc. and Faulding/Purepac Pharmaceutical Company (subsequently Alpharma, Inc.). He received his Bachelor’s Degree from Rutgers University.

Mark Westgate is, and has been, our Vice President, Chief Financial Officer and Treasurer since December 2005. From March 2002 to December 2005, Mr. Westgate served as our Controller. He has over sixteen years of public accounting and financial management experience. From August 1998 to March 2002, Mr. Westgate served as Controller and Director of Finance for Lavipharm Laboratories Inc, a company specializing in drug delivery and particle design. Prior to joining Lavipharm, he was a supervisor at Richard A. Eisner & Company, LLP where he performed audits and provided tax advice for clients in various industries including biotech. Mr. Westgate is a Certified Public Accountant and a member of the New York State Society of Certified Public Accountants. He holds a B.B.A. in public accounting from Pace University.

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

ITEM 1A. RISK FACTORS.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We will need additional funds to continue our operations through 2008.

Our cash reserves as of the date of this report are $3.6 million. We received a $1.5 million milestone payment from Novartis on March 4, 2008 pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007. Although the completion of patient enrollment in the ongoing Phase 3 clinical trials for NM100060 triggers a $3 million milestone payment from Novartis, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004. Our cash reserves provide us with sufficient cash to fund our operations only through the end of the second quarter of 2008 based on our projected 2008 overhead expenses of approximately $500,000 per month and the anticipated expenditure of approximately $1.2 million in direct expenses budgeted for our early stage products under development and remaining costs related to the NDS in Canada for our ED Product. Upon receiving an approved claim on the NM100060 patent application, we will receive the balance of $1.5 million due from the patient enrollment milestone as well as a $2 million patent milestone from Novartis. These additional milestones, which we expect to receive in 2008, provide sufficient cash reserves to fund our operations through the end of the year. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all. Should we not receive an approved patent claim before the second quarter 2008, it will be necessary to obtain additional funding to continue our operations in 2008.

On March 5, 2008 we executed a non-binding term sheet with a potential buyer to close a sale-leaseback transaction on our East Windsor, New Jersey facility in the second quarter at a purchase price of $7 million. The closing of this transaction in the second quarter, along with our current cash reserves, would provide sufficient funding for our operations through 2008. However, there is no assurance that we can agree on terms and close this transaction in the second quarter of 2008 or at all.

We continue to incur operating losses.

Our current business operations began in 1994 and we have a limited operating history. We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $134,518,102 since our inception and through December 31, 2007. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing or commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development or from licensing fees, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in licensing, manufacturing, distributing and marketing our proposed products.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has modified their report on our December 31, 2007 consolidated financial statements included in our annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We will need partnering agreements and significant funding to continue with our research and development efforts, and they may not be available.

Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 were $5,022,671, $5,425,137 and $11,222,099, respectively. Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, through December 31, 2007 we have spent $91,492,702 on research and development. Given our current level of cash reserves and low rate of revenue generation, we will not be able to fully advance our products under development unless we enter into additional partnering agreements. If we are successful in entering into additional partnering agreements for our products under development, we may receive milestone payments, which will offset some of our research and development expenses.

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

In September 2005, we announced a global licensing agreement with Novartis, pursuant to which Novartis acquired the exclusive worldwide rights to NM100060, our topical anti-fungal nail treatment product, and agreed to pay us up to $51 million on the achievement of specific development and regulatory milestones and assume all costs and responsibilities related to NM100060. In addition, Novartis agreed to pay us royalties based upon the level of sales achieved. To date, we have received $4 million from Novartis. In order to realize the full potential of NM100060, we will depend upon Novartis for the development, manufacturing and commercialization of NM100060 and for obtaining regulatory approval of NM100060. In addition, many of the milestones upon which the Company would receive payment are based upon the satisfaction of criteria set by Novartis and the determination by Novartis to seek regulatory approval for the drug. Novartis may terminate the licensing agreement, in its entirety or on a country-by-country basis, by providing the Company up to 180 days notice. However, in such case Novartis would be obligated to complete the first Phase 3 clinical trial for the product and the rights to NM100060 would revert back to NexMed. Since we intend to pursue similar licensing arrangements for other products, we will similarly be dependent on our partners to realize the full potential of such products.

We depend on Warner Chilcott to realize the potential of our ED Product in the United States.

In November 2007, we announced a U.S. licensing agreement with Warner pursuant to which Warner acquired the exclusive U.S. rights to our ED Product, and agreed to pay us up to $12.5 million on the achievement of specific regulatory milestones and assume all costs and responsibilities related to the development, manufacturing and commercialization of our ED Product. In addition, Warner agreed to pay us royalties based upon the level of sales achieved. In order to realize the full potential of our ED Product in the U.S., we will depend upon Warner for the development, manufacturing and commercialization of our ED Product. However, should Warner determine that it does not wish to continue to seek regulatory approval of our ED Product then the licensing agreement would terminate and all rights would revert back to the Company.

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

We have thirteen U.S. patents either acquired or received out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications. The two patents covering the first generation of the NexACT® technology enhancer will expire in 2008 and 2009. However, our products under development contain the second generation of the NexACT® technology which is protected by a patent that will expire in 2019. While we believe there are significant disadvantages to using the permeation enhancers that are covered by the two patents expiring in 2008 and 2009, including the difficulty of formulation, there is always a risk that once our enhancers are off patent, they can be used by other parties to develop competitive products.

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

We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, with coverage of $1 million for any one claim and coverage of $3 million in total, but we do not maintain product liability insurance for marketed products as our products have yet to be commercialized. We may need to acquire such insurance coverage prior to the commercial introduction of our products. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

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

The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period from 12 months to several years. Upon completion of Phase 3 studies, a New Drug Application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

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

We are authorized to issue 130,000,000 shares of our capital stock, consisting of 120,000,000 shares of our Common Stock and 10,000,000 shares of our preferred stock of which 1,000,000 are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock and 600 are designated as Series C 6% Cumulative Convertible Preferred Stock. As of March 10, 2008, 83,108,002 shares of our Common Stock were issued and outstanding and 15,909,795 shares of our Common Stock were issuable upon the exercise or conversion of outstanding options and warrants. As of March 10, 2008, there were no shares of Series A, Series B or Series C Preferred Stock outstanding. In light of our possible future need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.

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

We currently have our principal executive offices, laboratories and pilot manufacturing plant in a 31,500 square foot facility in East Windsor, NJ, which we own. We have invested approximately $9.4 million for the land, building and upgrade.

NexMed International Limited subleased 1,000 square feet of office space in Hong Kong for approximately $3,000 per month pursuant to a month-to-month arrangement. In September 2007, the Company ceased all operations in Hong Kong.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market System (“NASDAQ”) under the symbol “NEXM.”

On March 10, 2008, the last reported sales price for our Common Stock on NASDAQ was $1.45 per share, and we had 215 holders of record of our Common Stock.

The following table sets forth the range of the high and low sales prices as reported by NASDAQ for each quarter from January 1, 2006 to December 31, 2007.

	Price of Common Stock ($)
	High	Low
2007
First Quarter	1.54	0.72
Second Quarter	2.05	1.24
Third Quarter	1.90	1.47
Fourth Quarter	1.71	1.34

2006
First Quarter	1.15	0.65
Second Quarter	0.90	0.47
Third Quarter	0.91	0.60
Fourth Quarter	0.84	0.48

Dividends

We have never paid cash dividends on our common stock and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

Performance comparison of total return of NexMed, Inc., the U.S. NASDAQ Stock market and NASDAQ Pharmaceuticals stocks

The following graph shows the yearly change in cumulative total stockholder return on NexMed Common Stock compared to the cumulative total return on the Nasdaq Stock Market (U.S.) and Nasdaq Pharmaceutical Stocks for the past 5 fiscal years (assuming a $100 investment on December 31, 2002 and quarterly reinvestment of dividends during the period).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NexMed, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

$600
$500
$400
$300
$200
$100
$0
12/02
12/03
12/04
12/05
12/06
12/07
NexMed, Inc.
NASDAQ Composite
NASDAQ Pharmaceutical

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

NexMed, Inc.	100.00	561.97	211.27	108.45	94.37	200.00
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
NASDAQ Pharmaceutical	100.00	144.23	159.47	159.95	162.76	152.73

Unregistered sales of equity securities and use of proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

Income Statement Data
	2007	2006	2005	2004	2003
Revenue
Product sales and royalties	$4,036	$7,243	$9,702	$9,519	$6,206
Licensing and research and development fees	$1,266,331	$1,859,684	$2,389,459	$349,850	$104,537
Total Expenses, net	$(10,057,595)	$(9,910,180)	$(17,841,599)	$(17,383,017)	$(17,344,309)
Net Loss	$(8,787,228)	$(8,043,253)	$(15,442,438)	$(17,023,648)	$(17,233,566)
Basic and Diluted Loss per Share	$(0.11)	$(0.12)	$(0.32)	$(0.39)	$(0.60)
Weighted Average Common Shares Outstanding Used for Basic and Diluted Loss per Share	82,015,909	66,145,807	52,528,345	43,603,546	33,649,774

Balance Sheet Data	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Total Assets	$10,672,706	$19,933,634	$13,331,943	$20,272,661	$23,133,679
Total Long Term Liabilities	$3,538,051	$1,058,098	$4,122,997	$6,801,826	$7,335,877
Stockholders’ Equity	$4,804,757	$11,504,475	$640,354	$11,401,285	$12,723,408

We do not have any off-balance sheet arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

General

We are currently focusing our efforts on new and patented topical pharmaceutical products based on a penetration enhancement drug delivery technology known as NexACT®, which may enable an active drug to be better absorbed through the skin.

We have applied the NexACT® technology to a myriad of drug compounds and delivery systems, and are in various stages of developing new topical treatments for sexual dysfunction, nail fungus, psoriasis, and other dermatological conditions.

We intend to pursue our research, development, and execute a business strategy with the goal of achieving a level of development sufficient to enable us to attract potential strategic partners with resources sufficient to further develop and market our proprietary products both domestically and internationally.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2007, we had an accumulated deficit of $134,518,102. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

On October 26, 2007 we issued a note in a principal amount of $3 million (the “2007 Note”). The 2007 Note is due June 30, 2009 and accretes interest at a rate of 8% per annum as discussed in Note 7 of the consolidated financial statements in Item 8. We used approximately $2.1 million of the 2007 Note proceeds to pay in full the principal amount of the $2 million note that was due on December 31, 2007, plus accrued interest as discussed in Note 6 of the consolidated financial statements in Item 8. The approximately $900,000 remaining was added to our current cash reserves along with the $500,000 up front payment received from Warner as discussed in Note 3 of the consolidated financial statements. Additionally, we received a $1.5 million milestone payment from Novartis on March 4, 2008 pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007. Although the completion of patient enrollment in the ongoing Phase 3 clinical trials for NM100060 triggers a $3 million milestone payment from Novartis, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004. Our cash reserves of $3.6 million as of the date of this report provides us with sufficient cash reserves to fund our operations through the end of the second quarter of 2008 based on our projected 2008 monthly overhead costs of approximately $500,000 and the anticipated expenditure of approximately $1.2 million in direct expenditures budgeted for our early stage products under development and remaining costs related to the NDS in Canada for our ED Product. Upon receiving an approved claim on the NM100060 patent application we will receive the balance of $1.5 million due from the patient enrollment milestone as well as a $2 million patent milestone from Novartis. These additional milestones, which we expect to receive in 2008, provide sufficient cash reserves to fund our operations through the end of the year. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all. Should we not receive an approved patent claim before the second quarter 2008, it will be necessary to obtain additional funding to continue our operations in 2008.

On March 5, 2008 we executed a non-binding term sheet with a potential buyer to close a sale-leaseback transaction on our East Windsor, New Jersey facility in the second quarter at a purchase price of $7 million. The closing of this transaction in the second quarter, along with our current cash reserves, would provide sufficient funding for our operations through 2008. However, there is no assurance that we can agree on terms and close this transaction in the second quarter of 2008 or at all.

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

At December 31, 2007 we had cash and cash equivalents and short term investments of approximately $3.5 million as compared to $12.1 million at December 31, 2006. Our net decrease in cash in 2007 is the result of our average fixed monthly overhead costs of approximately $450,000 per month, direct costs of approximately $1.5 million related to the preparation of the regulatory filings for our ED Product, the repayment of the $3 million convertible notes and $2 million note payable as discussed in Notes 6 and 7 of the consolidated financial statements in Item 8. The repayment of the notes was partially funded by the $2.8 million in net proceeds received from the 2007 Note as discussed above and in Note 7 of the consolidated financial statements. Additionally, the $500,000 up-front payment received from Warner as discussed above and in Note 3 of the consolidated financial statement partially offset our reduction in cash in 2007.

At December 31, 2007 we had other receivable of $0 as compared to $183,700 at December 31, 2006. The other receivable consists of amounts billed to Novartis in connection with the exclusive global licensing agreement for our NM100060 nail lacquer. Pursuant to the terms of the agreement, Novartis has agreed to reimburse us for related patent expenses as well as the remaining costs for completion of preclinical studies that we had begun prior to the signing of the agreement. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, we did not bill Novartis for any preclinical reimbursement costs in the remainder of 2007 and will not be billing Novartis for such costs in any future periods.

At December 31, 2007, we had $693,774 in payroll related liabilities as compared to $156,567 at December 31, 2006. The increase is attributable to the payment of 2006 bonuses in 2006 whereas in 2007 our bonuses were accrued in 2007 but are not being paid until the first quarter of 2008.

At December 31, 2007 we had convertible notes of $0 as compared to $3,000,000 at December 31, 2006. The notes were due and paid in cash on May 31, 2007. Therefore, at December 31, 2007, there is no remaining balance due to the holders of the convertible notes.

For the year ended December 31, 2007 we incurred loss on disposal of fixed assets (included in general and administrative expenses in our consolidated statement of operations) of $10,121 as compared to $473,312 in 2006. The loss on disposal of fixed assets resulted from the consolidation of our operations in 2006 into our East Windsor facility. In consolidating our facilities and reducing staff in 2006 we determined that we had excess laboratory equipment. We wrote off obsolete equipment and sold many pieces of equipment.

Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility which we are currently occupying.

		Less than	1-3	3-5	More than
Comtractual Obligations	Total	1 year	years	years	5 years
Long-term debt*	$3,360,000	$240,000	$3,120,000	$0	$0
Purchase obligations**	4,182,700	3,346,160	836,540	0	0
Other long- term liabilities***	1,428,700	109,900	329,700	329,700	659,400

	$8,971,400	$3,696,060	$4,286,240	$329,700	$659,400

*	Long-term debt consists of one note totaling $3 million plus all related interest.
**
Purchase obligations consist of a clinical research agreement that can be cancelled at any time on thirty days prior written notice.
The Penalty for our cancellation of this agreement totaling $4,182,700 is approximately $1.1 million if cancelled prior to 50% completion or 10% of outstanding contract amount at the time of cancellation if cancelled after the study is 50% complete.

***
Represents payments to be made according to a deferred compensation agreement. The present value of these payments is recorded on the balance sheet under deferred compensation in the amount of $1,060,274.

The following table summarizes our contractual obligations and the periods in which payments are due as of December 31, 2007:

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

Critical Estimate: Estimated undiscounted future cash flows are based on revenue projections for our products under development for which the long-lived assets are used. In 2005 and 2004, we performed a review for impairment of our manufacturing facility based on projections of sales of our product candidates. Overestimating the future cash flows resulting from the commercialization of our ED Product may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

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

Also, licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), and EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

In addition, EITF No. 00-21 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments are and will be deferred and recognized as revenue over the performance period of such license agreement.

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

Comparison of Results of Operations between the Years Ended December 31, 2007 and 2006

Revenues. We recorded revenues of $1,270,367 during 2007 as compared to $1,866,927 during 2006. The decrease in revenue in 2007 is primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 3 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in the first quarter of 2006 because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006. This decrease in revenue is partially offset by the $111,000 in revenue recognized in 2007 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 3 of the Consolidated Financial Statements.

Research and Development Expenses. Our research and development expenses decreased from $5,425,137 in 2006 to $5,022,671 in 2007. Research and development expenses in 2007 included approximately $2 million attributable to our ED Product and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $940,000 for NM100060 and $997,000 for our ED Product during 2006. The majority of our expenses in 2007 were related to the filing of the NDA and NDS for our ED Product in 2007. We no longer have research and development expenses related to NM100060, as we are no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis. In 2008, we anticipate minimal expenses related to the European regulatory filing for our ED Product. A large portion of our 2008 research and development expenses will be for the other NexACT® technology based products under development.

General and Administrative Expenses. Our general and administrative expenses have increased from $5,570,765 in 2006 to $5,634,479 in 2007. The modest increase in 2007 is primarily due to New Jersey State sales tax paid of approximately $257,000 as a result of a sales tax audit covering the period from 2000 to 2007, approximately $175,000 in consulting fees for business development and market research activities related to identifying potential commercial partners for our ED product and an increase of approximately $300,000 in legal fees related to the national filings of patent applications for our ED Product as well as legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement of our herpes treatment medical device. In 2006 we recorded a loss on disposal of equipment of approximately $473,000 as a result of the consolidation of our operations in that year.

Interest Expense. We recognized $481,862 and $380,860 in interest expense in 2007 and 2006 respectively. The increase is primarily due to the $3 million mortgage note executed in October 2007 as discussed in Note 7 of the Consolidated Financial Statements whereby we began amortizing $51,255 of the note discount in 2007. Additionally, as discussed in Note 7 of the Consolidated Financial Statements, in 2007 we incurred ten months of interest expense on the $2 million Note that was repaid in October 2007 as compared to only one month of interest in 2006.

Other income. Other income was $0 in 2007 as compared to $627,455 in 2006. The 2006 other income consisted of a one-time payment received when Schering elected to terminate the supply and distribution agreement for our ED Product without cause. Pursuant to the agreement, Schering was obligated to pay a termination fee of 500,000 Euros or $627,455.

Net Loss. The net loss was $8,787,228 and $8,043,253 in 2007 and 2006, respectively. The increase is primarily attributable to the decrease in revenues primarily attributable to the method used to recognize revenue from the $4 million up-front payment received in 2005 from Novartis under the licensing agreement for NM100060. As discussed in Note 3 to the Consolidated Financial Statements, the Novartis agreement was amended in February 2007 such that beginning with the first quarter of 2007 we are recognizing the initial up-front payment and preclinical reimbursement revenue from this agreement based on a straight-line basis over the 18 month period ended June 30, 2008 rather than the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. Accordingly, the Company recognized significantly more revenue in 2006 as the preclinical studies were initiated because the high costs to initiate the preclinical studies in 2005 and early 2006 resulted in a larger portion of revenue recognized under the cost-to-cost method in 2006.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $8,787,228 or $0.11 per share as compared to $8,108,414 or $0.12 per share for 2006. The increase in net loss applicable to common stock is primarily attributable to the decrease in revenue as discussed above.

Comparison of Results of Operations between the Years Ended December 31, 2006 and 2005

Revenues. We recorded revenues of $1,866,927 during 2006 as compared to $2,399,161 in 2005. The revenue consisted of $7,243 and $9,702, respectively, of royalties received from our Asian licensee on sales of Befar® in Hong Kong and China. and $1,859,684 and $2,389,459, respectively, of revenue recognized on our Novartis licensing agreement.

Research and Development Expenses. Our research and development expenses decreased from $11,222,099 in 2005 to $5,425,137 in 2006. Research and development expenses in 2006 included approximately $997,000 attributable to Alprox-TD® and $940,000 attributable to NM100060, $233,000 attributable to severance pay related to our restructuring program initially implemented in December 2005 and the balance of approximately $3.1 million attributable to other NexACT® technology based products and indirect overhead related to research and development including costs to consolidate our three research and development labs into our one location in East Windsor, as compared to approximately $2.2 million attributable to Alprox-TD®, and $3.2 million attributable to NM100060 with the balance attributable to other NexACT® technology based products and indirect overhead related to research and development in 2005. Research and development expenses related to NM100060 was a net zero in 2006 as Novartis has taken over all development costs and reimbursed us for our remaining preclinical studies. Such reimbursement is shown as licensing fee revenue in the consolidated statements of operations. Additionally, total research and development expenses for the full year 2006 were lower as compared to 2005 expenses as we have significantly reduced the research and development staff and consolidated our facilities in 2006.

General and Administrative Expenses. Our general and administrative expenses have decreased from $6,878,335 in 2005 to $5,570,765 in 2006. The decrease is primarily due to a decrease in overhead, including rent, insurance and utilities, of approximately $506,000 as a result of the completion of our consolidation of facilities in April 2006. We had a decrease in general and administrative salaries of approximately $1,665,000 as a result of 2005 accrued severance and deferred compensation in connection with our restructuring program initially implemented in December 2005 which reduced our total staff for 2006. There was also a decrease in legal expenses of approximately $390,000 due to the fact that we had no active lawsuits pending in 2006 whereas we had one outstanding lawsuit in 2005. We also had a decrease in legal fees related to patents of approximately $410,000 as a result of our decision to reduce the number of national patent filings we would pursue on early stage pipeline products. These decreases were partially offset by an increase in compensation expense of $1,127,603 as a result of adopting SFAS 123R on January 1, 2006 which requires the recognition of compensation expense for all stock-based awards made to employees and directors. Additionally, in 2006 we recognized a loss on the disposal of equipment of approximately $473,000 as a result of the consolidation of our operations into our East Windsor facility.

Interest Expense. We recognized $380,860 in interest expense in 2006 as compared to $344,352 in interest expense in 2005. The increase is primarily due to imputed interest expense related to approximately $110,000 in deferred compensation payments made to Dr. Joseph Mo, former CEO, pursuant to the deferred compensation agreement as discussed in Note 5 of the Consolidated Financial Statements.

Other income. Other income was $627,455 in 2006 as compared to zero during the same period in 2005. The 2006 other income consisted of a one-time payment received when Schering elected to terminate the supply and distribution agreement for our ED Product without cause. Pursuant to the agreement, Schering was obligated to pay a termination fee of 500,000 Euros or $627,455.

Net Loss. The net loss was $8,043,253 and $15,442,438 in 2006 and 2005, respectively. The decrease is mostly due to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006.

Net Loss applicable to Common Stock. The net loss applicable to common stock was $8,108,414 or $0.12 per share for 2006 as compared to $16,550,479 or $0.32 per share for 2005. The decrease in net loss applicable to common stock is primarily attributable to our restructuring program initially implemented in December 2005 whereby we significantly reduced our research and development project expenditures and staff and reduced our overhead by consolidating our facilities in 2006. The decrease also resulted from the large deemed dividend to preferred shareholders in the second and third quarters of 2005 as discussed in Note 9 of the Consolidated Financial Statements.

Quarterly Results

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2007 and 2006. The operating results are not necessarily indicative of results for any future period.

For the Three Months Ended

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total Revenues	$286,959	$283,417	$296,390	$403,601
Loss from Operations	($2,023,819)	($1,975,228)	($2,007,823)	($3,379,913)
Net Loss	($2,039,309)	($1,991,021)	($2,026,378)	($2,730,520)
Basic & Diluted Loss Per Share	$(0.03)	$(0.02)	$(0.02)	$(0.03)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total Revenues	$453,947	$533,655	$446,268	$433,057
Loss from Operations	($2,886,199)	($1,628,263)	($1,965,890)	($2,648,623)
Net Loss	($2,906,293)	($1,022,851)	($1,987,835)	($2,126,274)
Basic & Diluted Loss Per Share	$(0.05)	$(0.02)	$(0.03)	$(0.03)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk. The interest rates on our existing debt are fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NexMed, Inc.
Consolidated Balance Sheets

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of NexMed, Inc

We have audited the accompany consolidated balance sheets of NexMed, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006. Our audits also include the financial statement schedule included in Item 15. We also have audited NexMed, Inc.‘s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NexMed, Inc.‘s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of NexMed, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, NexMed, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of Financial Accounting Standards No. 109. Also, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for “stock-based compensation”.

/s/ Amper, Politziner & Mattia, PC

March 10, 2008
Edison, New Jersey

NexMed, Inc.
Consolidated Balance Sheets

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NexMed, Inc.:

In our opinion, the consolidated statement of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of NexMed, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Balance Sheets

	December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$2,735,940	$11,069,133
Short term investments	750,000	1,000,000
Other receivable	-	183,700
Debt issuance cost, net of accumulated amortization of $7,565 and $11,742	68,081	27,803
Prepaid expenses and other current assets	127,659	164,898

Total current assets	3,681,680	12,445,534

Fixed assets, net	6,956,986	7,488,100
Debt issuance cost, net of accumulated amortization of $3,782	34,040	-

Total assets	$10,672,706	$19,933,634

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$621,668	$587,750
Payroll related liabilities	693,774	156,567
Deferred revenue	953,528	1,693,917
Deferred compensation - current portion	60,929	60,212
Note payable, net of debt discount of $127,385	-	1,872,615
Convertible notes payable - current portion	-	3,000,000

Total current liabilities	2,329,899	7,371,061

Long term liabilities
Note payable, net of debt discount of $461,295	2,538,705	-
Deferred compensation	999,345	1,058,098

Total liabilities	5,867,949	8,429,159

Commitments and contingincies (Note 14)

Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized,
83,063,002 and 80,285,905 shares issued and outstanding, respectively	83,065	80,287
Additional paid-in capital	139,239,794	137,164,658
Accumulated other comprehensive loss	-	(9,596)
Accumulated deficit	(134,518,102)	(125,730,874)

Total stockholders' equity	4,804,757	11,504,475

Total liabilities and stockholders' equity	$10,672,706	$19,933,634

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006	2005

Revenues, principally license fee revenue	1,270,367	1,866,927	2,399,161

Costs and expenses
Research and development	5,022,671	5,425,137	11,222,099
General and administrative	5,634,479	5,570,765	6,878,335

Total costs and expenses	10,657,150	10,995,902	18,100,434

Loss from operations	(9,386,783)	(9,128,975)	(15,701,273)

Other income (expense)
Other income	-	627,455	-
Interest income	275,508	271,730	122,071
Interest expense	(481,862)	(380,860)	(344,352)
Total other income (expense)	(206,354)	518,325	(222,281)

Loss before benefit from income taxes	(9,593,137)	(8,610,650)	(15,923,554)

Benefit from income taxes	805,909	567,397	481,116

Net loss	(8,787,228)	(8,043,253)	(15,442,438)

Deemed dividend to preferred shareholders
from beneficial conversion feature	-	(49,897)	(984,715)
Preferred dividend	-	(15,264)	(123,326)

Net loss applicable to common stock	(8,787,228)	(8,108,414)	(16,550,479)

Other comprehensive loss
Foreign currency translation adjustments	-	-	592

Comprehensive loss	$(8,787,228)	$(8,043,253)	$(15,441,846)

Basic and diluted loss per share	$(.11)	$(.12)	$(.32)

Weighted average common shares outstanding
used for basic and diluted loss per share	82,015,909	66,145,807	52,528,345

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Foreign
	Common	Common	Additional		Currency	Total
	Stock	Stock	Paid-In	Accumulated	translation	Stockholders'
	(Shares)	(Amount)	Capital	Deficit		Equity

Balance at January 1, 2005	51,687,046	$51,688	$113,604,968	($102,245,183)	($10,188)	$11,401,285

Issuance of common stock upon exercise of stock options and warrants	578,286	578	833,848	-	-	834,426
Issuance of compensatory options and warrants to consultants	-	-	82,210	-	-	82,210
Issuance of common stock in payment of interest on convertible notes	218,545	218	303,948	-	-	304,166
Amortization of beneficial conversion feature, discount and issuance costs related to preferred stock	-	-	(1,032,391)	-	-	(1,032,391)
Issuance of common stock upon conversion of preferred stock, including dividends paid in stock	3,215,590	3,216	3,479,758	-	-	3,482,974
Discount on preferred stock, including beneficial conversion features and fair value of detachable warrants	-	-	1,009,530			1,009,530
Cumulative translation adjustment					592	592
Net loss				(15,442,438)		(15,442,438)

Balance at December 31, 2005	55,699,467	55,700	118,281,871	(117,687,621)	(9,596)	640,354

Issuance of common stock upon exercise of stock options and warrants, net	208,095	208	97,108	-	-	97,316
Issuance of compensatory options to employees and consultants	-	-	1,214,403	-	-	1,214,403
Issuance of common stock in payment of interest on convertible notes	392,467	393	303,774	-	-	304,167
Issuance of compensatory stock to the board of directors	197,264	197	143,804	-	-	144,001
Issuance of common stock from private placement, net of offering costs	22,664,191	22,664	16,318,993	-	-	16,341,657
Issuance of common stock upon conversion of preferred stock, including dividends paid in stock	1,124,421	1,125	873,875	-	-	875,000
Amortization of beneficial conversion feature, discount and issuance costs related to preferred stock			(207,170)	-	-	(207,170)
Discount on Note payable for issuance of warrants			138,000	-	-	138,000
Net loss	-	-	-	(8,043,253)	-	(8,043,253)
	80,285,905	$80,287	$137,164,658	($125,730,874)	($9,596)	$11,504,475
Balance at December 31, 2006

Issuance of common stock upon exercise of stock options and warrants, net	1,717,943	1,718	219,175	-	-	220,893
Issuance of compensatory options to employees and consultants	-	-	776,835	-	-	776,835
Issuance of compensatory stock to employees and consultants	609,000	609	89,391	-	-	90,000
Issuance of common stock in payment of interest on notes	145,614	146	190,602	-	-	190,748
Issuance of compensatory stock to the board of directors	304,540	305	288,693	-	-	288,998
Net offering costs from issuance of common stock	-	-	(2,110)	-	-	(2,110)
Discount on Note payable for issuance of warrants	-	-	512,550	-	-	512,550
Realized gain on foreign currency exchange					9,596	9,596
Net loss	-	-	-	(8,787,228)	-	(8,787,228)

Balance at December 31, 2007	83,063,002	$83,065	$139,239,794	($134,518,102)	-	$4,804,757

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(8,787,228)	$(8,043,253)	$(15,442,438)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	621,869	842,087	953,051
Non-cash interest, amortization of debt discount and
deferred financing costs	408,538	328,050	315,512
Non-cash compensation expense	1,155,832	1,358,403	82,210
Net gain on foreign currency exchange	9,596	-	-
Loss on disposal of property and equipment	10,121	473,312	16,371
Changes in assets and liabilities
Decrease (increase) in other receivable	183,700	(183,700)	(582,440)
Decrease in prepaid expense and other assets	37,239	791,477	1,025,579
(Decrease) increase in deferred revenue	(740,389)	(1,091,884)	2,785,801
Increase in payroll related liabilities	537,207	156,567	858,011
(Decrease) increase in deferred compensation	(58,036)	(59,889)	610,199
Increase (decrease) in accounts payable and accrued expenses	33,918	(1,238,184)	(457,577)
Net cash used in operating activities	(6,587,633)	(6,667,014)	(9,835,721)
Cash flows from investing activities
Proceeds from sale of fixed assets	-	178,769	-
Capital expenditures	(100,875)	(76,553)	(160,694)
Proceeds from collection of note receivable	-	-	-
Purchases of short term investments	(3,000,000)	(6,000,000)	(1,500,000)
Proceeds from sale of short term investments	3,250,000	5,500,000	2,384,000
Net cash provided by (used in) investing activities	149,125	(397,784)	723,306
Cash flows from financing activities
Issuance of common stock, net of offering costs	(2,110)	16,341,657	-
Proceeds from exercise of stock options and warrants	220,893	97,316	834,426
Issuance of preferred stock, net of offering costs	-	-	4,219,969
Redemption of preferred stock	-	-	(92,027)
Issuance of notes payable, net of debt issue costs	2,886,532	1,975,000	-
Repayment of notes payable	(2,000,000)
Repayment of convertible notes payable	(3,000,000)	(3,000,000)	-
Principal payments on capital lease obligations	-	(233,823)	(644,049)
Net cash (used in) provided by financing activities	(1,894,685)	15,180,150	4,318,319
Effect of foreign exchange on cash	-	-	592
Net increase (decrease) in cash and cash equivalents	(8,333,193)	8,115,352	(4,793,504)
Cash and cash equivalents
Beginning of year	11,069,133	2,953,781	7,747,285
End of year	$2,735,940	$11,069,133	$2,953,781

Cash paid for interest	$119,307	$91,912	$40,185

Supplemental disclosure of non-cash investing and financing activities:
Payment of interest in common stock	190,748	304,167	304,166
Amortization of debt discount	178,640	10,615	-
Conversion of preferred stock to common stock	-	859,736	3,359,648
Deemed dividend to preferred shareholders	-	-	984,715
Preferred stock dividend paid in common stock	-	15,264	123,326

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

The Company was incorporated in Nevada in 1987. In January 1994, the Company began research and development of a device for the treatment of herpes simplex. The Company, since 1995, has conducted research and development both domestically and abroad on proprietary pharmaceutical products, with the goal of growing through acquisition and development of pharmaceutical products and technology.

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $134,518,102 at December 31, 2007 and expects that it will incur additional losses in the future completing the research, development and commercialization of its technologies. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company’s product candidates. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company. If the Company is unable to obtain additional financing, operations will need to be discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short term investments
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

NexMed, Inc.
Notes to Consolidated Financial Statements

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

Long-lived assets
The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. No such impairment losses have been recorded by the Company during 2007, 2006 or 2005.

Revenue recognition
Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts. Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

Revenues earned under licensing and research and development contracts are recognized in accordance with the cost-to-cost method whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable. All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statement of Operations.

Also, licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101) and EITF No. 91-6 and EITF No. 00-21 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

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

At December 31, 2007, 2006 and 2005, outstanding options to purchase 3,469,841, 3,663,421, and 5,018,880 shares of common stock, respectively, with exercise prices ranging from $0.55 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive. At December 31, 2007, 2006 and 2005, outstanding warrants to purchase 12,439,954, 20,125,027, and 11,030,550 shares of common stock, respectively, with exercise prices ranging from $0.55 to $4.04 have also been excluded from the computation of diluted loss per share as they are antidilutive. Promissory notes convertible into 600,000 shares of common stock in 2006 and 1,200,000 shares of common stock (see Note 6) in 2005 have also been excluded from the computation of diluted loss per share, as they are antidilutive. Series C 6% cumulative convertible preferred stock (see Note 9) convertible into 643,382 shares of common stock in 2005 have also been excluded from the computation of diluted loss per share, as it is antidilutive.

Accounting for stock based compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes expense for all equity awards granted during the year ended December 31, 2006 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company accounts for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Any options issued to non-employees are recorded in the consolidated financial statements in deferred expenses in stockholders' equity using the fair value method and then amortized to expense over the applicable service periods (See Note 8). As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of the Company's common stock.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 is $1,095,834 and $1,358,403 more, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 of $(0.11) and $(0.12), respectively, is $0.01 and $0.02 more than if the Company had not adopted SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for year ended December 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

NexMed, Inc.
Notes to Consolidated Financial Statements

2005

Net loss applicable to common stock, as reported	$(16,550,479)
Add: Stock-based compensation expense included
in reported net loss	82,210
Deduct: Total stock-based compensation expense determined
under fair-value based method for all awards	(1,147,979)
Proforma net loss applicable to common stock	$(17,616,248)

Basic and diluted loss per share:
As reported	$(0.32)
Proforma	$(0.34)

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations:

	Year Ended
	December 31, 2007	December 31, 2006
Research and development	111,108	122,800
General and administrative	$1,044,724	$1,235,603

Total stock-based compensation expense	$1,155,832	$1,358,403

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2007 and 2006:

Dividend yield	0.00%
Risk-free yields	1.35% - 5.02%
Expected volatility	80% - 103.51%
Expected option life	1 - 6 years
Forfeiture rate	6.41%

NexMed, Inc.
Notes to Consolidated Financial Statements

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

Additional disclosures required under SFAS 123R are presented in Note 8.

Concentration of credit risk
From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts.

Comprehensive loss
The Company has recorded comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” , which requires the presentation of the components of comprehensive loss in the Company’s financial statements. Comprehensive loss is defined as the change in the Company’s equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments and unrealized gains/losses on available for sale securities). Accumulated other comprehensive loss included in the Company’s balance sheet is comprised of translation adjustments from the Company’s foreign subsidiaries and unrealized gains and losses on investment in marketable securities.

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

Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" . FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact of adopting FAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" , which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51" ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

In December 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 provides guidance concerning: determining whether an arrangement constitutes a collaborative arrangement within the scope of the Issue; how costs incurred and revenue generated on sales to third parties should be reported in the income statement; how an entity should characterize payments on the income statement; and what participants should disclose in the notes to the financial statements about a collaborative arrangement. The provisions of EITF 07-1 will be adopted in 2009. The Company is in the process of evaluating the impact, if any, of adopting EITF 07-1 on our financial statements.

3.	Licensing and Research and Development Agreements

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner”) for its topical alprostadil-based cream treatment for erectile dysfunction (“ED Product”). Under the agreement, Warner acquired the exclusive rights in the United States to the ED Product and will assume all further development, manufacturing, and commercialization responsibilities as well as costs. Warner agreed to pay the Company an up front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones. In addition, the Company is eligible to receive royalties in the future based upon the level of sales achieved by Warner, assuming the product is approved by the FDA.

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company is recognizing the initial up-front payment as revenue on a straight line basis over the estimated 9 month period ending July 31, 2008 which is the remaining anticipated review time by the FDA for the Company’s new drug application filed in September 2007 for the ED Product. Pursuant to the agreement, NexMed is responsible for the regulatory approval of the ED Product. Accordingly, for the year ended December 31, 2007, the Company recognized licensing revenue of $111,111 related to the Warner agreement.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its anti-fungal product, NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million. The Company began recognizing the initial up front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 is being recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which is the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the year ended December 31, 2007, the Company recognized licensing revenue of $846,960 related to the Novartis agreement.

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

4.	Fixed Assets

Fixed assets at December 31, 2007 and 2006 were comprised of the following:

NexMed, Inc.
Notes to Consolidated Financial Statements

	2007	2006

Land	$363,909	$363,909
Building	7,371,607	7,317,865
Machinery and equipment	2,630,155	2,642,030
Computer software	600,167	596,605
Furniture and fixtures	188,935	196,027
	11,154,773	11,116,436

Less: accumulated depreciation	(4,197,787)	(3,628,336)

	$6,956,986	$7,488,100

Depreciation and amortization expense was $621,870, $842,087, and $953,051 for 2007, 2006 and 2005 respectively, of which $0, $188,825, and $378,789 related to capital leases for the respective years.

5.	Deferred Compensation

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. The monthly deferred compensation payment through May 15, 2021 will be $9,158. As of December 31, 2007 and 2006, the Company has accrued $1,060,274 and $1,118,310 respectively, which is included in deferred compensation, based upon the estimated present value of the vested portion of the obligation.

6.	Convertible Notes Payable

On December 12, 2003, the Company issued convertible notes in an aggregate principal amount of $6 million. The notes were payable in two installments of $3 million on November 30, 2006 and May 31, 2007 and were collateralized by the Company’s facility in East Windsor, New Jersey which has a carrying value of approximately $6.9 million. The notes were convertible into shares of the Company’s common stock at a conversion price initially equal to $6.50 per share (923,077 shares). Pursuant to the terms of the Notes, the conversion price was adjusted on June 14, 2004 to the greater of (i) the volume weighted average price of the Company’s stock over the six-month period ending on such date and (ii) $5.00. Since the volume weighted average price of the Company’s stock during this period was below $5.00, the conversion price was adjusted to $5.00 (1,200,000 shares). Interest accreted on the notes on a semi-annual basis at a rate of 5% per annum, and the Company could pay such amounts in cash or by effecting the automatic conversion of such amount into the Company’s common stock at a 5% premium to the then average market prices.

NexMed, Inc.
Notes to Consolidated Financial Statements

In April and October 2006, respectively, the Company issued 164,855 shares and 227,612 shares of its common stock as payment of an aggregate of $304,167 in interest on the notes. During 2005 and 2004, the Company issued 218,545 and 130,673 shares of its common stock as payment of $304,167 in interest on the notes.

On November 30, 2006, the Company paid in cash the $3 million installment due plus accrued interest of $25,417. The remaining $3 million balance plus accrued interest of $25,417 on the note was paid on May 31, 2007 such that no amounts remain outstanding at December 31, 2007.

For the years ended December 31, 2006 and 2005, the Company recorded amortization of the debt issuance costs of $11,345 in each year.

7.	Notes Payable

October 2007 Note

On October 26, 2007 the Company issued a note in a principal amount of $3 million. The note is payable on June 30, 2009 and can be prepaid by the Company at any time without penalty. Interest accretes on the note on a quarterly basis at a rate of 8.0% per annum. The note is collateralized by the Company’s facility in East Windsor, New Jersey.

The Company also issued to the noteholder a 5-year detachable warrant to purchase 450,000 shares of common stock at an exercise price of $1.52. Of the total warrants issued, 350,000 warrants vest immediately and the remaining 100,000 warrants will vest if the note remains outstanding on October 26, 2008. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $512,550 to the warrants. The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the note that is being amortized over the 20-month period ended June 30, 2009.

For the year ended December 31, 2007, the Company recorded $51,255 of amortization related to the note discount.

November 2006 Note

On November 30, 2006, the Company issued a note in the principal amount of $2 million. The note was payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor, New Jersey. Interest accreted on the note on a quarterly basis at a rate of 7.5% per annum provided, however, if the Company had not entered into a contract of sale of the East Windsor property on or prior to May 31, 2007, and the note had not be repaid by such date, the interest rate would increase to 8.5%. As such, on May 31, 2007, the interest rate increased to 8.5%.

On February 28, 2007, the Company issued 28,809 shares of its common stock as payment of an aggregate of $25,000 in interest on the note.

On May 1, 2007, the Company issued 30,711 shares of its common stock as payment of an aggregate of $37,500 in interest on the note.

NexMed, Inc.
Notes to Consolidated Financial Statements

On August 1, 2007 the Company issued 26,518 shares of its common stock as payment of an aggregate of $40,833 in interest on the note.

The Company also issued the noteholder a 4-year detachable warrant to purchase 500,000 shares of common stock at an exercise price of $0.5535. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $138,000 to the warrants. The relative fair value of the warrants was allocated to additional paid in capital and treated as a discount to the note that was being amortized through the October 2007 repayment date.

This note was paid on October 29, 2007 with the proceeds from the issuance of the $3 million note referred to above. The Company paid in cash the $2 million balance on the Note plus accrued interest of $42,028.

For the year ended December 31, 2007, the Company recorded $127,385 of amortization related to the note discount.

8.	Stock Options and Restricted Stock

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

The following table summarizes information about options outstanding at December 31, 2007:

NexMed, Inc.
Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2005	5,215,081	$2.91
Granted	400,650	1.03
Exercised	(106,400)	1.08
Cancelled	(490,451)	2.62
Outstanding at December 31, 2005	5,018,880	$2.83
Granted	1,993,750	0.78
Exercised	(354,666)	0.71
Cancelled	(2,994,543)	3.28
Outstanding at December 31, 2006	3,663,421	$1.52
Granted	202,100	1.41
Exercised	(78,480)	1.07
Cancelled	(317,200)	2.82

Outstanding at December 31, 2007	3,469,841	$1.41	7.14 years	$1,653,679

Vested or expected to vest at
December 31, 2007	3,247,424	$1.41	7.14 years	$1,578,078

Exercisable at December 31, 2007	3,122,740	$1.43	6.93 years	$1,578,078
Exercisable at December 31, 2006	2,395,897	$1.83
Exercisable at December 31, 2005	4,443,730	$2.94

Options available for grant at December 31, 2007	52,278

The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $1.41, $0.78, and $1.03, respectively. The intrinsic value of options exercised during the year ended December 31, 2007 was $110,556.

As of December 31, 2007, there was $1,626,004 of total unrecognized compensation cost related to non-vested stock and stock options. That cost is expected to be recognized over a weighted-average period of 1.66 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The value of the grant is expensed over the vesting period of the grant in accordance with FAS123R as discussed in Note 2.

Principal employee based compensation transactions for the year ended December 31, 2007 were as follows:

On January 24, 2007, the Company issued awards of restricted shares of the Company’s common stock to Richard Berman, Chief Executive Officer, Vivian Liu, Chief Operating Officer, and Mark Westgate, Chief Financial Officer. Mr. Berman’s award of 60,000 shares were to vest in four equal installments on March 31, June 30, September 30, and December 31, 2007, assuming continuous and uninterrupted service as Chief Executive Officer of the Company. Mr. Berman’s 30,000 unvested shares at June 30, 2007 were cancelled upon his resignation as CEO and the appointment of Ms. Liu to the position of CEO. Ms. Liu and Mr. Westgate received awards of 150,000 and 75,000 restricted shares, respectively. Ms. Liu and Mr. Westgate’s awards vest in three equal installments on December 31, 2007, 2008 and 2009, assuming continuous and uninterrupted service with the Company.

NexMed, Inc.
Notes to Consolidated Financial Statements

Also on January 24, 2007, the Company issued awards of shares of the Company’s common stock to Board members Leonard Oppenheim, Martin Wade and Arthur Emil for their services during their 2006 - 2007 terms. Mr. Oppenheim received an award of 20,000 shares for his service as Chairman of the Board of Directors and 5,000 shares for his services as Chairman of the Finance Committee. Mr. Wade received an award of 10,000 shares for his service as Chairman of the Audit Committee and Compensation Committee of the Board of Directors. Mr. Emil received an award of 5,000 shares for his service as Chairman of the Corporate Governance/Nominating Committee of the Board of Directors.  There were no such shares issued in 2006 and 2005 for director services as chairman of Board Committees.

Additionally, on April 1, June 28, September 28, and December 31, 2007 the Company issued awards of shares of the Company’s common stock to each independent director as compensation for his services during the quarters ended March 31, June 30, 2007, September 30, 2007 and December 31, 2007. Each independent director received 10,227 shares of common stock for a total of 51,135 shares issued on each April 1, June 28, and September 28, 2007 and December 31, 2007. In 2006, the Company issued each independent director 12,329 shares of common stock for a total of 49,316 shares issued each calendar quarter for his services in 2006. In 2005 no such shares were issued as each of the directors was compensated in cash at $1,500 per month.

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

On September 12, 2007, the Company issued awards of shares of the Company’s common stock to Board members Leonard Oppenheim, Martin Wade, Arthur Emil and David Tierney for their services during their 2007 - 2008 terms. Mr. Oppenheim received an award of 5,000 shares for his service as Chairman of the Finance Committee of the Board of Directors. Mr. Wade received an award of 10,000 shares for his service as Chairman of the Audit Committee and Compensation Committee of the Board of Directors. Mr. Emil received an award of 5,000 shares for his service as Chairman of the Corporate Governance/Nominating Committee of the Board of Directors. Dr. Tierney received an award of 20,000 shares for his service as Chairman of the Company’s Scientific Advisory Board.

On October 3, 2007, the Company issued an award of 850,000 shares of the Company’s common stock to Vivian Liu for her services as CEO. 100,000 shares vested immediately while the remaining 750,000 shares will vest in three equal installments of 250,000 shares on June 18, 2008, 2009 and 2010 assuming continuous and uninterrupted service as CEO of the Company.

On October 31, 2007, the Company hired Hemanshu Pandya as its Vice President and Chief Operating Officer. In connection with his employment agreement, Mr. Pandya was issued an award of 125,000 shares of the Company’s common stock. 75,000 shares will vest in three equal installments of 25,000 shares on October 31, 2008, 2009 and 2010 assuming continuous and uninterrupted service with the Company. 50,000 shares will vest upon the execution of a licensing/development agreement brought to the Company by Mr. Pandya valued at over $5 million on or before April 30, 2009. Additionally, the Company awarded Mr. Pandya a grant of options to purchase at $1.43 per share an aggregate of 175,000 shares of the Company’s common stock. The stock options vest in three installments as follows: 25,000 on October 31, 2008, 50,000 shares on October 31, 2009 and 100,000 shares on October 31, 2010 assuming continuous and uninterrupted service with the Company.

NexMed, Inc.
Notes to Consolidated Financial Statements

9.	Series C 6% Cumulative Convertible Preferred Stock

On May 17, 2005, the Company sold an aggregate of 445 shares of its Series C 6% cumulative convertible preferred stock and raised gross proceeds of $4,450,000 ($10,000 liquidation preference per share). Each preferred share of the Series C Stock was initially convertible at the holder’s option into approximately 7,353 shares of common stock (total of 3,272,059 shares). Each investor also received for each share of Series C Stock purchased, 4-year detachable warrants to purchase 2,672 shares of common stock (total of 1,188,931 warrants) at an exercise price of $1.43 per share. The Series C Stock could be converted at any time, at the holder’s option, into shares of the Company’s common stock at an initial conversion value of $1.36.

For the years ended December 31, 2006 and 2005 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $15,264 and $123,326, respectively, as a dividend to preferred shareholders in the Consolidated Statements of Operations.

For the years ended December 31, 2006 and 2005, the Company recorded a deemed dividend of $49,897 and $984,715, respectively. This deemed dividend represents the sum of the beneficial conversion feature, amortization of the contingent beneficial conversion feature, and amortization of preferred stock issuance costs.

During 2005, the Company converted 357.5 shares of the Series C Stock and accrued dividends into 3,215,590 shares of its common stock with an aggregate value of $3,482,974. During the first half of 2006, the Company converted 72 shares of the Series C Stock and accrued dividends into 880,308 shares of its common stock with a value of $715,388.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share. Upon conversion, the Company issued a total of 244,113 shares of common stock. As of December 31, 2007 and 2006, no shares of the Series C Stock remained outstanding.

10.	Common Stock

Pursuant to a Common Stock and Warrant Purchase Agreement dated December 20, 2006, the Company closed a private placement of its securities and raised over $8.65 million in gross proceeds. The Company sold 13,317,000 shares of its common stock at $0.6501 per share. The investors also received four-year warrants to purchase 5,326,800 shares of common stock, exercisable beginning six months after closing at a price of $0.79 per share. The warrants will be redeemable by the Company at $0.01 per share if the closing sales price of its common stock is above $5 for ten consecutive trading days as reported on the Nasdaq Capital Market or other principal exchange.

On January 23, 2006, the Company closed a private placement of its securities and raised over $8.3 million in gross proceeds. The Company sold 9,347,191 shares of its common stock at $0.89 per share. The investors also received four-year warrants to purchase 3,738,876 shares of common stock, exercisable beginning six months after closing at a price of $1.11 per share. The warrants will be redeemable by the Company at $0.01 per share if the closing sales price of its common stock is above $5 for ten consecutive trading days as reported on the Nasdaq Capital Market or other principal exchange.

NexMed, Inc.
Notes to Consolidated Financial Statements

11.	Stockholder Rights Plan

On April 3, 2000, the Company declared a dividend distribution of one preferred share purchase Right for each outstanding share of the Company's common stock to shareholders of record at the close of business on April 21, 2000. One Right will also be distributed for each share of Common Stock issued after April 21, 2000, until the Distribution Date described in the next paragraph. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredths of a share (a Unit) of Series A Junior Participating Preferred Stock, $.001 par value per share , at a Purchase Price of $100.00 per Unit, subject to adjustment. Under the Rights Plan, 1,000,000 shares of the Company’s preferred stock have been set-aside.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) ten (10) business days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock , or (ii) ten (10) business days following the public announcement of a tender offer or exchange offer that would, if consummated, result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock, subject to certain limitations.

Under the terms of the Rights Agreement, Dr. Y. Joseph Mo, the Company’s former CEO, will be permitted to increase his ownership to up to 25% of the outstanding shares of Common Stock, without becoming an Acquiring Person and triggering a Distribution Date.

On January 16, 2007 the Rights Agreement was amended to exempt Southpoint Master Fund, LP and its affiliates from becoming an Acquiring Person within the meaning of the Rights Agreement, provided that Southpoint’s aggregate beneficial ownership of the Company’s common stock is less than 20% of the shares of common stock then outstanding.

12.	Warrants

A summary of warrant activity is as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at January 1, 2005	11,436,691	1.91
Issued (Note 9)	1,188,938	1.43
Redeemed	(471,883)	1.53
Cancelled	(1,123,196)	1.99
Outstanding at December 31, 2005	11,030,550	1.83
Issued (Notes 7 and 10)	9,565,676	0.90
Redeemed	-	-
Cancelled	(471,199)	1.82
Outstanding at December 31, 2006	20,125,027	$1.33
Issued (Note 7)	450,000	$1.52
Exercised	(2,790,495)	$1.83
Cancelled	(5,344,578)	$1.40
Outstanding at December 31, 2007	12,439,954	$1.23	2.43 years
Exercisable at December 31, 2007	12,339,954	$1.23	2.41 years

13.	Income Taxes

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

In 2005, 2006 and 2007, the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program. The Company has approximately $1.9 million in NJ tax credit benefits left available to sell at December 31, 2007, and was approved to sell net operating loss tax benefits of $905,515 in 2007, $637,525 in 2006, and $540,580 in 2005. The Company received net proceeds of $805,909, $567,397, and $481,116 in 2007, 2006, and 2005, respectively, as a result of the sale of the tax credits, which has been recognized as received as an income tax benefit in the Consolidated Statements of Operations. There can be no assurance that this program will continue in future years.

The net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax benefit at December 31, 2007, 2006 and 2005 of approximately $39.2 million, $35.6 million and $32.8 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48 and determined that such adoption did not have a material impact on its financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2007, 2006 and 2005 are as follows:

	For the years ended
	December 31,
	2007	2006	2005

Federal statutory tax rate	(35%)	(35%)	(35%)
State taxes, net of federal benefit	(6%)	(6%)	(6%)
Valuation allowance	41%	41%	41%
Sale of state net operating losses	(8.40%)	(6.59%)	(3.02%)

Provision (benefit) for income taxes	(8.40%)	(6.59%)	(3.02%)

For the years ended December 31, 2007, 2006 and 2005, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

14.	Commitments and Contingencies

The Company is a party to clinical research agreements amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At December 31, 2007, this amounts to approximately $1.1 million. The Company anticipates that the clinical research in connection with the agreements will be completed in 2008.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

15.	Segment and Geographic Information

The Company is active in one business segment: designing, developing, manufacturing and marketing pharmaceutical products. The Company maintained development and business development operations in the United States and Hong Kong in 2005, 2006. In September 2007, the Company ceased all operations in Hong Kong.

Geographic information as of December 31, 2007, 2005 and 2005 are as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

	For the years ended December 31,
	2007	2006	2005
Net revenues
United States	$775,894	$758,207	$1,062,550
Hong Kong	494,473	1,108,720	1,336,611
	$1,270,367	$1,866,927	$2,399,161

	December 31,
	2007	2006	2005
Long-lived assets
United States	$6,956,986	$7,488,100	$8,905,716
Hong Kong	-	-	-
	$6,956,986	$7,488,100	$8,905,716

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Amper, Politziner & Mattia, PC, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Other than as set forth below, information called for by Item 10 is set forth under the heading “Election of Directors” and “Committees of the Board” in our 2008 Proxy Statement, which is incorporated herein by reference, and “Executive Officers of the Registrant” of Part I of this Report.

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

Information called for by Item 11 is set forth under the headings “Executive Compensation” and “Directors Compensation” in our 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2007, about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,469,841 (1)	$1.41	52,278 (2)
Equity compensation plans not approved by security holders
Total	3,469,841	$1.41	52,278

(1) Consists of options outstanding at December 31, 2007 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed, Inc. 2006 Stock Incentive Plan (the "2006 Plan").

(2) Consists of zero and 52,278 shares of common stock that remain available for future issuance, at December 31, 2007, under the Incentive Plan and 2006 Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our 2008 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by item 14 is set forth under the heading “Principal Accountant Fees and Services” in our 2008 Proxy Statement, which is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

Schedule II - Valuation of Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the years ended December 31, 2007 and 2006 (contained in Report of Independent Registered Public Accounting Firm 2006 and 2007 included in Item 8 of Part II of this Form 10-K).

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the year ended December 31, 2005 (contained in Report of Independent Registered Public Accounting Firm 2005 included in Item 8 of Part II of this Form 10-K).

SCHEDULE II

NEXMED, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2007
Valuation allowance - deferred tax asset	$35,642,110	$3,632,017	--	--	$39,274,127

Year ended December 31, 2006
Valuation allowance - deferred tax asset	$32,859,672	$3,682,438	--	--	$35,642,110

Year ended December 31, 2005
Valuation allowance - deferred tax asset	$28,520,370	$4,339,302	--	--	$32,859,672

All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3.	Exhibits

EXHIBITS NO.	DESCRIPTION

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

4.12	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

4.14	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

4.15
Amendment No. 1 to Rights Agreement, dated as of January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

4.16
Form of Warrant, dated October 26, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

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

10.4*
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

10.6
Registration Rights Agreement between the Company and The Tailwind Fund Ltd. and Solomon Strategic Holdings, Inc. dated June 11, 2002 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002).

10.7
Investor Rights Agreement, dated as of April 21, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).

10.8
Investor Rights Agreement, dated as of July 2, 2003, between the Company and the Purchasers identified on Schedule 1 to the Investor Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 17, 2003).

10.9*
Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.10
Registration Rights Agreement, dated as of December 12, 2003, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.11
Form of 5% Convertible Note due May 31, 2007 (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 13, 2004).

10.12
Investor Rights Agreement, dated as of June 18, 2004, between the Company and the Purchasers identified on Schedule 1 thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2004).

10.13*
Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.14*
Form of Stock Option Grant Agreement between the Company and its Directors (incorporated herein by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.15
Investor Rights Agreement, dated as of December 17, 2004, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.16
Preferred Stock and Warrant Purchase Agreement, dated as of May 16, 2005, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).

10.17
Investor Rights Agreement, dated as of May 16, 2005, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

10.18+
License Agreement, dated September 13, 2005, between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd.(incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005).

10.19
Common Stock and Warrant Purchase Agreement, dated as of January 23, 2006, between the Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.20
Investor Rights Agreement, dated as of January 23, 2006, between the Company and the Purchasers named therein( (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.21*	Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Vivian H. Liu.

10.22*	Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Mark Westgate.

10.23
Common Stock and Warrant Purchase Agreement, dated January 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.24*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.25
Securities Purchase Agreement, dated November 30, 2006, between NexMed, Inc., NexMed (U.S.A.), Inc. and Metronome LPC 1, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

10.26
Senior Secured Note, dated November 30, 2006, in favor of Metronome LPC 1, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

10.27
Common Stock and Warrant Purchase Agreement, dated December 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.28
Registration Rights Agreement, dated December 20, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.29
Amendment, effective as of February 13, 2007, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.30*
Employment Agreement dated October 31, 2007 between NexMed, Inc. and Hemanshu Pandya (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.31+	License Agreement dated November 1, 2007 between NexMed, Inc. and Warner Chilcott Company, Inc.

10.32
Securities Purchase Agreement, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.33
Senior Secured Note, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.34	Registration Rights Agreement, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Amper, Politziner & Mattia P.C., independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NEXMED, INC.

Dated: March 12, 2008	By:	/s/ Vivian Liu
Vivian Liu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Vivian H. Liu VIVIAN H. LIU	Director, President and Chief Executive Officer	March 12, 2008

/s/ Mark Westgate MARK WESTGATE	Vice President, Chief Financial Officer and principal accounting officer	March 12, 2008

/s/ Richard J. Berman RICHARD J. BERMAN	Chairman of the Board of Directors	March 12, 2008

/s/ Arthur D. Emil ARTHUR D. EMIL	Director	March 12, 2008

/s/ Leonard A. Oppenheim LEONARD A. OPPENHEIM	Director	March 12 2008

/s/ David S. Tierney, M.D. DAVID S. TIERNEY	Director	March 12, 2008

/s/ Martin Wade III MARTIN WADE III	Director	March 12, 2008