Form 10-K/A
period 2007-12-31
NEXMED INC
filed 2008-03-21
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-K/A to NexMed, Inc.’s Annual Report on Form 10-K (the "Original 10-K") for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 12, 2008, to include under Note 8 of the consolidated financial statements a table that was inadvertently omitted. Except for the foregoing amended information, no other portion of the Original 10-K as originally filed is being modified by this amendment.

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

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted	Aggregate		Weighted	Aggregate
Range of	Number	Contractual	Average	Intrinsic	Number	Average	Intrinsic
Exercise Prices	Outstanding	Life	Exercise Price	Value	Exercisable	Exercise Price	Value *
$.55 - 1.85	2,934,390	7.70 years	$0.87	$1,653,679	2,587,289	$0.82	$1,578,078
2.00 - 3.99	139,250	3.08 years	2.83	-	139,250	2.83	-
4.00 - 5.50	374,301	4.51 years	4.65	-	374,301	4.65	-
8.00 - 16.25	21,900	2.50 years	10.02	-	21,900	10.02	-
	3,469,841		$1.41	$1,653,679	3,122,740	$1.43	$1,578,078

*Intrinsic values are determined by comparing the aggregate exercise prices of options to the closing price of our Common Stock on December 31, 2007

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

Geographic information as of December 31, 2007, 2005 and 2005 are as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

	For the years ended December 31,
	2007	2006	2005
Net revenues
United States	$775,894	$758,207	$1,062,550
Hong Kong	494,473	1,108,720	1,336,611
	$1,270,367	$1,866,927	$2,399,161

	December 31,
	2007	2006	2005
Long-lived assets
United States	$6,956,986	$7,488,100	$8,905,716
Hong Kong	-	-	-
	$6,956,986	$7,488,100	$8,905,716

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	3.	Exhibits

EXHIBITS NO.	DESCRIPTION

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

10.34	Registration Rights Agreement, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates LLC (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

21	Subsidiaries.

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.1 —	Consent of Amper, Politziner & Mattia P.C., independent registered public accounting firm.

31.1 —	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 —	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

— Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Dated: March 20, 2008	By:	/s/ Vivian Liu
Vivian Liu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Vivian H. Liu VIVIAN H. LIU	Director, President and Chief Executive Officer	March 20, 2008

/s/ Mark Westgate MARK WESTGATE	Vice President, Chief Financial Officer and principal accounting officer	March 20, 2008

/s/ Richard J. Berman RICHARD J. BERMAN	Chairman of the Board of Directors	March 20, 2008

/s/ Arthur D. Emil ARTHUR D. EMIL	Director	March 20, 2008

/s/ Leonard A. Oppenheim LEONARD A. OPPENHEIM	Director	March 20 2008

/s/ David S. Tierney, M.D. DAVID S. TIERNEY	Director	March 20, 2008

/s/ Martin Wade III MARTIN WADE III	Director	March 20, 2008