Form 10-Q
period 2008-03-31
NEXMED INC
filed 2008-05-12
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer __ Accelerated filer ☒Non-accelerated filer ___(do not check if a smaller reporting company) Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 8, 2008, 83,620,316 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,382,559	$2,735,940
Short term investments	-	750,000
Debt issuance cost, net of accumulated amortization
of $22,694 and $7,565 - current portion	68,081	68,081
Prepaid expenses and other assets	115,849	127,659
Total current assets	2,566,489	3,681,680

Fixed assets, net	6,841,818	6,956,986
Debt issuance cost, net of accumulated amortization of $5,673 and $3,782	17,020	34,040
Total assets	$9,425,327	$10,672,706

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$604,249	$621,668
Payroll related liabilities	151,430	693,774
Deferred revenue	1,504,542	953,528
Deferred compensation - current portion	61,656	60,929
Total current liabilities	2,321,877	2,329,899

Long Term liabilities:
Note payable, net of debt discount of $384,413 and $461,295	2,615,587	2,538,705
Deferred compensation	983,673	999,345
Total Liabilities	5,921,137	5,867,949

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 120,000,000 shares authorized, 83,148,407 and 83,063,002 issued and outstanding, respectively	83,150	83,065
Additional paid-in capital	139,581,329	139,239,794
Accumulated deficit	(136,160,289)	(134,518,102)
Total stockholders' equity	3,504,190	4,804,757

Total liabilities and stockholders' equity	$9,425,327	$10,672,706

See notes to consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2008	2007

Revenues, principally license fee revenue	$951,787	$286,959

Operating expenses
Research and development	1,169,091	1,077,883
General and administrative	1,303,398	1,232,895
Total operating expenses	2,472,489	2,310,778

Loss from operations	(1,520,702)	(2,023,819)

Other expense
Interest expense, net	(121,485)	(15,490)
Total other expense	(121,485)	(15,490)

Net loss	(1,642,187)	(2,039,309)

Basic and diluted loss per share	$(0.02)	$(0.03)

Weighted average common shares outstanding used for basic and diluted loss per share	83,094,347	80,803,109

See notes to consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2008	2007
Cash flows from operating activities
Net loss	$(1,642,187)	$(2,039,309)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	126,595	171,798
Non-cash interest, amortization of debt discount and deferred financing costs	93,903	68,229
Non-cash compensation expense	301,870	358,313
Loss on disposal of fixed assets	2,605	-
Decrease in other receivable	-	183,700
Increase/(decrease) in prepaid expenses and other assets	11,810	(31,027)
Increase/(decrease) in deferred revenue	551,014	(282,319)
Decrease in payroll related liabilities	(542,344)	(33,842)
Decrease in deferred compensation	(14,945)	(40,698)
Increase/(decrease) in accounts payable and accrued expenses	(17,419)	105,863
Net cash used in operating activities	(1,129,098)	(1,539,292)

Cash flow from investing activities
Capital expenditures	(14,033)	-
Purchase of short term investments	-	(3,000,000)
Proceeds from sale of short term investments	750,000	1,500,000
Net cash provided by (used in) investing activities	735,967	(1,500,000)

Cash flow from financing activities
Issuance of common stock, net of offering costs	-	(2,110)
Proceeds from exercise of stock options and warrants	39,750	135,689
Net cash provided by financing activities	39,750	133,579

Net decrease in cash and cash equivalents	(353,381)	(2,905,713)

Cash and cash equivalents, beginning of period	2,735,940	11,069,133

Cash and cash equivalents, end of period	$2,382,559	$8,163,420

See notes to consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company” or “NexMed”) Annual Report on Form 10-K for the year ended December 31, 2007.

The Company had an accumulated deficit of $136,160,289 at March 31, 2008 and the Company expects to incur additional losses during the remainder of 2008. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2007 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company’s product candidates. Although management continues to pursue such funding, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. The required adoption of FIN 48 as of January 1, 2007 had no material impact on the Company's consolidated financial statements. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the provisions of SFAS 123R as of January 1, 2006 using the modified prospective transition method. Under this transition method, stock-based compensation expense for the three months ended March 31, 2008 and March 31, 2007 includes expense for all equity awards granted during the three months ended March 31, 2008 and March 31, 2007 and prior, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Also in accordance with the modified prospective transition method, prior interim and annual periods have not been restated and do not reflect the recognition of stock-based compensation cost under SFAS 123R. Since the adoption of SFAS 123R, there have been no changes to the Company’s stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss and its non-cash compensation expense as shown in the Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007 is more by $301,870 and $298,313, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related interpretations. Basic and diluted net loss per share for the three months ended March 31, 2008 and March 31, 2007 is more by $0.004 in both periods than if the Company had not adopted SFAS 123R.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Research and development	$9,183	$24,966
General and administrative	292,687	273,347

Stock-based compensation expense	$301,870	$298,313

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

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three month periods ended March 31, 2008 and March 31, 2007:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of March 31, 2008, and related transactions for the three month period then ended (unaudited):

		Weighted Average	Weighted Average Remaining	Total Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2007	3,469,841
Granted	-	$-
Exercised	(55,000)	$0.73
Cancelled	(5,850)	$11.78
Outstanding at March 31, 2008	3,408,991	$1.40	6.94 years	$1,410,738
Vested or expected to vest at March 31, 2008	3,190,475	$1.40	6.94 years	$1,320,310
Exercisable at March 31, 2008	3,062,590	$1.43	6.73 years	$1,347,537

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ .55 - 1.85	2,878,090	7.52 years	$0.87	$1,410,738	$2,531,689	$0.82	$1,347,537
2.00 - 3.99	139,250	2.84 years	2.83	-	139,250	2.83	-
4.00 - 5.50	373,651	4.26 years	4.65	-	373,651	4.65	-
7.00 - 12.00	18,000	2.18 years	8.67	-	18,000	8.67	-
	3,408,991		$1.40	$1,410,738	$3,062,590	$1.43	$1,347,537

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and March 31, 2007 was $0.00 and $0.85, respectively. The intrinsic value (the difference between the aggregate exercise price and the closing price of our common stock on the date of exercise) on the exercise date of options exercised during the three months ended March 31, 2008 and 2007 was $43,270 and $8,529, respectively. Cash received from option exercises for the three months ended March 31, 2008 and March 31, 2007, was $39,750 and $15,664, respectively.

On January 9, 2008 the Company issued awards of shares of the Company’s common stock to each independent director as compensation for their services during the year ending December 31, 2008. In lieu of cash compensation, the Independent Directors have opted to receive, and the Board of Directors has approved, a full grant of 24,324 shares of the Company's common stock to each Independent Director for his services to be rendered to the Board of Directors during the 2008 calendar year. The price per share (the "Price") is the average of the closing price of the Company's common stock over five consecutive trading days, commencing on January 2, 2008. The number of the full grant of shares was calculated based on the amount of cash the Director would have received for annual service on the Board, or $36,000 divided by the Price.

Of the 24,324 shares being granted to each Independent Director, 2,027 of such shares will vest each month during calendar 2008. As such, for the quarter ended March 31, 2008, 6,081 shares vested and were issued to each Independent Director. Although the Board of Directors has approved the full grant of 24,324 shares to each Independent Director for the 2008 calendar year, only 6,081 shares have been issued and the remaining 18,243 shares granted for the remainder of the 2008 calendar year are subject to issuance following shareholder approval of a proposed amendment to the Company’s 2006 Stock Incentive Plan.

3. LOSS PER SHARE

At March 31, 2008 and 2007, respectively, options to acquire 3,408,991 and 3,372,841 shares of common stock with exercise prices ranging from $.55 to $16.25 per share and warrants to acquire 12,439,954 and 20,022,527 shares of common stock with exercise prices ranging from $0.55 to $3.00 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Loss per share for the three months ended March 31, 2008 and 2007 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS ENDED MARCH 31,
	2008	2007
Net loss	$(1,642,187)	$(2,039,309)

Weighted average common shares outstanding used for basic and diluted loss per share	83,094,347	80,803,109
Basic and diluted loss per common share	$(0.02)	$(0.03)

4. NOTE PAYABLE

October 2007 Note

On October 26, 2007 the Company issued a note in a principal amount of $3 million. The note is payable on June 30, 2009 and can be prepaid by the Company at any time without penalty. Interest accretes on the note on a quarterly basis at a rate of 8.0% per annum. The note is collateralized by the Company’s facility in East Windsor, New Jersey.

The Company also issued to the noteholder a 5-year detachable warrant to purchase 450,000 shares of common stock at an exercise price of $1.52. Of the total warrants issued, 350,000 warrants vested immediately and the remaining 100,000 warrants will vest if the note remains outstanding on October 26, 2008. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $512,550 to the warrants. The relative fair value of the warrants is allocated to additional paid-in capital and treated as a discount to the note that is being amortized over the 20-month period ending June 30, 2009.

For the three months ended March 31, 2008, the Company recorded $76,883 of amortization related to the note discount.

November 2006 Note

On November 30, 2006, the Company issued a note in the principal amount of $2 million that was paid off on October 29, 2007. The note was payable on the earlier of December 31, 2007 or the closing by the Company on the sale of the Company’s facility in East Windsor, New Jersey. Interest accreted on the note on a quarterly basis at a rate of 7.5% per annum provided, however, if the Company had not entered into a contract of sale of the East Windsor property on or prior to May 31, 2007, and the note had not been repaid by such date, the interest rate would increase to 8.5%. As such, on May 31, 2007, the interest rate increased to 8.5%.

On February 28, 2007, the Company issued 28,809 shares of its common stock as payment of an aggregate of $25,000 in interest on the note.

The Company also issued the noteholder a 4-year detachable warrant to purchase 500,000 shares of common stock at an exercise price of $0.5535. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $138,000 to the warrants. The relative fair value of the warrants was allocated to additional paid-in capital and treated as a discount to the note that was being amortized through the October 2007 repayment date.

This note was paid on October 29, 2007 with the proceeds from the issuance of the $3 million note referred to above. The Company paid in cash the $2 million balance on the Note plus accrued interest of $42,028.

For the three months ended March 31, 2007, the Company recorded $31,846 of amortization related to the note discount.

5.	DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation. The monthly deferred compensation payment through May 15, 2021 is $9,158. As of March 31, 2008, the Company has accrued $1,045,329 in deferred compensation.

6. INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has determined that it will not be able to realize any benefit from its temporary differences between book income and taxable income in the foreseeable future, and has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

7.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements in connection with a one-year open-label study for its topical alprostadil-based cream treatment for erectile dysfunction (“ED Product”) with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At March 31, 2008, such amount is approximately $1.1 million.

8. LICENSING AGREEMENTS

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc. (“Warner”) for its topical alprostadil-based cream treatment for erectile dysfunction (“ED Product”). Under the agreement, Warner acquired the exclusive rights in the United States to the ED Product and will assume all further development, manufacturing, and commercialization responsibilities as well as costs. Warner agreed to pay the Company an up front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones. In addition, the Company is eligible to receive royalties in the future based upon the level of sales achieved by Warner, assuming the FDA approves the product.

The Company is recognizing the initial up-front payment as revenue on a straight-line basis over the estimated 9-month period ending July 31, 2008 which is the remaining anticipated review time by the FDA for the Company’s new drug application filed in September 2007 for the ED Product. Pursuant to the agreement, NexMed is responsible for the regulatory approval of the ED Product. Accordingly, for the three months ended March 31, 2008, the Company recognized licensing revenue of $166,667 related to the Warner agreement.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd., (“Novartis”) for its topical nail solution for the treatment of onychomycosis (nail fungal infection), NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in up-front and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs of up to $3.25 million. The Company began recognizing the initial up-front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 is being recognized as revenue on a straight-line basis over the 18-month period ending June 30, 2008, which is the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the three months ended March 31, 2008, the Company recognized licensing revenue of $282,319 related to the initial cash payment at signing.

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007. Although the completion of patient enrollment in the ongoing Phase 3 clinical trials for NM100060 triggers a $3 million milestone payment from Novartis, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004. The $1.5 million milestone is being recognized on a straight-line basis over the estimated remaining six months to complete the Phase 3 clinical trial. Accordingly, for the three months ended March 31, 2008, the Company recognized licensing revenue of $500,000 related to the $1.5 million milestone payment.

9. SUBSEQUENT EVENTS

On April 25, 2008, the Company adjusted the warrant price for holders of warrants dated January 23, 2006 who wished to exercise their warrants and purchase shares of the Company’s common stock for cash only. The warrant price was adjusted from $1.11 to $0.89 for the three day period ended April 29, 2008. The Company received proceeds of approximately $420,000 upon the issuance of 471,909 shares of the Company’s common stock upon the exercise of such warrants.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section of our Form 10-K filed with the Securities and Exchange Commission on March 12, 2008. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside our control.

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

On June 18, 2007, Vivian H. Liu was appointed as our Chief Executive Officer. Ms. Liu succeeded Richard J. Berman, who was elected by the Board to serve as its non-executive Chairman. Mr. Berman was our interim Chief Executive Officer from January 2006 through June 2007 and has served as a Director of NexMed since 2002. At the Annual Meeting of Stockholders on June 18, 2007, Ms. Liu was also elected to serve on the Board of Directors for a three-year term. On November 2, 2007, we announced the appointment of Mr. Hemanshu Pandya to the position of Vice President and Chief Operating Officer. In addition, we have formed a Scientific Advisory Board headed by Dr. David Tierney, who also serves as a Director on the Board of Directors. The focus of the Scientific Advisory Board is to assist us in evaluating our current pipeline consisting of early stage NexACT® based products under development, and also assist us in identifying and evaluating new product development opportunities going forward.

We have an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for NM100060, our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and has assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, we are eligible to receive royalties based upon the level of sales achieved.

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

The Phase 3 program is expected to be completed in mid-2008, and top line results should be available to us in early Fall 2008, with Novartis planning to file the New Drug Application (“NDA”) in the U.S. before the end of 2008 if the Phase 3 trial data is successful. If the trial is successful, we will receive significant cash infusions from Novartis before year-end. Per the agreement, we will receive a $6 million milestone payment for positive Phase 3 results and a $7 million and $3 million milestone payment for the filing of the NDA in the U.S. and the Marketing Authorization Application (“MAA”) in Europe, respectively. However, there is no certainty that the Phase 3 trial will be successful. Should the Phase 3 trial be unsuccessful then we will not receive any of the $16 million stated above and the licensing agreement with Novartis will most likely be terminated.

The completion of patient enrollment in the ongoing Phase 3 clinical trials for NM100060 has triggered a $3 million milestone payment from Novartis. Pursuant to the terms of the licensing agreement with Novartis, this payment was due on February 4, 2008, or 7 months after last patient enrolled in the Phase 3 studies. However, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application which we filed with the U.S. patent office in November 2004. As such, we received $1.5 million from Novartis on March 4, 2008. Based on the Office Actions received to-date, we expect to receive an approved patent claim before the end of the third quarter of 2008. When we file the patent issuance fee, it would trigger an additional $2 million patent milestone due from Novartis, and cause Novartis to release the balance of $1.5 million remaining from the $3 million patient enrollment milestone. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all.

In March 2007, Novartis commenced a comparator study in ten European countries. Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be included in the MAA, which is currently scheduled to be filed after the U.S. filing for approval.

The most advanced of our products under development is our topical alprostadil-based cream treatment intended for patients with erectile dysfunction (the “ED Product”), which was previously known as Alprox-TD®. Our NDA was filed and accepted for review by the FDA in September and November 2007, respectively. As such, according to the Prescription Drug User Fees Act (“PDUFA”), the FDA’s expected target action date regarding approval of our NDA is July 19, 2008, assuming the FDA does not require any significant additional studies or information during the review process.

On November 1, 2007, we licensed the U.S. rights of our ED Product to Warner Chilcott Company, Inc. (“Warner”). Warner paid us $500,000 upon signing and agreed to pay us up to $12.5 million on the achievement of specific regulatory milestones and will undertake the manufacturing investment and any other investment for further product development that may be required for product approval, including an estimated $2 million for improvements to our East Windsor manufacturing facility in order for the facility to be ready for commercial manufacturing. Additionally, Warner is responsible for the commercialization of our ED Product. However, should Warner determine that it does not wish to continue the regulatory approval process for our ED Product, the licensing agreement would terminate, and the U.S. rights to the ED Product would revert back to us.

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

In terms of the NDA filing in the U.S., we have taken the regulatory position that the long term safety data for the ED Product should be based on our clinical database of over 3,000 patients, instead of a 12-month open-label study as indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance. We did not obtain the FDA’s opinion of our regulatory position prior to our filing the NDA for the ED Product. As such, we will learn whether the FDA agrees with our position as they are reviewing our NDA. We currently estimate the cost to complete a 12 month open-label study to be approximately $8 million. Warner will undertake the investment necessary to complete the 12 month open-label study should it be required by the FDA. However, should Warner determine that it does not wish to seek further regulatory approval of our ED Product then the licensing agreement would terminate and all rights would revert back to us. There is always the risk that we will not be successful in convincing the FDA to approve the product for marketing.

In January 2008, the FDA began and completed the pre-approval inspection (“PAI”) of our facility, which is a requirement upon the filing of the NDA for our ED Product. The PAI is conducted by the FDA to ensure that our facility is in compliance with Good Manufacturing Practices (“GMP”) as defined by FDA regulations and to determine if we have the ability to begin commercial manufacturing upon approval of the NDA. The PAI was completed with certain observations made by the FDA and a withhold status was placed on the facility, which means that the facility is currently not approved by the FDA for commercial manufacturing. However, the withhold status does not prevent the FDA from reviewing other components of the NDA for approval of our ED product. We are responding to their observations in a timely manner in order to ensure that our facility is compliant with GMP well in advance of commercial manufacturing. While Warner intends to manufacture our ED Product in the future, our facility is listed as the manufacturing and quality control laboratory in the NDA and will likely be the initial site for commercial manufacturing of our ED Product upon its approval for commercialization.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada which was accepted for review on February 15, 2008. On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of our ED Product in Canada. The review and approval process in Canada typically takes about 12 months. Even though we are encouraged by the initial positive feedback from Health Canada, the risk remains that we may not be successful in convincing them to approve our product for marketing.

On April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare Products Regulatory Agency (the “MHRA”) also informed us that the safety data that we have compiled to date was sufficient for the MAA to be filed and accepted for review in the United Kingdom. We had another guidance meeting with the MHRA in January 2008 and received additional input for the preparation of our MAA. However, the MHRA informed us at that time that due to the backlog of MAA filings, they would not be able to receive and start reviewing our MAA until February 2009. As a result of the MHRA’s backlog, we are evaluating the possibility of using another reference state for our filing under the mutual recognition system to accelerate the filing in Europe. Even though we are encouraged by the initial positive feedback from the MHRA, the risk remains that we may not be successful in convincing the MHRA and other European regulatory authorities to approve our product for marketing.

We are also developing Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies is significantly lower than in the U.S. We do not intend to conduct additional studies for this product until we have secured a co-development partner, which we are actively seeking.

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

The studies involved in the approval process are conducted in three phases. In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug's efficacy and short-term safety by administering the drug to subjects who have the condition the drug is intended to treat. At the conclusion of the study, an assessment of the correct dosage level and whether the drug favorably affects the condition is made. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period lasting from 12 months to several years. Upon completion of Phase 3 studies, an NDA may be submitted to the FDA or foreign governmental regulatory authority for review and approval.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2008, we had an accumulated deficit of $136,160,289. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2007 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

At March 31, 2008 we had cash and cash equivalents and short term investments of approximately $2.4 million as compared to $3.5 million at December 31, 2007. The reduction in our cash balance in 2008 was partially offset by the receipt of a $1.5 million milestone payment from Novartis on March 4, 2008 for the completion of patient enrollment in the Phase 3 trials of NM100060, as discussed in Note 8 of the Consolidated Financial Statements. Our net decrease in cash in the first three months of 2008 is due to our average fixed monthly overhead costs of approximately $525,000 per month, in addition to approximately $600,000 for 2007 bonuses which were paid to employees in March 2008. Additionally, we spent approximately $300,000 to support our NDA and NDS filings for our topical ED Product.

Our cash reserves of $1.8 million as of the date of this report provide us with sufficient cash to fund our operations through August 2008 based on our projected 2008 monthly overhead costs of approximately $525,000. We will receive a total of $3.5 million from Novartis when we receive the approved claim on the NM100060 patent application. The $3.5 million anticipated payment is comprised of the balance of $1.5 million due from the patient enrollment milestone as well as a $2 million patent milestone. Based on our most recent discussions with the U.S. Patent Office, we expect our patent to be allowed before the end of August 2008, thereby providing sufficient cash reserves to fund our operations into the first quarter of 2009. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all. Should we not receive an approved patent claim, it may be necessary to obtain additional funding to continue our operations in 2008. We do not intend to trigger the approximately $1.2 million in direct expenditures budgeted for our early stage products under development until we have significantly improved our cash position.

On March 5, 2008 we executed a non-binding term sheet with a potential buyer to close a sale-leaseback transaction on our East Windsor, New Jersey facility in the second quarter of 2008 at a purchase price of $7 million. The closing of this transaction in the second quarter, along with our current cash reserves would provide sufficient funding for our operations to the end of 2008, and with the $3.5 million payment for the patent allowance, through the second quarter of 2009. However, there is no assurance that we can agree on terms and close this transaction in the second quarter of 2008 or at all.

Before the end of 2008, we expect significant cash infusions from Novartis assuming the Phase 3 trial for NM100060 is successful. We will receive a $6 million milestone payment from Novartis if the results from the Phase 3 trials are positive and a $7 million and $3 million milestone payment upon the filings of the NDA in the U.S. and MAA in Europe, respectively. However, there is no certainty that the Phase 3 trial will be successful. Should the Phase 3 trial be unsuccessful then we will not receive any of the $16 million stated above and the licensing agreement with Novartis will most likely be terminated.

At March 31, 2008, we had $151,430 in payroll related liabilities as compared to $693,774 at December 31, 2007. The decrease is attributable to the payment of 2007 bonuses in March 2008. Our bonuses were accrued and expensed in 2007 but were not paid until the first quarter of 2008.

To date, we have spent approximately $71 million on our ED Product development program. Pursuant to our license agreement signed on November 1, 2007, Warner will undertake the manufacturing investment and any other investment for further product development that may be required for product approval in the United States. We anticipate that the remaining cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in Europe will be approximately $500,000. We do not intend to trigger those expenses until we significantly improve our cash reserves or engage a partner in Europe to undertake these expenses.

Critical Accounting Estimates.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

Comparison of Results of Operations Between the Three Months Ended March 31, 2008 and 2007.

Revenue, principally license fee revenue. We recorded $951,787 in revenue during the first quarter of 2008, as compared to $286,959 in revenue during the first quarter of 2007. The increase in revenue is primarily due to the $500,000 in revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 as discussed in Note 8 of the Consolidated Financial Statements. Additionally, the increase in revenue in 2008 is the result of the $166,667 in revenue recognized in 2008 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 8 of the Consolidated Financial Statements.

Research and Development Expenses. Our research and development expenses for the first quarter of 2008 and 2007 were $1,169,091 and $1,077,883, respectively. Research and development expenses in the first quarter of 2008 included approximately $429,000 attributable to our ED Product and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $335,000 for our ED Product during the same period in 2007.

General and Administrative Expenses. Our general and administrative expenses were $1,303,398 during the first quarter of 2008 as compared to $1,232,895 during the same period in 2007. The slight increase is primarily due to an increase of approximately $100,000 in legal fees related to the national filings of patent applications for our ED Product as well as legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement of our herpes treatment medical device. There was also an increase in salaries of approximately $50,000 due to the addition of our Chief Operating Officer in late 2007 and the appointment of our Chief Executive Officer in June 2007. The increases were partially offset by a reduction in consulting fees of approximately $78,000 as our Chief Operating Officer and Chief Executive Officer have taken over most of the responsibilities handled by consultants in 2007.

Interest Expense, Net. We had interest expense net of interest income of $121,485 during the first quarter of 2008, as compared to $15,490 during the same period in 2007. The increase is primarily due to the $3 million mortgage note executed in October 2007 as discussed in Note 4 of the Consolidated Financial Statements whereby we amortized $76,883 of the note discount in 2008. Additionally, we recorded more interest income in 2007 because our cash balance at March 31, 2007 was higher than at March 31, 2008.

 Net Loss. The net loss was $1,642,187 or $0.02 per share and $2,039,309 or $0.03 per share in the first quarter of 2008 and 2007, respectively. The decrease is primarily attributable to the increase in revenue as a result of the $500,000 in revenue recognized as a result of the milestone payment received from Novartis during the quarter and the recognition of $166,667 in revenue related to the up-front payment received in November 2007 from Warner, both as discussed in Note 8 of the Consolidated Financial Statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

 There have been no material changes to our exposures to market risk since December 31, 2007.

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

 There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

ITEM 1A.	RISK FACTORS

 There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
 None.

ITEM 6.  EXHIBITS

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Date: May 8, 2008	/s/ Mark Westgate
Mark Westgate
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.