Form 10-Q
period 2008-06-30
NEXMED INC
filed 2008-08-06
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 4, 2008, 83,930,721 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,381,028	$2,735,940
Short term investments	-	750,000
Debt issuance cost, net of accumulated amortization of $22,950 and $7,565 - current portion	144,980	68,081
Prepaid expenses and other assets	201,380	127,659
Total current assets	3,727,388	3,681,680

Fixed assets, net	6,723,726	6,956,986
Debt issuance cost, net of accumulated amortization of $0 and $3,782	52,624	34,040
Total assets	$10,503,738	$10,672,706

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$598,799	$621,668
Payroll related liabilities	80,064	693,774
Deferred revenue	305,555	953,528
Deferred compensation - current portion	62,391	60,929
Convertible notes payable - current portion	1,000,000	-
Total current liabilities	2,046,809	2,329,899

Long Term liabilities:
Note payable, net of debt discount of $461,295	-	2,538,705
Convertible notes payable	4,750,000	-
Deferred compensation	967,816	999,345
Total Liabilities	7,764,625	5,867,949

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 83,910,721 and 83,063,002 and outstanding, respectively	83,912	83,065
Additional paid-in capital	140,444,213	139,239,794
Accumulated deficit	(137,789,012)	(134,518,102)
Total stockholders' equity	2,739,113	4,804,757
Total liabilities and stockholder's equity	$10,503,738	$10,672,706

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Revenues, principally license fee revenue	$1,199,612	$283,417	$2,151,399	$570,376
Operating expenses
Research and development	1,096,402	1,114,715	2,265,493	2,192,598
General and administrative	1,193,379	1,143,930	2,496,777	2,376,825
Total operating expenses	2,289,781	2,258,645	4,762,270	4,569,423
Loss from operations	(1,090,169)	(1,975,228)	(2,610,871)	(3,999,047)
Interest expense, net	(538,554)	(15,793)	(660,039)	(31,283)
Net loss	(1,628,723)	(1,991,021)	(3,270,910)	(4,030,330)
Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Weighted average common shares outstanding used for basic and diluted loss per share	83,508,503	81,606,401	83,301,425	81,206,974

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007
Cash flows from operating activities
Net loss	$(3,270,910)	$(4,030,330)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	248,393	341,632
Non-cash interest, amortization of debt discount and deferred financing costs	586,366	225,335
Non-cash compensation expense	630,771	568,408
Loss on disposal of fixed assets	2,605	-
Decrease in other receivable		183,700
Increase in prepaid expenses and other assets	(73,721)	(118,102)
Decrease in accounts payable and accrued expenses	(22,869)	(74,392)
Decrease in payroll related liabilities	(613,710)	(92,638)
Decrease in deferred compensation	(30,067)	(40,698)
Decrease in deferred revenue	(647,973)	(564,639)
Net cash used in operating activities	(3,191,115)	(3,601,724)

Cash flows from investing activities
Capital expenditures	(17,742)	(49,188)
Purchase of marketable securities and short term investments	-	(3,000,000)
Proceeds from sale of marketable securities and short term investments	750,000	1,500,000
Net cash provided by (used in) investing activities	732,258	(1,549,188)

Cash flows from financing activities
Issuance of common stock, net of offering costs of $2,110	-	(2,110)
Proceeds from exercise of stock options and warrants	459,749	164,192
Repayment of note payable	(3,000,000)	-
Issuance of convertible notes, net of debt issuance costs of $105,804	5,644,196	-
Repayment of convertible notes payable	-	(3,000,000)
Net cash provided by (used in) financing activities	3,103,945	(2,837,918)
Net increase (decrease) in cash and cash equivalents	645,088	(7,988,830)

Cash and cash equivalents, beginning of period	$2,735,940	$11,069,133

Cash and cash equivalents, end of period	$3,381,028	$3,080,303

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company” or “NexMed”) Annual Report on Form 10-K for the year ended December 31, 2007.

The Company had an accumulated deficit of $137,789,012 at June 30, 2008 and the Company expects to incur additional losses during the remainder of 2008. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2007 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management anticipates that the Company may require additional financing to fund operations, including continued research, development and clinical trials of the Company’s product candidates. Before the end of 2008, the Company expects significant cash infusions from Novartis International Pharmaceutical Ltd. (“Novartis”) assuming the Phase 3 trial for NM100060, our nail fungus treatment, is successful. However, there is no certainty that the Phase 3 trial will be successful. Should the Phase 3 trial be unsuccessful then the Company will not receive any of the remaining milestone payments from Novartis and management will have to pursue such funding. There is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liablility and equity components of certain convertible debt instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized. FSP APB 14-1 requires retrospective application to the terms of the instruments as they existed for all periods presented. FSB APB 14-1 is effective for the Company as of January 1, 2009 and early adoption is prohibited. The Company is currently evaluating the impact of adopting FSB APB 14-1 on its consolidated financial statements as a result of its convertible debt, as discussed in Note 5 below.

2.  ACCOUNTING FOR STOCK BASED COMPENSATION

During December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan. A total of 3,000,000 shares were set aside for the plan and an additional 2,000,000 shares were added to the plan in June 2008. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $0.55 to $16.25. The maximum term under these plans is 10 years.

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the modified prospective transition method as prescribed by SFAS 123R. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2008 and June 30, 2007 includes expense for all equity awards granted during the three and six months ended June 30, 2008 and June 30, 2007 and prior, but not yet vested as of January 1, 2006 (the adoption date of SFAS 123R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

Research and development	9,595	6,087	18,778	31,053
General and administrative	$291,206	$204,008	$583,893	$477,355
Stock-based compensation expense	$300,801	$210,095	$602,671	$508,408

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

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and six month periods ended June 30, 2008 and June 30, 2007:

Dividend yield	0.00%
Risk-free yields	1.35% - 5.02%
Expected volatility	54.38% - 103.51%
Expected option life	1 - 6 years
Forfeiture rate	6.41%

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of June 30, 2008, and related transactions for the six month period then ended (unaudited):

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ .55 - 1.85	2,878,090	7.27 years	$0.87	$1,310,820	2,571,687	$0.83	$1,263,018
2.00 - 3.99	139,250	2.59 years	2.83	-	139,250	2.83	-
4.00 - 5.50	373,651	4.01 years	4.65	-	373,651	4.65	-
7.00 - 12.00	18,000	1.93 years	8.67	-	18,000	8.67	-
	3,408,991	6.69 years	$1.40	$1,310,820	3,102,588	$1.42	$1,263,018

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2007	3,469,841
Granted	-	$-
Exercised	(55,000)	$0.73
Forfeited	(5,850)	$11.78

Outstanding at June 30, 2008	3,408,991	$1.40	6.69 years	$1,310,820
Vested or expected to vest at June 30, 2008	3,190,475	$1.40	6.69 years	$1,226,796
Exercisable at June 30, 2008	3,102,588	$1.42	6.50 years	$1,263,018

No options were granted during the six months ended June 30, 2008. The intrinsic value (the difference between the aggregate exercise price and the closing price of our common stock on the date of exercise) on the exercise date of options exercised during the six months ended June 30, 2008 and 2007 was $43,270 and $8,529, respectively. Cash received from option exercises for the six months ended June 30, 2008 and June 30, 2007, was $39,750 and $15,664, respectively.

On January 9, 2008 the Company issued awards of shares of the Company’s common stock to each independent Director as compensation for their services during the year ending December 31, 2008. In lieu of cash compensation, the independent Directors have opted to receive, and the Board of Directors has approved, a full grant of 24,324 shares of the Company's common stock to each independent Director for his services to be rendered to the Board of Directors during the 2008 calendar year. The price per share (the "Price") is the average of the closing price of the Company's common stock over five consecutive trading days, commencing on January 2, 2008. The number of the full grant of shares was calculated based on the amount of cash the Director would have received for annual service on the Board, or $36,000, divided by the Price.

Of the 24,324 shares being granted to each independent Director, 2,027 of such shares will vest each month during calendar 2008. As such, for the six months ended June 30, 2008, 12,162 shares vested and were issued to each independent Director.

3. WARRANTS

A summary of warrant activity for the six month period ended June 30, 2008 is as follows:

	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2007	12,439,954	$1.23	2.43 years
Issued	250,000	$1.15
Exercised	(471,910)	$0.89
Cancelled	(100,000)	$1.52
Outstanding at June 30, 2008	12,118,044	$1.23	1.94 years

Exercisable at June 30, 2008	12,118,044	$1.23	1.94 years

Cash received from warrant exercises for the six months ended June 30, 2008 and June 30, 2007, was $420,000 and $148,528, respectively. On April 25, 2008, the Company adjusted the warrant price for holders of warrants dated January 23, 2006 who wished to exercise their warrants and purchase shares of the Company’s common stock for cash only. The warrant price was adjusted from $1.11 to $0.89 for the three day period ended April 29, 2008. The Company received proceeds of $420,000 upon the issuance of 471,910 shares of the Company’s common stock upon the exercise of such warrants.

Additionally, 2,663,400 warrants were exercised during the six months ended June 30, 2007 under the cashless exercise provisions of the applicable warrant agreement. As such, 1,512,368 net shares were issued to the warrant holder upon the cashless exercise.

4. LOSS PER SHARE

At June 30, 2008 and 2007, respectively, options to acquire 3,408,991 and 3,409,841 shares of common stock with exercise prices ranging from $0.55 to $16.25 per share and warrants to acquire 12,118,044 and 13,010,786 shares of common stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into 2,946,429 and zero shares of common stock at a weighted average conversion price of $1.95 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Loss per share for the three months and six ended June 30, 2008 and 2007 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007

Net loss	$(1,628,723)	$(1,991,021)	$(3,270,910)	$(4,030,330)
Weighted average common shares outstanding used for basic and diluted loss per share	83,508,503	81,606,401	83,301,425	81,206,974
Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

5. CONVERTIBLE NOTES PAYABLE

On June 30, 2008, the Company issued convertible notes (the “Notes”) in an aggregate principal amount of $5.75 million. The Notes are due on December 31, 2011 (the “Due Date”) and are collateralized by the Company’s facility in East Windsor, New Jersey. The Notes are convertible into shares of the Company’s common stock (the “Common Stock”), par value $0.001 per share, with $4.75 million convertible at $2 per share on or before the Due Date and $1 million convertible at $1.75 per share on or before December 31, 2008. The Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock. If paid in shares of Common Stock, then the price will be calculated at the lesser of $0.08 below or 95% of a five-day weighted average of the market price of the Common Stock prior to the time of payment. Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

6. NOTES PAYABLE

October 2007 Note

On October 26, 2007 the Company issued a note in a principal amount of $3 million. The note was payable on June 30, 2009 and could be prepaid by the Company at any time without penalty. Interest accreted on the note on a quarterly basis at a rate of 8.0% per annum. The note was collateralized by the Company’s facility in East Windsor, New Jersey.

The Company also issued to the noteholder a 5-year detachable warrant to purchase 450,000 shares of common stock at an exercise price of $1.52. Of the total warrants issued, 350,000 warrants vested immediately and the remaining 100,000 warrants would have vested if the note had remained outstanding on October 26, 2008. The Company valued the warrants using the Black-Scholes pricing model. The Company allocated a relative fair value of $512,550 to the warrants. The relative fair value of the warrants is allocated to additional paid-in capital and treated as a discount to the note that was being amortized over the 20-month period ending June 30, 2009.

This note was paid on June 30, 2008 with the proceeds from the issuance of the $5.75 million convertible notes referred to above in Note 5. The Company paid in cash the $3 million balance on the Note plus accrued interest of $60,000. Additionally, the remaining 100,000 warrants that were to vest on October 26, 2008 were cancelled.

For the six months ended June 30, 2008, the Company recorded $461,291 of amortization related to the note discount.

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

This note was paid on October 29, 2007 with the proceeds from the issuance of the October 2007 note referred to above. The Company paid in cash the $2 million balance on the Note plus accrued interest of $42,028.

For the six months ended June 30, 2007, the Company recorded $63,692 of amortization related to the note discount.

7.  LINE OF CREDIT

On May 12, 2008 the Company entered into a Binding Commitment for a Credit Line (the “Commitment”), with one of its largest shareholders (the “Lender”). Pursuant to the Commitment, the Company established a $3 million credit line (the “Credit Line”) with the Lender, which expires on December 31, 2008. The Company may draw down (“Draw Down”) on the Credit Line up to five times during the term of the Credit Line, and Draw Downs may not exceed $600,000 in any 30 day period. In addition, the Company may only Draw Down when the Company’s cash and cash equivalents are below $1 million, and the Company must give the Lender at least 5 days’ notice prior to any Draw Down. In the event the results from the Phase 3 trials on the Company’s anti-fungal product are negative, further Draw Downs on the Credit Line will be prohibited.

The Company may repay the Draw Downs in either shares of the Company’s common stock (the “Common Stock”), par value $0.001 per share, or cash at the Lender’s option on December 31, 2008. If the Lender chooses to be repaid with Common Stock, the number of shares of Common Stock issued will be equal to the amount of the total Draw Down divided by $1.01, which is 92.5% of the 5 day volume weighted average price of the Company’s Common Stock for the 5 day period ended May 9, 2008.

In consideration of making available the Credit Line, the Lender received a warrant (the “Warrant”) to purchase 250,000 shares of the Company’s Common Stock, which vested immediately upon the execution of the Commitment. The Warrant has a 3 year term at an exercise price of $1.15, which is 105% of the 5 day volume weighted average price of the Company’s Common Stock for the 5 day period ended May 9, 2008. The Company valued the Warrant using the Black-Scholes pricing model. The Company allocated a relative fair value of $114,750 to the Warrant. The relative fair value of the Warrant is allocated to additional paid-in capital and treated as a debt issuance cost that is being amortized over the 7.5-month period ending December 31, 2008.

For the six months ended June 30, 2008, the Company recorded $22,950 of amortization related to the debt issuance cost of the Credit Line. As of June 30, 2008 there have been no Draw Downs under the commitment.

8.  DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation. The monthly deferred compensation payment through May 15, 2021 is $9,158. As of June 30, 2008, the Company has accrued $1,030,207 in deferred compensation.

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

10.  COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements in connection with a one-year open-label study for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”) with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At June 30, 2008, such amount is approximately $1.1 million.

11. LICENSING AGREEMENTS

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc. (“Warner”) for Vitaros®. Under the agreement, Warner acquired the exclusive rights in the United States to Vitaros® and will assume all further development, manufacturing, and commercialization responsibilities as well as costs. Warner agreed to pay the Company an up- front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones. In addition, the Company is eligible to receive royalties in the future based upon the level of sales achieved by Warner, assuming the FDA approves the product.

The Company is recognizing the initial up-front payment as revenue on a straight-line basis over the estimated 9-month period ending July 31, 2008 which is the remaining anticipated review time by the FDA for the Company’s new drug application filed in September 2007 for Vitaros® . Pursuant to the agreement, NexMed is responsible for the regulatory approval of Vitaros® . Accordingly, for the six months ended June 30, 2008, the Company recognized licensing revenue of $333,334 related to the Warner agreement.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis for its topical nail solution for the treatment of onychomycosis (nail fungal infection), NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in up-front and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs of up to $3.25 million. The Company began recognizing the initial up-front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight-line basis over the 18-month period ended June 30, 2008, which is the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the six months ended June 30, 2008, the Company recognized licensing revenue of $564,639 related to the initial cash payment at signing.

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007. Although the completion of patient enrollment in the ongoing Phase 3 clinical trials for NM100060 triggers a $3 million milestone payment from Novartis, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004. The $1.5 million milestone payment is being recognized on a straight-line basis over the estimated remaining six months to complete the Phase 3 clinical trial. Accordingly, for the six months ended June 30, 2008, the Company recognized licensing revenue of $1,250,000 related to the $1.5 million milestone payment.

On June 27, 2008, the Company executed a Side Letter regarding early payment of the Phase III Milestone Payment according to the agreement with Novartis. Pursuant to the Side Letter, the parties agreed that the Phase III Completion Milestone payment of $6 million would be based on Novartis’ review and approval of the first interpretable results of the final study report rather than the completion of the final study report. In exchange, the Company will continue to fulfill its obligations pursuant to the agreement and (a) transfer the IND for NM100060 to Novartis within thirty (30) days of the date of the Side Letter; and (b) provide full and timely support for Novartis’ preparation of the NDA for NM100060. The IND was transferred to Novartis on July 24, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section of our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside our control.

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

The completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis. Pursuant to the terms of the licensing agreement with Novartis, this payment was due on February 4, 2008, or 7 months after last patient enrolled in the Phase 3 studies. However, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application which we filed with the U.S. patent office in November 2004. As such, we received $1.5 million from Novartis on March 4, 2008. Based on the office actions received to date, we expect to receive an approved patent claim before the end of August 2008. When we file the patent issuance fee, it would trigger an additional $2 million patent milestone due from Novartis, and cause Novartis to release the balance of $1.5 million remaining from the $3 million patient enrollment milestone. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060. The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for NM100060 consists of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel group studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.

The Phase 3 program top line results are expected to be available to us in September 2008, with Novartis planning to file the NDA in the U.S. before the end of 2008 if the Phase 3 trial data is successful. If the trial is successful, we will receive significant cash infusions from Novartis before year-end. Per the agreement, we will receive a $6 million clinical milestone payment for positive Phase 3 results and a $7 million and $3 million milestone payment for the filing of the NDA in the U.S. and the Marketing Authorization Application (“MAA”) in Europe, respectively. However, there is no certainty that the Phase 3 trial will be successful. Should the Phase 3 trial be unsuccessful then we will not receive any of the $16 million stated above and the licensing agreement with Novartis will most likely be terminated.

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

The most advanced of our products under development is our topical alprostadil-based cream treatment intended for patients with erectile dysfunction (“Vitaros® ”), which was previously known as Alprox-TD®. Our NDA was filed and accepted for review by the FDA in September and November 2007, respectively. During a teleconference with the FDA in early July 2008, our use of the name Vitaros® for the ED Product was verbally approved by the FDA. On July 21, 2008, we received a not approvable letter from the FDA in response to our NDA. The major regulatory issues raised by the FDA were related to the results of the transgenic mouse carcinogenicity study which NexMed completed in 2002. The transgenic mouse concern raised by the FDA is product specific, and does not affect the dermatological products in our pipeline, specifically NM100060. We plan to meet with the FDA by early October 2008 and come to agreement on the necessary actions required in order to resubmit our NDA and resolve the deficiencies cited for our NDA for Vitaros®. We will also submit to the FDA final reports for two new, two-year carcinogenicity studies in both mice and rats, which were identified in the FDA’s letter as part of the information package needed to resolve the major deficiencies cited. We expect to have the final reports ready for submission to the FDA in September 2008.

On November 1, 2007, we licensed the U.S. rights of Vitaros® to Warner Chilcott Company, Inc. (“Warner”). Warner paid us $500,000 upon signing and agreed to pay us up to $12.5 million on the achievement of specific regulatory milestones and will undertake the manufacturing investment and any other investment for further product development that may be required for product approval, including an estimated $2 million for improvements to our East Windsor manufacturing facility in order for the facility to be ready for commercial manufacturing. Additionally, Warner is responsible for the commercialization of Vitaros®. However, should Warner determine that it does not wish to continue the regulatory approval process for Vitaros®, the licensing agreement would terminate, and the U.S. rights to Vitaros® would revert back to us. In the meantime, we are actively working with Warner in the preparation of our response to the FDA concerning its letter dated July 21, 2008.

The NDA for Vitaros® is based on a formulation that requires refrigeration for stability. We have developed the prototype for a non-refrigerated Vitaros®. We estimate that $5 million will have to be invested in the scale-up (developing the prototype to production level) of the room temperature version of Vitaros®. Pursuant to the Warner contract, Warner would fund the development expenses for the room temperature Vitaros® if Warner and NexMed jointly decide to switch to the room temperature Vitaros® for commercialization.

In terms of the NDA filing in the U.S., we have taken the regulatory position that the long term safety data for Vitaros® should be based on our clinical database of over 3,000 patients, instead of a 12-month open-label study as indicated by ICH (International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) guidance. We did not obtain the FDA’s opinion of our regulatory position prior to our filing the NDA for Vitaros®. In its July 21, 2008 letter to us, the FDA did not cite the lack of completion of our long term open label safety study as a deficiency, which would have taken up to 18 months to complete and at a cost of $8 million.

In January 2008, the FDA began and completed the pre-approval inspection (“PAI”) of our facility, which is a requirement upon the filing of the NDA for Vitaros®. The PAI is conducted by the FDA to ensure that our facility is in compliance with Good Manufacturing Practices (“GMP”) as defined by FDA regulations and to determine if we have the ability to begin commercial manufacturing upon approval of the NDA. The PAI was completed with certain observations made by the FDA and a withhold status was placed on the facility, which means that the facility is currently not approved by the FDA for commercial manufacturing. In its July 21, 2008 letter to us, the FDA indicated that satisfactory resolution of these deficiencies is required before our NDA can be approved. We expect to complete our response to their observations before the end of August 2008 in order to ensure that our facility is compliant with GMP well in advance of commercial manufacturing. While Warner intends to manufacture Vitaros® in the future, our facility is listed as the manufacturing and quality control laboratory in the NDA and will likely be the initial site for commercial manufacturing of Vitaros® upon its approval for commercialization.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada which was accepted for review on February 15, 2008. On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of Vitaros® in Canada. The review and approval process in Canada typically takes about 12 to 18 months. Even though we are encouraged by the initial positive feedback from Health Canada, the risk remains that we may not be successful in convincing them to approve our product for marketing.

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

* Composition of matter patent on our NexACT® technology which is included in all of our current products under clinical development

The two patents covering the first generation of the NexACT® technology enhancer will expire in 2008 and 2009. However, our current products under clinical development contain the second generation of the NexACT® technology which is protected by a patent that will expire in 2019.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2008, we had an accumulated deficit of $137,789,012. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At June 30, 2008 we had cash and cash equivalents and short term investments of approximately $3.4 million as compared to $3.5 million at December 31, 2007. Our cash used in operations in the first half of 2008 is due to our average fixed monthly overhead costs of approximately $525,000 per month, in addition to approximately $600,000 for 2007 bonuses which were paid to employees in March 2008. Additionally, we spent approximately $450,000 to support our NDA and NDS filings for Vitaros®. This cash usage in 2008 was mostly offset by the receipt of a $1.5 million milestone payment from Novartis on March 4, 2008 for the completion of patient enrollment in the Phase 3 trials of NM100060, as discussed in Note 11 of the Consolidated Financial Statements and the net proceeds of approximately $2.6 million received upon the issuance of the Convertible Notes as discussed in Note 5 of the Consolidated Financial Statements.

Our cash reserves of $2.8 million as of the date of this report provide us with sufficient cash to fund our operations through the end of 2008 based on our projected 2008 monthly overhead costs of approximately $525,000. We will receive a total of $3.5 million from Novartis when we receive the approved claim on the NM100060 patent application. The $3.5 million anticipated payment is comprised of the balance of $1.5 million due from the patient enrollment milestone as well as a $2 million patent milestone. Based on our most recent discussions with the U.S. Patent Office, we expect our patent to be allowed before the end of August 2008, thereby providing sufficient cash reserves to fund our operations through the first half of 2009. However, there is no certainty that we will receive an approved patent claim for NM100060 this year or at all. Should we not receive an approved patent claim, it may be necessary to obtain additional funding to continue our operations into 2009. We will continue to spend modestly on our early stage projects under development and do not intend to trigger the approximately $800,000 in direct expenditures budgeted for such projects until we have significantly improved our cash position.

 Before the end of 2008, we also expect significant cash infusions from Novartis assuming the Phase 3 trials for NM100060 is successful. We will receive a $6 million clinical milestone payment from Novartis if the results from the Phase 3 trials are positive and a $7 million and $3 million milestone payment upon the filings of the NDA in the U.S. and MAA in Europe, respectively. However, there is no certainty that the Phase 3 trial will be successful. Should the Phase 3 trial be unsuccessful then we will not receive any of the $16 million stated above and the licensing agreement with Novartis will most likely be terminated.

At June 30, 2008 we had prepaid expenses and other current assets of $201,380 as compared to $127,659 at December 31, 2007. The increase is due to the renewal of our insurance policies in May 2008 for the policy period ending in May 2009. The premiums are paid in advance, recorded as prepaid expenses on the consolidated balance sheet, and then amortized and expensed on a straight line basis over the 12 month period ending May 2009.

At June 30, 2008, we had $80,064 in payroll related liabilities as compared to $693,774 at December 31, 2007. The decrease is attributable to the payment of 2007 bonuses in March 2008. Our bonuses were accrued and expensed in 2007 but were not paid until the first quarter of 2008.

At June 30, 2008 we had convertible notes of $5,750,000. As discussed in Note 5 of the Consolidated Financial Statements we issued $5,750,000 of the Convertible Notes on June 30, 2008.

At December 31, 2007 had a note payable of $2,538,705. The note was paid in cash on June 30, 2008 with the proceeds received from the Convertible Notes discussed above. Therefore, at June 30, 2008, there is no remaining balance due to the holder of the note.

To date, we have spent approximately $71.5 million on our Vitaros® development program. Pursuant to our license agreement signed on November 1, 2007, Warner will undertake the manufacturing investment and any other investment for further product development that may be required for product approval in the United States. We anticipate that the remaining cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in Europe will be approximately $500,000. We do not intend to trigger those expenses until we significantly improve our cash reserves or engage a partner in Europe to undertake these expenses.

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

Comparison of Results of Operations Between the Three Months Ended June 30, 2008 and 2007.

Revenue, principally license fee revenue. We recorded $1,199,612 in revenue during the second quarter of 2008, as compared to $283,417 in revenue during the second quarter of 2007. The increase in revenue is primarily due to the $750,000 in revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 as discussed in Note 11 of the Consolidated Financial Statements. Additionally, the increase in revenue in 2008 is the result of the $166,667 in revenue recognized in 2008 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 11 of the Consolidated Financial Statements.

Research and Development Expenses. Our research and development expenses for the second quarter of 2008 and 2007 were $1,096,402 and $1,114,715, respectively. Research and development expenses in the second quarter of 2008 included approximately $264,000 attributable to Vitaros® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $478,000 for Vitaros®  during the same period in 2007. Although our expenses for Vitaros® have decreased in 2008, the decrease has been partially offset by an increase of approximately $141,000 in salaries and benefits related to four new employee hires during the first half of 2008. This increase is partially offset by a decrease in temporary employee expense of approximately $118,000 as we converted the temporary employees to full-time employees. Additionally, we have begun to spend modestly on the early stage development of our topical treatment for psoriasis. During the second quarter of 2008 we have spent approximately $101,000 on the psoriasis project. We will continue to spend modestly on the early stage products under development and do not intend to trigger the approximately $800,000 in direct expenditures budgeted until we have significantly improved our cash position.

General and Administrative Expenses. Our general and administrative expenses were $1,193,379 during the second quarter of 2008 as compared to $1,143,930 during the same period in 2007. The slight increase is primarily due to an increase in salaries and stock compensation expense of approximately $136,000 due to the addition of our Chief Operating Officer in late 2007 and the appointment of our Chief Executive Officer in June 2007. The increases were partially offset by a reduction in consulting fees of approximately $75,000 as our Chief Operating Officer and Chief Executive Officer have taken over most of the responsibilities handled by consultants in 2007.

Interest Expense, Net. We had net interest expense of $538,554 during the second quarter of 2008, as compared to $15,793 during the same period in 2007. The increase is primarily due to the interest expense on the $3 million mortgage note executed in October 2007 as discussed in Note 6 of the Consolidated Financial Statements and amortization of $461,291 of the note discount in 2008 as a result of writing off the balance remaining of the note discount upon repayment of the $3 million mortgage note on June 30, 2008. Interest income was not significant in either period.

 Net Loss. The net loss was $1,628,723 or $0.02 per share and $1,991,021 or $0.02 per share in the second quarter of 2008 and 2007, respectively. The decrease is primarily attributable to the increase in revenue as a result of the $750,000 in revenue recognized as a result of the milestone payment received from Novartis during the first quarter and the recognition of $166,667 in revenue related to the up-front payment received in November 2007 from Warner, both as discussed in Note 11 of the Consolidated Financial Statements.

Comparison of Results of Operations Between the Six Months Ended June 30 of 2008 and of 2007.

Revenue, principally license fee revenue. We recorded $2,151,399 in revenue during the first half of 2008, as compared to $570,376 in revenue during the first half of 2007. The increase in revenue is primarily due to the $1,250,000 in revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 as discussed in Note 11 of the Consolidated Financial Statements. Additionally, the increase in revenue in 2008 is the result of the $333,334 in revenue recognized in 2008 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 11 of the Consolidated Financial Statements.

Research and Development Expenses. Our research and development expenses for the first half of 2008 and 2007 were $2,265,493 and $2,192,598, respectively. Research and development expenses in the first half of 2008 included approximately $693,000 attributable to Vitaros® and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $813,000 for Vitaros®  during the same period in 2007. Although our expenses for Vitaros® have decreased in 2008, the modest increase in research and development expenses is attributable to an increase of approximately $278,000 in salaries and benefits related to four new hires during the first half of 2008. This increase is partially offset by a decrease in temporary employee expense of approximately $160,000 as we converted the temporary employees to full-time employees. Additionally, we have begun to spend modestly on the early stage development of our topical treatment for psoriasis. During the first half of 2008 we have spent approximately $176,000 on the psoriasis project, to fund mostly internal development efforts. We will continue to spend modestly on the early stage products under development and do not intend to trigger the approximately $800,000 in mostly pre-clinical expenses budgeted until we have significantly improved our cash position.

General and Administrative Expenses. Our general and administrative expenses were $2,496,777 during the first half of 2008 as compared to $2,376,825 during the same period in 2007. The slight increase is primarily due to an increase in salaries and stock compensation expense of approximately $216,000 due to the addition of our Chief Operating Officer in late 2007 and the appointment of our Chief Executive Officer in June 2007. The increases were partially offset by a reduction in consulting fees of approximately $153,000 as our Chief Operating Officer and Chief Executive Officer have taken over most of the responsibilities handled by consultants in 2007.

Interest Expense, Net. We had net interest expense of $660,039 during the second quarter of 2008, as compared to $31,283 during the same period in 2007. The increase is primarily due to the interest expense on the $3 million mortgage note executed in October 2007 as discussed in Note 6 of the Consolidated Financial Statements and amortization of $461,291 of the note discount in 2008 as a result of writing off the balance remaining of the note discount upon repayment of the $3 million mortgage note on June 30, 2008. Interest income was not significant in either period.

 Net Loss. The net loss was $3,270,910 or $0.04 per share and $4,030,330 or $0.05 per share in the second quarter of 2008 and 2007, respectively. The decrease is primarily attributable to the increase in revenue as a result of the $1,250,000 in revenue recognized as a result of the milestone payment received from Novartis during the first quarter and the recognition of $333,334 in revenue related to the up-front payment received in November 2007 from Warner, both as discussed in Note 11 of the Consolidated Financial Statements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2007.

ITEM 4.	CONTROLSAND PROCEDURES

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

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 with the exception of the following:

We continue to require external financing to fund our operations.

While we expect our patent on NM100060 to be allowed during the third quarter of 2008, triggering a $3.5 million payment from Novartis and, depending upon the results of the Phase 3 program for NM100060, an additional up to $16 million before the end of 2008, there is no assurance that we will receive either such payment in 2008, if at all. As such, we currently continue to depend upon external financing, as described below, to fund our operations, and there is no assurance that such financing will be available in the future.

On May 12, 2008, we entered into a Binding Commitment for Credit Line (the “Commitment”) with Southpoint Capital Advisors, LP (the “Lender”). Pursuant to the Commitment, we established a $3 million credit line (the “Credit Line”) with the Lender, which expires on December 31, 2008. We may draw down (“Draw Down”) on the Credit Line up to five times during the term of the Credit Line, and Draw Downs may not exceed $600,000 in any 30 day period. In addition, we may only Draw Down when the Company’s cash and cash equivalents are below $1 million, and we must give the Lender at least 5 days’ notice prior to any Draw Down. In the event the results from the Phase 3 trials on our anti-fungal product are negative, further Draw Downs on the Credit Line will be prohibited.

On June 30, 2008, we entered into a Purchase Agreement (the “Agreement”) with Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (both Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. collectively referred to as “TWSS”). Pursuant to the Agreement, we issued to TWSS 7% convertible notes (the “Notes”) due December 31, 2011 (the “Due Date”) in the aggregate principal amount of $5.75 million. In connection therewith, we entered into a Mortgage, Security Agreement and Assignment of Leases and Rents (the “Mortgage”) both dated June 30, 2008, pursuant to which TWSS have been granted a security interest in our two East Windsor, New Jersey properties. We used approximately $3.06 million of the proceeds from this transaction to repay all of our obligations under a Purchase Agreement with Twin Rivers Associates LLC, dated October 26, 2007, which was secured by a mortgage on the two East Windsor, New Jersey properties and such mortgage was released upon repayment.

The Notes are convertible into shares of our Common Stock with $4.75 million convertible at $2 per share on or before the Due Date and $1 million convertible at $1.75 per share on or before December 31, 2008. The Notes have a coupon rate of 7% per annum, which is payable at our option in cash or, with certain exceptions, in shares of Common Stock. If paid in shares of Common Stock, then the price will be calculated at the lesser of $0.08 below or 95% of a five-day weighted average of the market price of the Common Stock prior to the time of payment.

The closing of these transactions in the second quarter of 2008, along with our current cash reserves, provide sufficient funding for our operations through 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As reported on a Form 8-K filed on July 3, 2008, on June 30, 2008 the Company issued its 7% convertible notes due December 31, 2011. Such convertible notes were offered and sold to two institutional investors pursuant to the exemption from registration under the Securities Act of 1933 pursuant to section 4(2) thereof.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following are the results of voting by stockholders present or represented by proxy at the Company's Annual Meeting of Stockholders, which was held on June 9, 2008:

ITEM 1. ELECTION OF DIRECTORS. The stockholders elected Leonard A. Oppenheim and David S. Tierney, MD, to serve as Class III directors, until the Annual Meeting in 2011, or until their successors are elected:
Name of Director	Votes For	Votes Withheld
Leonard A. Oppenheim	67,817,709	6,567,211
David S. Tierney, MD	67,851,304	6,533,616

The remaining members of the Board of Directors following the meeting are as follows: Class II directors, Richard J. Berman and Arthur D. Emil, Esq., whose terms expire in 2009, and Class I directors, Martin Wade, III, and Vivian H. Liu, whose terms expire in 2010.

ITEM 2. APPROVAL AND ADOPTION OF AN AMENDMENT OF THE NEXMED, INC. 2006 STOCK INCENTIVE PLAN TO INCREASE THE NUMBER OF SHARES AUTHORIZED THEREUNDER FROM 3,000,000 TO 5,000,000 OF THE COMPANY’S COMMON STOCK. The matter was approved by the stockholders by a vote of: For: 43,098,505; Against: 12,351,902; Abstain: 1,414,390; Broker Non-Vote: 17,520,123.

ITEM 3. RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the appointment of Amper, Politziner & Mattia, PC as the Company’s independent registered public accounting firm for the year ending December 31, 2008 by a vote of: For: 72,177,374; Against: 681,565; Abstain: 1,525,981.

ITEM 5.	OTHER INFORMATION

As reported on a Form 8-K filed on July 3, 2008, on June 30, 2008 the Company issued its 7% convertible notes due December 31, 2011. Such convertible notes were offered and sold to two institutional investors pursuant to the exemption from registration under the Securities Act of 1933 pursuant to section 4(2) thereof.

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

NEXMED, INC.

Date: August 6, 2008	/s/ Mark Westgate
Mark Westgate
Vice President and Chief FinancialOfficer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.