Form 10-Q
period 2008-09-30
NEXMED INC
filed 2008-11-10
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 6, 2008, 84,174,489 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,437,165	$2,735,940
Short term investments	-	750,000
Debt issuance cost, net of accumulated amortization
of $40,218 and $7,565 - current portion	76,130	68,081
Prepaid expenses and other assets	173,387	127,659
Total current assets	1,686,682	3,681,680

Fixed assets, net	6,594,709	6,956,986
Debt issuance cost, net of accumulated amortization
of $36,189 and $3,782	68,502	34,040
Total assets	$8,349,893	$10,672,706

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,308,000	$621,668
Payroll related liabilities	138,421	693,774
Deferred revenue	-	953,528
Deferred compensation - current portion	63,135	60,929
Convertible notes payable - current portion	1,000,000	-
Total current liabilities	2,509,556	2,329,899

Long Term liabilities:
Note payable, net of debt discount of $461,295	-	2,538,705
Convertible notes payable	4,750,000	-
Deferred compensation	951,768	999,345
Total Liabilities	8,211,324	5,867,949

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000
shares authorized, 84,174,489 and 83,063,002
and outstanding, respectively	84,176	83,065
Additional paid-in capital	140,883,499	139,239,794
Accumulated deficit	(140,829,106)	(134,518,102)
Total stockholders' equity	138,569	4,804,757

Total liabilities and stockholder's equity	$8,349,893	$10,672,706

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Revenues, principally license fee revenue	$305,943	$296,390	$2,457,342	$866,766

Operating expenses
Research and development	1,875,474	1,266,792	4,140,967	3,459,390
General and administrative	1,327,260	1,037,421	3,824,037	3,414,246
Total operating expenses	3,202,734	2,304,213	7,965,004	6,873,636

Loss from operations	(2,896,791)	(2,007,823)	(5,507,662)	(6,006,870)

Interest expense, net	(143,303)	(54,555)	(803,342)	(85,838)

Net loss	(3,040,094)	(2,062,378)	(6,311,004)	(6,092,708)

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.08)	$(0.07)

Weighted average common shares outstanding
used for basic and diluted loss per share	83,934,221	82,700,287	83,513,897	81,710,215

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
Cash flows from operating activities
Net loss	$(6,311,004)	$(6,092,708)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	369,346	488,238
Non-cash interest, amortization of debt discount and
deferred financing costs	639,824	308,321
Non-cash compensation expense	1,070,317	736,049
Loss on disposal of fixed assets	21,918	7,911
Decrease in other receivable		183,700
Increase in prepaid expenses and other assets	(45,728)	(981,876)
Increase in accounts payable
and accrued expenses	686,332	66,812
Decrease in payroll related liabilities	(555,353)	(55,681)
Decrease in deferred compensation	(45,371)	(40,698)
Decrease in deferred revenue	(953,528)	(846,958)
Net cash used in operating activities	(5,123,247)	(6,226,890)

Cash flows from investing activities
Capital expenditures	(28,988)	(87,512)
Purchase of marketable securities and short term investments	-	(3,000,000)
Proceeds from sale of marketable securities and short term investments	750,000	3,000,000
Net cash provided by (used in) investing activities	721,012	(87,512)

Cash flows from financing activities
Issuance of common stock, net of offering
costs of $2,110	-	(2,110)
Proceeds from exercise of stock options and warrants	459,749	204,692
Repayment of note payable	(3,000,000)	-
Issuance of convertible notes, net of debt issuance costs of $105,804	5,643,711	-
Repayment of convertible notes payable	-	(3,000,000)
Net cash provided by (used in) financing activities	3,103,460	(2,797,418)

Net decrease in cash and cash equivalents	(1,298,775)	(9,111,820)

Cash and cash equivalents, beginning of period	$2,735,940	$11,069,133

Cash and cash equivalents, end of period	$1,437,165	$1,957,313

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company” or “NexMed”) Annual Report on Form 10-K for the year ended December 31, 2007.

The Company had an accumulated deficit of $140,829,106 at September 30, 2008 and the Company expects to incur additional losses during the remainder of 2008. As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2007 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. Management anticipates that the Company will require additional financing to fund operations, including continued research, development and clinical trials of the Company’s product candidates. There is no assurance that the Company will be successful in obtaining financing on terms acceptable to it. If additional financing cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Currently, the Company’s common stock, par value $0.001 per share (the “Common Stock”) trades on the Nasdaq Capital Market. On October 9, 2008, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 30 consecutive trading days the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(8)(D). Pursuant to Marketplace Rule 4310(c)(8)(E), the Company was provided 180 calendar days, or until April 7, 2009, to regain compliance.

On October 22, 2008, the Company was notified by Nasdaq that effective on October 16, 2008 it had suspended enforcement of the bid price requirement until January 16, 2009. As such, since the Company had 174 days remaining in its compliance period, it now has 174 days after January 16, 2009, or until July 13, 2009, to regain compliance.

Accordingly, NexMed’s Common Stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the period ended July 13, 2009 in order to maintain its listing on the Nasdaq Capital Market.

If the Company fails to achieve the minimum bid price requirement of the Nasdaq Capital Market by July 13, 2009 or fails to maintain compliance with any other listing requirements during this period, it may be delisted and the Company’s stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in the Company’s Common Stock, which could severely limit the market liquidity of the Common Stock and the ability to sell the Company’s securities in the secondary market. In addition, if the Company fails to maintain its listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, the Company will be subject to cash penalties under investor rights agreements to which it is a party until a listing is obtained.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized. FSP APB 14-1 requires retrospective application to the terms of the instruments as they existed for all periods presented. FSB APB 14-1 is effective for the Company as of January 1, 2009 and early adoption is prohibited. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial statements as a result of its convertible debt, as discussed in Note 5 below.

2.  ACCOUNTING FOR STOCK BASED COMPENSATION

In December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (the “Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (the “Recognition Plan”). A total of 2,000,000 shares were set aside for these two plans. In May 2000, the Stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000. In June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan. A total of 3,000,000 shares were set aside for the plan and an additional 2,000,000 shares were added to the plan in June 2008. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $0.55 to $12.00. The maximum term under these plans is 10 years.

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company adopted the modified prospective transition method as prescribed by SFAS 123R. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2008 and September 30, 2007 includes expense for all equity awards granted during the three and nine months ended September 30, 2008 and September 30, 2007 and prior, but not yet vested as of January 1, 2006 (the adoption date of SFAS 123R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Research and development	9,814	6,087	28,592	31,053
General and administrative	$429,732	$204,008	$1,013,625	$477,355

Stock-based compensation expense	$439,546	$210,095	$1,042,217	$508,408

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The Company accounts for stock and stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Any stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of Common Stock.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and nine month periods ended September 30, 2008 and September 30, 2007:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of September 30, 2008, and related transactions for the nine month period then ended (unaudited):

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ .55 - 1.85	2,878,090	7.14 years	$0.87	$-	2,576,686	$0.83	$-
2.00 - 3.99	139,250	2.60 years	2.83	-	139,250	2.83	-
4.00 - 5.50	373,651	3.89 years	4.65	-	373,651	4.65	-
7.00 - 12.00	18,000	1.70 years	8.67	-	18,000	8.67	-

	3,408,991	5.41 years	$1.40	$-	3,107,587	$1.42	$-

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2007	3,469,841			-
Granted	-	$-
Exercised	(55,000)	$0.73		$43,270
Forfeited	(5,850)	$11.78		-

Outstanding at September 30, 2008	3,408,991	$1.40	5.41 years	$0

Vested or expected to vest at
September 30, 2008	3,190,475	$1.40	5.41 years	$0

Exercisable at September 30, 2008	3,107,587	$1.42	5.15 years	$0

No options were granted during the nine months ended September 30, 2008. The intrinsic value (the difference between the aggregate exercise price and the closing price of our Common Stock on the date of exercise) on the exercise date of options exercised during the nine months ended September 30, 2008 and 2007 was $43,270 and $23,529, respectively. Cash received from option exercises for the nine months ended September 30, 2008 and September 30, 2007, was $39,750 and $56,164, respectively.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. The value of the grant is expensed over the vesting period of the grant in accordance with SFAS 123R as discussed above.

Principal employee based compensation transactions for the nine months ended September 30, 2008 were as follows:

On January 9, 2008 the Company issued awards of shares of Common Stock to each non-employee Director as compensation for their services during the year ending December 31, 2008. In lieu of cash compensation, the non-employee Directors have opted to receive, and the Board of Directors has approved, a full grant of 24,324 shares of Common Stock to each non-employee Director for his services to be rendered to the Board of Directors during the 2008 calendar year. The price per share (the "Price") is the average of the closing price of Common Stock over five consecutive trading days, commencing on January 2, 2008. The number of the full grant of shares was calculated based on the amount of cash the Director would have received for annual service on the Board, or $36,000, divided by the Price.

On August 12, 2008, the Compensation Committee of the Company’s Board of Directors approved a revised compensation package for the non-employee directors for the 2008 calendar year. Each non-employee member of the Board received an additional grant of 18,508 shares of the Company’s Common stock bringing the total 2008 shares granted to each non-employee director to 42,832. The number of the full grant of shares was calculated based on the amount of cash the Director would have received for annual service on the Board, or $62,962, divided by the Price.

Of the 42,832 shares being granted to each independent Director, 3,569 of such shares will vest each month during calendar 2008. As such, for the nine months ended September 30, 2008, 32,124 shares vested and were issued to each non-employee Director.

The Compensation Committee also approved a revised compensation package for Richard Berman for his annual service as Chairman of the Board. Mr. Berman received an additional grant of 57,835 shares of Common Stock bringing the total 2008 shares granted to him to 82,159. The number of the full grant of shares was calculated based on the amount of cash Mr. Berman would have received for annual service as Chairman of the Board, or $120,773, divided by the Price. Of the 82,159 shares being granted, 6,846 of such shares will vest each month during calendar 2008. As such, for the nine months ended September 30, 2008, 61,619 shares vested and were issued to Mr. Berman.

Also, as part of the revised compensation package, the Board approved a one-time grant, vesting immediately, to the Chairmen and members of the various committees of the Board for their annual service. As such, the following shares of Common Stock were issued to the non-employee Directors on August 12, 2008:

David Tierney received 50,000 shares as Chairman of the Scientific Advisory Board, 906 shares as a member of the Nominating Committee, and 906 shares as a member of the Compensation Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Tierney would have received for annual service as Chairman of the Scientific Advisory Board, member of the Nominating Committee, and member of the Compensation Committee, or $34,013, $1,333, and $1,333, respectively, divided by the Price.

Leonard Oppenheim received 6,197 shares as the Chairman of the Audit Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Oppenheim would have received for annual service as Chairman of the Audit Committee, or $9,111, divided by the Price.

Martin Wade received 3,287 shares as the Chairman of the Compensation Committee, 1,209 shares as a member of the Audit Committee, and 906 shares as a member of the Nominating Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Wade would have received for annual service as Chairman of the Compensation Committee, member of the Audit Committee, and member of the Nominating Committee, or $4,833, $1,778, and $1,333, respectively, divided by the Price.

Arthur Emil received 1,587 shares as Chairman of the Nominating Committee, 1,209 shares as a member of the Audit Committee, and 906 shares as a member of the Compensation Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Emil would have received for annual service as Chairman of the Nominating Committee, member of the Audit Committee, and member of the Compensation Committee, or $2,333, $1,778, and $1,333, respectively, divided by the Price.

On September 12, 2008, the Board of Directors approved new stock grants (“New Stock Grants”) for Hemanshu Pandya, the Company’s Chief Operating Officer and Mark Westgate, the Company’s Chief Financial Officer, with each grant comprised of 500,000 restricted shares of Common Stock. The two New Stock Grants will vest in two equal installments on June 30, 2009 and June 30, 2010, respectively, provided that Mr. Pandya and Mr. Westgate remain in continuous and uninterrupted service with the Company.

3. WARRANTS

A summary of warrant activity for the nine month period ended September 30, 2008 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2007	12,439,954	$1.23	2.43 years
Issued	250,000	$1.15
Exercised	(471,910)	$0.89
Cancelled	(100,000)	$1.52
Outstanding at September 30, 2008	12,118,044	$1.23	1.94 years

Exercisable at September 30, 2008	12,118,044	$1.23	1.94 years

Cash received from warrant exercises for the nine months ended September 30, 2008 and September 30, 2007, was $420,000 and $148,528, respectively.

Warrants to purchase 250,000 shares of Common Stock were issued in connection with a Line of Credit established on May 12, 2008 as discussed in Note 7 below.

Additionally, 2,663,400 warrants were exercised during the nine months ended September 30, 2007 under the cashless exercise provisions of the applicable warrant agreement. As such, 1,512,368 net shares were issued to the warrant holder upon the cashless exercise.

4. LOSS PER SHARE

At September 30, 2008 and 2007, respectively, options to acquire 3,408,991 and 3,314,841 shares of Common Stock with exercise prices ranging from $0.55 to $16.25 per share and warrants to acquire 12,118,044 and 13,010,786 shares of Common Stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into 2,946,429 and zero shares of Common Stock at a weighted average conversion price of $1.95 were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive. Loss per share for the three months and nine ended September 30, 2008 and 2007 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Net loss	$(3,040,094)	$(2,062,378)	$(6,311,004)	$(6,092,708)
Weighted average common shares outstanding
used for basic and diluted loss per share	83,934,221	82,700,287	83,513,897	81,710,215

Basic and diluted loss per common share	$(0.04)	$(0.02)	$(0.08)	$(0.07)

5. CONVERTIBLE NOTES PAYABLE

On June 30, 2008, the Company issued convertible notes (the “Notes”) in an aggregate principal amount of $5.75 million. The Notes are collateralized by the Company’s facility in East Windsor, New Jersey and $4.75 million of the Notes are due on December 31, 2011 (the “Due Date”) and $1 million of the Notes are due on December 31, 2008. The Notes are due and payable in cash or convertible into shares of Common Stock with $4.75 million convertible at $2 per share on or before the Due Date and $1 million convertible at $1.75 per share on or before December 31, 2008 at the holders’ option. The Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock. If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment. Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

On October 1, 2008, the Company paid $101,743 for interest on the Note for the period June 30, 2008 through September 30, 2008.

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

This note was paid on June 30, 2008 with the proceeds from the issuance of the Notes referred to above in Note 5. The Company paid in cash the $3 million balance on the note plus accrued interest of $60,000. Additionally, the remaining 100,000 warrants that were to vest on October 26, 2008 were cancelled.

For the nine months ended September 30, 2008, the Company recorded $461,291 of amortization related to the note discount.

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

On February 28, 2007, the Company issued 28,809 shares of Common Stock as payment of an aggregate of $25,000 in interest on the note.

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

For the nine months ended September 30, 2007, the Company recorded $63,692 of amortization related to the note discount.

7. LINE OF CREDIT

On May 12, 2008 the Company entered into a Binding Commitment for a Credit Line (the “Commitment”), with one of its largest shareholders (the “Lender”). Pursuant to the Commitment, the Company established a $3 million credit line (the “Credit Line”) with the Lender, which expires on December 31, 2008. The Company could draw down (“Draw Down”) on the Credit Line up to five times during the term of the Credit Line, and Draw Downs could not exceed $600,000 in any 30 day period. In addition, the Company could only Draw Down when the Company’s cash and cash equivalents are below $1 million, and the Company must give the Lender at least 5 days’ notice prior to any Draw Down. The Commitment provided that if the results from the Phase 3 trials on the Company’s anti-fungal product were negative, further Draw Downs on the Credit Line would be prohibited.

The Company could repay the Draw Downs in either shares of Common Stock or cash at the Lender’s option on December 31, 2008. If the Lender chose to be repaid with Common Stock, the number of shares of Common Stock issued would have been equal to the amount of the total Draw Down divided by $1.01, which is 92.5% of the 5 day volume weighted average price of the Company’s Common Stock for the 5 day period ended May 9, 2008.

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

For the nine months ended September 30, 2008, the Company recorded $68,850 of amortization related to the debt issuance cost of the Credit Line. As of September 30, 2008 there have been no Draw Downs under the commitment.

On August 26, 2008, the Company announced that Novartis had decided to not submit the New Drug Application (“NDA”) in the U.S. based on First Interpretable Results of the Phase 3 trials on the Company’s anti-fungal product. As such, the Credit Line was withdrawn by the Lender.

8.  DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation. The monthly deferred compensation payment through May 15, 2021 is $9,158. As of September 30, 2008, the Company has accrued $1,014,903 in deferred compensation.

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

None of the net operating loss carry-forwards are limited by Internal Revenue Code Section 382, however subsequent changes in the ownership of the Company may trigger a limitation in the ability to utilize the net operating loss carry-forwards each year.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FIN 48 has no material impact on the Company's consolidated financial statements. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

10. COMMITMENTS AND CONTINGENCIES

The Company is a party to clinical research agreements with a clinical research organization (“CRO”) in connection with a one-year open-label study for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”) with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provide that if the Company cancels them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. At September 30, 2008, the clinical research agreements were cancelled as it was determined that the one-year open-label study would no longer be required by the FDA for regulatory approval of Vitaros®. As such, a cancellation fee of approximately $892,000 was accrued at September 30, 2008. Pursuant to the terms of the clinical research agreement, the cancellation fee is not payable until December 15, 2008. Additionally, the penalty will be reduced by an amount equal to 50% of any clinical research fees billed to the Company by the CRO between September 30, 2008 and December 31, 2008.

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

The Company is recognizing the initial up-front payment as revenue on a straight-line basis over the estimated 9-month period ending July 31, 2008 which was the remaining anticipated review time by the FDA for the Company’s new drug application filed in September 2007 for Vitaros® . Pursuant to the agreement, NexMed is responsible for the regulatory approval of Vitaros® . Accordingly, for the nine months ended September 30, 2008, the Company recognized licensing revenue of $333,334 related to the Warner agreement.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its topical nail solution for the treatment of onychomycosis (nail fungal infection), NM100060. Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay the Company up to $51 million in up-front and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing. In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs of up to $3.25 million. The Company began recognizing the initial up-front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060. On February 16, 2007, the Novartis agreement was amended. Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060. Novartis has taken over all responsibilities related to the remaining preclinical studies. As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight-line basis over the 18-month period ended June 30, 2008, which was the estimated performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the nine months ended September 30, 2008, the Company recognized licensing revenue of $564,639 related to the initial cash payment at signing.

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007. Although the completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis, the agreement also provided that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004. The $1.5 million milestone payment was being recognized on a straight-line basis over the six month period to complete the Phase 3 clinical trial. Accordingly, for the nine months ended September 30, 2008, the Company recognized licensing revenue of $1.25 million related to the $1.5 million milestone payment.

On June 27, 2008, the Company executed a Side Letter regarding early payment of the Phase III Milestone Payment according to the agreement with Novartis. Pursuant to the Side Letter, the parties agreed that the Phase III Completion Milestone payment of $6 million would be based on Novartis’ review and approval of the first interpretable results of the final study report rather than the completion of the final study report. In exchange, the Company would continue to fulfill its obligations pursuant to the agreement and (a) transfer the Investigational New Drug application (“IND”) for NM100060 to Novartis within thirty (30) days of the date of the Side Letter; and (b) provide full and timely support for Novartis’ preparation of the New Drug Application (“NDA”) for NM100060. The IND was transferred to Novartis on July 24, 2008.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060 required for the filing of the NDA in the U.S. On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on First Interpretable Results of the Phase 3 trials. As a result of this decision, the Company will not receive the $6 million for positive Phase 3 results. The $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

On October 17, 2008, the Company received a Notice of Allowance for its U.S. patent covering NM100060. Pursuant to the license agreement, the payment of the issuance fee for an approved patent claim on NM100060 triggered the $2 million patent milestone payment from Novartis. Additionally, $1.5 million, which represents the remaining 50% of the patient enrollment milestone that was triggered over eight months ago and held by Novartis until the patent milestone was achieved, also became due and payable. As such, on October 22, 2008 the Company invoiced Novartis a total of $3.5 million for these two milestone payments. The Company received the payment of $3.5 million from Novartis on October 30, 2008.

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which they had initiated in March 2007 in ten European countries. Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be available in mid-2009. As of now, the Company cannot confirm Novartis’ plan for the product. If Novartis decides to terminate the global licensing agreement, which it can do at any time, the rights to NM100060 would revert back to us with no compensation for termination.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 12, 2008. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside our control.

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

The completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis. Pursuant to the terms of the licensing agreement with Novartis, this payment was due on February 4, 2008, or 7 months after the last patient enrolled in the Phase 3 studies. However, the agreement also provides that clinical milestones paid to us by Novartis shall be reduced by 50% until we receive an approved patent claim on the NM100060 patent application which we filed with the U.S. patent office in November 2004. As such, we received only $1.5 million from Novartis on March 4, 2008.

On October 17, 2008, the U.S. Patent and Trademark Office issued the Notice of Allowance on our patent application for NM100060. Upon payment of the patent issuance fee on October 22, 2008, we triggered a $2 million milestone payment from Novartis. Additionally, we also invoiced Novartis $1.5 million for the remaining 50% of the patient enrollment milestone that was held by Novartis as discussed previously. We received the payment of $3.5 million from Novartis on October 30, 2008.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060. The Phase 3 program required for the filing of the NDA in the U.S. for NM100060 consisted of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland. On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at this time. As a result of this decision, we will not receive the $6 million for positive Phase 3 results. The $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which they had initiated in March 2007 in ten European countries. Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be available in mid-2009. As of now, we cannot confirm Novartis’ plan for the product. If Novartis decides to terminate the global licensing agreement, which it can do at any time, the rights to NM100060 would revert back to us with no compensation for termination.

The most advanced of our products under development is our topical alprostadil-based cream treatment intended for patients with erectile dysfunction (“Vitaros®”), which was previously known as Alprox-TD®. Our NDA was filed and accepted for review by the FDA in September and November 2007, respectively. During a teleconference with the FDA in early July 2008, our use of the name Vitaros® for the ED Product was verbally approved by the FDA.

On July 21, 2008, we received a not approvable action letter (the “Action Letter”) from the FDA in response to our NDA. The major regulatory issues raised by the FDA were related to the results of the transgenic (“TgAC”) mouse carcinogenicity study which NexMed completed in 2002. The TgAC concern raised by the FDA is product specific, and does not affect the dermatological products in our pipeline, specifically NM100060.

On October 15, 2008, we met with the FDA to discussthe major deficiencies cited in the Action Letter and to reach consensus on the necessary actions for addressing these deficiencies for our Vitaros® NDA. Several key regulatory concerns were addressed and agreements were reached at the meeting. The FDA agreed to our request for a review of this assessment by the Carcinogenicity Advisory Committee (CAC) prior to our Class 2 resubmission in reply to the Action Letter.  The CAC will review the 2 two year carcinogenicity studies which were recently completed. We will also submit a briefing package to the CAC for review, which incorporates the results from the entire carcinogenicity program, relevance and utility of the TgAC model and concludes that the weight of evidence of the entire carcinogenicity program can alleviate the FDA’s concerns over the positive results from the TgAC study. NexMed plans to submit this briefing package for CAC review by the end of the year.  In terms of an assessment of the transfer to the partner of the NexACT® technology, the FDA agreed with our proposal to conduct one Phase 1 study in healthy volunteers with the design of the trial to be determined. Finally, in terms of the assessment of transmission of sexually transmitted diseases, the FDA and Nexmed agreed on a plan to conduct one animal study with the animal model to be determined. The FDA also confirmed the revision on the status of our manufacturing facility from “withhold” to “acceptable”, based on our adequately addressing the deficiencies cited in their Pre-Approval Inspection (“PAI”) of our facility in January 2008. The purpose of the PAI is to ensure that our facility is in compliance with Good Manufacturing Practices (“GMP”) as defined by FDA regulations and to determine if we have the ability to begin commercial manufacturing upon approval of the NDA. It was also made clear by the FDA that a one-year open-label safety study would no longer be required for regulatory approval.

On November 1, 2007, we licensed the U.S. rights of Vitaros® to Warner Chilcott Company, Inc. (“Warner”). Warner paid us $500,000 upon signing and agreed to pay us up to $12.5 million on the achievement of specific regulatory milestones and will undertake the manufacturing investment and any other investment for further product development that may be required for product approval, including an estimated $2 million for improvements to our East Windsor manufacturing facility in order for the facility to be ready for commercial manufacturing. Additionally, Warner is responsible for the commercialization and manufacturing of Vitaros®. While Warner intends to manufacture Vitaros® in the future, our facility is listed as the manufacturing and quality control laboratory in the NDA and may be the initial site for commercial manufacturing of Vitaros® upon its approval for commercialization. However, Warner could also decide to shift manufacturing for Vitaros® to a third party facility.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada which was accepted for review on February 15, 2008. On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of Vitaros® in Canada. Based on our discussions to date with Health Canada, we expect to receive a Letter of Deficiencies which will cite similar regulatory issues as previously cited by the FDA. We will have up to 90 days to reply to the Letter of Deficiencies when it is received from Health Canada, and believe that we will be able to satisfactorily address the concerns cited. However, the risk remains that we may not be successful in convincing them to approve our product for marketing.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2008, we had an accumulated deficit of $140,829,106. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At September 30, 2008 we had cash and cash equivalents and short term investments of approximately $1.4 million as compared to $3.5 million at December 31, 2007. Our cash used in operations in the first nine months of 2008 is due to our average fixed monthly overhead costs of approximately $525,000 per month, in addition to approximately $600,000 for 2007 bonuses which were paid to employees in March 2008. Additionally, we spent approximately $493,000 in direct costs to support our NDA and NDS filings for Vitaros®, $76,000 in direct expenses on our psoriasis project, $95,000 for legal fees in connection with a patent lawsuit whereby we are the plaintiff suing for patent infringement on our herpes treatment medical device, and approximately $106,000 in closing costs related to the convertible notes closed on June 30 as discussed in Note 5 of the Consolidated Financial Statements. This cash usage in 2008 was mostly offset by the receipt of a $1.5 million milestone payment from Novartis on March 4, 2008 for the completion of patient enrollment in the Phase 3 trials of NM100060, as discussed in Note 11 of the Consolidated Financial Statements and the net proceeds of approximately $2.6 million received upon the issuance of the convertible notes on June 30, 2008 as discussed in Note 5 of the Consolidated Financial Statements. On October 22, 2008, we triggered a $2 million milestone with Novartis which also resulted in the release of the balance of $1.5 million patient enrollment milestone payment. The total $3.5 million payment was received from Novartis on October 30, 2008.

On September 9, 2008, we were approved by the State of New Jersey to sell a portion of our state tax credits and net operating losses (“NOLs”) pursuant to the Technology Tax Certificate Transfer Program (“Program”). We currently have approximately $1.9 million in tax credits and NOLs available to sell. We have not yet been informed of the exact amount of tax credits and NOLs that we will be permitted to sell for 2008 but based on a recent discussion with the Program administrators; we expect to receive at least $600,000 in net proceeds from such sale. For the past three years, we were approved to sell NOLs in the amounts of $905,515 in 2007, $637,525 in 2006, and $540,580 in 2005, and received net proceeds of $805,909, $567,397, and $481,116 respectively.

Our current cash reserves as of the date of this report combined with the $3.5 million received from Novartis on October 30, 2008 along with the anticipated proceeds from the sale of NOLs for 2008 should provide us with sufficient cash to fund our operations through the second quarter of 2009 based on our current monthly operating expenditures of $525,000 and the $1 million mortgage payment due on December 31, 2008 as discussed in Note 5 of the Consolidated Financial Statements. However, we are evaluating ways to cut our monthly expenditures with the goal of reducing our current monthly operating expenses by 30% or to $350,000 per month. Measures being considered include selling our facility, freezing expenses, and further limiting our research and development activities. If we are successful in reducing our monthly operating expenses to $350,000 per month by the end of 2008 and renegotiating or refinancing our mortgage payment due on December 31, 2008 our current cash reserves should provide us with sufficient cash to fund our operations through 2009, even if we do not receive any further cash infusions from our current or future licensing partners.

At September 30, 2008, we had $1,308,000 in accounts payable and accrued expenses as compared to $621,668 at December 31, 2007. The increase is attributable to approximately $892,000 accrued and expensed at September 30, 2008 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study that will no longer be required by the FDA for regulatory approval of Vitaros®, as discussed in Note 10 of the Consolidated Financial Statements.

At September 30, 2008, we had $138,421 in payroll related liabilities as compared to $693,774 at December 31, 2007. The decrease is attributable to the payment of 2007 bonuses in March 2008. Our bonuses were accrued and expensed in 2007 but were not paid until the first quarter of 2008.

At September 30, 2008 we had convertible notes of $5,750,000. As discussed in Note 5 of the Consolidated Financial Statements we issued $5,750,000 of the convertible notes on June 30, 2008.

At December 31, 2007, we had a note payable of $2,538,705. The note was paid in cash on June 30, 2008 with the proceeds received from the convertible notes discussed above. Therefore, at September 30, 2008, there is no remaining balance due to the holder of the note.

To date, we have spent approximately $71.7 million on our Vitaros® development program. Pursuant to our license agreement signed on November 1, 2007, Warner will undertake the manufacturing investment and any other investment for further product development that may be required for product approval in the United States. We anticipate that the remaining cost to prepare all of the relevant dossiers and assemble the regulatory approval applications in Europe will be approximately $500,000. We do not intend to trigger those expenses until we significantly improve our cash reserves or engage a partner in Europe to undertake these expenses.

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

Comparison of Results of Operations Between the Three Months Ended September 30, 2008 and 2007.

Revenue, principally license fee revenue. We recorded $305,943 in revenue during the third quarter of 2008, as compared to $296,390 in revenue during the second quarter of 2007.

Research and Development Expenses. Our research and development expenses for the third quarter of 2008 and 2007 were $1,875,474 and $1,266,792, respectively. Research and development expenses in the third quarter of 2008 increased primarily due to the expense of approximately $892,000 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study that will no longer be required by the FDA for regulatory approval of Vitaros® as discussed in Note 10 of the Consolidated Financial Statements. This increase was partially offset by reduced spending in 2008 on our development programs including approximately $178,000 attributable to Vitaros®, as compared to approximately $521,000 for Vitaros® during the same period in 2007. We have continued to spend modestly on the early stage development of our topical treatment for psoriasis. During the third quarter of 2008 we have spent approximately $95,000 on the psoriasis project. We have budgeted approximately $800,000 in direct expenditures in 2008 for early stage product development. However, we will continue to spend modestly on these products and do not intend to trigger the direct expenditures budgeted until we have significantly improved our cash position.

General and Administrative Expenses. Our general and administrative expenses were $1,327,260 during the third quarter of 2008 as compared to $1,037,421 during the same period in 2007. The increase is primarily due to an increase in stock compensation expense of approximately $266,000 due to the addition of our Chief Operating Officer in late 2007 and the revised stock compensation package for directors approved in August, 2008 whereby the annual fees for service were increased for non-employee Directors.

Interest Expense, Net. We had net interest expense of $143,303 during the third quarter of 2008, as compared to $54,555 during the same period in 2007. The increase is primarily due to the interest on $5,750,000 principal amount of convertible notes during the third quarter of 2008 as compared to interest expense on lesser debt of $2,000,000 during the same period in 2007.

 Net Loss. The net loss was $3,040,094 or $0.04 per share and $2,062,378 or $0.02 per share in the third quarter of 2008 and 2007, respectively. The increase in net loss is primarily attributable to the third quarter 2008 expense of $892,000 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study that will no longer be required by the FDA for regulatory approval of Vitaros®. We also had an increase in stock compensation expense in the third quarter of 2008 as a result of the addition of our Chief Operating Officer in late 2007 and the revised stock compensation package for directors approved in August, 2008 whereby the annual fees for service were increased for non-employee directors.

Comparison of Results of Operations Between the Nine Months Ended September 30 of 2008 and of 2007.

Revenue, principally license fee revenue. We recorded $2,457,342 in revenue at September 30, 2008, as compared to $866,766 in revenue during the same period in 2007. The increase in revenue is primarily due to the $1.5 million in revenue recognized on receipt of a milestone payment from Novartis on March 4, 2008 as discussed in Note 11 of the Consolidated Financial Statements. Additionally, the increase in revenue in 2008 is the result of the $390,000 in revenue recognized in 2008 attributable to the up-front payment of $500,000 received in November 2007 from Warner as discussed in Note 11 of the Consolidated Financial Statements.

Research and Development Expenses. Our research and development expenses at September 30, 2008 and 2007 were $4,140,967 and $3,459,390, respectively. Research and development expenses in the third quarter of 2008 increased primarily due to the expense of approximately $892,000 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study that will no longer be required by the FDA for regulatory approval of Vitaros® as discussed in Note 10 of the Consolidated Financial Statements. This increase was partially offset by reduced spending in 2008 on our development programs including approximately $871,000 attributable to Vitaros®, as compared to approximately $1.4 million for Vitaros® during the same period in 2007. We have begun to spend modestly on the early stage development of our topical treatment for psoriasis. As of September 30, 2008 we have spent approximately $271,000 on the psoriasis project, to fund mostly internal development efforts. We have budgeted approximately $800,000 in direct expenditures in 2008 for early stage product development. However, we will continue to spend modestly on these products and do not intend to trigger the direct expenditures budgeted until we have significantly improved our cash position.

General and Administrative Expenses. Our general and administrative expenses were $3,824,037 for the nine months of operations in 2008 as compared to $3,414,246 during the same period in 2007. The increase is primarily due to an increase in stock compensation expense of approximately $373,000 due to the addition of our Chief Operating Officer in late 2007 and the revised stock compensation package for Directors approved in August, 2008 whereby the annual fees for service were increased for non-employee Directors.

Interest Expense, Net. We had net interest expense of $803,342 during the nine months of 2008, as compared to $85,838 during the same period in 2007. The increase is primarily due to the interest expense on $5,750,000 principal amount of convertible notes issued in June 2008 and the $3 million mortgage note executed in October 2007 and paid in June 2008 as discussed in Note 6 of the Consolidated Financial Statements and amortization of $461,291 of the note discount on the mortgage note in 2008 as a result of writing off the balance remaining of such note discount upon repayment of the note on June 30, 2008. Interest income was not significant in either period.

 Net Loss. The net loss was $6,311,004 or $0.08 per share and $6,092,708 or $0.07 per share for the nine months of operations in 2008 and 2007, respectively. The increase is primarily attributable to the increase in research and development expenses and general and administrative expenses as well as an increase of approximately $720,000 in interest expense in 2008 as discussed above. This increase in 2008 expenses was partially offset by the increase in revenue in 2008 primarily due to the $1.5 million milestone payment received from Novartis on March 4, 2008 and the $390,000 in revenue recognized in 2008 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 11 of the Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008 with the exception of the following:

We continue to require external financing to fund our operations, which may not be available.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060. The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for NM100060 consisted of two pivotal, randomized, double-blind, placebo-controlled studies. The parallel studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland. On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at this time. As a result of this decision, we will not receive the $6 million for positive Phase 3 results. The $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

On October 22, 2008, we triggered a $2 million milestone with Novartis which also resulted in the release of the balance of $1.5 million patient enrollment milestone payment. The total $3.5 million payment was received from Novartis on October 30, 2008. On September 9, 2008, we were approved by the State of New Jersey to sell a portion of our state tax credits and net operating losses (NOLs) pursuant to the Technology Tax Certificate Transfer Program (Program). We currently have approximately $1.9 million in tax credits and NOLs available to sell. We have not yet been informed of the exact amount of tax credits and NOLs that we will be permitted to sell for 2008, but based on a recent discussion with the Program administrators, we expect to receive at least $600,000 in net proceeds from such sale. For the past three years, we were approved to sell NOLs in the amounts of $905,515 in 2007, $637,525 in 2006, and $540,580 in 2005, and received net proceeds of $805,909, $567,397, and $481,116 respectively.

Our current cash reserves as of the date of this report combined with the $3.5 million received from Novartis on October 30, 2008 along with the anticipated proceeds from the sale of NOLs for 2008 should provide us with sufficient cash to fund our operations through the second quarter of 2009 based on our current monthly operating expenditures of $525,000 and the $1 million mortgage payment due on December 31, 2008 as discussed in Note 5 of the Consolidated Financial Statements. However, we are evaluating ways to cut our monthly expenditures with the goal of reducing our current monthly operating expenses by 30% or to $350,000 per month. Measures being considered include selling our facility, freezing expenses, and further limiting our research and development activities. If we are successful in reducing our monthly operating expenses to $350,000 per month by the end of 2008 and renegotiating or refinancing our mortgage payment due on December 31, 2008 our current cash reserves should provide us with sufficient cash to fund our operations through 2009 even if we do not receive any further cash infusions from our current or future licensing partners.

Our stock may be delisted from Nasdaq, which may make it more difficult for you to sell your shares.

Currently, our Common Stock trades on the Nasdaq Capital Market. On October 9, 2008, we were notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 30 consecutive trading days our common stock has closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(8)(D). Pursuant to Marketplace Rule 4310(c)(8)(E), we were provided 180 calendar days, or until April 7, 2009, to regain compliance.

On October 22, 2008, we were notified by Nasdaq that effective October 16, 2008 it had suspended enforcement of the bid price requirement until January 16, 2009. As such, since we had 174 days remaining in our compliance period, we now have 174 days from January 16, 2009, or until July 13, 2009, to regain compliance.

Accordingly, our Common Stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the period ended July 13, 2009 in order to maintain our listing on the Nasdaq Capital Market.

If we fail to achieve the minimum bid price requirement of the Nasdaq Capital Market by July 13, 2009 or fail to maintain compliance with any other listing requirements during this period, we may be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.

During recent months, there has been substantial volatility and a decline in financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain.  These conditions could have an adverse effect on our industry, licensing partners, and business, including our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to incur indebtedness to finance plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

NEXMED, INC.

Date: November 10, 2008	/s/ Mark Westgate
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