Form 10-Q/A
period 2008-09-30
NEXMED INC
filed 2008-11-18
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1 TO FORM 10-Q

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 6, 2008, 84,174,489 shares of Common Stock, par value $0.001 per share, were outstanding.

Explanatory Note

This is Amendment No. 1 to the Form 10-Q for the period ended September 30, 2008 of NexMed, Inc., as originally filed on November 10, 2008.

We are filing this Amendment No. 1 to include Exhibit 10.1 which was inadvertently omitted from Item 6 of Part II of the original filing.

We have not otherwise updated this Quarterly Report on Form 10-Q/A to modify disclosures in the Quarterly Report on Form 10-Q for the period ended September 30, 2008 for events occurring subsequent to the original November 10, 2008 filing date; except for the modification referred to in the preceding paragraph, it continues to speak as of November 10, 2008.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	Amended Directors Compensation Arrangement, August 12, 2008.
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Date: November 18, 2008	By:	/s/ Mark Westgate
Mark Westgate Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Amended Directors Compensation Arrangement, August 12, 2008.
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - furnished only.