Form 10-K
period 2008-12-31
NEXMED INC
filed 2009-03-16
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):  Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of March 10, 2009, 84,410,736 shares of the common stock, par value $.001, of the registrant were outstanding.  The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2008, was approximately $109 million.

NEXMED, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2008

ITEMS IN FORM 10-K

PART I.

ITEM 1.	BUSINESS.

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth under the heading “Factors That Could Affect Our Future Results” in Item 1A of this Report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany oral and injectable medications. We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems, and, on our own or through development partnerships, are in various stages of developing new topical treatments for male and female sexual dysfunction, nail fungus, psoriasis, and other dermatological conditions.  We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the U.S. Food and Drug Administration (“FDA”), (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

Research and Development

Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $5,410,513, $5,022,671 and $5,425,137, respectively.  Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, through December 31, 2008, we have spent $96,903,215 on research and development.

NM100060 Anti-Fungal Treatment

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

The completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis to be paid 7 months after the last patient enrolled in the Phase 3 studies.  However, the agreement also provided that clinical milestones paid to us by Novartis would be reduced by 50% until we received an approved patent claim on the NM100060.  As such, we initially received only $1.5 million from Novartis.

On October 17, 2008, the U.S. Patent and Trademark Office issued the Notice of Allowance on our patent application for NM100060.  This triggered a $2 million milestone payment from Novartis.  On October 30, 2008 we received a payment of $3.5 million from Novartis consisting of the balance of $1.5 million of the patient enrollment milestone and the $2 million patent milestone.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060.  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for NM100060 consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at this time.  As a result of this decision, we will not receive a $6 million milestone payment for positive Phase 3 results and a $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which they had initiated in March 2007 in ten European countries.  Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be available in mid-2009.  If the results of the comparator study are positive and the total clinical database is deemed to be sufficient for filing, we expect Novartis to begin filing for marketing approval in selected European countries while they develop a new plan of action for the U.S. market.  If the results are negative, we expect Novartis to terminate the global licensing agreement, which it can do at any time, and the rights to NM100060 would revert back to us with no compensation for termination.

Vitaros®

We also have under development, a topical alprostadil-based cream treatment intended for patients with erectile dysfunction (“Vitaros®”), which was previously known as Alprox-TD®.   Our NDA was filed and accepted for review by the FDA in September and November 2007, respectively.  During a teleconference with the FDA in early July 2008, our use of the name Vitaros® for the ED Product was verbally approved by the FDA.

On November 1, 2007, we licensed the U.S. rights of Vitaros® to Warner Chilcott Company, Inc. (“Warner”).  Warner paid us $500,000 upon signing and agreed to pay us up to $12.5 million on the achievement of specific regulatory milestones and to undertake the manufacturing investment and any other investment for further product development that may be required for product approval.  Additionally, Warner was responsible for the commercialization and manufacturing of Vitaros®.

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

On October 15, 2008, we met with the FDA to discuss the major deficiencies cited in the Action Letter and to reach consensus on the necessary actions for addressing these deficiencies for our Vitaros® NDA.  Several key regulatory concerns were addressed and agreements were reached at the meeting. The FDA agreed to: (a) a review by the Carcinogenicity Advisory Committee (CAC) of the 2 two-year carcinogenicity studies which were recently completed; (b) one Phase 1 study in healthy volunteers to assess any transfer to the partner of the NexACT® technology and (c) one animal study to assess the transmission of sexually transmitted diseases with the design of the study to be determined.  The FDA also confirmed the revision on the status of our manufacturing facility from “withhold” to “acceptable”, based on our adequately addressing the deficiencies cited in their Pre-Approval Inspection (“PAI”) of our facility in January 2008.  It is also our understanding that at this time the FDA does not require a one-year open-label safety study for regulatory approval.  After the meeting we estimated that an additional $4 to $5 million would be needed to be spent to complete the abovementioned requirements prior to the resubmission of the NDA.

On February 3, 2009, we announced the sale of the U.S. rights for Vitaros®  and the specific U.S. patents covering Vitaros®  to Warner which effectively terminated the previous licensing agreement.   Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner’s receipt of an NDA approval from the FDA.  In addition, Warner will pay a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S.  This is important as we move ahead with international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  While it is our understanding that Warner is currently moving forward in pursuing NDA approval for Vitaros®, they are not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada, which was accepted for review on February 15, 2008.  On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of Vitaros® in Canada.  We received a Letter of Deficiences (“LOD”) on November 12, 2008 which cited similar regulatory issues as previously cited by the FDA.  On February 18, 2009 we responded to the LOD.  There is no assurance that our response will be sufficient to convince Health Canada to approve our product.

On April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare Products Regulatory Agency (the “MHRA”), also informed us that the safety data that we have compiled to date was sufficient for the Marketing Authorization Application (“MAA”) to be filed and accepted for review in the United Kingdom.  We had another guidance meeting with the MHRA in January 2008 and received additional input for the preparation of our MAA.  However, the MHRA has recently informed us that due to the backlog of MAA filings, they would not be able to receive and start reviewing our MAA until October 2010.  Even though we are encouraged by the initial positive feedback from the MHRA, the risk remains that we may not be successful in convincing the MHRA and other European regulatory authorities to approve our product for marketing.

Femprox® and Other Products

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

Restructuring Plans

In December 2008, we began to implement a restructuring program with the goal of reducing costs and outsourcing basic research and development.  As part of our restructuring plan, we announced on January 22, 2009 a memorandum of understanding (“MOU”) with Pharmaceutics International, Inc. or Pii.   The purpose of this collaboration is to broaden the promotion of our technology as well as permit us access to Pii’s research and development and commercial manufacturing infrastructure. Pii is a privately-held contract research and manufacturing organization with over 400 employees located near Baltimore, Maryland.  Their capabilities range from product research and development to commercial manufacturing.  Pursuant to our MOU, Pii will promote our NexACT technology to its clients and may independently identify new product development opportunities for this collaboration with NexMed.  We will provide technical guidance and oversight in the development of new products.  In addition, as part of our restructuring plan, we are discussing with Pii the opportunity to co-develop our early stage products which will enable us to further reduce our monthly overhead expenses.

The partnership with Pii allows us to continue the development of our early stage projects while we reduce our  research and development staff and infrastructure.  As a result, we expect to see our monthly operating overhead burn rate reduced to approximately $300,000 per month by the end of the first quarter of 2009.  Access to Pii’s state of the art facilities also allows us to further improve our cash position by selling our facility and redundant equipment.  We plan to sell our facility during 2009 which would further reduce our monthly operating expenses to approximately $200,000 per month after the sale of the facility is completed.

During 2009, we plan to work with Pii to complete the development of the psoriasis project and then license the product to a co-development and marketing partner.  We also plan to license the rights to Vitaros®   for territories outside the U.S., including Canada, South America, and Europe.  The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S.  This is important as we move ahead with international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  Additionally, the future work done by Warner regarding the safety of Vitaros® may enhance the value of Femprox®  as we work to find a marketing and co-development partner during 2009.  In addition, we remain open to opportunities to co-develop products utilizing our NexACT technology and we will be actively pursuing strategic opportunities that would leverage our NexACT platform and generate partnership revenues to fund our development efforts.

Patents

We have either acquired or received thirteen U.S. patents out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT® -based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

The following table identifies the thirteen U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development, and the year of expiration for each patent:

Patent Name	Expiration Date

Biodegradable Absorption Enhancers ***	2008
Biodegradable Absorption Enhancers ****	2009
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2017
Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction **	2017
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)-propionate *	2019
Topical Compositions Containing Prostaglandin E1	2019
CIP: Topical Compositions Containing Prostaglandin E1	2019
Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction **	2020
CIP: Prostaglandin Composition and Methods of Treatment of Male Erectile Dysfunction **	2020
Topical Stabilized Prostaglandin E Compound Dosage Forms	2023

* Composition of matter patent on our NexACT® technology

** Sold to Warner on February 3, 2009

*** Expired June 1, 2008

**** Expired on January 21, 2009

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

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit.  Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.  Additionally, we have indemnified Warner against challenges to the patents that they acquired from us on February 3, 2009.

Segment and Geographic Area Information

You can find information about our business segment and geographic areas of business in Note 16 of the Notes to Consolidated Financial Statements in Item 8.

Employees

As of March 12, 2009, we had 13 full time employees, 3 of whom are executive management and 4 of whom are engaged in research and development activities.   We also rely on a number of consultants.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company are set forth below.

Name	Age*	Title

Vivian H. Liu	47	Director, President and Chief Executive Officer and Secretary

Hemanshu Pandya	37	Vice President and Chief Operating Officer

Mark Westgate	39	Vice President and Chief Financial Officer and Treasurer

*As of March 1, 2009

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

Hemanshu Pandya is, and has been, our Vice President and Chief Operating Officer since October 2007.  Mr. Pandya most recently served as Chief Commercial Officer for Putney, Inc., a start-up veterinary pharmaceutical company, from March 2007 to July 2007.  From August 2005 to December 2006, and prior to its merger with Watson Pharmaceuticals, Inc., Mr. Pandya was Senior Vice President of Business Development and Strategic Alliances for Andrx Pharmaceuticals, Inc., where he managed the licensing and co-development opportunities with strategic global partners.  From August 2002 to August 2005, Mr. Pandya served as Vice President of Corporate Development and Commercial Operations for Able Laboratories, Inc.  Prior to August 2002, Mr. Pandya served in various senior management positions with Ivax Pharmaceuticals, Inc. and Faulding/Purepac Pharmaceutical Company (subsequently Alpharma, Inc.).   He received his Bachelor’s Degree from Rutgers University.

Mark Westgate is, and has been, our Vice President, Chief Financial Officer and Treasurer since December 2005.  From March 2002 to December 2005, Mr. Westgate served as our Controller.  He has over seventeen years of public accounting and financial management experience.  From August 1998 to March 2002, Mr. Westgate served as Controller and Director of Finance for Lavipharm Laboratories Inc., a company specializing in drug delivery and particle design.  Prior to joining Lavipharm, he was a supervisor at Richard A. Eisner & Company, LLP where he performed audits and provided tax advice for clients in various industries including biotech.  Mr. Westgate is a Certified Public Accountant and a member of the New York State Society of Certified Public Accountants.  He holds a B.B.A. in public accounting from Pace University.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an Internet website address at http://www.nexmed.com. We make available free of charge on our Internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as well as our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We continue to require external financing to fund our operations, which may not be available.

Our current cash reserves provide us with sufficient cash to fund our operations into the first quarter of 2010.  We will need additional sources of cash to fund the development and eventual marketing and sales of our psoriasis product, Femprox®, and Vitaros®   in territories outside of the U.S.  We intend to seek development partners to advance our products under development because we will also need significant funding to pursue our overall product development plans. In general, products we plan to develop will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant investment prior to their commercialization. Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed, and the anticipated products may not be commercially viable or successfully marketed.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060.  The Phase 3 program required for the filing of the NDA in the U.S. for NM100060 consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at this time.  As a result of this decision, we will not receive a $6 million payment for positive Phase 3 results.  In addition, a $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which they had initiated in March 2007 in ten European countries.  Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be available in mid-2009.  If the results of the comparator study are positive and the total clinical database is deemed to be sufficient for filing, we expect Novartis to begin filing for marketing approval in selected European countries while they develop a new plan of action for the U.S. market.  If the results are negative, we expect Novartis to terminate the global licensing agreement, which it can do at any time, and the rights to NM100060 would revert back to us with no compensation for termination.

On February 3, 2009, we terminated the licensing agreement and sold the U.S. rights for Vitaros®  and the specific U.S. patents covering Vitaros®  to Warner.  Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner’s receipt of an NDA approval from the FDA.  As such, we are no longer responsible for the regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner will pay a total of $350,000 for the manufacturing equipment for Vitaros®.

Our current cash reserves of approximately $4.5 million as of the date of this report, which includes the $2.5 million received from Warner on February 3, 2009, should provide us with sufficient cash to fund our operations into the first quarter of 2010.  This projection is based on the restructuring plan we implemented in December 2008 whereby we have reduced our current monthly operating expenditures to $350,000 and plan to further reduce these expenditures to approximately $300,000 per month by the second quarter of 2009.  In addition, as part of our restructuring plan, we are discussing with Pii the opportunity to co-develop our early stage products which will enable us to further reduce our monthly overhead expenses and allow us to sell our facility and redundant equipment.  We have also initiated efforts to sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  If we can successfully sell our facility and repay the existing mortgage, we should be able to reduce our monthly operating expenditures to approximately $200,000 per month.  However, there is no assurance that we will be able to sell our facility at an acceptable price or otherwise successfully complete our restructuring plan.

Our principal product under development, NM100060, has not met Novartis’ expectation for filing a New Drug Application in the U.S., and, depending upon European comparator study results, Novartis may terminate its global licensing agreement with us.

In September 2005, we announced a global licensing agreement with Novartis, pursuant to which Novartis acquired the exclusive worldwide rights to NM100060, our topical anti-fungal nail treatment product.  While Novartis has decided not to submit an NDA for NM100060 to the FDA at this time, it has confirmed that it intends to complete a European comparator study.  If positive results are achieved, we expect Novartis to obtain regulatory approval of NM100060 in selected countries in Europe.  If the results are negative, we expect Novartis to terminate the global licensing agreement with the rights to NM100060 reverting to us.

Our near-term prospects for deriving any return on our investments in NM100060 and Vitaros® are dependent upon decisions to be made by Novartis and Warner in their discretion.

We are dependent upon Novartis to complete its European comparator study and obtain regulatory approval in Europe for us to derive any near-term return on our investment in the development of NM100060.  While we expect Novartis to do both, it is not required by any agreement with us to do either.  For us to derive any near-term return on our investment in the development of Vitaros®, we are dependent upon Warner to move forward in pursuing NDA approval for Vitaros® in the U.S., which it is not required to do.  While if Novartis elects to terminate the global licensing agreement, the rights to NM100060 will revert to us, and if we are to derive revenue from NM100060 in the future, we will need to find new development partners.  As for Vitaros®, if Warner does not pursue NDA approval for Vitaros®, we will not have the additional data generated by Warner to enhance the value of the product for non-U.S. development partners which may make it more difficult to find such development partners.  In either case, it may not be possible for us to enter into such partner relationships in a timely manner, if at all.

We will continue to incur operating losses.

Our current business operations began in 1994 and we have a limited operating history.  We may encounter delays, uncertainties and complications typically encountered by development stage businesses. We have not marketed or generated revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $139,689,300 since our inception and through December 31, 2008. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing or commercialization of our products currently under development. However, even if we eventually generate revenues from sales of our products currently under development or from licensing fees, we expect to incur significant operating losses over the next several years. Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis and (3) success in licensing, manufacturing, distributing and marketing our proposed products.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has modified their report on our December 31, 2008 consolidated financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

We will need partnering agreements and significant funding to continue with our research and development efforts, and they may not be available.

Our current cash reserves provide us with sufficient cash to fund our operations into the first quarter of 2010.  We will need additional sources of cash to fund the development and eventual marketing and sales of our psoriasis product, Femprox®, and Vitaros®   in territories outside of the U.S.  We intend to seek development partners to advance our products under development because we will also need significant funding to pursue our overall product development plans. In general, products we plan to develop will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant investment prior to their commercialization.

Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were $5,410,513, $5,022,671 and $5,425,137, respectively.  Since January 1, 1994, when we repositioned ourselves as a medical and pharmaceutical technology company, through December 31, 2008, we have spent $96,903,215 on research and development.  Given our current level of cash reserves and low rate of revenue generation, we will not be able to fully advance our products under development unless we enter into additional partnering agreements. If we are successful in entering into additional partnering agreements for our products under development, we may receive milestone payments, which will offset some of our research and development expenses.

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

We have either acquired or received thirteen U.S. patents out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.  The two patents covering the first generation of the NexACT® technology enhancer have expired, and we have sold three patents covering Vitaros®  to Warner.  While we believe there are significant disadvantages to using the permeation enhancers that are covered by the two patents which expired in 2008 and 2009, including the difficulty of formulation, there is always a risk that once our enhancers are off patent, they can be used by other parties to develop competitive products.

While we have obtained patents and have several patent applications pending, the extent of effective patent protection in the U.S. and other countries is highly uncertain and involves complex legal and factual questions.  No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies.  Patents we currently own or may obtain might not be sufficiently broad enough to protect us against competitors with similar technology.  Any of our patents could be invalidated or circumvented.

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit.  Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us. Additionally, we have indemnified Warner against challenges to the patents that they acquired from us on February 3, 2009.

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

Instability and volatility in the financial markets and the global economic recession are likely to have a negative impact on our ability to raise necessary funds and on our business, financial condition, results of operations and cash flows.

During recent months, there has been substantial volatility and a decline in financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain.  These conditions are likely to have an adverse effect on our industry, licensing partners, and business, including our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may, if available, need to incur indebtedness to finance plans for growth. However, recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

On October 22, 2008, we were notified by Nasdaq that effective October 16, 2008 it had suspended enforcement of the bid price requirement until January 16, 2009.  Further, on December 23, 2008 we were notified by Nasdaq that it had again suspended the enforcement of the bid price requirement until April 20, 2009.  As such, since we had 174 days remaining in our compliance period, we now have 174 days from April 20, 2009, or until October 10, 2009, to regain compliance.

Accordingly, our Common Stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the period ended October 10, 2009 in order to maintain our listing on the Nasdaq Capital Market.

If we fail to achieve the minimum bid price requirement of the Nasdaq Capital Market by October 10, 2009 or fail to maintain compliance with any other listing requirements during this period, we may be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

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

We are authorized to issue 130,000,000 shares of our capital stock, consisting of 120,000,000 shares of our Common Stock and 10,000,000 shares of our preferred stock of which 1,000,000 are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock and 600 are designated as Series C 6% Cumulative Convertible Preferred Stock. As of March 10, 2009, 84,410,736 shares of our Common Stock were issued and outstanding and 15,487,035 shares of our Common Stock were issuable upon the exercise or conversion of outstanding options and warrants.  As of March 10, 2009, there were no shares of Series A, Series B or Series C Preferred Stock outstanding.  In light of our possible future need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.

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

We currently have our corporate office, laboratories and manufacturing plant in a 31,500 square foot facility in East Windsor, NJ, which we own.  We have invested approximately $9.4 million for the land, building and upgrade.  The facility is subject to a mortgage as discussed in Note 6 of the Consolidated Financial Statements.   We have also recently initiated efforts to sell the facility and have taken an impairment charge of approximately $884,000 in 2008.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market System (“NASDAQ”) under the symbol “NEXM.”

On March 10, 2009, the last reported sales price for our Common Stock on NASDAQ was $0.11 per share, and we had 7,623 holders of record of our Common Stock.

The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter from January 1, 2007 to December 31, 2008.

	Price of Common Stock ($)
	High	Low
2008
First Quarter	1.70	1.19
Second Quarter	1.37	1.04
Third Quarter	1.53	0.12
Fourth Quarter	0.16	0.05

2007
First Quarter	1.54	0.72
Second Quarter	2.05	1.24
Third Quarter	1.90	1.47
Fourth Quarter	1.71	1.34

Dividends

We have never paid cash dividends on our Common Stock and do not have any plans to pay cash dividends in the foreseeable future.  Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

Performance comparison of total return of NexMed, Inc., the U.S. NASDAQ Stock Market and NASDAQ Pharmaceuticals Stocks

The following graph shows the yearly change in cumulative total stockholder return on NexMed Common Stock compared to the cumulative total return on the Nasdaq Stock Market (U.S.) and Nasdaq Pharmaceutical Stocks for the past 5 fiscal years (assuming a $100 investment on December 31, 2003 and quarterly reinvestment of dividends during the period).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among NexMed, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08

NexMed, Inc.	100.00	37.59	19.30	16.79	35.59	3.51
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Pharmaceutical	100.00	110.22	111.87	114.89	106.37	97.32

Unregistered sales of equity securities and use of proceeds

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

Income Statement Data
	2008	2007	2006	2005	2004
Revenue
Product sales and royalties	$1,891	$4,036	$7,243	$9,702	$9,519
Licensing and research and development fees	$5,955,600	$1,266,331	$1,859,684	$2,389,459	$349,850
Total Expenses, net	$(11,128,689)	$(10,057,595)	$(9,910,180)	$(17,841,599)	$(17,383,017)
Net Loss	$(5,171,198)	$(8,787,228)	$(8,043,253)	$(15,442,438)	$(17,023,648)
Basic and Diluted Loss per Share	$(0.06)	$(0.11)	$(0.12)	$(0.32)	$(0.39)
Weighted Average Common Shares Outstanding Used for Basic and Diluted Loss per Share	83,684,806	82,015,909	66,145,807	52,528,345	43,603,546

Balance Sheet Data
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
Total Assets	$9,441,783	$10,672,706	$19,933,634	$13,331,943	$20,272,661
Total Long Term Liabilities	$5,625,517	$3,538,051	$1,058,098	$4,122,997	$6,801,826
Stockholders’ Equity	$2,416,400	$4,804,757	$11,504,475	$640,354	$11,401,285

We do not have any off-balance sheet arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through December 31, 2008, we had an accumulated deficit of $139,689,300.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060.  On August 26, 2008, we announced that based on First Interpretable Results of  two Phase 3 studies, Novartis had decided not to submit an NDA to the FDA at this time.  As a result of this decision, we will not receive a $6 million milestone payment for positive Phase 3 results, and a $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which they had initiated in March 2007 in ten European countries.  Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be available in mid-2009.  If the results of the comparator study are positive and the total clinical database is deemed to be sufficient for filing, we expect Novartis to begin filing for marketing approval in selected European countries while they develop a new plan of action for the U.S. market.  If the results are negative, we expect Novartis to terminate the global licensing agreement, which it can do at any time, and the rights to NM100060 would revert back to us with no compensation for termination.

On February 3, 2009, we sold the U.S. rights for Vitaros®  and the specific U.S. patents covering Vitaros®  to Warner and terminated the licensing agreement.  Under the terms of the purchase agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million if and when Warner receives an NDA approval from the FDA.  As such, we are no longer responsible for the regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  Warner will, however, pay us a total of $350,000 for the manufacturing equipment for Vitaros®.  While it is our understanding that Warner is currently moving forward in pursuing NDA approval for Vitaros® they are not obligated by the purchase agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA.

Our current cash reserves of approximately $4.5 million as of the date of this report which includes the $2.5 million received from Warner on February 3, 2009, should provide us with sufficient cash to fund our operations into the first quarter of 2010.  This projection is based on the restructuring plan we implemented in December 2008 whereby we have reduced our current monthly operating expenditures to $350,000 and plan to further reduce these expenditures to approximately $300,000 per month by the second quarter of 2009.  In addition, as part of our restructuring plan, we are discussing with Pii the opportunity to co-develop our early stage products which will enable us to further reduce our monthly overhead expenses and allow us to sell our facility and redundant equipment. We have also initiated efforts to sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  If we can successfully sell our facility and repay the existing mortgage, we should be able to reduce our monthly operating expenditures to approximately $200,000 per month.  However, there is no assurance that we will be able to sell our facility at an acceptable price or otherwise successfully complete our restructuring plan.

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

At December 31, 2008 we had cash and cash equivalents and short term investments of approximately $2.8 million as compared to $3.5 million at December 31, 2007.   Our net decrease in cash in 2008 is the result of our average fixed monthly overhead costs of approximately $525,000 per month, in addition to approximately $600,000 for 2007 bonuses which were paid to employees in March 2008 and $60,000 in severance paid as part of our restructuring program implemented in December 2008.  Additionally, we spent approximately $690,000 in direct costs to support our NDA and NDS filings for Vitaros®, $300,000 for a cancellation fee as discussed in Note 15 of the Consolidated Financial Statements,  $96,000 in direct expenses on our psoriasis project, $161,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device, and approximately $106,000 in closing costs on June 30, 2008 as well as a $1 million principal repayment on December 31, 2008 related to the convertible notes closed on June 30 as discussed in Note 6 of the Consolidated Financial Statements.  This cash usage in 2008 was mostly offset by the receipt of $5 million in milestone payments from Novartis as discussed in Note 3 of the Consolidated Financial Statements and the net proceeds of approximately $2.6 million received upon the issuance of the convertible notes on June 30, 2008 as discussed in Note 6 of the Consolidated Financial Statements.   Additionally, we received approximately $938,000 from the sale of our New Jersey tax credits pursuant to the Technology Tax Certificate Transfer Program as discussed in Note 14 of the Consolidated Financial Statements.

At December 31, 2008, we had $1,029,486 in accounts payable and accrued expenses as compared to $621,668 at December 31, 2007.  The increase is attributable to approximately $592,000 accrued and expensed at December 31, 2008 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study, as discussed in Note 15 of the Consolidated Financial Statements.

At December 31, 2008, we had $296,135 in payroll related liabilities as compared to $693,774 at December 31, 2007. The decrease is attributable to the payment of 2007 bonuses in March 2008. Our bonuses were accrued and expensed in 2007 but were not paid until the first quarter of 2008.  There were no bonuses accrued or paid in 2008.

At December 31, 2008, we had convertible notes of $4,690,000.  As discussed in Note 6 of the Consolidated Financial Statements we issued $5,750,000 of the convertible notes on June 30, 2008 and repaid $1,060,000 during 2008.

At December 31, 2007, we had a note payable of $2,538,705.  The note was paid in cash on June 30, 2008 with the proceeds received from the convertible notes discussed above.  Therefore, at December 31, 2008, there is no remaining balance due to the holder of the note.

For the year ended December 31, 2008 we incurred loss on disposal of fixed assets (included in general and administrative expenses in our consolidated statement of operations) of $904,902 as compared to $10,121 in 2007.  The significant increase in the loss on disposal of fixed assets resulted from an impairment charge of approximately $884,000 to reduce the carrying amount of our land and building to reflect the current commercial real estate market as we have initiated efforts to sell this facility.  Since 2000, we have spent approximately $9.4 million in total for the land, building, manufacturing and lab equipment, related to our East Windsor facility which we are currently occupying.

The following table summarizes our contractual obligations and the periods in which payments are due as of December 31, 2008:

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Long-term debt *	$5,510,750	$328,300	$5,182,450	$0	$0
Purchase obligations **	592,000	592,000	0	0	0
Other long-term liabilities***	1,228,800	109,900	329,700	329,700	459,500

Total	$7,331,550	$1,030,200	$5,512,150	$329,700	$459,500

*	Long-term debt consists of a convertible note secured by a mortgage totaling $4.69 million plus all related interest.
**	Purchase obligations consist of a penalty fee for a clinical research agreement that was cancelled on September 30, 2008.
The penalty for our cancellation of this $4,182,700 agreement was approximately $892,000.
$300,000 was paid on December 31, 2008 with the remaining $592,000 due in two installments on March 31, and June 30, 2009.
***
Represents payments to be made according to a deferred compensation agreement.  The present value of these payments is recorded on the balance sheet under deferred compensation in the amount of $1,009,762.

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

Income Taxes – In preparing our financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes.  We recognize deferred taxes by the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Long-lived assets — We review for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

Critical Estimate: We have initiated efforts to sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  We have performed a review for impairment of our facility based on discussions with our real estate agent regarding the likely selling price of our facility and the commercial real estate market in general.  Accordingly, in 2008 we have taken a write-down of approximately $884,000 to the carrying value of the facility to approximate the current market value.  Overestimating the potential selling price of our facility in a planned sale may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

Revenue recognition — Revenues from product sales are recognized upon delivery of products to customers, less allowances for returns and discounts.   Royalty revenue is recognized upon the sale of the related products as reported to us by our distribution partner, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.  Revenues earned under license and research and development contracts are recognized in accordance with the cost-to-cost method outlined in Staff Accounting Bulletin No. 101, as amended, whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received.  If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract would be made.  All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations and Comprehensive Loss. Research and development expenses include costs directly attributable to the conduct of our research and development, including salaries, payroll taxes, employee benefits, materials, supplies, depreciation on and maintenance of research equipment, costs related to research and development fee agreements, the cost of services provided by outside contractors, including services related to our clinical trials, clinical trial expenses, the full cost of manufacturing drugs for use in research, pre-clinical and clinical development, and the allocable portion of facility costs.

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

Critical Estimate:  The Black-Scholes option pricing model requires us to estimate the Company’s dividend yield rate, expected volatility and risk free interest rate over the life of the option.  Inaccurately estimating any one of these factors may cause the value of the option to be under or over estimated.  See Note 2 of the Consolidated Financial Statements for the current estimates used in the Black-Scholes pricing model.  We adopted the provisions of SFAS 123R commencing January 1, 2006.

Comparison of Results of Operations between the Years Ended December 31, 2008 and 2007

Revenues. We recorded revenues of  $5,957,491 during 2008 as compared to $1,270,367 during 2007.  The increase in revenue in 2008 is primarily attributable to the milestone payments received in 2008 from Novartis under the licensing agreement for NM100060. As discussed in Note 3 to the Consolidated Financial Statements, we received $1.5 million from Novartis in March 2008 and another $3.5 million in October 2008.  These milestones were recognized as revenue during 2008.

Research and Development Expenses. Our research and development expenses increased from $5,022,671 in 2007 to $5,410,513 in 2008.    Research and development expenses in the third quarter of 2008 increased primarily due to the expense of approximately $892,000 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study for Vitaros® as discussed in Note 15 of the Consolidated Financial Statements.  This increase was partially offset by reduced spending in 2008 on our development programs including approximately $1.2 million attributable to Vitaros®, as compared to approximately $2 million for Vitaros® during 2007. We have continued to spend modestly on the early stage development of our topical treatment for psoriasis.  During 2008 we initiated and have spent approximately $341,000 on the psoriasis project.  We plan to spend considerably less on research and development in 2009 as we actively seek co-development partners for our early stage products under development, including our topical treatment for psoriasis.

General and Administrative Expenses.  Our general and administrative expenses have increased from $5,634,479 in 2007 to $5,720,832 in 2008.   The increase is due to a loss on disposal of fixed assets in 2008 of $904,902 as compared to $10,121 in 2007.  The significant increase in the loss on disposal of fixed assets resulted from an impairment charge of approximately $884,000 to reduce the carrying amount of our land and building to reflect the current commercial real estate market as we have initiated efforts to sell this facility.   The increase in loss on disposal of fixed assets was partially offset by a decrease in salary expense of approximately $180,000 as a result of no bonuses accrued or paid in 2008 and a reduction in consulting fees of approximately $239,000, as our Chief Operating Officer hired in late 2007 and Chief Executive Officer appointed in June 2007 have taken over most of the responsibilities handled by consultants in 2007. We also reduced the cost of printing and designing our annual report by approximately $63,000 in 2008.  Additionally we had a one-time expense of approximately $257,000 in 2007 for New Jersey State sales tax paid as a result of a sales tax audit covering the period from 2000 to 2007.

Interest  Expense.  We recognized $1,006,794 and $481,862 in interest expense in 2008 and 2007 respectively.  The increase is primarily due to the interest on the $5,750,000 principal amount of convertible notes issued on June 30, 2008 and the amortization of debt issue costs for warrants issued in connection with a line of credit obtained in May 2008 as discussed in Note 8 to the Consolidated Financial Statements compared to interest expense on lesser debt of $2,000,000 in 2007.

Net Loss.  The net loss was $5,171,198 or $0.06 per share and $8,787,228 or $0.11 per share in 2008 and 2007, respectively.  The decrease is primarily attributable to the significant increase in revenues attributable to the milestones received in 2008 from Novartis under the licensing agreement for NM100060.  As discussed in Note 3 to the Consolidated Financial Statements, we received $1.5 million from Novartis in March 2008 and another $3.5 million in October 2008.  These milestones were recognized as revenue during 2008.

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

Research and Development Expenses. Our research and development expenses decreased from $5,425,137 in 2006 to $5,022,671 in 2007.    Research and development expenses in 2007 included approximately $2 million attributable to Vitaros®  and the balance attributable to other NexACT® technology based products and indirect overhead related to research and development, as compared to approximately $940,000 for NM100060 and $997,000 for Vitaros®  during 2006.  The majority of our expenses in 2007 were related to the filing of the NDA and NDS for Vitaros®  in 2007.  We no longer have research and development expenses related to NM100060, as we are no longer obligated to complete the remaining preclinical studies for NM100060.   Novartis has taken over all responsibilities related to the remaining preclinical studies whereas in 2006, we incurred the preclinical study costs and were reimbursed by Novartis.

 General and Administrative Expenses.  Our general and administrative expenses have increased from $5,570,765 in 2006 to $5,634,479 in 2007.   The modest increase in 2007 is primarily due to New Jersey State sales tax paid of approximately $257,000 as a result of a sales tax audit covering the period from 2000 to 2007, approximately $175,000 in consulting fees for business development and market research activities related to identifying potential commercial partners for Vitaros®  and an increase of approximately $300,000 in legal fees related to the national filings of patent applications for Vitaros®  as well as legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement of our herpes treatment medical device.   In 2006 we recorded a loss on disposal of equipment of approximately $473,000 as a result of the consolidation of our operations in that year.

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

Other income.   Other income was $0 in 2007 as compared to $627,455 in 2006.  The 2006 other income consisted of a one-time payment received when Schering elected to terminate the supply and distribution agreement for Vitaros® without cause.  Pursuant to the agreement, Schering was obligated to pay a termination fee of 500,000 Euros or $627,455.

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

Quarterly Results

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2008 and 2007.  The operating results are not necessarily indicative of results for any future period.

For the Three Months Ended

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total Revenues	$951,787	$1,199,612	$305,943	$3,500,149
Income (Loss) from Operations	$(1,520,702)	$(1,090,169)	$(2,896,791)	$333,808
Net Income (Loss)	$(1,642,187)	$(1,628,723)	$(3,040,094)	$1,139,806
Basic & Diluted Income (Loss) Per Share	$(0.02)	$(0.02)	$(0.04)	$0.01

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Total Revenues	$286,959	$283,417	$296,390	$403,601
Loss from Operations	$(2,023,819)	$(1,975,228)	$(2,007,823)	$(3,379,913)
Net Loss	$(2,039,309)	$(1,991,021)	$(2,026,378)	$(2,730,520)
Basic & Diluted Loss Per Share	$(0.03)	$(0.02)	$(0.02)	$(0.03)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.  The interest rates on our existing debt are fixed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stockholders of NexMed, Inc.

We have audited the accompanying consolidated balance sheets of NexMed, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006.  Our audits also include the financial statement schedule included in Item 15.  We also have audited NexMed, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  NexMed, Inc.’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of NexMed, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, NexMed, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Amper, Politziner & Mattia, LLP

March 16, 2009
Edison, New Jersey

NexMed, Inc.
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$2,862,960	$2,735,940
Short term investments	-	750,000
Debt issuance cost, net of accumulated amortization of $43,283 and $7,565	30,368	68,081
Prepaid expenses and other current assets	83,761	127,659

Total current assets	2,977,089	3,681,680

Fixed assets, net	5,519,652	6,956,986
Debt issuance cost, net of accumulated amortization of $86,607 and $3,782	60,771	34,040

Total assets	$8,557,512	$10,672,706

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,029,486	$621,668
Payroll related liabilities	296,135	693,774
Deferred revenue	-	953,528
Deferred compensation - current portion	74,245	60,929

Total current liabilities	1,399,866	2,329,899

Long term liabilities
Convertible notes payable	4,690,000	-
Note payable, net of debt discount of $461,295	-	2,538,705
Deferred compensation	935,517	999,345

Total liabilities	7,025,383	5,867,949

Commitments and contingincies (Note 15)

Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized,84,350,361 and 83,063,002 shares issued and outstanding, respectively	84,352	83,065
Additional paid-in capital	141,137,077	139,239,794
Accumulated deficit	(139,689,300)	(134,518,102)

Total stockholders' equity	1,532,129	4,804,757

Total liabilities and stockholders' equity	$8,557,512	$10,672,706

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007	2006

Revenues, principally license fee revenue	$5,957,491	$1,270,367	$1,866,927

Costs and expenses
Research and development	5,410,513	5,022,671	5,425,137
General and administrative	5,720,832	5,634,479	5,570,765

Total costs and expenses	11,131,345	10,657,150	10,995,902

Loss from operations	(5,173,854)	(9,386,783)	(9,128,975)

Other income (expense)
Other income	-	-	627,455
Interest income	71,793	275,508	271,730
Interest expense	(1,006,794)	(481,862)	(380,860)
Total other income (expense)	(935,001)	(206,354)	518,325

Loss before benefit from income taxes	(6,108,855)	(9,593,137)	(8,610,650)

Benefit from income taxes	937,657	805,909	567,397

Net loss	(5,171,198)	(8,787,228)	(8,043,253)

Deemed dividend to preferred shareholders from beneficial conversion feature	-	-	(49,897)
Preferred dividend	-	-	(15,264)

Net loss applicable to common stock	$(5,171,198)	$(8,787,228)	$(8,108,414)

Basic and diluted loss per share	$(.06)	$(.11)	$(.12)

Weighted average common shares outstanding used for basic and diluted loss per share	83,684,806	82,015,909	66,145,807

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Foreign
	Common	Common	Additional		Currency	Total
	Stock	Stock	Paid-In	Accumulated	translation	Stockholders'
	(Shares)	(Amount)	Capital	Deficit		Equity

Balance at January 1, 2006	55,699,467	$55,700	$118,281,871	$(117,687,621)	$(9,596)	$640,354

Issuance of common stock upon exercise of stock options and warrants, net	208,095	208	97,108	-	-	97,316
Issuance of compensatory options to employees and consultants	-	-	1,214,403	-	-	1,214,403
Issuance of common stock in payment of interest on convertible notes	392,467	393	303,774	-	-	304,167
Issuance of compensatory stock to the board of directors	197,264	197	143,804	-	-	144,001
Issuance of common stock from private placement, net of offering costs	22,664,191	22,664	16,318,993	-	-	16,341,657
Issuance of common stock upon conversion of preferred stock, including dividends paid in stock	1,124,421	1,125	873,875	-	-	875,000
Amortization of beneficial conversion feature, discount and issuance costs related to preferred stock			(207,170)	-	-	(207,170)
Discount on Note payable for issuance of warrants			138,000	-	-	138,000
Net loss	-	-	-	(8,043,253)	-	(8,043,253)
	80,285,905	$80,287	$137,164,658	$(125,730,874)	$(9,596)	$11,504,475
Balance at December 31, 2006

Issuance of common stock upon exercise of stock options and warrants, net	1,717,943	1,718	219,175	-	-	220,893
Issuance of compensatory options to employees and consultants	-	-	776,835	-	-	776,835
Issuance of compensatory stock to employees and consultants	609,000	609	89,391	-	-	90,000
Issuance of common stock in payment of interest on notes	145,614	146	190,602	-	-	190,748
Issuance of compensatory stock to the board of directors	304,540	305	288,693	-	-	288,998
Net offering costs from issuance of common stock	-	-	(2,110)	-	-	(2,110)
Discount on Note payable for issuance of warrants	-	-	512,550	-	-	512,550
Realized gain on foreign currency exchange					9,596	9,596
Net loss	-	-	-	(8,787,228)	-	(8,787,228)

Balance at December 31, 2007	83,063,002	$83,065	$139,239,794	$(134,518,102)	-	$4,804,757

Issuance of common stock upon exercise of stock options and warrants	526,909	527	459,221	-	-	459,748
Issuance of compensatory options to employees and consultants	-	-	138,511	-	-	138,511
Issuance of compensatory stock to employees and consultants	382,500	382	704,350	-	-	704,732
Issuance of compensatory stock to the board of directors	377,950	378	480,451	-	-	480,829
Discount on Note payable for issuance of warrants	-	-	114,750	-	-	114,750
Net loss	-	-	-	(5,171,198)	-	(5,171,198)

Balance at December 31, 2008	84,350,361	$84,352	$141,137,077	$(139,689,300)	-	$1,532,129

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(5,171,198)	$(8,787,228)	$(8,043,253)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	486,420	621,869	842,087
Non-cash interest, amortization of debt discount and deferred financing costs	693,316	408,538	328,050
Non-cash compensation expense	1,324,072	1,155,832	1,358,403
Net gain on foreign currency exchange	-	9,596	-
Impairment charge and loss on disposal of property and equipment	904,902	10,121	473,312
Changes in assets and liabilities
Decrease (increase) in other receivable		183,700	(183,700)
Decrease in prepaid expense and other assets	43,898	37,239	791,477
(Decrease) increase in deferred revenue	(953,528)	(740,389)	(1,091,884)
(Decrease) increase in payroll related liabilities	(397,639)	537,207	156,567
(Decrease) increase in deferred compensation	(50,512)	(58,036)	(59,889)
Increase (decrease) in accounts payable and accrued expenses	407,818	33,918	(1,238,184)
Net cash used in operating activities	(2,712,451)	(6,587,633)	(6,667,014)
Cash flows from investing activities
Proceeds from sale of fixed assets	75,000	-	178,769
Capital expenditures	(28,988)	(100,875)	(76,553)
Purchases of short term investments	-	(3,000,000)	(6,000,000)
Proceeds from sale of short term investments	750,000	3,250,000	5,500,000
Net cash provided by (used in) investing activities	796,012	149,125	(397,784)
Cash flows from financing activities
Issuance of common stock, net of offering costs	-	(2,110)	16,341,657
Proceeds from exercise of stock options and warrants	459,748	220,893	97,316
Issuance of convertible notes payable, net of debt issue costs	5,643,711
Issuance of notes payable, net of debt issue costs	-	2,886,532	1,975,000
Repayment of notes payable	(4,000,000)	(2,000,000)
Repayment of convertible notes payable	(60,000)	(3,000,000)	(3,000,000)
Principal payments on capital lease obligations	-	-	(233,823)
Net cash provided by (used in) financing activities	2,043,459	(1,894,685)	15,180,150
Net increase (decrease) in cash and cash equivalents	127,020	(8,333,193)	8,115,352
Cash and cash equivalents
Beginning of year	2,735,940	11,069,133	2,953,781
End of year	$2,862,960	$2,735,940	$11,069,133

Cash paid for interest	$324,314	$119,307	$91,912

Supplemental disclosure of non-cash investing and financing activities:
Payment of interest in common stock	-	190,748	304,167
Amortization of debt discount	461,295	178,640	10,615
Conversion of preferred stock to common stock	-	-	859,736
Preferred stock dividend paid in common stock	-	-	15,264

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

The Company was incorporated in Nevada in 1987.  In January 1994, the Company began research and development of a device for the treatment of herpes simplex.  The Company, since 1995, has conducted research and development both domestically and abroad on proprietary pharmaceutical products, with the goal of growing through acquisition and development of pharmaceutical products and technology.

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of $139,689,300 at December 31, 2008 and expects that it will incur additional losses in the future completing the research, development and commercialization of its technologies.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research, development and clinical trials of the Company’s product candidates.  Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company.  If the Company is unable to obtain additional financing, operations will need to be discontinued.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short term investments
A significant amount of our short term investments at December 31, 2007 were comprised of investment grade variable rate debt obligations, which are asset-backed and categorized as available-for-sale.  Accordingly, our investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 28 days.  Despite the long-term nature of their contractual maturities, we have the ability and intent to liquidate these securities within one year.  As a result of the resetting variable rates, we had no cumulative gross unrealized or realized holding gains or losses from these investments.  All income generated from these investments was recorded as interest income.  The Company had no such investments at December 31, 2008.

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

Long-lived assets
The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.  The Company recorded an impairment charge of $884,271 in 2008 to reduce the carrying amount of its land and building to reflect the current commercial real estate market as the Company has initiated efforts to sell its facility.  This charge is recorded within general and administrative expenses on the statement of operations.  No such impairment losses have been recorded by the Company during 2007 or 2006.

Revenue recognition
Revenues from product sales are recognized upon delivery of products to customers, less allowances for estimated returns and discounts.  Royalty revenue is recognized upon the sale of the related products, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.  Revenues from product sales and royalties are immaterial in 2008, 2007 and 2006.

Revenues earned under licensing and research and development contracts are recognized in accordance with the cost-to-cost method whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable.  All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2008, 2007 and 2006, outstanding options to purchase 3,368,991, 3,469,841, and 3,663,421 shares of Common Stock, respectively, with exercise prices ranging from $0.55 to $16.25 have been excluded from the computation of diluted loss per share as they are antidilutive.  At December 31, 2008, 2007 and 2006, outstanding warrants to purchase 12,118,044, 12,439,954, and 20,125,027 shares of Common Stock, respectively, with exercise prices ranging from $0.55 to $4.04 have also been excluded from the computation of diluted loss per share as they are antidilutive.  Promissory notes convertible into 2,345,000 shares of Common Stock in 2008 and 600,000 shares of Common Stock (see Note 6) in 2006 have also been excluded from the computation of diluted loss per share, as they are antidilutive.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company accounts for stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Any options issued to non-employees are recorded in the consolidated financial statements in deferred expenses in stockholders' equity using the fair value method and then amortized to expense over the applicable service periods (See Note 9). As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of the Company's Common Stock.

As a result of adopting SFAS 123R, the Company’s net loss and its non cash compensation expense as shown in the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 is $1,324,071, $1,095,834 and $1,358,403 more, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. Basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 of $(0.05), $(0.11) and $(0.12), respectively, is $0.01, $0.01 and $0.02 more than if the Company had not adopted SFAS 123R.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statements of Operations:

	Year Ended
	December 31, 2008	December 31, 2007
Research and development	$71,833	$111,108
General and administrative	1,252,239	1,044,724

Total stock-based compensation expense	$1,324,072	$1,155,832

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

NexMed, Inc.
Notes to Consolidated Financial Statements

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2008, 2007 and 2006:

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

NexMed, Inc.
Notes to Consolidated Financial Statements

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 141R on its operating results and financial position.

In May 2008, the FASB issued Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized.  FSP APB 14-1 requires retrospective application to the terms of the instruments as they existed for all periods presented.  FSB APB 14-1 is effective for the Company as of January 1, 2009 and early adoption is prohibited.  The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial statements as a result of its convertible debt, as discussed in Note 6 below.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company was required to adopt SFAS 157 beginning January 1, 2008.  In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The Company does not expect that adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its financial statements.

3.	Licensing and Research and Development Agreements

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”).  Under the agreement, Warner acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  Warner agreed to pay the Company an up front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones.   In addition, the Company was eligible to receive royalties in the future based upon the level of sales achieved by Warner, assuming the product is approved by the U.S. Food and Drug Administration (“FDA”).

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company has recognized the initial up-front payment as revenue on a straight line basis over the 9 month period ended July 31, 2008 which was the remaining review time by the FDA for the Company’s new drug application filed in September 2007 for Vitaros®.  Pursuant to the agreement, NexMed was responsible for the regulatory approval of Vitaros®. Accordingly, for the years ended December 31, 2008 and 2007, the Company recognized licensing revenue of $388,889 and $111,111, respectively, related to the Warner agreement.

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the agreement, the Company received gross proceeds of $2.5 million as an up-front payment and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for the regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner will pay a total of $350,000 for the manufacturing equipment for Vitaros®. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®. Warner is not obligated by the purchase agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, NM100060.  Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial up front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060.   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060.   Novartis has taken over all responsibilities related to the remaining preclinical studies.  As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which was the performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the years ended December 31, 2008 and 2007, the Company recognized licensing revenue of $564,639 and $846,960, respectively, related to the initial $4 million cash payment from the Novartis agreement.

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007.  Although the completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis, the agreement also provided that clinical milestones paid to us by Novartis shall be reduced by 50% until the Company receives an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004.  The $1.5 million milestone payment was being recognized on a straight-line basis over the six month period to complete the Phase 3 clinical trial.  Accordingly, for the year ended December 31, 2008, the Company recognized licensing revenue of $1.5 million related to the $1.5 million milestone payment.

NexMed, Inc.
Notes to Consolidated Financial Statements

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060 required for the filing of the NDA in the U.S.  On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on First Interpretable Results of the Phase 3 trials. As a result of this decision, the Company will not receive a $6 million payment for positive Phase 3 results, and a $7 million milestone payment due upon filing of the NDA has been postponed indefinitely.

On October 17, 2008, the Company received a Notice of Allowance for its U.S. patent covering NM100060.  Pursuant to the license agreement, the payment of the issuance fee for an approved patent claim on NM100060 triggered the $2 million patent milestone payment from Novartis.  Additionally, $1.5 million, which represents the remaining 50% of the patient enrollment milestone  also became due and payable.  As such the Company received a payment of $3.5 million from Novartis on October 30, 2008 and recognized it as licensing revenue for the year ended December 31, 2008.

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which they had initiated in March 2007 in ten European countries.  Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The comparator study is expected to be completed by early 2009 and the data will be available in mid-2009.  If the results of the comparator study are positive and the total clinical database is deemed to be sufficient for filing, the Company expects Novartis to begin filing for marketing approval in selected European countries while they develop a new plan of action for the U.S. market.  If the results are negative, the Company expects Novartis to terminate the global licensing agreement, which it can do at any time, and the rights to NM100060 would revert back to the Company with no compensation for termination.

NexMed, Inc.
Notes to Consolidated Financial Statements

4.	Fixed Assets

Fixed assets at December 31, 2008 and 2007 were comprised of the following:

	2008	2007

Land	$363,909	$363,909
Building, including impairment charge of $884,271 in 2008	6,378,587	7,371,607
Machinery and equipment	2,599,159	2,630,155
Computer software	600,167	600,167
Furniture and fixtures	188,935	188,935
	10,130,757	11,154,773

Less: accumulated depreciation	(4,611,105)	(4,197,787)

	$5,519,652	$6,956,986

Depreciation and amortization expense was $486,420, $621,870, and $842,087 for 2008, 2007 and 2006 respectively, of which $188,825 related to capital leases for the year ended December 31, 2006.

5.	Deferred Compensation

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.    The monthly deferred compensation payment through May 15, 2021 will be $9,158.  As of December 31, 2008 and 2007, the Company has accrued  $1,009,762 and $1,060,274 respectively, which is included in deferred compensation, based upon the estimated present value of the vested portion of the obligation.

6.	Convertible Notes Payable

June 2008 Convertible Notes

On June 30, 2008, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount of $5.75 million. The Convertible Notes are collateralized by the Company’s facility in East Windsor, New Jersey and $4.75 million of the Convertible Notes are due on December 31, 2011 (the “Due Date”) and $1 million of the Convertible Notes were due on December 31, 2008.  The Convertible Notes are due and payable in cash or convertible into shares of Common Stock with $4.75 million convertible at $2 per share on or before the Due Date and $1 million convertible at $1.75 per share on or before December 31, 2008 at the holders’ option.  The Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

NexMed, Inc.
Notes to Consolidated Financial Statements

On October 16, 2008, the Company sold certain building equipment and received proceeds of $60,000 which was used to prepay a portion of the $4.75 million payment due on December 31, 2011.  On December 31, 2008, the Company paid the $1 million principal payment due in cash.  As such, the balance of $4,690,000 is due on December 31, 2011 and is recorded as Convertible notes payable on the consolidated balance sheets at December 31, 2008.  As discussed in Note 3 above, the Company sold $350,000 of manufacturing equipment to Warner.  The note holders agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal to be paid in 2009 when the equipment is transferred to Warner.

December 2003 Convertible Note

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

On November 30, 2006, the Company paid in cash the $3 million installment due plus accrued interest of $25,417.  The remaining $3 million balance plus accrued interest of $25,417 on the note was paid on May 31, 2007 such that no amounts remained outstanding at December 31, 2008 and 2007.

For the year ended December 31, 2006, the Company recorded amortization of the debt issuance costs of $11,345.

NexMed, Inc.
Notes to Consolidated Financial Statements

7.	Notes Payable

October 2007 Note

On October 26, 2007, the Company issued a note in a principal amount of $3 million.  The note was payable on June 30, 2009 and could be prepaid by the Company at any time without penalty.  Interest accreted on the note on a quarterly basis at a rate of 8.0% per annum.  The note was collateralized by the Company’s facility in East Windsor, New Jersey.

The Company also issued to the noteholder a 5-year detachable warrant to purchase 450,000 shares of Common Stock at an exercise price of $1.52.  Of the total warrants issued, 350,000 warrants vest immediately and the remaining 100,000 warrants were to vest if the note had remained outstanding on October 26, 2008. The Company valued the warrants using the Black-Scholes pricing model.   The Company allocated a relative fair value of $512,550 to the warrants.  The relative fair value of the warrants is allocated to additional paid in capital and treated as a discount to the note that is being amortized over the 20-month period ended June 30, 2009.

This note was paid on June 30, 2008 with the proceeds from the issuance of the Convertible Notes referred to above in Note 6.  The Company paid in cash the $3 million balance on the note plus accrued interest of $60,000.  Additionally, the remaining 100,000 warrants that were to vest on October 26, 2008 were cancelled.

For the years ended December 31, 2008 and 2007, the Company recorded $461,291 and 51,255, respectively, of amortization related to the note discount, including the acceleration of the amortization upon repayment.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

This note was paid on October 29, 2007 with the proceeds from the issuance of the $3 million October 2007 note referred to above.  The Company paid in cash the $2 million balance on the note plus accrued interest of $42,028.

For the year ended December 31, 2007, the Company recorded $127,385 of amortization related to the note discount.

8.	Line of Credit

On May 12, 2008 the Company entered into a Binding Commitment for a Credit Line (the “Commitment”), with one of its largest shareholders (the “Lender”).  Pursuant to the Commitment, the Company established a $3 million credit line (the “Credit Line”) with the Lender, which was to expire on December 31, 2008.  The Company could draw down (“Draw Down”) on the Credit Line up to five times during the term of the Credit Line, and Draw Downs could not exceed $600,000 in any 30 day period.  In addition, the Company could only Draw Down when the Company’s cash and cash equivalents were below $1 million, and the Company was required to give the Lender at least 5 days’ notice prior to any Draw Down.  The Commitment provided that if the results from the Phase 3 trials on the Company’s anti-fungal product were negative, further Draw Downs on the Credit Line would be prohibited.

The Company could repay the Draw Downs in either shares of Common Stock or cash at the Lender’s option on December 31, 2008.  If the Lender chose to be repaid with Common Stock, the number of shares of Common Stock issued would have been equal to the amount of the total Draw Down divided by $1.01, which was 92.5% of the 5 day volume weighted average price of the Company’s Common Stock for the 5 day period ended May 9, 2008.

In consideration of making available the Credit Line, the Lender received a warrant (the “Warrant”) to purchase 250,000 shares of the Company’s Common Stock, which vested immediately upon the execution of the Commitment.  The Warrant has a 3 year term at an exercise price of $1.15, which is 105% of the 5 day volume weighted average price of the Company’s Common Stock for the 5 day period ended May 9, 2008. The Company valued the Warrant using the Black-Scholes pricing model.   The Company allocated a relative fair value of $114,750 to the Warrant.  The relative fair value of the Warrant is allocated to additional paid-in capital and treated as a debt issuance cost that was amortized over the period ending December 31, 2008.

For the year ended December 31, 2008, the Company recorded $114,750 of amortization related to the debt issuance cost of the Credit Line.  There were no Draw Downs under the commitment during 2008.

On August 26, 2008, the Company announced that Novartis had decided to not submit an NDA in the U.S. based on First Interpretable Results of the Phase 3 trials on the Company’s anti-fungal product. As such, the Credit Line was withdrawn by the Lender.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

The following table summarizes information about options outstanding at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
Range of		Average	Average	Aggregate		Average	Aggregate
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value *
$ .55 - 1.85	2,858,090	6.98 years	$0.86	$-	2,666,686	$0.83	$-
2.00 - 3.99	119,250	2.69 years	2.88	-	119,250	2.88	-
4.00 - 5.50	373,651	3.64 years	4.65	-	373,651	4.65	-
8.00 - 16.25	18,000	1.44 years	8.67	-	18,000	8.67	-

	3,368,991		$1.40	$-	3,177,587	$1.40	$-

*Intrinsic values are determined by comparing the aggregate exercise prices of options to the closing price of our Common Stock on December 31, 2008

NexMed, Inc.
Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2006	5,018,880	$2.83
Granted	1,993,750	0.78
Exercised	(354,666)	0.71
Cancelled	(2,994,543)	3.28
Outstanding at December 31, 2006	3,663,421	$1.52
Granted	202,100	1.41
Exercised	(78,480)	1.07
Cancelled	(317,200)	2.82

Outstanding at December 31, 2007	3,469,841	$1.41
Granted	-
Exercised	(55,000)	$0.73
Cancelled	(45,850)	3.33
Outstanding at December 31, 2008	3,368,991	$1.40	5.25 years	$0

Vested or expected to vest at December 31, 2008	3,356,722	$1.40	5.25 years	$0

Exercisable at December 31, 2008	3,177,586	$1.40	5.05 years	$0
Exercisable at December 31, 2007	3,122,740	$1.43
Exercisable at December 31, 2006	2,395,897	$1.83

Options available for grant at December 31, 2008	373,203

There were no options granted during 2008.  The weighted average grant date fair value of options granted during 2007 and 2006 was $1.41, and $0.78, respectively.  The intrinsic value of options exercised during the year ended December 31, 2008 was $43,270.

As of December 31, 2008, there was $119,401 of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 1.40 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with SFAS 123R as discussed in Note 2.  As of December 31, 2008, there was $821,928 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.31 years.

Principal employee based compensation transactions for the year ended December 31, 2008 were as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

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

David Tierney received 50,000 shares as Chairman of the Scientific Advisory Board, 906 shares as a member of the Governance/Nominating Committee, and 906 shares as a member of the Compensation Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Tierney would have received for annual service as Chairman of the Scientific Advisory Board, member of the Governance/Nominating Committee, and member of the Compensation Committee, or $34,013, $1,333, and $1,333, respectively, divided by the Price.

Leonard Oppenheim received 6,197 shares as the Chairman of the Audit Committee.  The number of the full grant of shares was calculated based on the amount of cash Mr. Oppenheim would have received for annual service as Chairman of the Audit Committee, or $9,111, divided by the Price.

Martin Wade received 3,287 shares as the Chairman of the Compensation Committee, 1,209 shares as a member of the Audit Committee, and 906 shares as a member of the Governance/Nominating Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Wade would have received for annual service as Chairman of the Compensation Committee, member of the Audit Committee, and member of the Governance/Nominating Committee, or $4,833, $1,778, and $1,333, respectively, divided by the Price.

Arthur Emil received 1,587 shares as Chairman of the Governance/Nominating Committee, 1,209 shares as a member of the Audit Committee, and 906 shares as a member of the Compensation Committee. The number of the full grant of shares was calculated based on the amount of cash Mr. Emil would have received for annual service as Chairman of the Governance/Nominating Committee, member of the Audit Committee, and member of the Compensation Committee, or $2,333, $1,778, and $1,333, respectively, divided by the Price.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

For the years ended December 31, 2007 and 2006, the Company granted 1,574,540 and 299,316 shares of restricted stock, respectively to officers and Directors.

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

For the year ended December 31, 2006 pursuant to the terms of the Series C Stock, the Company recorded dividends in the amount of $15,264 as a dividend to preferred shareholders in the Consolidated Statements of Operations.

For the year ended December 31, 2006 the Company recorded a deemed dividend of $49,897.  This deemed dividend represents the sum of the beneficial conversion feature, amortization of the contingent beneficial conversion feature, and amortization of preferred stock issuance costs.

During 2005, the Company converted 357.5 shares of the Series C Stock and accrued dividends into 3,215,590 shares of its Common Stock with an aggregate value of $3,482,974.  During the first half of 2006, the Company converted 72 shares of the Series C Stock and accrued dividends into 880,308 shares of its Common Stock with a value of $715,388.

On June 30, 2006, pursuant to the terms of the Series C Stock, the Company converted the remaining 15.5 preferred shares and accrued dividends through June 30, 2006 of $159,612 at a price of $0.65 per share.  Upon conversion, the Company issued a total of 244,113 shares of Common Stock.  As of December 31, 2008 and 2007, no shares of the Series C Stock remained outstanding.

11.	Common Stock

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

On April 3, 2000, the Company declared a dividend distribution of one preferred share purchase Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on April 21, 2000.  One Right will also be distributed for each share of Common Stock issued after April 21, 2000, until the Distribution Date described in the next paragraph.  Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredths of a share (a Unit) of Series A Junior Participating Preferred Stock, $.001 par value per share, at a Purchase Price of $100.00 per Unit, subject to adjustment.  Under the Rights Plan, 1,000,000 shares of the Company’s preferred stock have been set-aside.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

13.	Warrants

A summary of warrant activity is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at January 1, 2006	11,030,550	1.83
Issued (Notes 10 and 11)	9,565,676	0.90
Exercised	-	-
Cancelled	(471,199)	1.82
Outstanding at December 31, 2006	20,125,027	$1.33
Issued (Note 7)	450,000	$1.52
Exercised	(2,790,495)	$1.83
Cancelled	(5,344,578)	$1.40
Outstanding at December 31, 2007	12,439,954	$1.23
Issued (Note 8)	250,000	$1.15
Exercised	(471,910)	$0.89
Cancelled	(100,000)	$1.52
Outstanding at December 31, 2008	12,118,044	$1.23	1.22 years
Exercisable at December 31, 2008	12,118,044	$1.23	1.22 years

14.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $84 million for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2028 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $103.7 million.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period.  The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.  Such a change may have already resulted from the additional equity financing obtained by the Company since its formation.

In 2006, 2007 and 2008, the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program.  The Company has approximately $853,000 in NJ tax credit benefits left available to sell at December 31, 2008, and was approved to sell net operating loss tax benefits of $1,053,547 in 2008, $905,515 in 2007, and $637,525 in 2006.  The Company received net proceeds of $937,657, $805,909, and $567,397 in 2008, 2007, and 2006, respectively, as a result of the sale of the tax credits, which has been recognized as received as an income tax benefit in the Consolidated Statements of Operations.  There can be no assurance that this program will continue in future years.

NexMed, Inc.
Notes to Consolidated Financial Statements

The net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax benefit at December 31, 2008, 2007 and 2006 of approximately $42.8 million, $39.2 million and $35.6 million, respectively.  In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. The cumulative effect of the change in accounting principle must be recorded as an adjustment to opening retained earnings. Effective January 1, 2007, the Company adopted FIN No. 48 and determined that such adoption did not have a material impact on its financial statements.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	For the years ended
	December 31,
	2008	2007	2006

Federal statutory tax rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)%	(6)%	(6)%
Valuation allowance	41%	41%	41%
Sale of state net operating losses	(15.35)%	(8.40)%	(6.59)%

Provision (benefit) for income taxes	(15.35)%	(8.40)%	(6.59)%

For the years ended December 31, 2008, 2007 and 2006, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

15.	Commitments and Contingencies

The Company was a party to clinical research agreements with a clinical research organization (“CRO”) in connection with a one-year open-label study for Vitaros® with commitments by the Company that initially totaled approximately $12.8 million.  These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million.  These agreements provided that if the Company canceled them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation.  On September 30, 2008, the clinical research agreements were cancelled as it was determined that the one-year open-label study would no longer be required by the FDA for regulatory approval of Vitaros®.  As such, a cancellation fee of approximately $892,000 was accrued at September 30, 2008.  Pursuant to the terms of the clinical research agreement, the cancellation fee was not payable until December 15, 2008.  On December 31, 2008, the Company paid $300,000 toward the total cancellation fee.  The balance of approximately $592,000 is included in accounts payable and accrued expenses in the Consolidated balance sheets at December 31, 2008.

NexMed, Inc.
Notes to Consolidated Financial Statements

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

16.	Segment and Geographic Information

The Company has only one active business segment: designing, developing, manufacturing and marketing pharmaceutical products.  The Company maintained development and business development operations in the United States and Hong Kong in 2005, 2006.  In September 2007, the Company ceased all operations in Hong Kong.

Geographic information as of December 31, 2008, 2007 and 2006 is as follows:

	For the years ended December 31,
	2008	2007	2006
Net revenues
United States	$5,957,491	$775,894	$758,207
Hong Kong	-	494,473	1,108,720
	$5,957,491	$1,270,367	$1,866,927

All long-lived assets were located in the United States at December 31, 2008, 2007 and 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Amper, Politziner & Mattia, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ELECTION OF DIRECTORS

Our Amended and Restated Articles of Incorporation, as amended to date (the “Articles of Incorporation”) divide our Board of Directors into three classes.  The term of office for each class is arranged so that the term of office of one class expires at each successive Annual Meeting of Stockholders.  The Board of Directors currently consists of six members as follows: Class I directors, Vivian H. Liu and Martin R. Wade, III, whose terms expire in 2010; Class II directors, Richard J. Berman and Arthur D. Emil, Esq., whose terms expire in 2009 and, if re-elected at the 2009 Annual Meeting, in 2012 and Class III directors, Leonard A. Oppenheim and David S. Tierney, MD, whose terms expire in 2011.

At the 2009 Annual Meeting, the Stockholders will elect two directors to serve as Class II directors.  Each of the Class II directors who is elected at the 2009 Annual Meeting will serve until the Annual Meeting of Stockholders to be held in 2012, and until such director’s successor is elected or appointed and qualifies or until such director’s earlier resignation or removal.  The Board of Directors believes that nominees, Richard J. Berman and Arthur D. Emil, will stand for election and will, if elected, serve as Class II directors.  However, with respect to each nominee, in the event such nominee is unable or unwilling to serve as a Class II director at the time of the 2009 Annual Meeting, the proxies may be voted for any substitute nominee designated by the present Board of Directors to fill such vacancy or the Board of Directors may be reduced to no less than three members in accordance with the Articles of Incorporation.

Our Corporate Governance/Nominating Committee has reviewed the qualifications of the nominees for Class II director and has recommended such nominees for election to the Board of Directors.

Nominees for Director

The following information was furnished to the Company by the nominees.

Richard J. Berman has served on the Board of Directors since June 2002, as Chairman of the Board since June 2007, and on the Finance Committee since June 2002.  From January 2006 to June 2007, Mr. Berman served as our President and Chief Executive Officer.  He also served as a member of the Audit Committee, Executive Compensation Committee, and Corporate Governance/Nominating Committee of the Board of Directors between June 2002 and January 2006.  Mr. Berman currently serves as Chairman of National Investment Managers, a public company in pension administration and investment management (OTC: NIVM.OB); Chairman of Fortress Technology Systems (homeland security), and Chairman of Morlex, Inc. (internet) (OTC: MORX.OB).  Mr. Berman is a director of eight public companies: NexMed, Inc., Morlex, Inc., National Investment Managers, Broadcaster, Inc. (OTC: BCSR.OB), Easylink Services International, Inc. (Nasdaq: ESIC), (OTC: NIVM.OB), Advaxis, Inc. (OTC: ADXS.OB), NeoStem, Inc. (ASE: NBS), and Fortress Technology Systems (listed on the Frankfurt Exchange).  From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services International, Inc.) as Chairman and CEO.  Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide Technologies (NASDAQ: XIDE); helped create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions.  He is a past director of the Stern School of Business of NYU where he obtained his BS and MBA.  He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Arthur D. Emil, Esq., is and has been a director and a member of the Audit Committee, Executive Compensation Committee and the Corporate Governance/Nominating Committee of the Board of Directors since June 2003.  Mr. Emil has been a practicing attorney in New York City for over forty years, including with Kramer Levin Naftalis & Frankel from 1994 to 2002 and with Cohen Tauber Spievack & Wagner from 2003 to present. Mr. Emil is a principal owner and chairman of Night Sky Holdings LLC, a company which owns several restaurants now operating in the New York area, which included Windows on the World, and operated the Rainbow Room from 1986 until December 1998.  Mr. Emil is the founding principal and shareholder of two real estate development firms with commercial, residential and mixed-use properties in Connecticut, New York and Ohio.  Mr. Emil has served as trustee for various non-profit organizations including The American Federation of Arts and the Montefiore Medical Center.  Mr. Emil received his LLB from Columbia University.   Mr. Emil serves on the Board of Directors of National Investment Managers (OTC: NIVM.OB).

DIRECTORS

Set forth below is certain information as of March 10, 2009 regarding our directors.

Name	Age	Title

Richard J. Berman	66	Chairman of the Board of Directors

Arthur D. Emil, Esq.	84	Director

Vivian H. Liu	47	Director, President & Chief Executive Officer

Leonard A. Oppenheim	62	Director

David S. Tierney, MD	45	Director

Martin R. Wade, III	59	Director

Biographical information concerning each of the director nominees is set forth above under the caption “Election of Directors.”  Biographical information concerning the remaining directors of the Company is set forth below.

Vivian H. Liu, is and has been a director and President and Chief Executive Officer of the Company since June 2007, and Secretary since 1995.  Ms. Liu served as our Vice President of Corporate Affairs from September 1995 until December 2005, Acting Chief Executive Officer from December 2005 until January 2006, Executive Vice President and Chief Operating Officer from January 2006 to June 2007, Chief Financial Officer from January 2004 until December 2005, Acting Chief Financial Officer from 1999 to January 2004 and Treasurer from September 1995 through December 2005.  In 1994, while we were in a transition period, Ms. Liu served as Chief Executive Officer. From 1985 to 1994, Ms. Liu was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues. Ms. Liu received her MPA in International Finance from the University of Southern California and her BA from the University of California, Berkeley.

Leonard A. Oppenheim, is and has been a director since 2004, and a member of the Audit Committee since January 2006 and Finance Committee since June 2006.  Mr. Oppenheim served as the Chairman of the Board from June 2006 through June 18, 2007. His current term as a member of the Board of Directors expires in 2011..  Mr. Oppenheim retired from business in 2001 and has since been active as a private investor.  From 1999 to 2001, Mr. Oppenheim was a partner in Faxon Research, a company offering independent research to professional investors.  From 1983 to 1999, Mr. Oppenheim was a principal in the Investment Banking and Institutional Sales division of Montgomery Securities.  Prior to that, he was a practicing attorney.  Mr. Oppenheim graduated from New York University Law School in 1976.

David S. Tierney, MD, is and has been a director since January 2007, and a member of the Executive Compensation Committee and Corporate Governance/Nominating Committee since June 2007.  His current term as a member of the Board of Directors expires in 2011.  From August 2000 to April 2007, Dr. Tierney served as President and Chief Executive Officer of Valera Pharmaceuticals, Inc. (Nasdaq:VLRX).  Prior to joining Valera, Dr. Tierney was President of Biovail Technologies, a division of Biovail Corporation.  While there, Dr. Tierney had responsibility for all of Biovail’s research and development, regulatory and clinical activities. Prior to Biovail, he spent three years at Roberts Pharmaceutical Corporation as Senior Vice President of Drug Development with responsibility for all research and development activities, and overall responsibility for drug development, medical affairs, worldwide regulatory affairs and chemical process development, as well as being part of the executive management team. Prior to joining Roberts, Dr. Tierney spent eight years at Elan Corporation in a variety of management positions. Dr. Tierney received his medical degree from the Royal College of Surgeons in Dublin, Ireland and was subsequently trained in internal medicine.  He currently serves on the Board of Directors of Catalyst Pharmaceutical Partners, Inc. (Nasdaq: CPRX) and Bioject Medical Technologies Inc. (Nasdaq: BJCT).

Martin R. Wade III is and has been a director and a member of the Audit Committee, Executive Compensation Committee, and Finance Committee of the Board of Directors since June 2003, and a member of the Corporate Governance/Nominating Committee since January 2004.  His current term as a member of the Board of Directors expires in 2010.    Mr. Wade is the Chief Executive Officer of Broadcaster, Inc. (BCSR.OB), an internet entertainment firm, and since 2000, has also served as the Chief Executive Officer of Bengal Capital Partners, LLC, a merger and acquisition firm.  From 2000 to 2001, Mr. Wade was director and Chief Executive Officer of Digital Creative Development Corp.  From 1998 to 2000, Mr. Wade was Managing Director of Prudential Securities Inc.  From 1975 to 1998, Mr. Wade served in various executive positions at Salomon Brothers Inc., Bankers Trust Company, Lehman Brothers and Price Waterhouse Company.  Mr. Wade serves on the Boards of Directors of several companies, including Alliance One International (NYSE: AOI) and BCSR.  Mr. Wade holds an MBA from the University of Wyoming.

There are no family relationships among the directors or executive officers of the Company.

THE BOARD AND ITS COMMITTEES

Meetings of the Board of Directors

During the year ended December 31, 2008, six meetings of the Board of Directors were held.  Each director attended at least 75% of the aggregate number of meetings of the Board and the Committees of the Board on which they served during the periods that they served.  While we have no policy requiring attendance, in June 2008, all of the four independent directors were present at our 2008 Annual Meeting of Stockholders.

Committees of the Board

The Board of Directors currently has four committees: the Executive Compensation Committee, the Audit Committee, the Finance Committee, and the Corporate Governance/Nominating Committee.

The Executive Compensation Committee establishes remuneration levels for our executive officers and implements incentive programs for officers, directors and consultants, including the 2006 Stock Incentive Plan (the 2006 Plan), the NexMed Inc. Stock Option and Long-Term Incentive Compensation Plan (the Stock Plan) and the Recognition and Retention Stock Incentive Plan (the Recognition Plan) (the Stock Plan and the Recognition Plan both expired in 2006).  The Executive Compensation Committee was formed on February 7, 2000 and met one time in 2008.  As of December 31, 2008, the Executive Compensation Committee consisted of Arthur D. Emil, Dr. David S. Tierney and Martin R. Wade, III (Chairman), none of whom was an employee and each of whom met the independence requirements of NASDAQ Marketplace Rule 4200 (a)(15).  There is currently no charter for our Executive Compensation Committee.   Our independent compensation consultants as well as executive officers and management play an important role in making recommendations and formulating compensation plans for our employees, including named executives.  The Committee may delegate authority for day-to-day administration and interpretation of the various compensation programs in place, including selection of participants, determination of award levels and approval of award documents to our officers.  However, the Committee may not delegate any authority under those programs for matters affecting the compensation and benefits of the executive officers.  Our CEO, with input from our director of human resources, gives the Committee a performance assessment and compensation recommendations for the named executives.  Our director of human resources engaged and works closely with our independent compensation consultants, ORC Worldwide Compensation Consultants, who assist in evaluating our executive compensation program and were instructed to provide additional assurance that our program is reasonable and consistent with pharmaceutical industry standards for companies in our peer group. ORC Worldwide Compensation Consultants is a compensation consulting firm which provides consulting and data services to large and mid-sized organizations, focusing on compensation programs.  We participate in SIRS®, a Salary Information Retrieval System, which is a comprehensive U.S. salary survey with analytical tools and reports, whereby we select approximately fifty pharmaceutical companies with which we share salary data information on an annual basis.  This process enables us to benchmark our job functions and job levels within our specific industry sector, obtain competitive salary data, and maintain a competitive salary structure.  The recommendations of our CEO and director of human resources are then considered by the Committee in determining the total compensation packages for named executives.

The Audit Committee periodically meets with our financial and accounting management and independent auditors and selects our independent auditors, reviews with the independent auditors the scope and results of the audit engagement, approves professional services provided by the independent auditors, reviews the independence of the independent auditors and reviews the adequacy of the internal accounting controls.  The Audit Committee was formed on February 7, 2000 and acts under a written charter first adopted and approved by the Board on the same date, and subsequently amended and approved on May 7, 2001, October 29, 2002 and May 24, 2004.  A copy of the Amended Audit Committee charter is posted on the Company’s website at www.nexmed.com.  The Audit Committee met three times in 2008, and as of December 31, 2008, consisted of Arthur D. Emil, Leonard A. Oppenheim (Chairman) and Martin R. Wade, III, none of whom was an employee and each of whom met the independence and experience requirements of Nasdaq Capital Market listing requirements.  The Board of Directors has determined that Mr. Wade, in addition to being “independent”, is an “audit committee financial expert,” as defined in Item 407(d)(5) of the SEC’s Regulation S-K.

The Finance Committee makes recommendations to the Board of Directors concerning financing opportunities and instruments.  The Finance Committee was formed on June 21, 2002.  The Finance Committee met one time in 2008, and consists of Richard J. Berman, Leonard A. Oppenheim and Martin R. Wade, III.

The Corporate Governance/Nominating Committee makes recommendations to the Board of Directors concerning candidates for Board vacancies.  The Corporate Governance/Nominating Committee was formed on February 7, 2000.  The Corporate Governance/Nominating Committee met one time in 2008, and as of December 31, 2008, consisted of Arthur D. Emil (Chairman), Dr. David S. Tierney and Martin R. Wade, III.   The Corporate Governance/Nominating Committee acts under a written charter, which is available on our website at www.nexmed.com.  As of December 31, 2008, each of the members of the Committee met the independence requirements of NASDAQ Capital Market listing standards.  We have not paid any third party a fee to assist in the process of identifying and evaluating candidates for director.  We have not received any nominees for director from a Stockholder or Stockholder group that owns more than 5% of our voting stock.

The Company’s Corporate Governance/Nominating Committee may consider nominees for director submitted in writing to the Chairman of the Committee, which are submitted by our executive officers, current directors, search firms engaged by the Committee, and by others in its discretion and, in the circumstances provided below, shall consider nominees for director proposed by a Stockholder.  Information with respect to the proposed nominee shall be provided in writing to the Chairman of the Corporate Governance/Nominating Committee at NexMed, Inc., 89 Twin Rivers Drive, East Windsor, NJ 08520, at least 120 days prior to the anniversary of the date of the prior year’s Annual Meeting proxy statement.  A submitting Stockholder shall provide evidence that he, she or it has beneficially owned at least 5% of our Common Stock for at least one year and shall provide the name of the nominee, and such other information with respect to the nominee as would be required under the rules and regulations of the Securities and Exchange Commission to be included in our Proxy Statement if such proposed nominee were to be included therein.  In addition, the Stockholder shall include a statement to the effect that the proposed nominee has no direct or indirect business conflict of interest with us, and otherwise meets our standards set forth below.

Any other Stockholder communications intended for our management or the Board of Directors shall be submitted in writing to the Chairman of the Corporate Governance/Nominating Committee who shall determine, in his discretion, considering the identity of the submitting Stockholder and the materiality and appropriateness of the communication, whether, and to whom within our Company, to forward the communication.

The Corporate Governance/Nominating Committee generally identifies potential candidates for director by seeking referrals from our management and members of the Board of Directors and their various business contacts.  There are currently no specific, minimum or absolute criteria for Board membership.  Candidates are evaluated based upon factors such as independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board’s existing strengths.  There are no differences in the manner in which the Committee will evaluate nominees for director based on whether the nominee is recommended by a Stockholder.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the Exchange Act) requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of its equity securities to file certain reports with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and our other equity securities.

Based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, our officers, directors and greater than ten percent stockholders complied with these Section 16(a) filing requirements with respect to the Common Stock during the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

In 2001, the Board of Directors adopted a stock option and cash compensation package for its non-employee directors.  Upon joining the Board, each new non-employee director received a stock option and/or restricted stock package issued pursuant to the Recognition Plan which expired in 2006, or the the 2006 Plan which generally vests over a period of several years from the date of grant based on continuous and uninterrupted service to NexMed.  Prior to 2007, the Company granted each director a stock option grant equal to 20,000 options, vesting immediately, upon commencement of his initial term.  Additionally, upon commencement of each three year term, each director received an option to purchase 60,000 shares of Common Stock which vest equally on the first, second and third anniversaries of the date of the grant.  Each director also received a cash payment of $500 per Board meeting.

Beginning in 2007, the Board of Directors modified the stock and cash compensation package for its non-employee directors such that each non-employee director received a grant of restricted stock rather than stock options.  Each non-employee director received a stock grant of 10,000 shares of Common Stock, vesting immediately, upon commencement of his initial term.  Additionally, upon commencement of his initial term, each director received a restricted stock grant of 10,000 shares for each year of his term with 10,000 shares vesting on the date of each annual stockholder’s meeting during his term.  Dr. David Tierney, who was appointed in 2007, is the only director who has received such grant of restricted stock.  All other directors were compensated with stock option grants as discussed in the previous paragraph.

In August 2008, the Board of Directors again modified the stock and cash compensation package for its non-employee directors in order to achieve total compensation packages that were consistent with competitive pharmaceutical company market data.  As such, a Board compensation survey from Equilar, Inc., a compensation survey specialist used by many NASDAQ companies, was requested and reviewed by the Executive Compensation Committee.  The Executive Compensation Committee determined that the Company’s compensation packages differed significantly from the data in the survey in that the Company did not pay any additional compensation to the Chairman of the Board or the various Committee members and compensation to the Audit Committee Chairman was generally below the other companies in the survey.  Additionally, it was found that most companies in the survey compensated directors in both cash and stock and each board member received a fee based on the number of meetings held and attended.

As a result of reviewing the Board compensation survey in August 2008, the Board implemented a new stock and cash compensation package effective January 1, 2008 for the annual retainer.  Under the new compensation package, each member of the Board and the various committees would receive an annual retainer in shares of Common Stock calculated using the average of the closing price of Common Stock over five consecutive trading days, commencing on January 2, 2008 (the “Price”).  The number of the full grant of shares was calculated based on the amount of cash the director would have received for annual service on the Board, as outlined in the table below, divided by the Price.  Additionally, each director would receive cash payments for individual Board meetings.  The new compensation package, which was effective January 1, 2008 for the annual retainer and August 2008 for the meeting fees, is as follows:

Title	Annual Retainer		In person Board Meeting Fee	Telephone Board Meeting Fee
Chairman of the Board	$120,773 (82,159 shares	)	$1,750	$1,000
Board Member	$62,962 (42,832 shares	)	$1,500	$700
Audit Committee Chair	$9,111 (6,197 shares	)	$1,250	$600
Compensation Committee Chair	$4,833 (3,287 shares	)	$1,150	$600
Governance/Nominating Committee Chair	$2,333 (1,587 shares	)	$1,150	$600
Finance Committee Chair	$0		$0	$0
Audit Committee Member	$1,778 (1,209 shares	)	$1,250	$600
Compensation Committee Member	$1,333 (906 shares	)	$1,250	$600
Governance/Nominating Committee Member	$1,333 (906 shares	)	$1,150	$600
Finance Committee Member	$0		$0	$0

This approach is consistent with the Company’s overall director compensation strategy to align the interests of the directors with those of the Stockholders over the long-term since the full benefits of the compensation package cannot be realized unless stock price appreciation occurs over a number of years.

Additionally, in 2007, the Board established a Scientific Advisory Board (SAB) and appointed Dr. David S. Tierney to serve as the Chairman of the SAB.  The Board approved a stock grant of 20,000 shares of the Company’s Common Stock to Dr. David S. Tierney, pursuant to the 2006 Plan for services rendered in 2007.  The Board approved another stock grant in 2008 of 50,000 shares for services rendered in 2008.

Total non-employee director compensation for 2008 was as follows:

NON-EMPLOYEE DIRECTOR COMPENSATION FOR 2008

Name (9)	Fees earned or Paid in cash($)	Stock Awards ($) (1)		Option Awards ($) (1)		Total ($)
(a)	(b)	(c)		(d)		(h)
Richard J. Berman	$1,000	$122,530	(2)	$—	(10)	$123,530
Arthur D. Emil, Esq.	$1,300	$69,905	(8)	$13,552	(3)	$84,757
Leonard A. Oppenheim	$1,300	$73,528	(4)	$7,917	(5)	$82,745
David S. Tierney, MD	$700	$140,627	(6)	$—		$141,327
Martin R. Wade, III	$600	$70,904	(7)	$—	(10)	$71,504

(1)
Market values for stock awards granted for the annual retainer fee were calculated based on the average of the closing price of our Common Stock over five consecutive trading days, commencing on January 2, 2008.  Market values for other stock awards were determined by multiplying the number of shares granted by the closing market price of the Company’s stock on the grant date in accordance with SFAS 123R.  The value of the option awards was calculated using the Black-Scholes method in accordance with SFAS 123R.  A discussion of the assumptions used in calculating the Black-Scholes values may be found in Note 2 and Note 9 of our Consolidated Financial Statements in Part II, Item 8.

(2)
This amount represents our expense in 2008 for a grant of 82,159 shares as compensation for services as Chairman in 2008 and a grant of 13,258 shares in lieu of cash for a Board meeting fee in September 2008.

(3)
This amount represents our expense in 2008 for an option to purchase 60,000 shares of Common Stock granted to Mr. Emil in August 2006 which vests in three equal installments in June 2007, 2008 and 2009.

(4)
This amount represents our expense in 2008 for a grant of 42,832 shares as compensation for services as a Board member, 6,197 shares as compensation for services as Chairman of the Audit Committee in 2008, and 11,364 shares in lieu of cash for a Board meeting fee in September 2008.

(5)
This amount represents our expense in 2008 for an option to purchase 60,000 shares of Common Stock granted to Mr. Oppenheim in June 2005 which vested in three equal installments in June 2006, 2007 and 2008.

(6)
This amount represents our expense in 2008 for a grant of 42,832 shares as compensation for services as a Board member, 50,000 shares as compensation for services as Chairman of the SAB, 906 shares as compensation for services as a member of the Executive Compensation Committee, 906 shares as compensation for services as member of the Corporate Governance/Nominating Committee, and 11,364 shares in lieu of cash for a Board meeting fee in September 2008.

(7)
This amount represents our expense in 2008 for a grant of 42,832 shares as compensation for services as a Board member, 3,287 shares as compensation for services as Chairman of the Executive Compensation Committee, 1,209 shares as compensation for services as a member of the Audit Committee, and 906 shares as compensation for services as a member of the Corporate Governance/Nominating Committee.

(8)
This amount represents our expense in 2008 for a grant of 42,832 shares as compensation for services as a Board member, 1,587 shares as compensation for services as Chairman of the Corporate Governance/Nominating Committee, 1,209 shares as compensation for services as a member of the Audit Committee, 906 shares as compensation for services as a member of the Executive Compensation Committee, and 11,364 shares in lieu of cash for a Board meeting fee in September 2008.

(9)
As of December 31, 2008: Mr. Berman had no shares of unvested restricted stock and options to purchase 1,150,000 shares of Common Stock outstanding; Mr. Emil had no shares of unvested restricted stock and options to purchase 140,000 shares of Common Stock outstanding; Mr. Oppenheim had no shares of unvested restricted stock and options to purchase 500,000 shares of Common Stock outstanding; Dr. Tierney had no options outstanding; and Mr. Wade had no shares of unvested restricted stock and options to purchase 100,000 shares of Common Stock outstanding.

(10)	No expense was recorded in 2008 for options issued in previous years.

EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Introduction

The objective of our executive compensation program is to link corporate performance and the total return to Stockholders over the long-term.  More specifically, the compensation program is designed to reward the achievement of corporate goals which are set at the beginning of each fiscal year and are communicated to all employees by the CEO, retain the executive employees over long-term periods, and use performance-based equity awards tied to the corporate goals in order to retain and reward the executive employees through the achievement of such goals.   In 2008, as in 2007, the overarching goals were to continue to maintain a low cash “burn rate”, to continue to advance our NexACT®-based products through our own targeted development activities, and to secure additional strategic collaborations and partnerships.   Tied to these broad goals were the following specific corporate goals: manage our alliances with Novartis and Warner, support three filings - the NDA in the U.S., the MAA  in Europe, and the NDS in Canada for Vitaros®, prepare our East Windsor facility for the commercial manufacturing of Vitaros®, develop one new program up through the IND (Investigational New Drug) stage (i.e., advance our psoriasis program into clinical development), advance business development efforts for products under development and for our technology, maintain compliance with SEC requirements for a public company, develop new applications and the next generation of NexACT® technology, and develop and implement a process for project selection and project management.

The elements of our executive compensation during the last fiscal year for our executives under employment agreements consisted of base salary, an annual cash bonus, and the granting of performance-based and incentive stock.

Base Salaries

The Executive Compensation Committee approves the salaries of our executives and exercises oversight over the compensation of the executives.   In establishing 2008 salary levels for our named executives (each of which was set forth in the employment agreements as described below), the Executive Compensation Committee placed the most emphasis on retaining the current executive officers and on recruiting an external executive candidate in order to advance our current products under development.  In addition, competitive pharmaceutical company market data for these three positions was obtained from ORC Worldwide Compensation Consultants and was used as a reference point for the salaries.

Bonuses

Cash bonuses are awarded to our named executives based upon a subjective evaluation by the Executive Compensation Committee, with recommendations from the CEO, based on an assessment of the performance of the executives during the year.   In assessing the performance of the executives, the CEO and the Executive Compensation Committee prioritize the importance of each of the corporate goals, assess the individual contributions made by each of the executives, and determine overall progress achieved.   As outlined in the introduction to the “Compensation Discussion & Analysis” section, the CEO and Board of Directors determine our corporate goals annually at the onset of the year upon approval of the annual budget.  No bonuses were paid to the named executives in 2008, as the annual corporate goals were not achieved in their entirety.    The Executive Compensation Committee determined that the substantial decline of the market capitalization of the Company and the failure to receive significant cash milestone payments, both of which were a direct result of the Novartis Phase 3 clinical trial results released in August 2008, significantly impacted executive bonus entitlement for the year.  Thus, major importance was placed upon Novartis’ decision not to file the NDA in the U.S. in 2008 due to insufficient clinical data.

Stock and Stock Options

Under the Stock Plan, which was adopted by the Company in December 1996 and expired in December 2006, and the 2006 Plan which was adopted on March 7, 2006, the Company’s employees, including executives, are eligible to receive stock options, stock appreciation rights, restricted stock, and other stock based awards.  The Executive Compensation Committee, with input from management, is responsible for approving stock and stock option grants to the Company’s employees.  In determining the size and type of awards, the nature of the position held as well as individual contributions of the employees toward achieving our corporate goals for the year and the need to retain key employees through the completion of critical projects over time are taken into consideration.

Stock options and restricted stock awarded under the Stock Plan and the 2006 Plan, generally vest evenly over a period of three years from the date of grant.  Our 10-year options, granted at the market price on the date of the grant, help align the interests of the executive officers with those of the Stockholders over the long term since the full benefits of the compensation package cannot be realized unless stock price appreciation occurs over a number of years.  In addition, the options and restricted stock awards help to retain key employees because they typically cannot be fully exercised until the end of the three year vesting period and, if not exercised, are forfeited if the employee terminates employment with the Company.   Performance-based stock and stock option awards vest upon the achievement of specific corporate goals.  This approach helps to focus employees on specific corporate goals and retain employees who are integral in achieving such goals.

Compensation of Chief Executive Officer

Effective on June 18, 2007, we entered into a three-year employment agreement with Ms. Liu, pursuant to which she serves as our President and Chief Executive Officer.  During her employment, Ms. Liu will receive an annual base salary of at least $300,000, and is eligible to earn an annual bonus up to 50% of her annual base salary based upon the achievement by the Company of objective performance measures established and determined at the beginning of each fiscal year by the Board of Directors or the Executive Compensation Committee, in consultation with Ms. Liu.

Ms. Liu’s agreement provides for grants of stock under the 2006 Plan.   The Executive Compensation Committee determined, based on their analysis of competitive market data compiled by the director of human resources, that our CEO should have a total equity compensation package such that she would achieve an ownership of approximately 2% of our outstanding Common Stock taking into account options and restricted stock already held by her at such time.  Therefore upon Ms. Liu’s acceptance of the position as CEO, she was awarded a restricted stock grant of a total of 850,000 shares.  100,000 shares vested immediately with the remaining 750,000 shares vesting in three equal installments of 250,000 shares on each June 18, 2008, 2009 and 2010.

Additionally, in 2008 the Board approved performance-based stock grants to the three named executives, including Ms. Liu, which vest in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.  Ms. Liu’s award is 100,000 shares of Common Stock.  As discussed in Note 3 of our Consolidated Financial Statements in Part II, Item 8, the U.S. rights to Vitaros® were sold to Warner and the FDA approval of Vitaros® is now the responsibility of Warner. The number of shares awarded in this grant was determined such that Ms. Liu would achieve an ownership percentage approaching approximately 2% of our outstanding Common Stock as CEO.

Prior to Ms. Liu’s appointment as CEO, she was awarded a restricted stock grant of 150,000 shares in January 2007.  The award vests in three equal installments of 50,000 shares on each December 31, 2007, 2008 and 2009.  This award was intended to retain Ms. Liu in her position as COO while the Board made a decision as to whether the Company would recruit an external candidate for either the CEO or the COO position in 2007.  Additionally, this award was to recognize the progress made by the Company in 2006, to acknowledge Ms. Liu’s contributions towards that progress, and to remain competitive with industry compensation standards.

Ms. Liu also received an award of 200,000 shares of restricted Common Stock in April 2006.  The award vested on December 31, 2006.  This stock grant was awarded as part of a corporate retention program implemented in April and September of 2006 in order to offer all employees, including named executives, a substantial monetary incentive to remain employed with us following the substantial lay-off and restructuring which occurred at the end of 2005 and into 2006.

The number of shares awarded in the 2006 and 2007 stock option and restricted Common Stock grants was determined such that Ms. Liu would achieve an ownership percentage approaching approximately 1% of our outstanding Common Stock as COO.  The Executive Compensation Committee determined, based on their analysis of competitive market data compiled by the director of human resources, that our named executive officers, other than our CEO, should have a total equity compensation package in order to achieve such ownership percentage.

Ms. Liu’s employment agreement provides that, in the event of termination of her employment for “Cause” (as defined in the employment agreement), or death and disability, Ms. Liu would be entitled to receive any earned but unpaid base salary, bonus and benefits.  In the event of the termination of Ms. Liu’s employment without Cause, by Ms. Liu with “Good Reason” (as defined in the employment agreement) or upon a change in control (as defined in the employment agreement), Ms. Liu would be entitled to receive any earned but unpaid base salary, bonus and benefits in an amount equal to twelve months of her annual base salary at the time of such termination.   In addition, Ms. Liu’s outstanding but unvested restricted stock and stock options would vest immediately.

Compensation of Chief Operating Officer

 On October 31, 2007, we entered into a one-year employment agreement with Hemanshu Pandya, pursuant to which he serves as our Vice President.  The employment agreement was automatically renewed on October 31, 2008 for another one-year term.  During his employment, Mr. Pandya will receive an annual base salary of at least $225,000, and is eligible to earn an annual bonus of up to 50% of his annual base salary based upon the achievement by the Company of objective performance measures established and determined at the beginning of each fiscal year by the Board of Directors or its Executive Compensation Committee, in consultation with Ms. Liu and Mr. Pandya.

Mr. Pandya’s agreement provides for grants of options to purchase shares of our Common Stock under the 2006 Plan.  These options are intended to be incentive stock options to the fullest extent permitted under the Internal Revenue Code.  In October 2007, Mr. Pandya received an option award to purchase a total of 175,000 shares of our Common Stock at $1.43 per share, the market price of our Common Stock at the time of the grant. The award vests in three installments of 25,000 options on October 31, 2008, 50,000 options on October 31, 2009 and 100,000 options on October 31, 2010.

Mr. Pandya’s agreement also provides for grants of stock under the 2006 Plan.  On October 31, 2007, Mr. Pandya was awarded a restricted stock grant of 125,000 shares.  75,000 shares will vest in three equal installments of 25,000 shares each on October 31, 2008, 2009 and 2010.  The remaining 50,000 shares vest only upon the execution of a licensing/development agreement brought to the Company by Mr. Pandya valued at over $5 million on or before April 30, 2009.  In light of Mr. Pandya’s efforts in connection with the sale of the U.S. rights to Vitaros® to Warner as discussed in Note 3 of the Consolidated Financial Statements in Part II, Item 8, on February 2, 2009 the Board approved the vesting of the remaining 50,000 shares.

Additionally, in 2008 the Board approved performance-based stock grants to the three named executives, including Mr. Pandya, which vest in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.  Mr. Pandya’s award is 100,000 shares of Common Stock.   As discussed in Note 3 of the Consolidated Financial Statements in Part II, Item 8, the U.S. rights to Vitaros®  were sold to Warner and the FDA approval of Vitaros® is now the responsibility of Warner.

Mr. Pandya’s total compensation package (salary, bonus, stock options and restricted stock) was reviewed and approved by the Executive Compensation Committee after a discussion with our human resources director and a review of competitive pharmaceutical company market data supplied by ORC Worldwide Compensation Consultants for his position as COO.  It was determined that his total compensation package is competitive with industry compensation standards.

The number of shares awarded in the above mentioned stock option grants and restricted Common Stock grants was determined such that Mr. Pandya would eventually achieve an ownership percentage approaching 1% of the Company as COO.  The Executive Compensation Committee determined, based on their analysis of competitive market data compiled by the director of human resources, that our named executive officers, other than our CEO, should have a total equity compensation package in order to achieve such ownership percentage. Accordingly, on October 3, 2008 the Executive Compensation Committee approved a grant of 500,000 shares vesting in two equal installments on June 30, 2009 and 2010.  This new grant in 2008 brought Mr. Pandya’s ownership percentage (vested and unvested) as of December 31, 2008 to approximately 0.8%.

Mr. Pandya’s employment agreement provides that, in the event of termination of his employment for “Cause” (as defined in the employment agreement), or death and disability, Mr. Pandya would be entitled to receive any earned but unpaid base salary, bonus and benefits.  In the event of the termination of Mr. Pandya’s employment without Cause, by Mr. Pandya with “Good Reason” (as defined in the employment agreement) or upon a change in control (as defined in the employment agreement), Mr. Pandya would be entitled to receive any earned but unpaid base salary, bonus and benefits in an amount equal to six months of his annual base salary at the time of such termination plus one week for every fully completed year of service, up to one year.  In addition, Mr. Pandya’s outstanding but unvested restricted stock and stock options would vest immediately.

Compensation of Chief Financial Officer

On December 15, 2005, we entered into a three-year employment agreement with Mark Westgate, pursuant to which he serves as our Vice President.  During his employment, Mr. Westgate was to receive an annual base salary of $160,000, and was to be eligible to earn an annual bonus up to 50% of his annual base salary based upon the achievement by the Company of objective performance measures established and determined at the beginning of each fiscal year by the Board of Directors or its Executive Compensation Committee in consultation with Ms. Liu and Mr. Westgate.   On January 1, 2008, the base annual salary of Mr. Westgate was adjusted to $235,000 for several reasons: the progress that NexMed made during 2007, Mr. Westgate’s accomplishments during 2007, and the fact that Mr. Westgate’s salary was not deemed to be comparable to industry standards according to data supplied by ORC Worldwide Compensation Consultants.  On December 15, 2008, Mr. Westgate’s employment agreement automatically renewed for a one-year period.

Mr. Westgate’s employment agreement provides for grants of options to purchase shares of our Common Stock under the Stock Plan.  These options are intended to be incentive stock options to the fullest extent permitted under the Internal Revenue Code.  In December 2005, Mr. Westgate received a total of 75,000 stock options vesting in three equal installments on December 31, 2006, 2007 and 2008.

Mr. Westgate’s employment agreement also provides for grants of Common Stock under the 2006 Plan.  In January 2007, Mr. Westgate was awarded a restricted stock grant of 75,000 shares.  The award vests in three equal installments of 25,000 shares on each December 31, 2007, 2008 and 2009.  This award was intended to retain Mr. Westgate in his position as CFO, to recognize the progress made by the Company in 2006, to acknowledge Mr. Westgate’s contributions towards that progress, and to remain competitive with industry compensation standards.

Additionally, in 2008 the Board approved performance-based stock grants to the three named executives, including Mr. Westgate, which vest in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.  Mr. Westgate’s award is 100,000 shares of Common Stock.   As discussed in Note 3 of the Consolidated Financial Statements in Part II, Item 8, the U.S. rights to Vitaros®  were sold to Warner and the FDA approval of Vitaros® is now the responsibility of Warner.

The number of shares awarded in the above mentioned stock option grants and restricted Common Stock grants was determined such that Mr. Westgate would eventually achieve an ownership percentage approaching 1% of the Company as CFO.  The Executive Compensation Committee determined, based on their analysis of competitive market data compiled by the director of human resources, that our named executive officers, other than our CEO, should have a total equity compensation package in order to achieve such ownership percentage.  Accordingly, on October 3, 2008 the Executive Compensation Committee approved a grant of 500,000 shares vesting in two equal installments on June 30, 2009 and 2010.  This new grant in 2008 brought Mr. Westgate’s ownership percentage (vested and unvested) as of December 31, 2008 to approximately 0.9%.

Mr. Westgate’s employment agreement provided that, in the event of termination of his employment for “Cause” (as defined in the employment agreement), or death and disability, Mr. Westgate would be entitled to receive any earned but unpaid base salary, bonus and benefits.  In the event of the termination of Mr. Westgate’s employment without Cause, by him with “Good Reason” (as defined in the employment agreement) or upon a change in control (as defined in the employment agreement), Mr. Westgate would be entitled to receive any earned but unpaid base salary, bonus and benefits in an amount equal to six months of his annual base salary at the time of such termination plus an additional week of base salary for every fully-completed year of service, for a total salary continuation period not to exceed one year.  In addition, Mr. Westgate’s outstanding but unvested stock and stock options would vest immediately.

Executive Compensation Committee Report

The Executive Compensation Committee evaluates and establishes compensation for executive officers and is responsible for determining the recipients and the size of awards under the 2006 Plan.  The Executive Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis found in this Form 10-K.   The Executive Compensation Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the Committee with regard to executive compensation.  We recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for filing with the Securities and Exchange Commission.

The Executive Compensation Committee of the Board of Directors

Arthur D. Emil, Esq.
David S. Tierney, MD
Martin R. Wade, III, Chairman

Summary Compensation Table for 2008, 2007 and 2006

As discussed above in our Compensation Discussion and Analysis, our executives under employment agreements received base salary, bonuses, stock option awards and stock grants in 2008, 2007 and 2006.  The following table sets forth the compensation paid by NexMed during the years ended December 31, 2008, 2007 and 2006 to the   individuals listed who were serving as executive officers at the end of our last fiscal year (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($) (2)		Stock Awards ($) (1)		Option Awards ($) (1)		All Other Compen- sation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(i)		(j)

Vivian H. Liu,	2008	$300,000		$—		$650,248	(4)	$36,512		$4,835	(9)	$991,595
CEO (3)
	2007	$273,207		$150,000		$210,000	(4)	$80,670		$7,325	(9)	$713,877

	2006	$200,000		$125,000		$124,000		$71,162		$7,099	(9)	$520,162

Hemanshu	2008	$225,000		$—		$46,451	(6)	$63,232	(7)	$2,631	(10)	$337,314
Pandya, COO
	2007	$32,903	(5)	$18,500	(5)	$8,696	(6)	$15,808	(7)	$41	(10)	$75,907

	2006	$—		$—		$—		$—		$—		$—

Mark Westgate,	2008	$235,000		$—		$36,419	(8)	$14,913		$3,542	(11)	$289,874
CFO
	2007	$198,681		$100,000		$25,000	(8)	$49,446		$6,425	(11)	$373,127

	2006	$160,000		$80,000		$31,000		$41,293		$6,995	(11)	$312,923

1.
Market values for stock awards were determined by multiplying the number of shares granted by the closing market price of the Company’s stock on the grant date in accordance with SFAS 123R.  Stock-based compensation under SFAS 123R is recognized as an expense on a straight-line basis over the required service period of the entire award (generally the vesting period of the award).  The value of stock option awards was calculated using the Black-Scholes method in accordance with SFAS 123R. A discussion of the assumptions used in calculating the Black-Scholes values may be found in Note 2 and Note 9 of the Consolidated Financial Statements in Part II, Item 8.

2.	There were no 2008 bonuses accrued or paid. 2007 bonuses were accrued in 2007 and paid on March 14, 2008. 2006 bonuses were paid in December 2006.
3.	Ms. Liu served as COO from January 2006 through June 18, 2007 at which time she was appointed CEO.
4.
Ms. Liu was granted 100,000 shares of restricted stock in August 2008.  The shares vest in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.  There is no expense recorded for this grant in 2008 as the vesting is contingent upon an event that is uncertain.  Ms. Liu was granted 850,000 shares of restricted stock which were awarded when she was appointed CEO in June 2007. The shares vest in four installments, the first installment of 100,000 shares vested on October 3, 2007 upon the signing of her employment agreement with the remaining 750,000 shares vesting in three equal installments of 250,000 shares on June 18, 2008, 2009 and 2010, respectively.  Ms. Liu also received a grant of 150,000 shares of restricted stock in January 2007 as compensation for her services as COO.  The shares vest in three equal installments of 50,000 shares on each December 31, 2007, 2008, and 2009.

5.	Mr. Pandya’s salary and bonus for 2007 were pro-rated for two months of employment in 2007.
6.
On October 3, 2008 Mr. Pandya was granted 500,000 shares of restricted stock which vest in two equal installments on June 30, 2009 and 2010.  Mr. Pandya was also granted 100,000 shares of restricted stock in August 2008.  The shares vest in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.  There is no expense recorded for this grant in 2008 as the vesting is contingent upon an event that is uncertain.  On October 31, 2007 Mr. Pandya was granted 125,000 shares of restricted stock. 75,000 shares will vest in three equal installments of 25,000 shares each on October 31, 2008, 2009 and 2010.  The remaining 50,000 shares vest upon the execution of a licensing/development agreement brought to the Company by Mr. Pandya valued at over $5 million on or before April 30, 2009.  In accordance with SFAS 123R, compensation expense for the 50,000 shares will be recorded for the quarter ended March 31, 2009 when these shares vested upon the completion of the business transaction as stated above.

7.
On October 31, 2007, Mr. Pandya was granted an option to purchase a total of 175,000 shares of our Common Stock at $1.43 per share, the market price of our Common Stock at the time of the grant. The award vests in three installments of 25,000 options on October 31, 2008, 50,000 options on October 31, 2009 and 100,000 options on October 31, 2010.

8.
On October 3, 2008 Mr. Westgate was granted 500,000 shares of restricted stock which vest in two equal installments on June 30, 2009 and 2010.  Mr. Westgate was also granted 100,000 shares of restricted stock in August 2008.  The shares vest in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.  There is no expense recorded for this grant in 2008 as the vesting is contingent upon an event that is uncertain.  Mr. Westgate received a grant of 75,000 shares of restricted stock in January 2007. The shares vest in three equal installments of 25,000 shares on each of December 31, 2007, 2008, and 2009.

9.
This amount includes the Company’s matching and profit sharing contribution to the 401k plan of $4,385, $6,750 and $6,600 in 2008, 2007 and 2006, respectively and life insurance premiums paid on behalf of the Named Executive of $450, $575 and $499 in 2008, 2007 and 2006, respectively as part of the employee benefit plan for all employees, whereby each employee has a Company paid life insurance policy in the amount of each employee’s annual salary.

10.
This amount includes the Company’s matching and profit sharing contribution to the 401k plan of $2,441 and $0 in 2008 and 2007, respectively and life insurance premiums paid on behalf of the Named Executive of $190 and $41 in 2008 and 2007, respectively as part of the employee benefit plan for all employees, whereby each employee has a Company paid life insurance policy in the amount of each employee’s annual salary.

11.
This amount includes the Company’s matching and profit sharing contribution to the 401k plan of $3,342, $5,977 and $6,600 in 2008, 2007 and 2006, respectively and life insurance premiums paid on behalf of the Named Executive of $200, $448 and $395 in 2008, 2007 and 2006, respectively as part of the employee benefit plan for all employees, whereby each employee has a Company paid life insurance policy in the amount of each employee’s annual salary.

GRANTS OF PLAN BASED AWARDS FOR 2008

The compensation plans under which the grants in the following table were made are generally described in the Compensation Discussion and Analysis above:

Name (a)	Grant Date (b)	Estimated Future Payouts Under Equity Incentive Plan Awards (Target shares) (g)		All Other Stock Awards: Number of Shares of Stock or Units (i)	Grant Date Fair Value of Equity Awards (l) (1)
Vivian H. Liu, CEO	8/12/2008	100,000	(2)		$147,000

Hemanshu	8/12/2008	100,000	(2)		$147,000
Pandya, COO	10/3/2008			500,000	$75,000

Mark Westgate, CFO	8/12/2008	100,000	(2)		$147,000
	10/3/2008			500,000	$75,000

(1)	Market values for stock awards were determined by multiplying the number of shares granted by the closing market price of our stock on the grant date in accordance with SFAS 123R.

(2)	Represents shares of restricted stock which vest in two equal installments upon re-submission of the NDA for Vitaros® and upon FDA approval of the NDA.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

Options are granted at 100 percent of fair market value on the date of the grant; they usually vest in three equal installments over a three year period.  More discussion of our equity compensation programs can be found in the Compensation Discussion and Analysis.  There are no unexercised, unearned options under an equity incentive plan.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

(a)	(b)		(c)		(e)	(f)	(g)		(h)	(i)		(j)
Vivian H. Liu, CEO	180,000	(3)	—		$0.92	12/15/15
	105,000	(4)	—		$0.70	12/16/12
	114,284	(5)	—		$0.55	12/3/12
	90,000	(6)	—		$4.00	1/19/10
	100,000	(7)	—		$0.81	8/3/16
										100,000	(9)	$147,000
							550,000	(8)	$841,500

Hemanshu Pandya, COO	25,000		150,000	(10)	$1.43	10/31/17
										50,000	(2)	$71,500
										100,000	(9)	$147,000
							50,000	(11)	$71,500
							500,000	(15)	$75,000

Mark Westgate, CFO	75,000	(3)	—		$0.92	12/15/15
	5,000	(12)	—		$1.32	1/18/15
	27,273	(5)	—		$0.55	12/3/12
	15,000	(13)	—		$3.25	3/11/12
	80,000	(8)			$0.81	8/3/16
										100,000	(9)	$147,000
							500,000	(15)	$50,000
							25,000	(14)	$25,000

(1)	Market values were determined by multiplying the number of shares granted by the closing market price of our Common Stock on the grant date.
(2)
Stock vests and restrictions lapse only upon the execution of a licensing/development agreement brought to the Company by Mr. Pandya valued at over $5 million on or before April 30, 2009.  These shares vested on February 3, 2009 when Warner purchased the U.S. rights to Vitaros®.

(3)	Options vested in three equal installments on December 31, 2006, 2007 and 2008.
(4)	Options vested in three equal installments on December 31, 2003, 2004 and 2005.
(5)	Options vested on July 1, 2003.
(6)	Options vested in three equal installments on January 19, 2001, 2002 and 2003.
(7)	Options vested in two equal installments on the filing of the NDA for our Vitaros® in September 2007 and the acceptance of the NDA for review by the FDA in November 2007.
(8)	Shares vest in two equal installments of 250,000 shares on June 18, 2009 and 2010. 50,000 shares vest in on December 31, 2009.
(9)	The stock vests in two equal installments upon the re-submission of the NDA for Vitaros® and upon the FDA’s approval of the NDA.
(10)	The option award vests in two installments of 50,000 options on October 31, 2009 and 100,000 options on October 31, 2010.
(11)	The award vests in two equal installments of 25,000 shares each on October 31, 2009 and 2010.
(12)	Options vested on the grant date of January 18, 2005.
(13)	Options vested in three equal installments on March 11, 2003, 2004 and 2005.
(14)	The award vests on December 31, 2009.
(15)	The award vests in two equal installments on June 30, 2009 and 2010.

OPTION EXERCISES AND STOCK VESTED FOR 2008

No stock options were exercised by the Named Executive Officers during 2008.

The following table indicates restricted stock vested in 2008 for the Named Executives:

Name and Principal Position	Date of Vesting	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Vivian H. Liu, CEO	6/18/08	250,000	$370,000

	12/31/08	50,000	$7,000

Hemanshu Pandya, COO	10/31/08	25,000	$3,000

Mark Westgate, CFO	12/31/08	25,000	$3,500

(1)	Market values were determined by multiplying the number of shares vesting by the closing market price of our Common Stock on the vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL AT DECEMBER 31, 2008

The table below sets forth the estimated current value of payments and benefits to each of the Named  Executive Officers upon a change of control, a qualifying termination, or resignation for good reason of the Named Executive Officer, in each case as defined within the employment agreement for the Named Executive attached as Exhibits  10.21, 10.22, 10.30 and 10.35.  All payments are conditioned upon and subject to the named Executive's first executing a Confidential Separation Agreement including a general waiver and release (and the expiration of any associated revocation period), in such reasonable and customary form as shall be prepared by the Company, of all claims the Named Executive may have against the Company, and related entities and individuals.

           The value of accelerated equity awards shown in the table below was calculated using the closing price of our Common Stock on December 31, 2008 ($0.14).  The value of the options is the aggregate spreads between $0.14 and the exercise prices of the accelerated options; if less than $0 then the value of the accelerated options is zero.

Name and Principal Position	Lump Sum Cash Payment (1)	Value of accelerated stock options	Value of accelerated restricted stock	Total ($)

Vivian H. Liu, CEO	$300,000	$0	$91,000	$391,000

Hemanshu Pandya, COO	$116,827	$0	$91,000	$207,827

Mark Westgate, CFO	$149,135	$0	$87,500	$236,635

(1)
Lump sum cash payments are based on the amount of salary payable at December 31, 2008 per the Named Executives’ employment agreements based on service through such date.  In the case of Ms. Liu, the amount is equivalent to one year’s salary.  In the case of Mr. Pandya and Mr. Westgate, the amount is equivalent to six month’s salary plus an additional week of base salary for each fully-completed year of service (at December 31, 2008, seven weeks for Mr. Westgate and one week for Mr. Pandya).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Arthur D. Emil, David S. Tierney and Martin R. Wade, III served on the Executive Compensation Committee in 2008.   None of these three directors has ever been an employee of NexMed or its subsidiaries.  No NexMed executive officer served as a member of the Board of Directors or the Executive Compensation Committee of any company whose executive officers included a member of our Board of Directors or Executive Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2008, about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,368,991	(1)	$1.40	373,203	(2)

Equity compensation plans not approved by security holders
Total	3,368,991		$1.40	373,203

(1) Consists of options outstanding at December 31, 2008 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed, Inc. 2006 Stock Incentive Plan (the "2006 Plan").

(2) Consists of zero and 373,203 shares of Common Stock that remain available for future issuance, at December 31, 2008, under the Incentive Plan and 2006 Plan, respectively.

The following table sets forth information with respect to the beneficial ownership, as of February 27, 2009, of Common Stock by (a) each person known by management to be the beneficial owner of more than 5% of our outstanding voting securities, (b) our directors and executive officers, individually, and (c) our directors and executive officers as a group as of February 27, 2009.

SECURITY OWNERSHIP TABLE

Name, Position and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (%)

Vivian H. Liu President & Chief Executive Officer (3)	1,280,284	1.51%

Hemanshu Pandya (4) Vice President & Chief Operating Officer	100,000	*

Mark Westgate (5) Vice President & Chief Financial Officer	306,591	*

Richard J. Berman Chairman of the Board (6)	1,382,413	1.62%

Arthur D. Emil, Esq. Director (7)	431,455	*

Leonard A. Oppenheim, Esq. Director (8)	855,727	*

David S. Tierney, MD Director (9)	225,824	*

Martin R. Wade, III Director (10)	269,166	*

Jacob May (11) 4525 Harding Road Nashville, TN 37205	9,835,530	11.65%

All Executive Officers and Directors as a Group (eight persons) (12) (13)	4,851,460	5.56%

* less than 1%

1)	The address for each of the executive officers and directors of the Company is 89 Twin Rivers Drive, East Windsor, New Jersey 08520.
2)	Except as otherwise indicated herein, all shares are solely and directly owned, with sole voting and dispositive power.
3)     Includes 589,284 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009.
4)     Includes 25,000 shares issuable upon exercise of stock options within 60 days of February 27, 2009.
5)     Includes 202,273 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009.
6)     Includes 1,150,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009 and 20,540 restricted shares that vest within 60 days of February 27, 2009.
7)     Includes 140,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009 and 10,708 restricted shares that vest within 60 days of February 27, 2009.
8)     Includes 500,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009 and 10,708 restricted shares that vest within 60 days of February 27, 2009.
9)     Includes 10,708 restricted shares that vest within 60 days of February 27, 2009.
10)   Includes 100,000 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009 and 10,708 restricted shares that vest within 60 days of February 27, 2009.
11)   Except for percentage information, this information is based upon a Form 4 filed with the Securities and Exchange Commission on February 18, 2009.
12)   Includes 2,681,557 shares issuable upon exercise of stock options exercisable within 60 days of February 27, 2009 and 63,372 restricted shares that vest within 60 days of February 27, 2009.
13)   No shares owned by any of our officers and directors were pledged as security.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval of Transactions with Related Persons

The Board has adopted a written policy and procedures for review, approval and monitoring of transactions involving our Company and “related persons” (directors and executive officers or their immediate family members, or Stockholders owning 5% or greater of the Company’s outstanding stock).  The policy covers any related person transaction that meets the minimum threshold for disclosure in our proxy statement under the relevant SEC rules (generally transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest).  Related person transactions must be approved by the Board or by the Audit Committee of the Board consisting solely of independent directors, which will approve the transaction if they determine that it is in our best interests.  The Board or Audit Committee will periodically monitor the transaction to ensure that there are no changes that would render it advisable for us to amend or terminate the transaction.

There were no related person transactions entered into in 2008 and there are no related person arrangements in place from previous years and no proposed related person transaction.

Director Independence

During the year ended December 31, 2008, the Board of Directors has determined that each of Mr. Emil, Mr. Oppenheim, Dr. Tierney and Mr. Wade met the definition of independence under the NASDAQ Capital Market listing requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed or to be billed by Amper, Politziner & Mattia, LLP for 2008 were $186,000 and $279,000 for 2007.

Audit-related Fees

 There were no fees billed or to be billed by Amper, Politziner & Mattia,LLP for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported under “Audit Fees” above.

Tax Fees

We retain the services of PricewaterhouseCoopers LLP as our tax advisor.  The aggregate fees billed by PricewaterhouseCoopers LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $30,000 for 2008 and $28,000 for 2007.  The nature of the services performed for these fees included the preparation of our federal and state tax returns.

All Other Fees

There were no other fees billed to us by Amper, Politznier & Mattia, LLP or PricewaterhouseCoopers LLP during 2008 and 2007.

Pre-Approval Policies and Procedures

It is our policy that all services provided by Amper, Politziner & Mattia, LLP shall be pre-approved by the Audit Committee. Amper, Politziner & Mattia, LLP provides the Audit Committee with an engagement letter during the first quarter of each fiscal year outlining the scope of the audit services proposed to be performed during the fiscal year and the estimated fees for such services.  Pre-approval of audit and permitted non-audit services may be given by the Audit Committee at any time up to one year before the commencement of such services by Amper, Politziner & Mattia, LLP.  Pre-approval must be detailed as to the particular services to be provided. Pre-approval may be given for a category of services, provided that (i) the category is narrow enough and detailed enough that management will not be called upon to make a judgment as to whether a particular proposed service by Amper, Politziner & Mattia, LLP fits within such pre-approved category of services and (ii) the Audit Committee also establishes a limit on the fees for such pre-approved category of services.   The Chairman of the Audit Committee has, and the Audit Committee may delegate to any other member of the Audit Committee, the authority to grant pre-approval of permitted non-audit services to be provided by Amper, Politziner & Mattia, LLP between Audit Committee meetings; provided, however, that any such pre-approval shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit and permitted non-audit services that were provided in 2008 and 2007.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the years ended December 31, 2008, 2007 and 2006.

SCHEDULE II

NEXMED, INC.
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Year ended December 31, 2008
Valuation allowance - deferred tax asset	$39,274,127	$3,561,172	—	—	$42,835,299

Year ended December 31, 2007
Valuation allowance – deferred tax asset	$35,642,110	$3,632,017	—	—	$39,274,127

Year ended December 31, 2006
Valuation allowance - deferred tax asset	$32,859,672	$3,682,438	—	—	$35,642,110

All other schedules have been omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3.           Exhibits

EXHIBITS NO.	DESCRIPTION

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

3.5
Second Amended and Restated By-Laws of the Company, effective as of April 18, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2008).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).
4.2	Rights Agreement and form of Rights Certificate (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2000).
4.3
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2000).

4.4	Form of Warrant dated April 21, 2003 (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).
4.5
Form of Common Stock Purchase Warrant dated July 2, 2003 (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 17, 2003).

4.6	Form of Warrant dated June 18, 2004 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 25, 2004).
4.7
Form of Common Stock Purchase Warrant A, dated December 17, 2004 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2004).

4.8	Form of Warrant, dated May 17, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2005).
4.9
Form of Warrant, dated January 23, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

4.10	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).
4.11	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).
4.12
Amendment No. 1 to Rights Agreement, dated as of January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

4.13
Form of Warrant, dated October 26, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

4.14	Form of Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2008).
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

10.14*
Form of Stock Option Grant Agreement between the Company and its Directors (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

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

10.18+
License Agreement, dated September 13, 2005, between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005).

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

10.29
Amendment, effective as of February 13, 2007, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.30 *
Employment Agreement dated October 31, 2007 between NexMed, Inc. and Hemanshu Pandya (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2007).

10.31 +
License Agreement dated November 1, 2007 between NexMed, Inc. and Warner Chilcott Company, Inc (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008).

10.32
Securities Purchase Agreement, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.33
Senior Secured Note dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.34
Form of Binding Commitment for Credit Line, dated May 12, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008).

10.35 *
Employment Agreement, dated October 3, 2007, by and between NexMed, Inc. and Vivian H.Liu (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008).

10.36
Side Letter, effective June 27, 2008, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008).

10.37	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).
10.38	Form of Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).
10.39	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).
10.40
Form of Mortgage, Security Agreement and Assignment of Leases and Rents (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).

10.41	Form of Subsidiary Guaranty (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).
10.42 *
NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.43
Asset Purchase Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.44
License Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

21	Subsidiaries.
23.1	Consent of Amper, Politziner & Mattia, LLP, independent registered public accounting firm.
31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NEXMED, INC.

Dated: March 12, 2009	By:	/s/ Vivian Liu
Vivian Liu
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Vivian H. Liu	Director, President and Chief Executive	March 12, 2009
VIVIAN H. LIU	Officer

/s/ Mark Westgate	Vice President, Chief Financial Officer and	March 12, 2009
MARK WESTGATE	principal accounting officer

/s/ Richard J. Berman	Chairman of the Board of Directors	March 12, 2009
RICHARD J. BERMAN

/s/ Arthur D. Emil
ARTHUR D. EMIL	Director	March 12, 2009

/s/ Leonard A. Oppenheim
LEONARD A. OPPENHEIM	Director	March 12 2009

/s/ David S. Tierney, M.D.
DAVID S. TIERNEY	Director	March 12, 2009

/s/ Martin Wade III
MARTIN WADE III	Director	March 12, 2009