Form 10-Q
period 2009-03-31
NEXMED INC
filed 2009-05-11
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
 Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐(do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 7, 2009, 84,410,736 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,758,044	$2,862,960
Debt issuance cost, net of accumulated amortization of $42,283 and $42,283 - current portion	30,368	30,368
Other receivable	175,000	-
Prepaid expenses and other assets	91,123	83,761
Total current assets	4,054,535	2,977,089

Fixed assets, net	5,104,610	5,519,652
Debt issuance cost, net of accumulated amortization of $79,014 and $86,607	53,179	60,771
Total assets	$9,212,324	$8,557,512

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$727,252	$1,029,486
Payroll related liabilities	161,879	296,135
Deferred revenue - current portion	10,200	-
Deferred compensation - current portion	63,135	74,245
Total current liabilities	962,466	1,399,866

Long Term liabilities:
Convertible notes payable	4,690,000	4,690,000
Deferred revenue	90,100	-
Deferred compensation	920,611	935,517
Total Liabilities	6,663,177	7,025,383

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 84,410,736 and 84,350,361 and outstanding, respectively	84,412	84,352
Additional paid-in capital	141,469,263	141,137,077
Accumulated deficit	(139,004,528)	(139,689,300)
Total stockholders' equity	2,549,147	1,532,129

Total liabilities and stockholder's equity	$9,212,324	$8,557,512

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008

Revenues, principally license fee revenue	$2,466,670	$951,787

Operating expenses
Research and development	602,366	1,169,091
General and administrative	1,091,047	1,303,398
Total operating expenses	1,693,413	2,472,489

Income (loss) from operations	773,257	(1,520,702)

Interest expense, net	(88,485)	(121,485)

Net income (loss)	684,772	(1,642,187)

Basic and diluted income (loss) per common share	$0.01	$(0.02)

Weighted average common shares outstanding used for basic and diluted income (loss) per share	84,388,421	83,094,347

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$684,772	$(1,642,187)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	108,882	126,595
Non-cash interest, amortization of debt discount and deferred financing costs	7,592	93,903
Non-cash compensation expense	332,246	301,870
(Gain) loss on disposal of fixed assets	(43,840)	2,605
(Increase) decrease in prepaid expenses and other assets	(7,362)	11,810
Decrease in accounts payable and accrued expenses	(302,234)	(17,419)
Decrease in payroll related liabilities	(134,256)	(542,344)
Decrease in deferred compensation	(26,016)	(14,945)
Increase in deferred revenue	100,300	551,014
Net cash provided by (used in) operating activities	720,084	(1,129,098)

Cash flows from investing activities
Proceeds from sale of fixed assets	175,000	-
Capital expenditures	-	(14,033)
Proceeds from sale of marketable securities and short term investments	-	750,000
Net cash provided by investing activities	175,000	735,967

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	-	39,750
Net cash provided by financing activities	-	39,750

Net increase (decrease) in cash and cash equivalents	895,084	(353,381)

Cash and cash equivalents, beginning of period	$2,862,960	$2,735,940

Cash and cash equivalents, end of period	$3,758,044	$2,382,559

Supplemental Information:
Other receivable from sale of fixed assets	$175,000	$-

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company” or “NexMed”) Annual Report on Form 10-K for the year ended December 31, 2008.

The Company had an accumulated deficit of $139,004,528 at March 31, 2009, and the Company expects to incur additional losses during the remainder of 2009.  While the Company showed net income for the three months ended March 31, 2009, as a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2008 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.  Management anticipates that the Company will require additional financing or partnering arrangements to fund operations, including continued research, development and clinical trials of the Company’s product candidates. The Company has engaged an investment banker to explore strategic alternatives.  There is no assurance that the Company will be successful in obtaining financing or partnering arrangements on terms acceptable to it.  If additional financing or partnering arrangements cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s Common Stock trades on the Nasdaq Capital Market.  On October 9, 2008, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 30 consecutive trading days our Common Stock closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(8)(D).  Pursuant to Marketplace Rule 4310(c)(8)(E), the Company was provided 180 calendar days, or until April 7, 2009, to regain compliance.

On October 22, 2008, the Company was notified by Nasdaq that effective October 16, 2008 it had suspended enforcement of the bid price requirement until January 16, 2009.  Further, on December 23, 2008 and again on March 23, 2009, we were notified by Nasdaq that it had suspended the enforcement of the bid price requirement until July 20, 2009.  As such, since the Company had 174 days remaining in our compliance period, it now has 174 days from July 20, 2009, or until January 9, 2010, to regain compliance.

Accordingly, the Company’s Common Stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the period ending January 9, 2010 in order to maintain our listing on the Nasdaq Capital Market.

If the Company fails to achieve the minimum bid price requirement of the Nasdaq Capital Market by January 9, 2010 or fails to maintain compliance with any other listing requirements during this period, the Company may be delisted and its stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell the Company’s securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in the Company’s Common Stock, which could severely limit the market liquidity of the Common Stock and a stockholder’s ability to sell the Common Stock in the secondary market. In addition, if the Company fails to maintain its listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, the Company will be subject to cash penalties under investor rights agreements to which it is a party until a listing is obtained.

On March 19, 2009, the Company was notified by Nasdaq indicating that it did not comply with the minimum $2.5 million in stockholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Rule 5550(b)(1) (formerly Marketplace Rule 4310(c)(3)).  Additionally, the Company did not comply with the alternative listing requirements of market value of listed securities of $35 million or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, as set forth in Rules 5550(b)(2) and 5550(b)(3), respectively.

Accordingly, on April 3, 2009, the Company submitted a plan to regain compliance with the $2.5 million stockholders’ equity requirement.  On April 22, 2009 Nasdaq granted the Company an extension of time to regain compliance.  In that regard, Nasdaq required that the Company demonstrate that it has achieved compliance with the minimum $2.5 million in stockholders’ equity requirement as evidenced by the Consolidated Balance Sheet contained in this report.  Therefore, per the Balance Sheet contained in this report, the Company has demonstrated compliance with the minimum stockholders’ equity requirement and it will not be subject to delisting from Nasdaq at this time.  However, Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholder’s equity requirement and should the Company not maintain $2.5 million in stockholders’ equity through June 30, 2009, the Company may again be subject to Nasdaq’s delisting procedures on this basis.

2.           ACCOUNTING FOR STOCK BASED COMPENSATION

In December 1996, the Company adopted the NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (the “Incentive Plan”) and the NexMed, Inc. Recognition and Retention Stock Incentive Plan (the “Recognition Plan”).  A total of 2,000,000 shares were set aside for these two plans.  In May 2000, the Company’s stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000.  In June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan.  A total of 3,000,000 shares were set aside for the plan and an additional 2,000,000 shares were added to the plan in June 2008.  Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $0.55 to $12.00.   The maximum term under these plans is 10 years.

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).  The Company adopted the modified prospective transition method as prescribed by SFAS 123R.   Under this transition method, stock-based compensation expense for the three months ended March 31, 2009 and March 31, 2008 includes expense for all equity awards granted during the three months ended March 31, 2009 and March 31, 2008 and prior, but not yet vested as of January 1, 2006 (the adoption date of SFAS 123R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008

Research and development	$47,515	$9,183
General and administrative	284,731	292,687

Stock-based compensation expense	$332,246	$301,870

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The Company accounts for stock and stock options granted to non-employees on a fair value basis in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Any stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of Common Stock.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three month periods ended March 31, 2009 and March 31, 2008:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of March 31, 2009, and related transactions for the three month period then ended (unaudited):

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ .55 - 1.85	2,763,589	6.60 years	$0.86	$-	2,592,884	$0.83	$-
2.00 - 3.99	81,250	3.00 years	3.29	-	81,250	2.83	-
4.00 - 5.50	373,651	3.26 years	4.65	-	373,651	4.65	-
7.00 - 12.00	18,000	1.18 years	8.67	-	18,000	8.67	-

	3,236,490	6.09 years	$1.40	$-	3,065,785	$1.41	$-

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2008	3,368,991	$1.40		-
Granted	-	$-
Exercised	-	$-		-
Forfeited	(132,501)	$1.23		-

Outstanding at March 31, 2009	3,236,490	$1.40	6.09 years	$0

Vested or expected to vest at
March 31, 2009	3,029,031	$1.40	6.09 years	$0

Exercisable at March 31, 2009	3,065,785	$1.41	5.97 years	$0

No options were granted or exercised during the three months ended March 31, 2009.  The intrinsic value (the difference between the aggregate exercise price and the closing price of our Common Stock on the date of exercise) on the exercise date of options exercised during the three months ended March 31, 2008 was $43,270.  Cash received from option exercises for the three months ended March 31, 2008 was $39,750.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with SFAS 123R as discussed above.

Principal stock based compensation transactions for the three months ended March 31, 2009 were as follows:

On January 9, 2009, each of the four non-employee Directors was awarded a grant of shares of Common Stock for their services to be rendered to the Board of Directors during the first six months of the 2009 calendar year.  The deemed price per share (the “Price”) of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008.  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore each non-employee director received an award of 21,416 shares of Common Stock of which 3,569.33 shares vest on the 9th day of each month from January through June 2009.

Also on January 9, 2009, Richard Berman was awarded a grant of shares of Common Stock for his services as Chairman to be rendered to the Board of Directors during the first six months of the 2009 calendar year.  The deemed price per share (the “Price”) of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008.  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore Mr. Berman received an award of 41,079 shares of Common Stock of which 6,846.50 shares vest on the 9th day of each month from January through June 2009.

3.           WARRANTS

At March 31, 2009, 12,118,044 warrants with a weighted average exercise price of $1.23 remained outstanding.  For the three months ended March 31, 2009, no warrants were exercised, issued, cancelled or forfeited.

4.           INCOME (LOSS) PER SHARE

At March 31, 2009 and 2008, respectively, options to acquire 3,236,490 and 3,408,991 shares of Common Stock with exercise prices ranging from $0.55 to $12.00 per share and warrants to acquire 12,118,044 and 12,439,954 shares of Common Stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into 2,946,429 and zero shares of Common Stock at a weighted average conversion price of $1.95 were excluded from the calculation of diluted income (loss) per share, as their effect would be anti-dilutive.  Income (loss) per share for the three months ended March 31, 2009 and 2008 was calculated as follows: (net income (loss) / weighted average common shares outstanding).

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2009	2008

Net income (loss)	$684,772	$(1,642,187)
Weighted average common shares outstanding
used for basic and diluted income (loss) per share	84,388,421	83,094,347

Basic and diluted income (loss) per common share	$0.01	$(0.02)

5.           CONVERTIBLE NOTES PAYABLE

On June 30, 2008, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount of $5.75 million. The Convertible Notes are collateralized by the Company’s facility in East Windsor, New Jersey.  $4.75 million principal amount of the Convertible Notes are due on December 31, 2011 (the “Due Date”) and $1 million principal amount of the Convertible Notes were due on December 31, 2008.  On October 16, 2008, the Company sold certain building equipment and received proceeds of $60,000 which was used to prepay a portion of the $4.75 million payment due on December 31, 2011.  On December 31, 2008, the Company paid the $1 million principal payment due in cash.  As such, the balance of $4,690,000 is due on December 31, 2011 and is recorded as Convertible notes payable on the Consolidated Balance Sheet at March 31, 2009 and December 31, 2008. The Convertible Notes are payable in cash or convertible into shares of Common Stock with the remaining principal amount of $4.69 million convertible at $2 per share on or before the Due Date at the holders’ option.  The Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

As discussed in Note 10, the Company sold $350,000 of manufacturing equipment to Warner.  The note holders agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal to be paid in 2009 when the equipment is transferred to Warner.

On April 1, 2009, the Company paid $101,743 in cash for interest on the Note for the period January 1, 2009 through March 31, 2009.

6.           NOTES PAYABLE

October 2007 Note

On October 26, 2007, the Company issued a note in a principal amount of $3 million.  The note was payable on June 30, 2009 and could be prepaid by the Company at any time without penalty.  Interest accreted on the note on a quarterly basis at a rate of 8.0% per annum.  The note was collateralized by the Company’s facility in East Windsor, New Jersey.

The Company also issued to the noteholder a 5-year detachable warrant to purchase 450,000 shares of Common Stock at an exercise price of $1.52 per share.  Of the total warrants issued, warrants to purchase 350,000 shares vested immediately and the remaining warrants would have vested if the note had remained outstanding on October 26, 2008. The Company valued the warrants using the Black-Scholes pricing model.   The Company allocated a relative fair value of $512,550 to the warrants.  The relative fair value of the warrants is allocated to additional paid-in capital and treated as a discount to the note that was being amortized over the 20-month period ending June 30, 2009.

This note was paid on June 30, 2008 with the proceeds from the issuance of the Convertible Notes referred to above in Note 5.  The Company paid in cash the $3 million balance on the note plus accrued interest of $60,000.  Additionally, the remaining warrants to purchase 100,000 shares of Common Stock that were to vest on October 26, 2008 were cancelled.

For the three months ended March 31, 2008, the Company recorded $76,883 of amortization related to the note discount.

7.           DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of March 31, 2009, the Company has accrued $983,746 in deferred compensation.

8.           INCOME TAXES

In consideration of the Company’s accumulated losses and lack of historical ability to generate taxable income, the Company has determined that it will not be able to realize any benefit from its temporary differences between book and tax balance sheets in the foreseeable future, and has recorded a valuation allowance of an equal amount to fully offset the deferred tax benefit amount.

None of the net operating loss carry-forwards are limited by Internal Revenue Code Section 382, however, subsequent changes in ownership of the Company may trigger a limitation in the ability to utilize the net operating loss carry-forwards each year.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FIN 48 had no material impact on the Company's consolidated financial statements.  The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

9.           COMMITMENTS AND CONTINGENCIES

The Company was a party to clinical research agreements with a clinical research organization (“CRO”) in connection with a one-year open-label study for Vitaros® with commitments by the Company that initially totaled approximately $12.8 million.  These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million.  These agreements provided that if the Company canceled them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation.  On September 30, 2008, the clinical research agreements were cancelled as it was determined that the one-year open-label study would no longer be required by the FDA for regulatory approval of Vitaros®.  As such, a cancellation fee of approximately $892,000 was accrued at September 30, 2008.  Pursuant to the terms of the clinical research agreement, the cancellation fee was not payable until December 15, 2008.  On December 31, 2008 and March 31, 2009, the Company paid $300,000 toward the total cancellation fee.  The balance of approximately $292,000 is included in accounts payable and accrued expenses in the Consolidated Balance Sheet at March 31, 2009.

10.         LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”).  Under the agreement, Warner acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  Warner agreed to pay the Company an up-front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones.   In addition, the Company was eligible to receive royalties in the future based upon the level of sales achieved by Warner, assuming the product is approved by the U.S. Food and Drug Administration (“FDA”).

The Company has recognized the initial up-front payment as revenue on a straight line basis over the nine month period ended July 31, 2008 which was the remaining review time by the FDA for the Company’s new drug application filed in September 2007 for Vitaros®.  Pursuant to the agreement, NexMed was responsible for obtaining regulatory approval of Vitaros®. Accordingly, for the three months ended March 31, 2008, the Company recognized licensing revenue of $166,667 related to the Warner agreement.

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner will pay a total of $350,000 for the manufacturing equipment for Vitaros®. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 is recognized as revenue for the three months ended March 31, 2009, as the Company has no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $1,700 is being recognized as revenue for the three months ended March 31, 2009.  The balance of $100,300 is recorded as deferred revenue on the Consolidated Balance Sheet at March 31, 2009.

The Company recognized a gain during the three months ended March 31, 2009 of $43,840 on the sale of the manufacturing equipment to Warner.  Warner paid $175,000 of the total $350,000 purchase price for equipment upon signing the Asset Purchase Agreement.  The balance of $175,000 will be paid upon Warner’s first use of the equipment but no later than May 15, 2009.  The $175,000 balance is recorded as an other receivable on the Consolidated Balance Sheet at March 31, 2009.

On April 15, 2009, the Company entered into a First Amendment (the “Amendment”) to the Asset Purchase Agreement.  The Amendment provides that from May 15, 2009 through September 15, 2009, the Company will permit certain representatives of Warner access to and use of the Company’s manufacturing facility for the purpose of manufacturing Vitaros®, and in connection therewith the Company will provide reasonable technical and other assistance to Warner.  In consideration, Warner will pay to the Company a fee of $50,000 per month, or $200,000 in the aggregate.  The arrangement is subject to extension for successive 30 day periods for additional consideration of $50,000 per month until terminated by either party prior to the expiration of each successive period.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, NM100060.  Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company is eligible to receive royalties based upon the level of sales achieved and is entitled to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial up- front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060.   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company is no longer obligated to complete the remaining preclinical studies for NM100060.   Novartis has taken over all responsibilities related to the remaining preclinical studies.  As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which was the performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the three months ended March 31, 2008, the Company recognized licensing revenue of $282,319 related to the initial $4 million cash payment from the Novartis agreement.

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007.  Although the completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis, the agreement also provided that clinical milestones paid to us by Novartis shall be reduced by 50% until the Company receives an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004.  The $1.5 million milestone payment was recognized on a straight-line basis over the six month period to complete the Phase 3 clinical trial.  Accordingly, for the three months ended March 31, 2008, the Company recognized licensing revenue of $500,000 related to the $1.5 million milestone payment.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060 required for the filing of the NDA in the U.S.  On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on First Interpretable Results of the Phase 3 trials. As a result of this decision, the Company did not receive a $6 million payment for positive Phase 3 results, and a $7 million milestone payment due upon filing of the NDA has been postponed indefinitely.

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

Novartis has confirmed that it intends to complete patient testing in the ongoing comparator study which it had initiated in March 2007 in ten European countries.  Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. The patient testing has been completed and the data will be available in mid-2009.  If the results of the comparator study are positive and the total clinical database is deemed to be sufficient for filing, the Company expects Novartis to begin filing for marketing approval in selected European countries while they develop a new plan of action for the U.S. market.  If the results are negative, the Company expects Novartis to terminate the global licensing agreement, which it can do at any time, and the rights to NM100060 would revert back to the Company with no compensation for termination.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, manufacturing, competition, and/or other factors, many of which are outside our control.

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

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060.  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for NM100060 consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at that time.  As a result of this decision, we did not receive a $6 million milestone payment for positive Phase 3 results and a $7 million milestone payment for the filing of the NDA has been postponed indefinitely.

Novartis has confirmed that it intends to complete patient testing in an ongoing comparator study which it had initiated in March 2007 in ten European countries.  Over 900 patients with mild to moderate onychomycosis are participating in this open-label study, which is designed to assess the safety and tolerability of NM100060 (terbinafine 10% topical formulation) versus Loceryl® (amorolfine) 5% nail lacquer, a topical treatment for onychomycosis that is approved in Europe. Patient testing has been completed and the data will be available in mid-2009.  If the results of the comparator study are positive and the total clinical database is deemed to be sufficient for filing, we expect Novartis to begin filing for marketing approval in selected European countries while they develop a new plan of action for the U.S. market.  If the results are negative, we expect Novartis to terminate the global licensing agreement, which it can do at any time, and the rights to NM100060 would revert back to us with no compensation for termination.

Vitaros®

We also have under development a topical alprostadil-based cream treatment intended for patients with erectile dysfunction (“Vitaros®”), which was previously known as Alprox-TD®.   Our NDA was filed and accepted for review by the FDA in September and November 2007, respectively.  During a teleconference with the FDA in early July 2008, our use of the name Vitaros® for the ED Product was verbally approved by the FDA.

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

On October 15, 2008, we met with the FDA to discuss the major deficiencies cited in the Action Letter and to reach consensus on the necessary actions for addressing these deficiencies for our Vitaros® NDA.  Several key regulatory concerns were addressed and agreements were reached at the meeting. The FDA agreed to: (a) a review by the Carcinogenicity Advisory Committee (CAC) of the 2 two-year carcinogenicity studies which were recently completed; (b) one Phase 1 study in healthy volunteers to assess any transfer to the partner of the NexACT® technology and (c) one animal study to assess the transmission of sexually transmitted diseases with the design of the study to be determined.  The FDA also confirmed the revision on the status of our manufacturing facility from “withhold” to “acceptable”, based on our having adequately addressed the deficiencies cited in their Pre-Approval Inspection (“PAI”) of our facility in January 2008.  It is also our understanding that at this time the FDA does not require a one-year open-label safety study for regulatory approval.  After the meeting we estimated that an additional $4 to $5 million would be needed to be spent to complete the abovementioned requirements prior to the resubmission of the NDA.

 On February 3, 2009, we announced the sale of the U.S. rights for Vitaros®  and the specific U.S. patents covering Vitaros®  to Warner which terminated the previous licensing agreement.   Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner’s receipt of an NDA approval from the FDA.  In addition, Warner will pay a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S.  This is important as we move ahead with international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  While it is our understanding that Warner is currently moving forward in pursuing NDA approval for Vitaros®, it is not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada, which was accepted for review on February 15, 2008.  On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of Vitaros® in Canada.  We received a Letter of Deficiences (“LOD”) on November 12, 2008 which cited similar regulatory issues as previously cited by the FDA.  On February 18, 2009 we responded to the LOD but anticipate that Health Canada will require further information from us before they can complete their review and approval process.  While we remain positive about the prospects for approval in Canada, the risk remains that we may not be successful in obtaining Health Canada approval of our product for marketing.

On April 20, 2007, the United Kingdom regulatory authority, Medicines and Healthcare Products Regulatory Agency (the “MHRA”), also informed us that the safety data that we have compiled to date was sufficient for the Marketing Authorization Application (“MAA”) to be filed and accepted for review in the United Kingdom.  We had another guidance meeting with the MHRA in January 2008 and received additional input for the preparation of our MAA.  However, the MHRA has recently informed us that due to the backlog of MAA filings, they would not be able to receive and start reviewing our MAA until October 2010.  Even though we are encouraged by the initial positive feedback from the MHRA, the risk remains that we may not be successful in obtaining MHRA and other European regulatory authorities approval of our product for marketing.

Femprox® and Other Products

We are also developing Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies was significantly lower than in the U.S.  We do not intend to conduct additional studies for this product until we have secured a co-development partner, which we are actively seeking.

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our licensed anti-fungal nail treatment.  Our current efforts are focused on the development of viable topical treatments for psoriasis, a common dermatological condition.

Restructuring Plans

In December 2008, we began to implement a restructuring program with the goal of reducing costs and outsourcing basic research and development.  As part of our restructuring plan, we announced on January 22, 2009 a memorandum of understanding (“MOU”) with Pharmaceutics International, Inc. or Pii.   The purpose of this collaboration is to broaden the promotion of our technology as well as permit us access to Pii’s research and development and commercial manufacturing infrastructure. Pii is a privately-held contract research and manufacturing organization with over 400 employees located near Baltimore, Maryland.  Their capabilities range from product research and development to commercial manufacturing.  Pursuant to our MOU, Pii will promote our NexACT® technology to its clients and may independently identify new product development opportunities for this collaboration with NexMed.  We will provide technical guidance and oversight in the development of new products.  In addition, as part of our restructuring plan, we are discussing with Pii the opportunity to co-develop our early stage products which will enable us to further reduce our monthly overhead expenses.

The partnership with Pii allows us to continue the development of our early stage projects while we reduce our research and development staff and infrastructure.  As a result, our monthly operating overhead burn rate has been reduced to approximately $300,000 per month.  Access to Pii’s state of the art facilities also allows us to further improve our cash position by selling our facility and redundant equipment.  We have initiated efforts to sell our facility which, if successful, would further reduce our monthly operating expenses to approximately $200,000 per month after the sale of the facility is completed.

During 2009, we plan to work with Pii to complete the development of the psoriasis project and then license the product to a co-development and marketing partner.  We also plan to license the rights to Vitaros®   for territories outside the U.S., including Canada, South America, and Europe.  The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S.  This is important as we move ahead with international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  Additionally, the future work done by Warner regarding the safety of Vitaros®  may enhance the value of Femprox®  as we work to find a marketing and co-development partner during 2009.  In addition, we remain open to opportunities to co-develop products utilizing our NexACT® technology and we will be actively pursuing strategic opportunities that would leverage our NexACT® platform and generate partnership revenues to fund our development efforts.

On April 14, 2009, we engaged FTN Equity Capital Markets Corp. (“FTN”) as our financial advisor to assist us in exploring and evaluating strategic alternatives. We are currently exploring and considering various opportunities available to us, including merger or acquisition transactions with the overall goal of enhancing value and maximizing the return on investment for our shareholders.  While we have engaged FTN to help us explore all possible transactions for the Company, there can be no assurances that this process will result in any specific transactions and no decision has been made to pursue any specific strategic alternative at this time.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through March 31, 2009, we had an accumulated deficit of $139,004,528.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2008 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

At March 31, 2009 we had cash and cash equivalents of approximately $3.8 million as compared to $2.9 million at December 31, 2008.   During the first quarter of 2009, we received $2,675,000 from Warner from the sale of Vitaros®  as discussed above.  The receipt of this cash in 2009 was offset by our cash used in operations in the first quarter of 2009.  We spent approximately $1.8 million consisting of our average fixed monthly overhead costs of approximately $350,000 per month in addition to $300,000 towards a cancellation fee as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements.  Additionally we spent approximately $210,000 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $125,000 for the 2008 financial statement audit fee,  $28,000 for the Nasdaq annual listing fee, $36,000 in legal fees related to the execution of the Warner asset purchase agreement as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements and $39,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

Our current cash reserves of approximately $3.4 million as of the date of this report, along with the anticipated near term payments from Warner as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements, should provide us with sufficient cash to fund our operations into the first quarter of 2010.  This projection is based on the restructuring plan we implemented in December 2008 whereby we have reduced our current monthly operating expenditures to approximately $300,000 per month.  In addition, as part of our restructuring plan, we are discussing with Pii the opportunity to co-develop our early stage products which will enable us to further reduce our monthly overhead expenses and allow us to sell our facility and redundant equipment. We have also initiated efforts to sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  If we can successfully sell our facility and repay the existing mortgage, we should be able to reduce our monthly operating expenditures to approximately $200,000 per month.  However, there is no assurance that we will be able to sell our facility at an acceptable price or otherwise successfully complete our restructuring plan.

At March 31, 2009 we had an Other receivable of $175,000 as a result of the sale of manufacturing equipment to Warner in February 2009, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

At March 31, 2009, we had $727,252 in accounts payable and accrued expenses as compared to $1,029,486 at December 31, 2008.  The decrease is primarily attributable to a $300,000 payment made during the first quarter of 2009 toward approximately $592,000 that was included in accrued expenses at December 31, 2008 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study that will no longer be required by the FDA for regulatory approval of Vitaros®, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

At March 31, 2009, we had $100,300 in deferred revenue as a result of the licensing of our patents to Warner as part of the Asset Purchase Agreement signed in February 2009, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

Critical Accounting Estimates.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.   The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  Actual results could differ from these estimates.  There have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Comparison of Results of Operations Between the Three Months Ended March 31, 2009 and 2008.

Revenue, principally license fee revenue.  We recorded $2,466,670 in revenue during the first quarter of 2009, as compared to $951,787 in revenue during the first quarter of 2008.  The increase is attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements.  The $951,787 of revenue in the first quarter of 2008 consisted of revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

Research and Development Expenses.  Our research and development expenses for the first quarters of 2009 and 2008 were $602,366 and $1,169,091, respectively.  Research and development expenses in the first quarter of 2009 decreased primarily due to reduced spending in 2009 on our development programs as part of our restructuring program.  During the first quarter of 2009 we reduced our research and development staff and infrastructure while maintaining our ability to continue the development of our early stage projects by entering into a partnership with Pii as discussed earlier.  We plan to spend considerably less on research and development in 2009 as we actively seek co-development partners for our early stage products under development, including our topical treatment for psoriasis.

General and Administrative Expenses.  Our general and administrative expenses were $1,091,047 during the first quarter of 2009 as compared to $1,303,398 during the same period in 2008.  The decrease is primarily due to a reduction in staff costs as a result of our restructuring program implemented in December 2008 along with a reduction in legal fees related to our patents as we expended over $100,000 during the first quarter of 2008 for one-time national filings of patent applications related to Vitaros®.

Interest Expense, Net.  We had net interest expense of $88,485 during the first quarter of 2009, as compared to $121,485 during the same period in 2008.  The decrease is primarily due to higher interest expense recorded in 2008 as a result of the amortization of the debt discount related to the existing debt during 2008 as discussed in Note 6 of the Notes to Unaudited Consolidated Fnancial Statements.  There was no such amortization of debt discount during the same period in 2009.

 Net Income (Loss).  The net income was $684,772 or $0.01 per share in the first quarter of 2009 as compared to a net loss of ($1,642,187) or ($0.02) per share in the same period in 2008.  The increase in net income is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.  However, we anticipate a net loss for the year ended December 31, 2009.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company’s management, with participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

ITEM 1A.            RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

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

NEXMED, INC.

Date: May 11, 2009	/s/ Mark Westgate
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