Form 10-Q
period 2009-06-30
NEXMED INC
filed 2009-08-10
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 7, 2009, 88,991,339 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,811,315	$2,862,960
Debt issuance cost, net of accumulated amortization
of $42,283 - current portion	-	30,368
Prepaid expenses and other assets	149,558	83,761
Total current assets	2,960,873	2,977,089

Fixed assets, net	5,013,680	5,519,652
Debt issuance cost, net of accumulated amortization
of $30,334 and $86,607	75,955	60,771
Total assets	$8,050,508	$8,557,512

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$830,903	$1,029,486
Payroll related liabilities	63,413	296,135
Deferred revenue - current portion	60,200	-
Deferred compensation - current portion	65,421	74,245
Total current liabilities	1,019,937	1,399,866

Long Term liabilities:
Convertible notes payable	4,340,000	4,690,000
Deferred revenue	87,550	-
Deferred compensation	902,468	935,517
Total Liabilities	6,349,955	7,025,383

Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000
shares authorized, 86,437,528 and 84,350,361
and outstanding, respectively	86,438	84,352
Additional paid-in capital	142,044,801	141,137,077
Accumulated deficit	(140,430,686)	(139,689,300)
Total stockholders' equity	1,700,553	1,532,129

Total liabilities and stockholder's equity	$8,050,508	$8,557,512

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Revenue	$102,613	$1,199,612	$2,569,283	$2,151,399

Operating expenses
Research and development	716,453	1,096,402	1,318,819	2,265,493
General and administrative	694,749	1,193,379	1,785,796	2,496,777
Total operating expenses	1,411,202	2,289,781	3,104,615	4,762,270

Loss from operations	(1,308,589)	(1,090,169)	(535,332)	(2,610,871)

Interest expense, net	(117,569)	(538,554)	(206,054)	(660,039)

Net loss	(1,426,158)	(1,628,723)	(741,386)	(3,270,910)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.04)

Weighted average common shares outstanding
used for basic and diluted loss per share	84,844,037	83,508,503	84,617,487	83,301,425

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash flows from operating activities
Net loss	$(741,386)	$(3,270,910)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	201,767	248,393
Non-cash interest, amortization of debt discount and
deferred financing costs	51,762	586,366
Non-cash compensation expense	573,234	630,771
(Gain) loss on disposal of fixed assets	(42,869)	2,605
Increase in prepaid expenses and other assets	(65,797)	(73,721)
Decrease in accounts payable
and accrued expenses	(198,583)	(22,869)
Decrease in payroll related liabilities	(232,722)	(613,710)
Decrease in deferred compensation	(41,873)	(30,067)
Increase in deferred revenue	147,750	(647,973)
Net cash used in operating activities	(348,717)	(3,191,115)

Cash flows from investing activities
Capital expenditures	(2,928)	(17,742)
Proceeds from sale of fixed assets	350,000	-
Proceeds from sale of marketable securities and short term investments	-	750,000
Net cash provided by investing activities	347,072	732,258

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	-	459,749
Repayment of note payable	-	(3,000,000)
Issuance of convertible notes, net of debt issuance costs of $105,804		5,644,196
Repayment of convertible notes payable	(50,000)	-
Net cash (used in) provided by financing activities	(50,000)	3,103,945

Net increase (decrease) in cash and cash equivalents	(51,645)	645,088

Cash and cash equivalents, beginning of period	$2,862,960	$2,735,940

Cash and cash equivalents, end of period	$2,811,315	$3,381,028

Supplemental Information:
Issuance of common stock for repayment of convertible notes payable	$300,000	$-

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company” or “NexMed”) Annual Report on Form 10-K for the year ended December 31, 2008.

The Company had an accumulated deficit of $140,430,686 at June 30, 2009, and the Company expects to incur additional losses during the remainder of 2009.  As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2008 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.  Management anticipates that the Company will require additional financing or partnering arrangements to fund operations, including continued research, development and clinical trials of the Company’s product candidates. The Company has engaged an investment banker to explore strategic alternatives.  There is no assurance that the Company will be successful in obtaining financing or partnering arrangements on terms acceptable to it.  If additional financing or partnering arrangements cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On October 22, 2008, the Company was notified by Nasdaq that effective October 16, 2008 it had suspended enforcement of the bid price requirement until January 16, 2009.  Further, on December 23, 2008, March 23, 2009 and again on July 13, 2009, we were notified by Nasdaq that it had suspended the enforcement of the bid price requirement until August 3, 2009.  As such, since the Company had 174 days remaining in our compliance period, it now has 174 days from August 3, 2009, or until January 25, 2010, to regain compliance with Marketplace Rule 4310(c)(8)(E).

If the Company fails to achieve the minimum bid price requirement of the Nasdaq Capital Market by January 25, 2010 or fails to maintain compliance with any other listing requirements during this period, the Company may be delisted and its stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell the Company’s securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in the Company’s Common Stock, which could severely limit the market liquidity of the Common Stock and a stockholder’s ability to sell the Common Stock in the secondary market. In addition, if the Company fails to maintain its listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, the Company will be subject to cash penalties under investor rights agreements to which it is a party until a listing is obtained.

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

On May 11, 2009, the Company demonstrated that it had achieved compliance with the minimum $2.5 million in stockholders’ equity requirement as evidenced by the Consolidated Balance Sheet contained in its March 31, 2009 Form 10Q that was then filed. At that time Nasdaq indicated that it would continue to monitor the Company’s ongoing compliance with the stockholder’s equity requirement should the Company not maintain $2.5 million in stockholders’ equity through June 30, 2009.  Per the Consolidated Balance Sheet contained in this report, total stockholders’ equity was $1,700,553 at June 30, 2009, and as such, the Company has not demonstrated compliance with the minimum $2.5 million stockholders’ equity requirement.  Therefore, the Company anticipates receiving a delisting notice from Nasdaq.  In the event that the Company receives such notice, the Company does not currently have the resources to regain compliance with continued listing on the Nasdaq Capital Market.  Should it be delisted from Nasdaq, its stock will begin trading on the OTC Bulletin Board.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for the interim period ending after June 15, 2009. The adoption of this SFAS No. 165 did not have an impact on the Company’s consolidated results of operations and financial condition. The Company evaluated all events that occurred after June 30, 2009 up through August 10, 2009. During this period no material events came to the Company’s attention.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments: (“APB 28-1”). APB 28-1 amends SFAS No. 107, “Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods in addition to the required disclosures in annual financial statements. APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an impact on the Company’s financial statements.

2.	FAIR VALUE MEASUREMENTS

The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

•	Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

•	Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The Company’s recurring fair value measurements at June 30, 2009 are as follows:

	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,002,705	$-	$1,002,705	$-

3.	ACCOUNTING FOR STOCK BASED COMPENSATION

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of SFAS 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).  The Company adopted the modified prospective transition method as prescribed by SFAS 123R.   Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2009 and June 30, 2008 includes expense for all equity awards granted during the three and six months ended June 30, 2009 and June 30, 2008 and prior, but not yet vested as of January 1, 2006 (the adoption date of SFAS 123R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123,”) as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Research and development	14,061	9,595	61,576	18,778
General and administrative	$226,927	$291,206	$511,658	$583,893

Stock-based compensation expense	$240,988	$300,801	$573,234	$602,671

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

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and six month periods ended June 30, 2009 and June 30, 2008:

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

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of June 30, 2009, and related transactions for the six month period then ended (unaudited):

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$.55 - 1.85	2,558,090	6.23 years	$0.82	$-	2,558,090	$0.82	$-
2.00 - 3.99	77,350	2.77 years	3.31	-	77,350	3.31	-
4.00 - 5.50	371,401	3.02 years	4.65	-	371,401	4.65	-
7.00 - 12.00	18,000	0.93 years	8.67	-	18,000	8.67	-

	3,024,841	5.71 years	$1.40	$-	3,024,841	$1.40	$-

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2008	3,368,991	$1.40		$-
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(344,150)	$1.33		$-

Outstanding at June 30, 2009	3,024,841	$1.40	5.71 years	$-

Vested or expected to vest at
June 30, 2009	3,024,841	$1.40	5.71 years	$-

Exercisable at June 30, 2009	3,024,841	$1.40	5.71 years	$-

No options were granted or exercised during the six months ended June 30, 2009.  The intrinsic value (the difference between the aggregate exercise price and the closing price of our Common Stock on the date of exercise) on the exercise date of options exercised during the six months ended June 30, 2008 was $43,270.  Cash received from option exercises for the six months ended June 30, 2008 was $39,750.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with SFAS 123R as discussed above.

Principal stock based compensation transactions for the six months ended June 30, 2009 were as follows:

On January 9, 2009, each of the four non-employee Directors was awarded a grant of shares of Common Stock for their services to be rendered to the Board of Directors during the first six months of the 2009 calendar year.  The deemed price per share (the "Price") of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008.  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore each non-employee director received an award of 21,416 shares of Common Stock of which 3,569.33 shares vest on the 9th day of each month from January through June 2009.

Also on January 9, 2009, Richard Berman was awarded a grant of shares of Common Stock for his services as Chairman to be rendered to the Board of Directors during the first six months of the 2009 calendar year.  The deemed price per share (the "Price") of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008.  The number of shares was calculated based on the amount of cash Mr. Berman would have received for his service as Chairman of the Board, divided by the Price.  Therefore Mr. Berman received an award of 41,079 shares of Common Stock of which 6,846.50 shares vest on the 9th day of each month from January through June 2009.

On June 9, 2009, each of the four non-employee Directors was awarded a grant of shares of Common Stock for their services to be rendered to the Board of Directors during the third quarter of the 2009 calendar year.  The deemed price per share (the "Price") of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008.  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore each non-employee director received an award of 10,708 shares of Common Stock of which 3,569.33 shares vest on the 9th day of each month from July through September 2009.

Also on June 9, 2009, Richard Berman was awarded a grant of shares of Common Stock for his services as Chairman to be rendered to the Board of Directors during the third quarter of the 2009 calendar year.  The deemed price per share (the "Price") of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008.  The number of shares was calculated based on the amount of cash Mr. Berman would have received for his service as Chairman of the Board, divided by the Price.  Therefore Mr. Berman received an award of 20,541 shares of Common Stock of which 6,847 shares vest on the 9th day of each month from July through September 2009.

Such transactions resulted in compensation charges of $180,152 for the six months ended June 30, 2009.

4.	WARRANTS

A summary of warrant activity for the six month period ended June 30, 2009 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2008	12,118,044	$1.23	2.43 years
Issued	-
Exercised	-
Cancelled	(3,106,413)	$1.70
Outstanding at June 30, 2009	9,011,631	$1.07	1.29 years

Exercisable at June 30, 2009	9,011,631	$1.07	1.29 years

5.	LOSS PER SHARE

At June 30, 2009 and 2008, respectively, options to acquire 3,024,841 and 3,408,991 shares of Common Stock with exercise prices ranging from $0.55 to $12.00 per share and warrants to acquire 9,011,631 and 12,118,044 shares of Common Stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into 2,170,000 and 2,946,429 shares of Common Stock at a weighted average conversion price of $2.00 and $1.95, respectively, were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three and six months ended June 30, 2009 and 2008 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2009	2008	2009	2008

Net loss	$(1,426,158)	$(1,628,723)	$(741,386)	$(3,270,910)
Weighted average common shares outstanding
used for basic and diluted loss per share	84,844,037	83,508,503	84,617,487	83,301,425

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.01)	$(0.04)

6.	CONVERTIBLE NOTES PAYABLE

On June 30, 2008, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount of $5.75 million. The Convertible Notes are collateralized by the Company’s facility in East Windsor, New Jersey.  $4.75 million of the principal amount of the Convertible Notes are due on December 31, 2011 (the “Due Date”) and $1 million of the principal amount of the Convertible Notes were due on December 31, 2008.  On October 16, 2008, the Company sold certain building equipment and received proceeds of $60,000 which was used to prepay a portion of the $4.75 million payment due on December 31, 2011.  On December 31, 2008, the Company paid the $1 million principal payment due in cash.  The Convertible Notes are payable in cash or convertible into shares of Common Stock with the remaining principal amount of $4.69 million convertible at $2 per share on or before the Due Date at the holders’ option.  The Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

As discussed in Note 10, the Company sold $350,000 of manufacturing equipment to Warner.  The note holders agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal to be paid in 2009 when the equipment is transferred to Warner.  Accordingly, on May 15, 2009, the Company repaid $50,000 to the note holders upon the transfer of the manufacturing equipment to Warner.

On May 27, 2009, the Company agreed to convert $150,000 of the outstanding Convertible Notes to Common Stock at a price of $0.23 per share.  As such, the Company issued 659,402 shares of Common Stock to the note holders in repayment of such $150,000 principal amount plus interest.

On June 11, 2009, the Company agreed to convert $150,000 of the outstanding Convertible Notes to Common Stock at a price of $0.31 per share.  As such, the Company issued 490,645 shares of Common Stock to the note holders in repayment of such $150,000 principal amount plus interest.

As a result of the above mentioned Convertible Note repayments, the balance of $4,340,000 is due on December 31, 2011 and is recorded as Convertible notes payable on the Consolidated Balance Sheet at June 30, 2009.

On July 1, 2009, the Company paid $76,417 in cash for interest on the Note for the period April 1, 2009 through June 30, 2009.

On July 23, 2009, the Company agreed to convert $300,000 of the outstanding Convertible Notes to Common Stock at a price of $0.16 per share.  As such, the Company issued 1,883,385 shares of Common Stock to the note holders in repayment of such $300,000 principal amount plus interest.

On July 29, 2009, the Company agreed to convert $100,000 of the outstanding Convertible Notes to Common Stock at a price of $0.15 per share.  As such, the Company issued 670,426 shares of Common Stock to the note holders in repayment of such $100,000 principal amount plus interest.

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

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of June 30, 2009, the Company has accrued $967,889 in deferred compensation.

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

The Company was a party to clinical research agreements with a clinical research organization (“CRO”) in connection with a one-year open-label study for Vitaros® with commitments by the Company that initially totaled approximately $12.8 million.  These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million.  These agreements provided that if the Company canceled them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation.  On September 30, 2008, the clinical research agreements were cancelled as it was determined that the one-year open-label study would no longer be required by the FDA for regulatory approval of Vitaros®.  As such, a cancellation fee of approximately $892,000 was accrued at September 30, 2008.  Pursuant to the terms of the clinical research agreement, the cancellation fee was not payable until December 15, 2008.  On each of December 31, 2008 and March 31, 2009, the Company paid $300,000 toward the total cancellation fee.  The balance of approximately $292,000 is included in accounts payable and accrued expenses in the Consolidated Balance Sheet at June 30, 2009.  The balance of approximately $292,000 was paid on July 7, 2009.

11.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc. (“Warner”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”).  Under the agreement, Warner acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  Warner agreed to pay the Company an upfront payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones.   In addition, the Company was eligible to receive royalties in the future based upon the level of sales achieved by Warner, assuming the product is approved by the U.S. Food and Drug Administration (“FDA”).

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

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros®. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 is recognized as revenue for the three months ended March 31, 2009, as the Company has no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $4,250 is being recognized as revenue for the three months ended June 30, 2009.  The balance of $97,750 is recorded as deferred revenue on the Consolidated Balance Sheet at June 30, 2009.

The Company recognized a gain during the six months ended June 30, 2009 of $43,840 on the sale of the manufacturing equipment to Warner.

On April 15, 2009, the Company entered into a First Amendment (the “Amendment”) to the Asset Purchase Agreement.  The Amendment provides that from May 15, 2009 through September 15, 2009, the Company will permit certain representatives of Warner access to and use of the Company’s manufacturing facility for the purpose of manufacturing Vitaros®, and in connection therewith the Company will provide reasonable technical and other assistance to Warner.  In consideration, Warner will pay to the Company a fee of $50,000 per month, or $200,000 in the aggregate.  The arrangement is subject to extension for successive 30 day periods for additional consideration of $50,000 per month until terminated by either party prior to the expiration of each successive period.  For the three and six months ended June 30, 2009, the Company recorded $100,000 in license fee revenue for the fees received in May and June.  The Company also received the $50,000 fee for July on June 29, 2009 and has recorded such amount as deferred revenue on the Consolidated Balance Sheet at June 30, 2009.

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, NM100060.  Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company was eligible to receive royalties based upon the level of sales achieved and to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial upfront and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060.   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company was no longer obligated to complete the remaining preclinical studies for NM100060.   Novartis took over all responsibilities and completed the remaining preclinical studies.  As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which was the performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the six months ended June 30, 2008, the Company recognized licensing revenue of $564,639 related to the initial $4 million cash payment from the Novartis agreement.

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

On October 17, 2008, the Company received a Notice of Allowance for its U.S. patent covering NM100060.  Pursuant to the license agreement, the payment of the issuance fee for an approved patent claim on NM100060 triggered the $2 million patent milestone payment from Novartis.  Additionally, $1.5 million, which represents the remaining 50% of the patient enrollment milestone also became due and payable.  As such, the Company received a payment of $3.5 million from Novartis on October 30, 2008 and recognized it as licensing revenue for the year ended December 31, 2008.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, the Company announced the mutual decision reached with Novartis to terminate the licensing agreement.  Accordingly, pursuant to the Termination Agreement, Novartis will provide to the Company reports associated with the Phase III clinical trials conducted for NM100060 within 30 days of the Company’s request, and provide assistance and support to the Company in connection with the assignment, transfer and delivery to the Company of all know-how and data relating to NM100060 in accordance with the terms of the License Agreement.

In consideration of such assistance and support, the Company will pay to Novartis 15% of any upfront and/or milestone payments that it receives from any future third party licensee of NM100060, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from NM100060 (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of its assets, is sold, the Company will pay to Novartis 15% of any upfront and/or milestone payments received by the Company or its successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

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

The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany oral and injectable medications. We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems. and are actively seeking co-development partners for topical treatments for male and female sexual dysfunction, nail fungus, psoriasis, and other dermatological conditions that are in various stages of development  We intend to continue our efforts developing topical treatments on our own or through development partnerships based on the application of NexACT® technology to drugs: (1) previously approved by the U.S. Food and Drug Administration (“FDA”), (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

NM100060 Anti-Fungal Treatment

We had an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for NM100060, our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and had assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, we were eligible to receive royalties based upon the level of sales achieved.

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

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement.  In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase 3 studies that they conducted for NM100060 and is assisting and supporting us in connection with the assignment, transfer and delivery to us of all know-how and data relating to the product.

In consideration of such assistance and support, we will pay to Novartis 15% of any upfront and/or milestone payments that we receive from any future third party licensee of NM100060, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from NM100060 (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of our assets, is sold, we will pay to Novartis 15% of any upfront and/or milestone payments received by us or our successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

We have begun to analyze the data from the three studies completed by Novartis.  The results from the three studies were consistent, and we believe showed comparable safety and efficacy profiles of NM100060 with the currently marketed topical prescription products in patients with mild to moderate toenail fungus.  In the post hoc analysis of patients with mild fungus, our product seems to show higher efficacy.  Upon completion of our analysis, we intend to proceed with potential new licensing discussions.  We have already received inquiries from companies with a focus in dermatology who are interested in possibly licensing the product for the U.S. market.

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

On October 15, 2008, we met with the FDA to discuss the major deficiencies cited in the Action Letter and to reach consensus on the necessary actions for addressing these deficiencies for our Vitaros® NDA.  Several key regulatory concerns were addressed and agreements were reached at the meeting. The FDA agreed to: (a) a review by the Carcinogenicity Advisory Committee (“CAC”) of the 2 two-year carcinogenicity studies which were recently completed; (b) one Phase 1 study in healthy volunteers to assess any transfer to the partner of the NexACT® technology and (c) one animal study to assess the transmission of sexually transmitted diseases with the design of the study to be determined.  The FDA also confirmed the revision on the status of our manufacturing facility from “withhold” to “acceptable”, based on our having adequately addressed the deficiencies cited in their Pre-Approval Inspection (“PAI”) of our facility in January 2008.  It is also our understanding that at this time the FDA does not require a one-year open-label safety study for regulatory approval.  After the meeting we estimated that an additional $4 to $5 million would be needed to be spent to complete the above mentioned requirements prior to the resubmission of the NDA.

 On February 3, 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents covering Vitaros® to Warner which terminated the previous licensing agreement.   Under the terms of the agreement, we received gross proceeds of $2.5 million as an upfront payment and are eligible to receive an additional payment of $2.5 million upon Warner’s receipt of an NDA approval from the FDA.  In addition, Warner has paid us a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S.  This is important as we move ahead with international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  While Warner  is not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA, as of the date of this report, Warner is in the process of completing  the CAC assessment package for submission to the FDA for review and has informed us that should the outcome of the FDA review be positive, it intends to proceed with the required Phase 1 study which the FDA mandated at the October 2008 meeting.

On February 21, 2007, the Canadian regulatory authority, Health Canada, informed us that the lack of a completed 12-month open label safety study would not preclude them from accepting and reviewing our New Drug Submission (“NDS”) in Canada, which was accepted for review on February 15, 2008.  On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of Vitaros® in Canada.  We received a Notice of Deficiencies (“NOD”) on November 12, 2008 which cited similar regulatory issues to those previously cited by the FDA.  On February 18, 2009 we responded to the NOD and have continued to respond to requests by Health Canada for further information as they continue their review and approval process.  While we remain positive about the prospects for approval in Canada, the risk remains that we may not be successful in obtaining Health Canada approval of our product for marketing.

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

Femprox® and Other Products

Our product pipeline also includes Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies was significantly lower than in the U.S.  We do not intend to conduct additional studies for this product until we have secured a co-development partner, which we are actively seeking.

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our previously licensed anti-fungal nail treatment.  Our current efforts are focused on the development of viable topical treatments for psoriasis, a common dermatological condition.

Restructuring Plans

In December 2008, we began to implement a restructuring program with the goal of reducing costs and outsourcing basic research and development. As part of our restructuring plan, we announced on January 22, 2009 a memorandum of understanding (“MOU”) with Pharmaceutics International, Inc. or Pii. The purpose of this collaboration is to broaden the promotion of our technology as well as permit us access to Pii’s research and development and commercial manufacturing infrastructure. Pii is a privately-held contract research and manufacturing organization with over 400 employees located near Baltimore, Maryland. Their capabilities range from product research and development to commercial manufacturing. Pursuant to our MOU, Pii will promote our NexACT® technology to its clients and may independently identify new product development opportunities for this collaboration with NexMed. We would provide technical guidance and oversight in the development of new products.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through June 30, 2009, we had an accumulated deficit of $140,430,686.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At June 30, 2009 we had cash and cash equivalents of approximately $2.8 million as compared to $2.9 million at December 31, 2008.   During the first six months of 2009, we received $3,000,000 from Warner from the sale of the U.S. rights to Vitaros® and the related facility license fees as discussed above.  The receipt of this cash in 2009 was offset by our cash used in operations in the first six months of 2009.  We spent approximately $3.1 million consisting of our average fixed monthly overhead costs of approximately $325,000 per month in addition to $300,000 towards a cancellation fee as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.  Additionally we spent approximately $276,475 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $125,000 for the 2008 financial statement audit fee,  $28,000 for the Nasdaq annual listing fee, $50,000 of principal on convertible notes repaid as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements, $50,000 in investment banker fees to FTN  for advisory services to assist us in exploring and evaluating strategic alternatives, $42,000 in legal fees and $175,000 in consulting fees related to the execution of the Warner Asset Purchase Agreement as discussed in Note 11 of the Notes to Unaudited Consolidated Financial Statements and $46,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

Our current cash reserves of approximately $2.2 million as of the date of this report, along with the anticipated near term payments from Warner as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements, should provide us with sufficient cash to fund our operations into the first quarter of 2010.  This projection is based on the restructuring plan we implemented in December 2008 whereby we have reduced our current operating expenditures to approximately $300,000 per month.  We have also initiated efforts to lease or sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  If we can successfully sell our facility and repay the existing mortgage, we should be able to reduce our monthly operating expenditures to approximately $200,000 per month which would then provide us with additional cash to fund our operations.  However, there is no assurance that we will be able to sell our facility at an acceptable price or otherwise successfully complete our restructuring plan.

At June 30, 2009, we had $147,750 in deferred revenue as a result of the licensing of our patents to Warner along with the use of our facility in connection with the Asset Purchase Agreement, as amended, as discussed in Note 11 of the Notes to Unaudited Consolidated Financial Statements.

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

Comparison of Results of Operations Between the Three Months Ended June 30, 2009 and 2008.

Revenue.  We recorded $102,613 in revenue during the second quarter of 2009, as compared to $1,199,612 in revenue during the second quarter of 2008.   The decrease in revenue is primarily due to the $750,000 in revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 as discussed in Note 11 of the Consolidated Financial Statements.  Additionally, the increased revenue in 2008 is the result of the $166,667 in revenue recognized in 2008 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 11 of the Consolidated Financial Statements.  The 2009 revenue consists of facility license fees for the use of our manufacturing facility and related manufacturing know-how related to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 11 of the Notes to Unaudited Consolidated Financial Statements.

Research and Development Expenses.  Our research and development expenses for the second quarter of 2009 and 2008 were $716,453 and $1,096,402, respectively.  While we plan to spend considerably less on research and development in 2009 as we actively seek co-development partners for our early stage products under development, including our topical treatment for psoriasis, we continued to incur research and development expenses during the second quarter of 2009.  During the quarter we had severance cost as a result of the reduction of research and development personnel as part of our restructuring program.  Prior to the reduction in research and development personnel, we incurred costs as we transferred early stage product technology to Pii.  For the remainder of 2009 we expect to continue incurring costs related to the support of our regulatory filing in Canada, continued support of Warner in their manufacturing efforts while at our facility, and further analysis of the clinical data derived from the Phase 3 clinical trial program completed by Novartis for NM100060.

General and Administrative Expenses.  Our general and administrative expenses were $694,749 during the second quarter of 2009 as compared to $1,193,379 during the same period in 2008.   The decrease is primarily due to a reduction in staff costs as a result of our restructuring program implemented in December 2008.

Interest Expense, Net.  We had net interest expense of $117,569 during the second quarter of 2009, as compared to $583,554 during the same period in 2008.  The decrease is primarily due to higher interest expense recorded in 2008 as a result of the amortization of the debt discount related to the existing debt during 2008 as discussed in Note 7 of the Notes to Unaudited Consolidated Financial Statements.  There was no such amortization of debt discount during the same period in 2009.

 Net Loss.  The net loss was $1,426,158 or $0.02 per share and $1,628,723 or $0.02 per share in the second quarter of 2009 and 2008, respectively.  The decrease in net loss is primarily attributable to a reduction in overall expenses as part of our restructuring program implemented in December 2008 which has been partially offset by a decrease in revenue during the second quarter of 2009 as discussed above.

Comparison of Results of Operations Between the Six Months Ended June 30, 2009 and 2008.

Revenue.  We recorded $2,569,283 in revenue during the first six months of 2009, as compared to $2,151,399 in revenue during the same period in 2008.  The increase is attributable to the sale to Warner of the U.S. rights to Vitaros® as discussed in Note 11 of the Notes to Unaudited Consolidated Financial Statements.  The $2,151,399 of revenue in the first half of 2008 consisted of revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 and the up-front payment received from Warner in 2007 as discussed in Note 11 of the Notes to Unaudited Consolidated Financial Statements.

Research and Development Expenses.  Our research and development expenses for the first half of 2009 and 2008 were $1,318,819 and $2,265,493, respectively.  Research and development expenses in the first half of 2009 decreased primarily due to reduced spending in 2009 on our development programs as part of our restructuring program.  During the first half of 2009 we reduced our research and development staff and infrastructure while maintaining our ability to continue the development of our early stage projects by entering into a partnership with Pii as discussed earlier.  We plan to spend considerably less on research and development in 2009 as we actively seek co-development partners for our early stage products under development, including our topical treatment for psoriasis.

General and Administrative Expenses.  Our general and administrative expenses were $1,785,796 during the first half of 2009 as compared to $2,496,777 during the same period in 2008.  The decrease is primarily due to a reduction in staff costs as a result of our restructuring program implemented in December 2008 along with a reduction in legal fees related to our patents as we expended over $100,000 during the first half of 2008 for one-time national filings of patent applications related to Vitaros®.

Interest Expense, Net.  We had net interest expense of $206,054 during the first half of 2009, as compared to $660,039 during the same period in 2008.  The decrease is primarily due to higher interest expense recorded in 2008 as a result of the amortization of the debt discount related to the existing debt during 2008 as discussed in Note 7 of the Notes to Unaudited Consolidated Financial Statements.  There was no such amortization of debt discount during the same period in 2009.

 Net Loss.  The net loss was $741,386 or $0.01 per share in the first half of 2009 as compared to $3,270,910 or $0.04 per share in the same period in 2008.  The significant decrease in net loss is primarily attributable to the income recognized from the sale to Warner of the U.S. rights to Vitaros® as discussed in Note 11 of the Notes to Unaudited Consolidated Financial Statements along with our reduction in overall expenses as part of our restructuring program implemented in December 2008.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 except for the following:

Without a development partner for our principal product, we may not be able to sustain our business operations going forward.

Our principal product under development, NM100060, has not met Novartis’ expectation for filing a New Drug Application in the U.S. or a Marketing Authorization Application in Europe, and Novartis has terminated its global licensing agreement with us. If we are to derive revenue from NM100060 in the future, we will need to find a new development partner to further develop, obtain regulatory approval and market NM100060.  While we are actively seeking such a partner, there is no assurance that, in light of the determinations made by Novartis, we will be able to find a partner.

ITEM 6.	EXHIBITS

10.1	Termination Agreement, dated July 7, 2009, by and between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Date: August 10, 2009	/s/ Mark Westgate
Mark Westgate
Vice President and Chief Financial
Officer

EXHIBIT INDEX

10.1	Termination Agreement, dated July 7, 2009, by and between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.