Form 10-Q
period 2009-09-30
NEXMED INC
filed 2009-11-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 4, 2009, 95,288,416 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,538,709	$2,862,960
Debt issuance cost, net of accumulated amortization of $42,283 - current portion	-	30,368
Prepaid expenses and other assets	111,849	83,761
Total current assets	1,650,558	2,977,089

Fixed assets, net	4,928,215	5,519,652
Debt issuance cost, net of accumulated amortization of $37,926 and $86,607	68,363	60,771
Total assets	$6,647,136	$8,557,512

Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$292,571	$1,029,486
Payroll related liabilities	84,476	296,135
Deferred revenue - current portion	10,200	-
Deferred compensation - current portion	66,200	74,245
Total current liabilities	453,447	1,399,866

Long Term liabilities:
Convertible notes payable	3,590,000	4,690,000
Deferred revenue	85,000	-
Deferred compensation	885,641	935,517
Total Liabilities	5,014,088	7,025,383

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 91,423,433 and 84,350,361 outstanding, respectively	91,424	84,352
Additional paid-in capital	143,162,926	141,137,077
Accumulated deficit	(141,621,302)	(139,689,300)
Total stockholders' equity	1,633,048	1,532,129

Total liabilities and stockholder's equity	$6,647,136	$8,557,512

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations
(Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Revenue	$109,590	$305,943	$2,678,873	$2,457,342

Operating expenses
Research and development	309,989	1,875,474	1,628,808	4,140,967
General and administrative	714,039	1,327,260	2,499,835	3,824,037
Total operating expenses	1,024,028	3,202,734	4,128,643	7,965,004

Loss from operations	(914,438)	(2,896,791)	(1,449,770)	(5,507,662)

Interest expense, net	(276,178)	(143,303)	(482,232)	(803,342)

Net loss	$(1,190,616)	$(3,040,094)	$(1,932,002)	$(6,311,004)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted average common shares outstanding used for basic and diluted loss per share	88,723,815	83,934,221	86,001,305	83,513,897

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,932,002)	$(6,311,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	286,117	369,346
Non-cash interest, amortization of debt discount and deferred financing costs	263,469	639,824
Non-cash compensation expense	742,230	1,070,317
(Gain) loss on disposal of fixed assets	(41,754)	21,918
Increase in prepaid expenses and other assets	(28,088)	(45,728)
(Increase) decrease in accounts payable and accrued expenses	(736,917)	686,332
Decrease in payroll related liabilities	(211,659)	(555,353)
Decrease in deferred compensation	(57,921)	(45,371)
Increase (decrease) in deferred revenue	95,200	(953,528)
Net cash used in operating activities	(1,621,325)	(5,123,247)

Cash flows from investing activities
Capital expenditures	(2,926)	(28,988)
Proceeds from sale of fixed assets	350,000	-
Proceeds from sale of marketable securities and short term investments	-	750,000
Net cash provided by investing activities	347,074	721,012

Cash flows from financing activities
Proceeds from exercise of stock options and warrants	-	459,749
Repayment of note payable	-	(3,000,000)
Issuance of convertible notes, net of debt issuance costs of $105,804	-	5,643,711
Repayment of convertible notes payable	(50,000)	-
Net cash (used in) provided by financing activities	(50,000)	3,103,460

Net increase (decrease) in cash and cash equivalents	(1,324,251)	(1,298,775)

Cash and cash equivalents, beginning of period	$2,862,960	$2,735,940

Cash and cash equivalents, end of period	$1,538,709	$1,437,165

Supplemental Information:
Issuance of common stock for repayment of convertible notes payable	$1,050,000	$-

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in NexMed, Inc.’s (the “Company” or “NexMed”) Annual Report on Form 10-K for the year ended December 31, 2008.

The Company had an accumulated deficit of $141,621,302 at September 30, 2009, and the Company expects to incur additional losses during the remainder of 2009.  As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2008 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.  Management anticipates that the Company will require additional financing or partnering arrangements to fund operations, including continued research, development and clinical trials of the Company’s product candidates. The Company has engaged an investment banker to explore strategic alternatives.  There is no assurance that the Company will be successful in obtaining financing or partnering arrangements on terms acceptable to it.  If additional financing or partnering arrangements cannot be obtained on reasonable terms, future operations will need to be scaled back or discontinued.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s Common Stock trades on the Nasdaq Capital Market.  On October 9, 2008, the Company was notified by The Nasdaq Stock Market (“Nasdaq”) that for the previous 30 consecutive trading days our Common Stock closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 5550(a)(2).  The Company was provided 180 calendar days, or until April 7, 2009, to regain compliance.

On October 22, 2008, the Company was notified by Nasdaq that effective October 16, 2008 it had suspended enforcement of the bid price requirement until January 16, 2009.  Further, on December 23, 2008, March 23, 2009 and again on July 13, 2009, we were notified by Nasdaq that it had suspended the enforcement of the bid price requirement until August 3, 2009.  As such, since the Company had 174 days remaining in our compliance period, it now has 174 days from August 3, 2009, or until January 25, 2010, to regain compliance.

Accordingly, the Company’s Common Stock must achieve a minimum bid price of $1.00 for a minimum of 10 consecutive days during the period ending January 25, 2010 in order to maintain our listing on the Nasdaq Capital Market.

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

On August 14, 2009, the Company was notified by Nasdaq indicating that it did not comply with the minimum $2.5 million in stockholders’ equity requirement for continued listing on the Nasdaq Capital Market set forth in Rule 5550(b).

On August 26, 2009, the Company submitted to Nasdaq its plan to achieve and sustain compliance with Marketplace Rule 5550(b). On October 14, 2009, the Company announced that its plan was denied by Nasdaq.  On October 15, 2009, the Company filed a hearing request with the Nasdaq Listing Qualifications Panel (the “Panel”) in order to appeal this denial. The Company has scheduled an appeals hearing with the Panel on November 12, 2009.  The Company’s stock will continue to trade on the Nasdaq Capital Market pending the final decision by Nasdaq, which typically occurs within 4-5 weeks after the completion of the formal hearing.  In the event that the Company is unable to successfully appeal its delisting from Nasdaq Capital Market, its stock will be delisted and traded on the OTC Bulletin Board (“OTCBB”).

New Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), effective for financial statements issued for reporting periods that end after September 15, 2009. The FASB Accounting Standards Codification (“FASB ASC”) has become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  FASB ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure now referred to as the FASB ASC.  As such, the Company has updated references to GAAP in this report to reflect references to FASB ASC.  The change to FASB ASC does not change how the Company accounts for its transactions or the nature of related disclosures.  Accordingly, the FASB ASC does not have a material impact on the Company’s consolidated results of operations and financial condition.

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

The Company follows the provisions of FASB ASC 718, “Stock Compensation”, which establishes the financial accounting and reporting standards for stock-based compensation plans. FASB ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of FASB ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award).  The Company adopted the modified prospective transition method as prescribed by FASB ASC 718.   Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2009 and September 30, 2008 includes expense for all equity awards granted during the three and nine months ended September 30, 2009 and September 30, 2008 and prior based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718.  The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statement of Operations (unaudited):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Research and development	12,450	9,814	74,026	28,592
General and administrative	$156,546	$429,732	$668,204	$1,013,625

Stock-based compensation expense	$168,996	$439,546	$742,230	$1,042,217

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

The Company accounts for stock and stock options granted to non-employees on a fair value basis in accordance with FASB ASC 505-50, “Equity Based Payments to Non-Employees.”  Any stock or stock options issued to non-employees are recorded in the consolidated financial statements using the fair value method and then amortized to expense over the applicable service periods. As a result, the non-cash charge to operations for non-employee options with vesting or other performance criteria is valued each reporting period based upon changes in the fair value of Common Stock.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the three and nine month periods ended September 30, 2009 and September 30, 2008:

Dividend yield	0.00%
Risk-free yields	1.35% - 5.02%
Expected volatility	54.38% - 103.51%
Expected option life	1 - 6 years
Forfeiture rate	8.22%

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

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The cumulative effect resulting from initially applying the provisions of FASB ASC 718 to nonvested equity awards was not significant.  The Company’s current forfeiture rate is 8.22%.

Stock Options and Restricted Stock

Presented below is a summary of the status of Company stock options as of September 30, 2009, and related transactions for the nine month period then ended (unaudited):

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$.55 - 1.85	2,491,451	5.97 years	$0.82	$-	2,491,451	$0.82	$-
2.00 - 3.99	77,350	2.52 years	3.31	-	77,350	3.31	-
4.00 - 5.50	371,401	3.02 years	4.65	-	371,401	4.65	-
7.00 - 12.00	10,500	0.78 years	9.14	-	10,500	8.67	-

	2,950,702	5.49 years	$1.40	$-	2,950,702	$1.40	$-

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2008	3,368,991	$1.40		$-
Granted	-	$-		$-
Exercised	-	$-		$-
Forfeited	(418,289)	$1.40		$-

Outstanding at September 30, 2009	2,950,702	$1.40	5.49 years	$-

Vested or expected to vest at
Setptember 30, 2009	2,950,702	$1.40	5.49 years	$-

Exercisable at September 30, 2009	2,950,702	$1.40	5.49 years	$-

No options were granted or exercised during the nine months ended September 30, 2009.  The intrinsic value (the difference between the aggregate exercise price and the closing price of our Common Stock on the date of exercise) on the exercise date of options exercised during the nine months ended September 30, 2008 was $43,270.  Cash received from option exercises for the nine months ended September 30, 2008 was $39,750.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718 as discussed above.

Principal stock based compensation transactions for the nine months ended September 30, 2009 were as follows:

On January 9, 2009, each of the four non-employee Directors was awarded a grant of shares of Common Stock for their services to be rendered to the Board of Directors during the first six months of the 2009 calendar year.  The deemed price per share  of $1.47 is the average of the closing price of the Common Stock over five consecutive trading days, commencing on January 2, 2008 (the “Price”).  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore each non-employee director received an award of 21,416 shares of Common Stock of which 3,569.33 shares vested on the 9th day of each month from January through June 2009.

Also on January 9, 2009, Richard Berman was awarded a grant of shares of Common Stock for his services as Chairman to be rendered to the Board of Directors during the first six months of the 2009 calendar year.  The number of shares was calculated based on the amount of cash Mr. Berman would have received for his service as Chairman of the Board, divided by the Price.  Therefore Mr. Berman received an award of 41,079 shares of Common Stock of which 6,846.50 shares vested on the 9th day of each month from January through June 2009.

On June 9, 2009, each of the four non-employee Directors was awarded a grant of shares of Common Stock for their services to be rendered to the Board of Directors during the third quarter of the 2009 calendar year.  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore each non-employee director received an award of 10,708 shares of Common Stock of which 3,569.33 shares vested on the 9th day of each month from July through September 2009.

Also on June 9, 2009, Richard Berman was awarded a grant of shares of Common Stock for his services as Chairman to be rendered to the Board of Directors during the third quarter of the 2009 calendar year.  The number of shares was calculated based on the amount of cash Mr. Berman would have received for his service as Chairman of the Board, divided by the Price.  Therefore Mr. Berman received an award of 20,541 shares of Common Stock of which 6,847 shares vested on the 9th day of each month from July through September 2009.

On October 6, 2009, each of the four non-employee Directors was awarded a grant of shares of Common Stock for their services to be rendered to the Board of Directors during the fourth quarter of the 2009 calendar year.  The number of shares was calculated based on the amount of cash the Director would have received for service on the Board, divided by the Price.  Therefore each non-employee director received an award of 10,708 shares of Common Stock of which 3,569.33 shares vest on the 6th day of each month from October through December 2009.

Also on October 6, 2009, Richard Berman was awarded a grant of shares of Common Stock for his services as Chairman to be rendered to the Board of Directors during the fourth quarter of the 2009 calendar year.  The number of shares was calculated based on the amount of cash Mr. Berman would have received for his service as Chairman of the Board, divided by the Price.  Therefore Mr. Berman received an award of 20,541 shares of Common Stock of which 6,847 shares vest on the 6th day of each month from October through December 2009.

Such transactions resulted in compensation charges of $202,450 for the nine months ended September 30, 2009.

3.           WARRANTS

A summary of warrant activity for the nine month period ended September 30, 2009 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2008	12,118,044	$1.23	2.43 years
Issued	-
Exercised	-
Cancelled	(3,106,413)	$1.70
Outstanding at September 30, 2009	9,011,631	$1.07	1.04 years

Exercisable at September 30, 2009	9,011,631	$1.07	1.04 years

4.           LOSS PER SHARE

At September 30, 2009 and 2008, respectively, options to acquire 2,950,702 and 3,408,991 shares of Common Stock with exercise prices ranging from $0.55 to $12.00 per share and warrants to acquire 9,011,631 and 12,118,044 shares of Common Stock with exercise prices ranging from $0.55 to $3.00 and convertible securities convertible into 1,795,000 and 2,946,429 shares of Common Stock at a weighted average conversion price of $2.00 and $1.95, respectively, were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three and nine months ended September 30, 2009 and 2008 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008

Net loss	$(1,190,616)	$(3,040,094)	$(1,932,002)	$(6,311,004)
Weighted average common shares outstanding used for basic and diluted loss per share	88,723,815	83,934,221	86,001,305	83,513,897

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.08)

5.	CONVERTIBLE NOTES PAYABLE

On June 30, 2008, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount of $5.75 million. The Convertible Notes are collateralized by the Company’s facility in East Windsor, New Jersey. $4.75 million of the principal amount of the Convertible Notes are due on December 31, 2011 (the “Due Date”) and $1 million of the principal amount of the Convertible Notes were due on December 31, 2008. On October 16, 2008, the Company sold certain building equipment and received proceeds of $60,000 which was used to prepay a portion of the $4.75 million payment due on December 31, 2011. On December 31, 2008, the Company paid the $1 million principal payment due in cash. The Convertible Notes are payable in cash or convertible into shares of Common Stock with the remaining principal amount at September 30, 2009 of $3.59 million convertible at $2 per share on or before the Due Date at the holders’ option. The Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock. If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment. Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

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

On September 16, 2009, the Company agreed to convert $350,000 of the outstanding Convertible Notes to Common Stock at a price of $0.15 per share. As such, the Company issued 2,368,722 shares of Common Stock to the note holders in repayment of such $350,000 principal amount plus interest.

As a result of the above mentioned Convertible Note repayments and conversions, the balance of $3,590,000 is due on December 31, 2011 and is recorded as Convertible notes payable on the Consolidated Balance Sheet at September 30, 2009.

On October 1, 2009, the Company paid $62,825 in cash for interest on the Note for the period July 1, 2009 through September 30, 2009.

On October 14, 2009, the Company agreed to convert $350,000 of the outstanding Convertible Notes to Common Stock at a price of $0.16 per share. As such, the Company issued 2,193,455 shares of Common Stock to the note holders in repayment of such $350,000 principal amount plus interest.

On October 15, 2009, the Company agreed to convert $250,000 of the outstanding Convertible Notes to Common Stock at a price of $0.15 per share. As such, the Company issued 1,671,528 shares of Common Stock to the note holders in repayment of such $250,000 principal amount plus interest.

As a result of these prepayments and conversions, at November 9, 2009, the principal amount outstanding of the Convertible Notes was $2,990,000.

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

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months commencing on termination of employment. Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation. The monthly deferred compensation payment through May 15, 2021 is $9,158. As of September 30, 2009, the Company has accrued $951,841 in deferred compensation.

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

The Company follows the provisions of FASB ASC 740-10-25 “Income Taxes-Overall-Recognition.” FASB ASC 740-10-25 sets forth a recognition threshold and measurement attribute for financial statement recognition of positions taken or expected to be taken in income tax returns. FASB ASC 740-10-25 had no material impact on the Company's consolidated financial statements. The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which we are subject.

9.	COMMITMENTS AND CONTINGENCIES

The Company was a party to clinical research agreements with a clinical research organization (“CRO”) in connection with a one-year open-label study for Vitaros® with commitments by the Company that initially totaled approximately $12.8 million. These agreements were amended in October 2005 such that the total commitment was reduced to approximately $4.2 million. These agreements provided that if the Company canceled them prior to 50% completion, the Company will owe the higher of 10% of the outstanding contract amount prior to the amendment or 10% of the outstanding amount of the amended contract at the time of cancellation. On September 30, 2008, the clinical research agreements were cancelled as it was determined that the one-year open-label study would no longer be required by the FDA for regulatory approval of Vitaros®. As such, a cancellation fee of approximately $892,000 was accrued at September 30, 2008. Pursuant to the terms of the clinical research agreement, the cancellation fee was not payable until December 15, 2008. On each of December 31, 2008 and March 31, 2009, the Company paid $300,000 toward the total cancellation fee. The balance of approximately $292,000 was paid on July 7, 2009.

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

The Company has recognized the initial up-front payment as revenue on a straight line basis over the nine month period ended July 31, 2008 which was the remaining review time by the FDA for the Company’s new drug application filed in September 2007 for Vitaros®. Pursuant to the agreement, NexMed was responsible for obtaining regulatory approval of Vitaros®. Accordingly, for the nine months ended September 30, 2008, the Company recognized licensing revenue of $388,890 related to the Warner agreement.

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros® to Warner. Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA. As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros® and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner. In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros®. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros® and the related patents acquired by Warner. The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®. The $2,398,000 is recognized as revenue for the nine months ended September 30, 2009, as the Company has no continuing obligations or rights with respect to Vitaros® in the U.S. market. The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents. Accordingly, $6,800 is being recognized as revenue for the nine months ended September 30, 2009. The balance of $95,200 is recorded as deferred revenue on the Consolidated Balance Sheet at September 30, 2009.

The Company recognized a gain during the nine months ended September 30, 2009 of $43,840 on the sale of the manufacturing equipment to Warner.

On April 15, 2009, the Company entered into a First Amendment (the “Amendment”) to the Asset Purchase Agreement. The Amendment provided that from May 15, 2009 through September 15, 2009, the Company would permit certain representatives of Warner access to and use of the Company’s manufacturing facility for the purpose of manufacturing Vitaros®, and in connection therewith the Company would provide reasonable technical and other assistance to Warner. In consideration, Warner would pay to the Company a fee of $50,000 per month, or $200,000 in the aggregate. The arrangement was subject to extension for successive 30 day periods for additional consideration of $50,000 per month until terminated by either party prior to the expiration of each successive period. On September 15, 2009, Warner decided not to extend the facility usage period. For the nine months ended September 30, 2009, the Company recorded $200,000 in license fee revenue for the fees received from May 15th through September 15th.

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

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries. The study results were insufficient to support marketing approval in Europe. As such, on July 8, 2009, the Company announced the mutual decision reached with Novartis to terminate the licensing agreement. Accordingly, pursuant to the Termination Agreement, Novartis has provided the Company reports associated with the Phase III clinical trials conducted for NM100060 and is assisting and supporting the Company in connection with the assignment, transfer and delivery to the Company of all know-how and data relating to NM100060 in accordance with the terms of the License Agreement.

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

The NexACT® transdermal drug delivery technology is designed to enhance the absorption of an active drug through the skin, overcoming the skin's natural barrier properties and enabling high concentrations of the active drug to rapidly penetrate the desired site of the skin or extremity. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany oral and injectable medications. We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems and are actively seeking co-development partners for topical treatments for male and female sexual dysfunction, nail fungus, psoriasis, and other dermatological conditions that are in various stages of development. We intend to continue our efforts developing topical treatments on our own or through development partnerships based on the application of NexACT® technology to drugs: (1) previously approved by the U.S. Food and Drug Administration (“FDA”), (2) with proven efficacy and safety profiles, (3) with patents expiring or expired and (4) with proven market track records and potential.

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

We have completed our analysis of the two pivotal Phase 3 studies completed by Novartis.  The analysis supports our belief in the product’s potential for treating patients with mild onychomycosis and warrants further studies for regulatory approval.  We are sharing the clinical database and our conclusion with potential partners interested in licensing NM100060 for further development.

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

On February 3, 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents covering Vitaros® to Warner which terminated the previous licensing agreement. Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner’s receipt of an NDA approval from the FDA. In addition, Warner has paid us a total of $350,000 for the manufacturing equipment for Vitaros®. The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S. This is important as we move ahead with international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value. While Warner is not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA, as of the date of this report, Warner is in the process of completing the CAC assessment package for submission to the FDA for review. This process was delayed due to Warner’s decision to include additional data which supported the safety of the product. We expect, based on recent discussions, that the package should be submitted in the near future. However, since the submission is being made by Warner, we are unable to provide a specific timeframe.

Our New Drug Submission (“NDS”) in Canada was accepted for review on February 15, 2008. On May 2, 2008, we announced that our manufacturing facility received a GMP compliance certification from Health Canada, which is essential for the ultimate approval and marketing of Vitaros® in Canada. We received a Notice of Deficiencies (“NOD”) on November 12, 2008 which cited similar regulatory issues as previously cited by the FDA. On February 18, 2009 we responded to the NOD and have continued to respond to requests by Health Canada for further information as they continue their review and approval process. While we remain positive about the prospects for approval in Canada, the risk remains that we may not be successful in obtaining Health Canada approval of our product for marketing.

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

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our previously licensed anti-fungal nail treatment. We have in our pipeline a viable topical treatment for psoriasis, a common dermatological condition.

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

On April 14, 2009, we engaged FTN Equity Capital Markets Corp. (“FTN”) as our financial advisor to assist us in exploring and evaluating strategic alternatives. We are currently exploring and considering various opportunities available to us, including merger or acquisition transactions with the overall goal of enhancing value and maximizing the return on investment for our shareholders. While we have engaged FTN to help us explore all possible transactions for the Company, there can be no assurances that this process will ultimately result in any specific transactions.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2009, we had an accumulated deficit of $141,621,302. Our operations have principally been financed through private placements of equity securities and debt financing. Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At September 30, 2009 we had cash and cash equivalents of approximately $1.5 million as compared to $2.9 million at December 31, 2008.   During the first nine months of 2009, we received $3,000,000 from Warner from the sale of the U.S. rights to Vitaros® and the related facility license fees as discussed above.  The receipt of this cash in 2009 was offset by our cash used in operations in the first nine months of 2009.  We spent approximately $4.4 million consisting of our average fixed monthly overhead costs of approximately $325,000 per month in addition to $592,000 towards a cancellation fee as discussed in Note 9 of the Notes to Unaudited Consolidated Financial Statements.  Additionally we spent approximately $276,475 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $58,000 for Nasdaq annual listing fees, $50,000 of principal on convertible notes repaid as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements, $50,000 in investment banker fees to FTN for advisory services to assist us in exploring and evaluating strategic alternatives, $42,000 in legal fees and $175,000 in consulting fees related to the execution of the Warner Asset Purchase Agreement as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements and $141,300 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

Our current cash reserves of approximately $1.1 million as of the date of this report should provide us with sufficient cash to fund our operations into the first quarter of 2010.  This projection is based on the restructuring plan we implemented in December 2008 whereby we have reduced our current operating expenditures to approximately $225,000 per month.  We anticipate a potential cash infusion from the sale of a portion of our New Jersey State net operating losses, pursuant to the Technology Tax Certificate Transfer Program sponsored by the State.  Based on amounts received in previous years, we expect to receive $600,000 before the end of 2009.  We have also initiated efforts to lease or sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  If we can successfully sell our facility and repay the existing mortgage, we should be able to reduce our monthly operating expenditures to approximately $200,000 per month, which would then provide us with additional cash to fund our operations.  In October 2009, we entered into a non-binding term sheet and are currently in late stage contract negotiations with a potential lessee to lease our facility for a ten year period with an option to buy the facility at any time during the lease.  If we successfully close this transaction, our monthly cash burn will drop significantly.  The tenant will assume all building expenses and the rental income will exceed our mortgage obligations, thereby resulting in a positive cash flow for us. However, there is no assurance that we will be able to successfully negotiate lease terms, sell our facility at an acceptable price or otherwise successfully complete our restructuring plan.

At September 30, 2009, we had $95,200 in deferred revenue as a result of the licensing of our patents to Warner in connection with the Asset Purchase Agreement, as amended, as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

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

Comparison of Results of Operations Between the Three Months Ended September 30, 2009 and 2008.

Revenue.  We recorded $109,590 in revenue during the third quarter of 2009, as compared to $305,943 in revenue during the third quarter of 2008.   The 2008 revenue primarily consists of $250,000 of revenue recognized in the third quarter of 2008 related to the $1.5 million milestone payment received from Novartis on March 4, 2008 as discussed in Note 10 of the Consolidated Financial Statements.  Additionally, revenue in 2008 is the result of the $55,556 in revenue recognized in 2008 attributable to the up-front payment received in November 2007 from Warner as discussed in Note 10 of the Consolidated Financial Statements.  The 2009 revenue consists of facility license fees for the use of our manufacturing facility and related manufacturing know-how related to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

Research and Development Expenses.  Our research and development expenses for the third quarter of 2009 and 2008 were $309,989 and $1,875,474, respectively.  While we plan to spend considerably less on research and development in 2009 as we actively seek co-development partners for our early stage products under development, including our topical treatment for psoriasis, we continued to incur minimal research and development expenses during the third quarter of 2009.  During the quarter we incurred costs to support our NDS in Canada for Vitaros® as well as some costs related to the initial analysis of the clinical data derived from the Phase 3 clinical trial program completed by Novartis for NM100060.  For the remainder of 2009 we expect to continue incurring costs related to the support of our regulatory filing in Canada and continued analysis of the NM100060 clinical data.

General and Administrative Expenses.  Our general and administrative expenses were $714,039 during the third quarter of 2009 as compared to $1,327,260 during the same period in 2008.   The decrease is primarily due to a reduction in staff costs as a result of our restructuring program implemented in December 2008.

Interest Expense, Net.  We had net interest expense of $276,178 during the third quarter of 2009, as compared to $143,303 during the same period in 2008.  The increase is primarily due to higher interest expense recorded in 2009 as a result of the imputed interest recorded on the conversions of the convertible notes payable to Common Stock at a discount to the then market price of the Common Stock as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements.  There were no such conversions of convertible notes payable to Common Stock during the same period in 2009.

 Net Loss.  The net loss was $1,190,616 or $0.01 per share and $3,040,094 or $0.04 per share in the third quarter of 2009 and 2008, respectively.  The decrease in net loss is primarily attributable to a reduction in overall expenses as part of our restructuring program implemented in December 2008 which has been partially offset by a decrease in revenue during the third quarter of 2009 as discussed above.

Comparison of Results of Operations Between the Nine Months Ended September 30, 2009 and 2008.

Revenue.  We recorded $2,678,873 in revenue during the first nine months of 2009, as compared to $2,457,342 in revenue during the same period in 2008.  The slight increase is attributable to the sale to Warner of the U.S. rights to Vitaros® as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.  The $2,457,342 of revenue in the first nine months of 2008 consisted of revenue recognized related to the $1.5 million milestone payment received from Novartis on March 4, 2008 and amortization of the up-front payment received from Warner in 2007 over its expected term as discussed in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

Research and Development Expenses.  Our research and development expenses for the first nine months of 2009 and 2008 were $1,628,808 and $4,140,967, respectively.  Research and development expenses in the first nine months of 2009 decreased significantly due to reduced spending in 2009 on our development programs as part of our restructuring program.  During the first nine months of 2009 we reduced our research and development staff and infrastructure while maintaining our ability to continue the development of our early stage projects by entering into a partnership with Pii as discussed earlier.  We plan to spend considerably less on research and development in 2009 as we actively seek co-development partners for our early stage products under development, including our topical treatment for psoriasis.

General and Administrative Expenses.  Our general and administrative expenses were $2,499,835 during the first nine months of 2009 as compared to $3,824,037 during the same period in 2008.  The decrease is primarily due to a reduction in staff costs as a result of our restructuring program implemented in December 2008 along with a reduction in legal fees related to our patents as we expended over $100,000 during 2008 for one-time national filings of patent applications related to Vitaros®.

Interest Expense, Net.  We had net interest expense of $482,232 during the first nine months of 2009, as compared to $803,342 during the same period in 2008.  The decrease is primarily due to higher interest expense recorded in 2008 as a result of the amortization of the debt discount related to the existing debt during 2008 as discussed in Note 5 of the Notes to Unaudited Consolidated Financial Statements.  There was no such amortization of debt discount during the same period in 2009.

 Net Loss.  The net loss was $1,932,002 or $0.02 per share in the first nine months of 2009 as compared to $6,311,004 or $0.08 per share in the same period in 2008.  The significant decrease in net loss is primarily attributable to our reduction in overall expenses as part of our restructuring program implemented in December 2008.

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

Our principal product under development, NM100060, has not met Novartis’ expectation for filing a New Drug Application in the U.S. or a Marketing Authorization Application in Europe and Novartis has terminated its global licensing agreement with us. If we are to derive revenue from NM100060 in the future, we will need to find a new development partners to further develop, obtain regulatory approval and market NM 100060.  While we are actively seeking such a partner, there is no assurance that, in light of the determinations made by Novartis, we will be able to find a partner.

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

NEXMED, INC.

Date: November 9, 2009	/s/ Mark Westgate
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