Form 10-K
period 2009-12-31
NEXMED INC
filed 2010-03-31
CIK 1017491

.UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6330 Nancy Ridge Drive, Suite 103, San Diego, CA 92121
(Address of Principal Executive Offices)   (Zip Code)

(858) 222-8041
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):  Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer  ☐(do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 26, 2010, 126,902,281 shares of the common stock, par value $.001, of the registrant were outstanding.  The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2009, was approximately $41.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

NEXMED, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2009

ITEMS IN FORM 10-K

PART I.

ITEM 1.	BUSINESS.

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of NexMed, Inc. (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth under the heading “Factors That Could Affect Our Future Results” in Item 1A of this Report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Corporate History

We are a Nevada corporation and have been in existence since 1987.  We have operated in the pharmaceutical industry since 1995, focusing on research and development in the area of drug delivery.  Our proprietary drug delivery technology is called NexACT® ..

In 2005 and 2007 we entered into licensing agreements with Novartis International Pharmaceutical Ltd. (“Novartis”) and Warner Chilcott Company, Inc. (“Warner”), respectively, pursuant to which we granted to Novartis and Warner rights to develop and commercialize products we developed using the NexACT® technology.  Please see the NexACT® Drug Delivery Technology section below for a detailed discussion about NM100060, our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection), which we licensed to Novartis in 2005 and Vitaros®,,  a topical alprostadil-based cream treatment intended for patients with erectile dysfunction, which we licensed to Warner in 2007.  Also see Note 4 of the Notes to the Consolidated Financial Statements for a description of  the licensing agreements and their current status.

 On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), the largest specialty biotechnology contract research organization (CRO) based in San Diego, California and one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has over 300 clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-investigational new drug (“IND”) enabling packages.

Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.  To date, approximately 80% of Bio-Quant’s revenue has been generated from pre-clinical contract services.  The CRO industry in general continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major customers, and we believe this dependence will continue.  The current uncertain economic conditions have caused customers to re-evaluate priorities resulting in increases in contracts for the more promising projects, while scaling back and/or canceling other projects.

As a result of our acquisition of Bio-Quant, we now have two operating segments: designing and developing pharmaceutical products (“The NexACT®  drug delivery technology business”) and providing pre-clinical CRO services (“The Bio-Quant CRO business”).  The sales of diagnostic kits by Bio-Quant does not constitute a reporting segment as the assets and revenues are not material in relation to our operations as a whole.

Growth Strategy

We are currently focusing our efforts on new and patented pharmaceutical products based on our patented drug delivery technology known as NexACT® and on growing the newly acquired CRO business through both organic growth within Bio-Quant’s current business operations and through the acquisition of small cash flow positive entities who have complimentary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  We believe this strategy will allow Bio-Quant to expand its operations by broadening its service capabilities and going into new markets.

We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the U.S. Food and Drug Administration (“FDA”), (2) with proven efficacy and safety profiles, (3) with patents expiring in the near term or expired and (4) with proven market track records and potential.  Further, with the pre-clinical and formulation expertise derived from the acquisition of Bio-Quant, we have begun to develop new formulations based on the application of NexACT® technology to drug compounds in the areas of oncology, inflammation, immunology, and metabolic diseases.  We will also intend to actively promote the NexACT technology to Bio-Quant clients as well as other companies seeking innovative alternatives and solutions to their development problems.

Our broader goal is to generate revenues from the growth of our CRO business while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide.  At the same time we are actively pursuing partnering opportunities for our clinical stage NexACT® based treatments in the areas of dermatology and sexual dysfunction as discussed below. The successful licensing or sale of one or more of these products would generate additional revenues for funding our growth strategy.

NexACT Drug Delivery Technology

The NexACT® drug delivery technology is designed to enhance the delivery of an active drug to the patient. Successful application of the NexACT® technology would improve therapeutic outcomes and reduce systemic side effects that often accompany existing oral and injectable medications. We have applied the NexACT® technology to a variety of compatible drug compounds and delivery systems, and, on our own or through development partnerships, are in various stages of developing new topical treatments for male and female sexual dysfunction, nail fungus, psoriasis, and other dermatological conditions.

 Through the acquisition of Bio-Quant we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology, and metabolic diseases.  As a result, we are conducting additional studies to extend the validation of the NexACT technology into the oral or subcutaneous delivery of classes of drugs for these indications.

On January 12, 2010, we announced results from a pre-clinical study which supported the ability of the NexACT technology to deliver an oral formulation of Taxol® (paclitaxel) and to enhance the drug’s bioavailability by approximately ten-fold through this oral administration. Taxol, a first line chemotherapy drug used to treat breast, lung and ovarian cancers, is currently administered through an intravenous infusion that can take up to 24 hours to complete.

On March 17, 2010, we announced results from a pre-clinical study which successfully demonstrated the ability of the NexACT technology to deliver insulin and other large molecule drugs such as Taxol subcutaneously, in a depot-like fashion (or slow release) over a 24 hour period from a single injection. Specifically, rodents that received insulin injections incorporating the NexACT technology showed bio-equivalency to Lantus® in controlling glucose levels in the blood.  Further studies in rodents showed that NexACT was able to deliver Taxol® subcutaneously in levels similar to those previously observed in NexACT-based oral Taxol formulation without any apparent toxicity.  Lantus® ,a product of Sanofi Aventis, is a commonly prescribed insulin injection for treating diabetes.

In March 2010, we acquired PrevOnco™, a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors.  The current data we already have with human hepatocellular carcinoma (HCC) in vivo in mice are very promising.  PrevOnco™ has already received Orphan Drug Designation by the US FDA for HCC.   We are in the process of designing the initial Phase 2 clinical trial with HCC.   On March 25, 2010, we filed the IND for PrevOnco™ Phase 2 trials for HCC.  We intend to run the Phase 2 proof of concept of PrevOnco™ in HCC. Following positive data from the clinical trials we intend to formulate PrevOnco™ with NexAct for sub-cutaneous delivery.

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

In July 2008, Novartis completed the Phase 3 clinical trials for NM100060.  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for NM100060 consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of NM100060 in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at that time.

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

We have completed our analysis of the two pivotal Phase 3 studies completed by Novartis.  Based on this analysis, we believe the product’s potential for treating patients with mild onychomycosis and warrants further studies for regulatory approval.  We are sharing the clinical database and our conclusion with potential partners interested in licensing NM100060 for further development or for Over The Counter (OTC) direct approval due to its safety profile.

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

On February 3, 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents covering Vitaros® to Warner which terminated the previous licensing agreement.   Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner’s receipt of an NDA approval from the FDA.  In addition, Warner has paid us a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner gives us the right to reference their work on Vitaros® in our future filings outside the U.S., which may benefit us in international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  While Warner is not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA, as of the date of this report, Warner submitted the CAC assessment package to the FDA during the 4th quarter of 2009.  Based on previous discussion with the FDA, we had expected them to make their decision during the first quarter of 2010.  However, as of the date of this report, we have nothing new to report.

In Canada, we filed the New Drug Submission (“NDS”) for Vitaros in February 2008 and received a Notice of Non-Compliance (“Notice”) on January 19, 2010.  The Notice was an end-of-review communication from Health Canada when additional information was needed to reach final decision on product approval.  The deficiencies cited in the Notice were related specifically to the product’s CMC (Chemistry, Manufacturing and Controls), and no pre-clinical or clinical deficiencies cited in the Notice.  In February 2010, we met with Health Canada to discuss their concerns and were able to reach agreement with them on the necessary action steps which would be completed and included in our response to the Notice due on or before April 14, 2010.  Assuming that we successfully submit our response before the 90 day deadline, our NDS would then undergo a 45 day screening process by Heath Canada’s Regulatory Project Management group to determine the adequacy of our response and if deemed adequate, our response to the Notice would then go through a 150 day review cycle by the NDS reviewers.

For Europe, we are currently pursuing a decentralized filing strategy and our first Marketing Authorization Application (“MAA”) is planned for the United Kingdom.  The Medicines and Healthcare Products Regulatory Agency (the “MHRA”) has confirmed that due to the backlog of MAA filings, they would not be able to receive and start reviewing our MAA until October 2010.   Our intention is to pursue filing of the MAA with a local European partner.  With that goal in mind, we are actively pursuing licensing partners and have engaged a business development consultant to assist us in that endeavour.  There is no assurance that we will be able to find a partner, file our MAA on a timely basis or obtain regulatory approval.

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

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our previously licensed anti-fungal nail treatment.  We have in our pipeline a viable topical treatment for psoriasis, a common dermatological condition. Since the acquisition on December 14, 2009, our Bio-Quant team has been reviewing and studying the pre-clinical stage topical products in our pipeline to determine if additional value can be created through further testing in-house. These products include the above-mentioned treatment for psoriasis, cancer inflammation and also treatments for pain and wound healing.
.
Bio-Quant CRO Business

Bio-Quant has over 300 clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-IND enabling packages. Bio-Quant performs studies for its clients in the early stages of drug development and discovery.  To provide the needed flexibility, this discovery work is best performed by Bio-Quant’s highly experienced and trained scientists who know how to recognize and address the unusual and unexpected outcomes that are the norm during discovery. Because the path to success at the discovery stage is through the process of failing fast and failing often, the optimal discovery research methodology focuses on the fastest and most cost-effective methods for getting correct scientific answers to direct further research.

To date, approximately 80% of Bio-Quant’s revenue has been generated from pre-clinical contract services.  The CRO industry in general continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major customers, and we believe this dependence will continue.  The current uncertain economic conditions have caused customers to re-evaluate priorities resulting in increases in contracts for the more promising projects, scaling back and/or canceling other GLP projects towards clinical trials.  The biopharmaceutical industry is reducing costs and, often, their workforce.  Bio-Quant may benefit from increased outsourcing on the part of its customers, or it may be harmed by a reduction in spending if the biopharmaceutical industry scales back on pre-clinical projects.  Bio-Quant views the current conditions as an opportunity to attract well qualified candidates to strengthen and improve its operations.  Another trend in the industry is the decline in prescription drug sales caused by cost conscious patients opting for less expensive generic drugs or none at all.  This presents both an opportunity and a challenge to Bio-Quant, as its customers will need to find less costly, or more efficient research options often through the establishment of strategic alliances or partnerships.  Bio-Quant believes it is well positioned for this development.

With access to our NexACT technology, we intend to differentiate the Bio-Quant business from its competitors because it now can offer a proprietary drug delivery technology as a service to current and potential clients who need innovative alternatives and solutions to their development problems.

Bio-Quant has two labs and housing facilities along with an experienced scientific staff of 19 employees.

There are many different types of clients that need these types of studies performed during these early stages of drug discovery and development.  Bio-Quant’s clients range from larger global pharmaceutical companies to midsize and small biotechnology companies.

Patents

We hold ten U.S. patents out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT® -based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.

The following table identifies the ten U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development as of March 31, 2010, and the year of expiration for each patent:

Patent Name	Expiration Date

Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2017
Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)-propionate *	2019
Topical Compositions Containing Prostaglandin E1	2019
CIP: Topical Compositions Containing Prostaglandin E1	2019
Topical Stabilized Prostaglandin E Compound Dosage Forms	2023
Antifungal Nail Coat Method of Use	2026
Stabilized Prostaglandin E Composition	2026

* Composition of matter patent on our NexACT® technology

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

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and may even prevail in any such lawsuit.  Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.  Additionally, in February 2009, we sold two patents to Warner and are obligated to indemnify Warner against challenges those patents which could result in additional costs to us.

Segment and Geographic Area Information

You can find information about our business segments of business in Note 17 of the Notes to Consolidated Financial Statements in Item 8.

Employees

As of March 23, 2010, we had 34 full time employees, 5 of whom are executive management and 20 of whom are engaged in research and development activities.   We also rely on a number of consultants.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company are set forth below.

Name	Age*	Title

Dr. Bassam Damaj	41	Director, President and Chief Executive Officer

Vivian H. Liu	48	Director, Chairman and Executive Vice President

Mark Westgate	40	Vice President, Chief Financial Officer and Treasurer

Dr. Henry Esber	71	Director, Executive Vice President

Edward Cox	29	Vice President, Investor Relations and Corporate Development and Secretary
*As of March 1, 2010

Effective December 14, 2009, as contemplated under the terms of the merger agreement entered into in connection with our acquisition of Bio-Quant, Dr. Damaj was appointed to serve as the Company’s new President and Chief Executive Officer and Vivian H. Liu, the Company’s existing Chief Executive Officer, was appointed to serve as the Company’s Executive Vice President and Chairman of the Board of Directors..

Bassam B. Damaj has been a director since December 2009, when he was appointed to the Board pursuant to the terms of the merger agreement that we entered into in connection with our acquisition of Bio-Quant, Inc.  He is a co-founder of Bio-Quant, Inc. and has served as the Chief Executive Officer and Chief Scientific Officer and a director of Bio-Quant since its inception in June 2000.  He has also served as the Group Leader for the Office of New Target Intelligence and a Group Leader for immunological and inflammatory disease programs at Tanabe Research Laboratories, U.S.A., Inc., as a senior scientist and member of the senior staff board of the drug discovery department at Pharmacopeia Inc., and as a visiting scientist at Genentech Inc., Pfizer Inc. and the National Institutes of Health (NIH).  Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology from McGill University.

Vivian H. Liu is, and has been, our Executive Vice President and Chairman of the Board from December 2009.  She has served as a director from June 2007, and was our President and Chief Executive Officer from June 2007 to December 2009, and our Secretary from 1995 to December 2009.  Ms. Liu also served as our Vice President of Corporate Affairs from September 1995 until December 2005, Acting Chief Executive Officer from December 2005 until January 2006, Executive Vice President and Chief Operating Officer from January 2006 to June 2007, Chief Financial Officer from January 2004 until December 2005, Acting Chief Financial Officer from 1999 to January 2004 and Treasurer from September 1995 through December 2005.  In 1994, while we were in a transition period, Ms. Liu served as Chief Executive Officer.  From 1985 to 1994, Ms. Liu was a business and investment adviser to the government of Quebec and numerous Canadian companies with respect to product distribution, technology transfer and investment issues.  Ms. Liu received her MPA in International Finance from the University of Southern California and her B.A. from the University of California, Berkeley.

Mark Westgate has been our Vice President, Chief Financial Officer and Treasurer since December 2005.  From March 2002 to December 2005, Mr. Westgate served as our Controller.  He has over seventeen years of public accounting and financial management experience.  From August 1998 to March 2002, Mr. Westgate served as Controller and Director of Finance for Lavipharm Laboratories Inc., a company specializing in drug delivery and particle design.  Prior to joining Lavipharm, he was a supervisor at Richard A. Eisner & Company, LLP where he performed audits and provided tax advice for clients in various industries including biotech.  Mr. Westgate is a Certified Public Accountant and a member of the New York State Society of Certified Public Accountants.  He holds a B.B.A. in public accounting from Pace University.

Henry J. Esber has been a director since December 2009, when he was appointed to the Board pursuant to the terms of the merger agreement that we entered into in connection with our acquisition of Bio-Quant, Inc.  He has served as the Senior Vice President and Chief Business Development Officer and a director of Bio-Quant, Inc. since January 2006.  From September 2000 to December 2005, Dr. Esber served as the executive director of business development at Charles River Laboratories, Inc., a global provider of research models and preclinical, clinical, and support services.  Prior to that, Dr. Esber was an executive director at Primedica Corporation and Genzyme Transgenics Corporation, vice president at Bio-Development Laboratories, vice president at TSI Corporation, director at EG&G Mason Research Labs and the director of the Department of Immunology and Clinical Services at Mason Research Laboratories.  Dr. Esber has also served as an affiliate professor at Anna Maria College Graduate School and the University of Connecticut.  Dr. Esber holds a B.S. degree in Pre-Medicine from Norfolk College of William and Mary (now Old Dominion), a Master of Science degree in Public Health in Parasitology and Public Health from the University of North Carolina, Chapel Hill and a Ph.D. degree in Immunology/Microbiology from West Virginia University Medical Center, Morgantown.

Edward Cox has been our Vice President, Investor Relations and Corporate Development since December 2009.  Mr. Cox has been the President and a director of Bio-Quant, Inc. since January 2007.  Prior to that, from June 2006 to November 2006, Mr. Cox served as a director of TomCo Energy PLC, a private oil mining company, which has since become listed on the London AIM market.  He has also acted as a Business Strategist and Consultant for several other companies, including Tequesta Marine Biosciences.  Mr. Cox holds a Masters of Science degree in Business from the University of Florida.

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

We expect our current cash reserves to provide us with sufficient cash to fund our operations into the second half of 2011.  While our newly acquired subsidiary, Bio-Quant,  is projected to be cash flow positive in 2010, we do not believe that Bio-Quant will generate sufficient cash to fund the development of our current products under development and the annual costs to remain a public company, including legal, audit and listing fees.  We intend to seek development partners to advance our products under development because we will also need significant funding to pursue our overall product development plans. In general, products we plan to develop will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant investment prior to their commercialization. Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.  During 2010 we intend to focus on generating more positive cash flow by expanding the CRO business through organic growth within Bio-Quant’s current business operations and through acquiring small cash flow positive entities who have complimentary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  There is no assurance that we can expand Bio-Quant’s current business operations or successfully identify and acquire small cash flow positive entities as described above.  Should we not be able to find development partners or successfully increase Bio-Quant’s positive cash flow, we would require external financing to fund our operations.

Additionally, we have substantial notes payable issued in connection with the acquisition of Bio-Quant due within 12 months as discussed in Notes 3 and 9 of the Notes to the Consolidated Financial Statements, which if not converted to common stock, would significantly impact liquidity when due in December 2010.

Our current cash reserves of approximately $3.25 million as of the date of this report, should provide us with sufficient cash to fund our operations into the second half of 2011 assuming we convert upon shareholder approval or extend the maturity date of significant amounts due in 2010 and 2011 under notes payable.  This projection is based on the monthly operating expenses of maintaining our public listing together with Bio-Quant’s business growing at an assumed rate of 11% over 2009 levels with no additional acquisitions in 2010.

We will continue to incur operating losses.

We may encounter delays, uncertainties and complications typically encountered by businesses with future revenues tied to products under development. We have not marketed or generated sales revenues in the U.S. from our products under development. We are not profitable and have incurred an accumulated deficit of $171,731,862 since our inception through December 31, 2009. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing or commercialization of our products currently under development and the ability to grow Bio-Quant’s pre-clinical service business to a level sufficient to generate sufficient operating income to cover the costs of our operations, including maintaining our public listing.  Our ability to become profitable will depend, among other things, on our (1) development of our proposed products, (2) obtaining of regulatory approvals of our proposed products on a timely basis, (3) success in licensing, manufacturing, distributing and marketing our proposed products and (4) increasing the profitability of Bio-Quant through acquisitions and organic growth of its current operations.

Our independent registered public accounting firm has doubt as to our ability to continue as a going concern.

As a result of our losses to date, expected losses in the future, limited capital resources and accumulated deficit, our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern, and accordingly, our independent registered public accounting firm has modified their report on our December 31, 2009 consolidated financial statements included in this annual report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our continuation is dependent upon our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations. We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products, and we may never operate profitably in the future.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully operate our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on its ability to develop and maintain important relationships with healthcare providers, clinicians and scientists.  We are highly dependent upon our senior management and scientific staff, particularly Bassam Damaj, Ph.D., our Chief Executive Officer.  Although we have employment agreements with most of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from obtaining new clients and successfully operating our business.  Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located.  We may need to hire additional personnel as we expand our commercial activities.  We may not be able to attract and retain qualified personnel on acceptable terms.

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, also depends on our ability to subcontract and retain scientific staff with the skills necessary to keep pace with continuing changes in drug development technologies.

We will need partnering agreements and significant funding to continue with our research and development efforts, and they may not be available.

We expect our current cash reserves to provide us with sufficient cash to fund our operations into the second half of 2011.  We will need additional sources of cash to fund the development and eventual marketing and sales of our products under development.  We intend to seek development partners to advance our products under development because we will also need significant funding to pursue our overall product development plans. In general, products we plan to develop will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant investment prior to their commercialization.

Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $1,883,458, $5,410,513 and $5,022,671, respectively.  Through December 31, 2009, we have spent $98,786,673 on research and development.  Given our current level of cash reserves and current revenue level of our subsidiary, Bio-Quant, we will not be able to fully advance our products under development unless we enter into additional partnering agreements and /or significantly grow Bio-Quant’s CRO business. If we are successful in entering into additional partnering agreements for our products under development, we may receive milestone payments, which will offset some of our research and development expenses.

We currently have no sales force or marketing organization and will need, but may not be able, to attract marketing partners or afford qualified or experienced marketing and sales personnel for our products under development.

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

Through pre-clinical studies and clinical trials, our products must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for prediction of results in later-stage testing.  Future clinical trials may not demonstrate the safety and effectiveness of our products or may not result in regulatory approval to market our products.  Commercial sales in the United States of our products cannot begin until final FDA approval is received.  The failure of the FDA to approve our products for commercial sales will have a material adverse effect on our prospects.

Patents and intellectual property rights are important to us but could be challenged.

Proprietary protection for our pharmaceutical products and products under development is of material importance to our business in the U.S. and most other countries. We have sought and will continue to seek proprietary protection for our products to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others.  In addition, we have agreed to indemnify our partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forego revenue if it is necessary for our partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us.

We currently hold ten U.S. patents out of a series of patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.  We previously held two patents covering the first generation of the NexACT® technology enhancer, which expired in 2008 and 2009.  While we believe there are significant disadvantages to using the permeation enhancers covered by these expired patents, third parties may nevertheless develop competitive products using the enhancer technology now that it is no longer patent protected..

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
Additionally, in February 2009, we sold two patents to Warner and are obligated to indemnify Warner against challenges to those patents, which could result in additional costs to us.

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

We face severe competition.

We are engaged in a highly competitive industry. We and our licensees can expect competition from numerous companies, including large international enterprises, and others entering the market for products similar to ours. Most of these companies have greater research and development, manufacturing, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors' financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. Products developed by our competitors may be more effective than our products.

The Bio-Quant CRO business primarily competes against in-house departments of pharmaceutical, biotechnology and medical device companies, academic institutions and other contract research organizations. Competitors in Bio-Quant’s industry range from small, limited-service providers to full service, global contract research organizations.  Many of Bio-Quant’s competitors have an established global presence, including Quintiles Transnational Corp., Covance, Inc., Parexel International Corporation, Pharmaceutical Product Development, Inc., Icon Clinical Research, and Kendle International, Inc.  In addition, many of Bio-Quant’s competitors have substantially greater financial and other resources than Bio-Quant does and offer a broader range of services in more geographical areas than Bio-Quant does.  Significant factors in determining whether Bio-Quant will be able to compete successfully include: its consultative capabilities; its reputation for on-time quality performance; its expertise and experience in specific drug discovery, research and development areas; the scope of its service offerings; its strength in various geographic markets; the price of its services; and its size.

If Bio-Quant’s services are not competitive based on these or other factors and Bio-Quant is unable to develop an adequate level of new business, its business, backlog position, financial condition and results of operations will be materially and adversely affected.  In addition, Bio-Quant may compete for fewer clients arising out of consolidation within the pharmaceutical industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations that have far greater resources and capabilities.

Bio-Quant’s services may from time to time experience periods of increased price competition that could have a material adverse effect on its profitability and revenues.  Additionally, the CRO industry is not highly capital-intensive, and the financial costs of entry into the industry are relatively low.  Therefore, as a general matter, the industry has few barriers to entry.  Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against Bio-Quant for clients.

We may be subject to potential product liability and other claims, creating risks and expense.

 We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products.  Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We currently have liability insurance to cover claims related to our products that may arise from clinical trials, with coverage of $1 million for any one claim and coverage of $3 million in total, but we do not maintain product liability insurance for marketed products as our products have yet to be approved for commercialization.  We may need to acquire such insurance coverage prior to the commercial introduction of our products. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

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

To the extent that we do not generate sufficient cash from operations, we may need to incur indebtedness, if available, to finance plans for growth or to continue our current operations. However, recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

Changes in trends in the pharmaceutical and biotechnology industries, including difficult market conditions, could adversely affect our operating results.

Industry trends and economic and political factors that affect pharmaceutical, biotechnology and medical device companies also affect our business.  For example, the practice of many companies in these industries has been to hire companies like us to conduct discovery, research and development activities.  If these companies suspend these activities or otherwise reduce their expenditures on outsourced discovery, research and development in light of current difficult conditions in credit markets and the economy in general, or for any other reason, our operations, financial condition and growth rate could be materially and adversely affected.  In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry have also slowed decision-making by pharmaceutical companies and delayed drug development projects.  Continuation or increases in these trends could have an adverse effect on our business.  In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies.  If future cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

The biotechnology, pharmaceutical and medical device industries generally and drug discovery and development more specifically are subject to increasingly rapid technological changes.  Our competitors, clients and others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete.  If competitors introduce superior technologies, services or products and we cannot make enhancements to our technologies, services or products to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected.

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

Any failure on our part to comply with applicable regulations could result in the termination of on-going research, discovery and development activities or the disqualification of data for submission to regulatory authorities.   As a result of any such failure, we could be contractually required to perform repeat services at no further cost to our clients, but at a substantial cost to us.  The issuance of a notice from regulatory authorities based upon a finding of a material violation by us of applicable requirements could result in contractual liability to our clients and/or the termination of ongoing studies which could materially and adversely affect our results of operations.  Furthermore, our reputation and prospects for future work could be materially and adversely diminished.

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

Currently, our Common Stock trades on the Nasdaq Capital Market.  On January 26, 2010, we received an expected notice of non-compliance (the “Notice”) from The NASDAQ Stock Market LLC based upon the bid price of the Company’s common stock closing at less than $1.00 per share in violation of NASDAQ Listing Rule 5550(a)(2), which could serve as an additional basis for the delisting of the Company’s securities from The NASDAQ Capital Market.

We responded to the Notice on January 27, 2010, requesting additional time to regain compliance with the bid price listing requirement.  Our January 27, 2010 response also sought an exemption, through May 24, 2010, from compliance with another existing deficiency (failure to comply with the annual shareholder meeting and proxy solicitation requirements) to allow the Company to execute its plans to regain compliance.

At an appeals hearing held in November 2009 at our request, following a series of communications between us and NASDAQ regarding various deficiencies, including those described above and our failure to satisfy the minimum $2.5 million in stockholders’ equity requirement for continued listing as of August 2009, we presented to NASDAQ our plan to regain compliance with the applicable listing requirements.  On February 1, 2010, we received the Hearing Panel’s determination (the “Determination Letter”).   The Determination Letter confirmed that NASDAQ would continue the listing of the Company’s securities on The NASDAQ Stock Market provided that the Company shall have (1) solicited proxies and held its annual meeting on or before May 24, 2010 and (2) evidenced compliance with the minimum bid price requirement and all other requirements for The NASDAQ Stock Market on or before July 15, 2010.  If the Company is not able to demonstrate compliance with all requirements for continued listing on or before July 15, 2010, its securities may be delisted.  During this exemption period, the Company must provide prompt notice to NASDAQ of any significant events that occur, including, but not limited to, any event that may call into question the Company’s historical financial information or that may impact the Company’s ability to maintain compliance with any NASDAQ listing requirement or exemption deadline.

If we fail to achieve the minimum bid price requirement of the Nasdaq Capital Market by July 15, 2010 or fail to maintain compliance with any other listing requirements during this period (including a failure to comply with the annual shareholder meeting and proxy solicitation requirements on or before May 24, 2010), we may be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit the market liquidity of the Common Stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on Nasdaq or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under investor rights agreements to which we are a party until a listing is obtained.

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

We are authorized to issue 280,000,000 shares of our capital stock, consisting of 270,000,000 shares of our Common Stock and 10,000,000 shares of our preferred stock of which 1,000,000 are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock and 600 are designated as Series C 6% Cumulative Convertible Preferred Stock. As of March 26, 2010, 126,902,281 shares of our Common Stock were issued and outstanding and 6,364,102 shares of our Common Stock were issuable upon the exercise or conversion of outstanding options and warrants.  As of March 26, 2010, there were no shares of Series A, Series B or Series C Preferred Stock outstanding.  In light of our possible future need for additional financing, we may issue authorized and unissued shares of Common Stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our Common Stock.

Additionally, we have substantial notes payable issued in connection with the acquisition of Bio-Quant due within 12 months as discussed in Notes 3 and 9 of the Notes to the Consolidated Financial Statements.  These notes can, with approval of our shareholders, be repaid with the issuance of Common Stock.  As of the date of this report, we would need to issue approximately 60 million shares, at a predetermined price of $0.168 per share to repay such notes payable in full.

In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain outstanding warrants and convertible instruments provide (with certain exceptions) for an adjustment of the exercise or conversion price if we issue shares of Common Stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our Common Stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise price will be reduced and the dilution to shareholders increased.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently have our corporate office, laboratories and housing facilities at 2 locations that we currently lease in San Diego, CA.  In addition we own a 31,500 square foot manufacturing facility in East Windsor, NJ.  As discussed in Note 5 of the Notes to the Consolidated Financial Statements, we signed an agreement to lease the manufacturing facility for 10 years commencing February 1, 2010.  The lease agreement also contains an option allowing the lessee to purchase the facility during the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market System (“NASDAQ”) under the symbol “NEXM.”

On March 26, 2010, the last reported sales price for our Common Stock on NASDAQ was $0.43 per share, and we had approximately 12,300 holders of record of our Common Stock.

The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter from January 1, 2008 to December 31, 2009.

	Price of Common Stock ($)
	High	Low
2009
First Quarter	0.28	0.08
Second Quarter	0.54	0.12
Third Quarter	0.46	0.15
Fourth Quarter	0.51	0.12

2008
First Quarter	1.70	1.19
Second Quarter	1.37	1.04
Third Quarter	1.53	0.12
Fourth Quarter	0.16	0.05

Dividends

We have never paid cash dividends on our Common Stock and do not have any plans to pay cash dividends in the foreseeable future.  Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

Unregistered sales of equity securities and use of proceeds

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

In July 2008, Novartis completed testing for the Phase 3 clinical trials for NM100060 as discussed in Note 4 of the Notes to the Consolidated Financial Statements.  On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA.

The decision by Novartis to not file the NDA had a negative impact on our liquidity and financial condition.  As a result, in December 2008, we began to implement a restructuring program with the goal of reducing costs and outsourcing basic research and development.  This restructuring program continued into 2009 as we announced the mutual decision reached with Novartis to terminate the licensing agreement.

During 2009, under this restructuring program,  we remained open to opportunities to co-develop products utilizing our NexACT technology and we actively pursued strategic opportunities that would leverage our NexACT platform and generate partnership revenues to fund our development efforts.  Additionally, during 2009, we were actively trying to sell or lease our facility in East Windsor, NJ which would further reduce our monthly operating expenses.

In December, 2009, we entered into an agreement to lease our facility in East Windsor, NJ for a period of 10 years at $34,450 per month with annual 2.5% escalations. Further, the tenant has an option to purchase the building for an initial purchase price of $4.4 million as discussed in Note 5 of the Notes to the Consolidated Financial Statements.

On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), the largest specialty biotech contract research organization (CRO) based in San Diego, California and one of the industry's most experienced CROs for non-GLP in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has over 300 clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-IND enabling packages.  A detailed description of the terms of the acquisition are described in Note 3 of the Notes to the Consolidated Financial Statements.

We are now focusing our efforts on new and patented pharmaceutical products based on NexACT® and on growing the newly acquired CRO business through both organic growth within Bio-Quant’s current business operations and through the acquisition of small cash flow positive entities who have complimentary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  We believe this strategy will allow Bio-Quant to expand its operations by broadening its service capabilities and going into new markets.

Our broader goal is to generate revenues from the growth of Bio-Quant’s CRO business while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide.  At the same time, we are actively pursuing partnering opportunities for our clinical stage NexACT® based treatments in the areas of dermatology and sexual dysfunction. The successful licensing or sale of one or more of these products wouldl generate additional revenues for funding our long-term growth strategy.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through December 31, 2009, we had an accumulated deficit of $171,731,862.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

In January 2010, we raised gross proceeds of $2.3 million in an offering of unsecured promissory notes (the “Notes”).  The Notes accrued interest at a rate of 10% per annum and were due and payable in full six months from the date of issuance. The principal and accrued interest due under the Notes was payable, at our election in either cash or shares of Common Stock (the “Shares”).  The weighted average conversion price of the Shares issuable under the Notes was $0.37 per Share, with the conversion prices ranging from $0.36 to $0.40 per Share.

On March 17, 2010, we repaid all outstanding principal and accrued interest under the Notes through the issuance of an aggregate of approximately 6.2 million shares.

In March 2010, we raised gross proceeds of $1.4 million in connection with the re-financing of our convertible mortgage notes as discussed in Note 18 of the Notes to the Consolidated Financial Statements.

While our newly acquired subsidiary, Bio-Quant, is projected to be cash flow positive in 2010, we do not believe that Bio-Quant will generate sufficient cash to fund the development of our current products under development and/or the annual costs to remain a public company, including legal, audit and listing fees.  We intend to seek development partners to advance our products under development because we will also need significant funding to pursue our overall product development plans. In general, products we plan to develop will require significant time-consuming and costly research and development, clinical testing, regulatory approval and significant investment prior to their commercialization. Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as our research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.  During 2010 we intend to focus on generating more positive cash flow by growing the CRO business through organic growth within Bio-Quant’s current business operations and through acquiring small cash flow positive entities who have complimentary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  We feel that this strategy will allow Bio-Quant to expand its operations by broadening its service capabilities and going into new markets. There is no assurance that we can grow Bio-Quant’s current business operations or successfully identify and acquire small cash flow positive entities as described above.  Should we not be able to find development partners or successfully increase Bio-Quant’s positive cash flow, we would require external financing to fund our operations.

Our current cash reserves of approximately $3.25 million as of the date of this report, which includes the $2.3 million received from the issuance of the Notes and the $1.4 million raised received from the convertible mortgage note re-financing as discussed above, should provide us with sufficient cash to fund our operations into the second half of 2011 assuming we convert or extend the maturity of significant amounts due in 2010 and 2011 under notes payable.  This projection is based on the monthly operating expenses of maintaining our public listing together with the Bio-Quant’s business growing at an assumed rate of 11% over 2009 levels with no additional acquisitions in 2010.
.
As a result of our losses to date, expected losses in the future, limited capital resources and the maturity of more than $13 million of debt in 2010 and 2011 our independent registered public accounting firm has concluded that there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, and have modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations.  Our continuation is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately to attain profitable operations.   We anticipate that we will continue to incur significant losses at least until successful commercialization of one or more of our products.  There can be no assurance that we can operate profitably in the future.

At December 31, 2009 we had cash and cash equivalents and short term investments of approximately $480,000 as compared to $2.8 million at December 31, 2008.   During  2009, we received $3,000,000 from Warner from the sale of the U.S. rights to Vitaros® and the related facility license fees as discussed in Note 4 of the Notes to the Consolidated Financial Statements.  The receipt of this cash and the $750,000 convertible note financing as discussed in Note 8 of the Notes to the Consolidated Financial Statements in 2009 was offset by our cash used in operations during 2009.  We spent approximately $6.1 million consisting of our average fixed monthly overhead costs of approximately $325,000 per month in addition to $592,000 towards a cancellation fee as discussed in Note 16 of the Notes to the Consolidated Financial Statements.  Additionally, we spent approximately $556,000 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $58,000 for Nasdaq annual listing fees, $50,000 of principal on convertible notes repaid as discussed in Note 8 of the Notes to the Consolidated Financial Statements, $585,000 in costs related to the acquisition of Bio-Quant, $42,000 in legal fees and $175,000 in consulting fees related to the execution of the Warner Asset Purchase Agreement as discussed in Note 4 of the Notes to the Consolidated Financial Statements and $141,300 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

At December 31, 2009 we had an other receivable of $437,794 representing the proceeds from the sale of New Jersey state tax losses as described in Note 15 of the Notes to the Consolidated Financial Statements.   The proceeds were not received until February 2010.  In previous years the funding of the sale of such tax credits by the State took place in the same year as the sale and therefore was not recorded as a receivable.

At December 31, 2009, we had $139,495 in capital lease payables as a result of capital leases acquired through the acquisition of Bio-Quant in 2009.  The terms of the lease agreements are described in Note 12 of the Notes to the Consolidated Financial Statements.

At December 31, 2009, we had $200,565 in deferred revenue as a result of the licensing of our patents to Warner in connection with the Asset Purchase Agreement, as amended, as discussed in Note 4 of the Notes to the Consolidated Financial Statements.  Additionally, we have received one month’s rent in advance in connection with the leasing of our facility in New Jersey as discussed in Note 5 of the Notes to the Consolidated Financial Statements.

For the year ended December 31, 2009 we incurred a net gain on disposal of fixed assets (included in general and administrative expenses in our consolidated statement of operations) of $34,450 as compared to a net loss of $904,902 in 2008.  The significant loss on disposal of fixed assets in 2008 resulted from an impairment charge of approximately $884,000 to reduce the carrying amount of our land and building to reflect the current commercial real estate market as we have initiated efforts to sell this facility.

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

Income Taxes: In preparing our financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes.  We recognize deferred taxes by the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Long-lived assets:- We review for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

Critical Estimate: We have initiated efforts to sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  We have performed a review for impairment of our facility based on discussions with our real estate agent regarding the likely selling price of our facility and the commercial real estate market in general.  Accordingly, in 2008 we took a write-down of approximately $884,000 to the carrying value of the facility to approximate the current market value.  Overestimating the potential selling price of our facility in a planned sale may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

Revenue recognition: Revenues from Bio-Quant’s performance of pre-clinical services are recognized according to the proportional performance method whereby revenue is recognized as performance has occurred, based on the relative outputs of the performance that has occurred up to that point in time under the respective agreement, typically the delivery of report data to our clients which documents the results of our pre-clinical testing services.

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

Also, licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of SEC Staff Accounting Bulletin No. 104 (which superseded SEC Staff Accounting Bulletin No. 101), and ASC 605 (which became effective for contracts entered into after June 2003). Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

In addition, ASC 605 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments are and will be deferred and recognized as revenue over the performance period of such license agreement.

Critical Estimate: In calculating the relative outputs of the performance that have occurred under the proportional performance method for our pre-clinical testing services, we must determine whether we have delivered sufficient value to recognize a portion of the contract services revenue and to estimate what percentage of the total costs has been incurred at any given point in time. In calculating the progress made toward completion of a research contract or licensing agreement, we must compare costs incurred to date to the total estimated cost of the project and/or estimate the performance period.  We estimate the cost and/or performance period of any given project based on our past experience in product development as well as the past experience of our research staff in their areas of expertise.  Underestimating the proportion of final data generated for pre-clinical testing services or the total cost and/or performance period of a research contract or licensing agreement may cause us to accelerate the revenue recognized under such contract.  Conversely, overestimating the proportion of final data for pre-clinical testing services or the cost of a research contract may cause us to delay revenue recognized.

Stock based compensation:  In preparing our financial statements, we must calculate the value of stock options issued to employees, non-employee contractors and warrants issued to investors.  The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is a generally accepted method of estimating the value of stock options and warrants.

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

Comparison of Results of Operations between the Years Ended December 31, 2009 and 2008

The revenues and expenses of Bio-Quant included in the consolidated financial statements represent 17 days of activity in 2009; from the date of the closing of the acquisition through December 31, 2009.  As such, the activity is not significant to review in the comparison of the results of operations below.  Please see Note 3 of the Notes to the consolidated financial statements to see a pro-forma presentation as if the acquisition had taken place in 2008.

Revenues. We recorded revenues of  $2,973,708 during 2009 as compared to $5,957,491 during 2008.  The higher 2008 revenue is   primarily attributable to the milestone payments received in 2008 from Novartis under the licensing agreement for NM100060. As discussed in Note 4 to the Consolidated Financial Statements, we received $1.5 million from Novartis in March 2008 and another $3.5 million in October 2008.  These milestones were recognized as revenue during 2008.   We recognized no revenue from Novartis in 2009.  We expect revenues to increase significantly in 2010 with the additional revenue to be generated by the Bio-Quant CRO business during the entire year in 2010.

Research and Development Expenses. Our research and development expenses decreased from $5,410,513 in 2008 to $1,883,458 in 2009.   Research and development expenses significantly decreased in 2009 due to reduced spending in 2009 on our development programs as part of our restructuring program.  During  2009 we reduced our research and development staff and infrastructure.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.

General and Administrative Expenses.  Our general and administrative expenses decreased from $5,720,832 in 2008 to $4,196,359 in 2009.  The decrease is primarily due to a reduction in staff costs as a result of our restructuring program implemented in December 2008 along with a reduction in legal fees related to our patents as we expended over $100,000 during 2008 for one-time national filings of patent applications related to Vitaros®.

Interest  Expense.  We recognized $28,696,006 and $1,006,794 in interest expense in 2009 and 2008, respectively.  The increased interest expense is the result of imputed interest expense recognized as a result of beneficial conversions of the convertible mortgage note as discussed in Note 8 of the Notes to the consolidated financial statements.  Non cash interest expense was $28,352,598 and $693,316 for the years ended December 31, 2009 and 2008, respectively.

Net Loss.  The net loss was $32,042,562 or $0.36 per share and $5,171,198 or $0.06 per share in 2009 and 2008, respectively.  The significant increase in net loss is the result of imputed interest expense recognized as a result of beneficial conversions of the convertible mortgage note as discussed in Note 8 of the Notes to the consolidated financial statements.

Comparison of Results of Operations between the Years Ended December 31, 2008 and 2007

Revenues. We recorded revenues of  $5,957,491 during 2008 as compared to $1,270,367 during 2007.  The increase in revenue in 2008 is primarily attributable to the milestone payments received in 2008 from Novartis under the licensing agreement for NM100060. As discussed in Note 4 to the Consolidated Financial Statements, we received $1.5 million from Novartis in March 2008 and another $3.5 million in October 2008.  These milestones were recognized as revenue during 2008.

Research and Development Expenses. Our research and development expenses increased from $5,022,671 in 2007 to $5,410,513 in 2008.    Research and development expenses in the third quarter of 2008 increased primarily due to the expense of approximately $892,000 for a cancellation fee related to the cancellation of a clinical research agreement for a one-year open-label study for Vitaros®.  This increase was partially offset by reduced spending in 2008 on our development programs including approximately $1.2 million attributable to Vitaros®, as compared to approximately $2 million for Vitaros® during 2007. We have continued to spend modestly on the early stage development of our topical treatment for psoriasis.  During 2008 we initiated, and spent approximately $341,000 on the psoriasis project.

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

Interest  Expense.  We recognized $1,006,794 and $481,862 in interest expense in 2008 and 2007, respectively.  The increase is primarily due to the interest on the $5,750,000 principal amount of convertible notes issued on June 30, 2008 and the amortization of debt issue costs for warrants issued in connection with a line of credit obtained in May 2008 compared to interest expense on lesser debt of $2,000,000 in 2007.

Net Loss.  The net loss was $5,171,198 or $0.06 per share and $8,787,228 or $0.11 per share in 2008 and 2007, respectively.  The decrease is primarily attributable to the significant increase in revenues attributable to the milestone payments received in 2008 from Novartis under the licensing agreement for NM100060.  As discussed in Note 4 to the Consolidated Financial Statements, we received $1.5 million from Novartis in March 2008 and another $3.5 million in October 2008.  These milestone payments were recognized as revenue during 2008.

Quarterly Results

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2009 and 2008.  The operating results are not necessarily indicative of results for any future period.

For the Three Months Ended

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total Revenues	$2,466,670	$102,613	$109,590	$294,835
Income (Loss) from Operations	$773,257	$(1,308,589)	$(914,438)	$(2,370,072)
Net Income (Loss)	$684,772	$(1,426,158)	$(1,190,616)	$(30,543,698)
Basic & Diluted Income (Loss) Per Share	$0.01	$(0.02)	$(0.01)	$(0.34).

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Total Revenues	$951,787	$1,199,612	$305,943	$3,500,149
Loss from Operations	$(1,520,702)	$(1,090,169)	$(2,896,791)	$333,808
Net Loss	$(1,642,187)	$(1,628,723)	$(3,040,094)	$1,139,806
Basic & Diluted Loss Per Share	$(0.02)	$(0.02)	$(0.04)	$0.01

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Stockholders of NexMed, Inc.

We have audited the accompanying consolidated balance sheets of NexMed, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.    We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexMed, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and expects to incur future losses. Further, the Company has substantial notes payable and other obligations that mature within the next 12 months.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 14, 2009, the Company acquired Bio-Quant Inc., a San Diego based contract research organization.  See Note 3 for further details.

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010
Edison, New Jersey

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$479,888	$2,862,960
Accounts receivable	708,898	-
Other receivable	437,794	-
Prepaid expenses and other current assets	140,521	83,761

Total current assets	1,767,101	2,977,089

Fixed assets, net	5,616,811	5,519,652
Goodwill	9,084,476	-
Intangible assets, net of accumulated amortization	4,145,006	-
Due from related party	204,896	-
Debt issuance cost, net of accumulated amortization of $169,304 and $129,980	115,047	91,139

Total assets	$20,933,337	$8,557,512

Liabilities and Stockholders' Equity
Current liabilities
Notes payable - former Bio-Quant shareholders	$12,129,010	$-
Accounts payable and accrued expenses	1,453,621	1,029,486
Payroll related liabilities	279,960	296,135
Deferred revenue	118,115	-
Capital lease payable - current portion	24,530	-
Due to related parties	99,682	-
Deferred compensation - current portion	70,000	74,245

Total current liabilities	14,174,918	1,399,866

Long term liabilities
Convertible notes payable	2,990,000	4,690,000
Deferred revenue	82,450	-
Capital lease payable	114,965	-
Deferred compensation	865,602	935,517

Total liabilities	18,227,935	7,025,383

Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $.001 par value, 120,000,000 shares authorized, 104,821,571 and 84,350,361 shares issued and outstanding, respectively	104,822	84,351
Additional paid-in capital	174,332,442	141,137,078
Accumulated deficit	(171,731,862)	(139,689,300)

Total stockholders' equity	2,705,402	1,532,129

Total liabilities and stockholders' equity	$20,933,337	$8,557,512

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2009	2008	2007

License fee revenue	$2,681,271	$5,957,491	$1,270,367
Contract service revenue	292,437	-	-
Total Revenue	2,973,708	5,957,491	1,270,367
Cost of Services	128,355	-	-
Gross Profit	2,845,353	5,957,491	1,270,367

Costs and expenses
Research and development	1,883,458	5,410,513	5,022,671
General and administrative	4,196,359	5,720,832	5,634,479
Acquisition costs	585,378	-	-

Total costs and expenses	6,665,195	11,131,345	10,657,150

Loss from operations	(3,819,842)	(5,173,854)	(9,386,783)

Other income (expense)
Interest income	25,291	71,793	275,508
Other income	10,201	-	-
Interest expense	(28,696,006)	(1,006,794)	(481,862)
Total other income (expense)	(28,660,514)	(935,001)	(206,354)

Loss before benefit from income taxes	(32,480,356)	(6,108,855)	(9,593,137)

Benefit from income taxes	437,794	937,657	805,909

Net loss	$(32,042,562)	$(5,171,198)	$(8,787,228)

Basic and diluted loss per share	$(.36)	$(.06)	$(.11)

Weighted average common shares outstanding used for basic and diluted loss per share	88,596,829	83,684,806	82,015,909

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
	Common	Common	Additional		Other	Total
	Stock	Stock	Paid-In	Accumulated	Comprehensive	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Income	Equity

Balance at January 1, 2007	80,285,905	$80,287	$137,164,658	$(125,730,874)	$(9,596)	$11,504,475

Issuance of common stock upon exercise of stock options and warrants, net	1,717,943	1,718	219,175	-	-	220,893
Issuance of compensatory options to employees and consultants	-	-	776,835	-	-	776,835
Issuance of compensatory stock to employees and consultants	609,000	609	89,391	-	-	90,000
Issuance of common stock in payment of interest on notes	145,614	146	190,602	-	-	190,748
Issuance of compensatory stock to the board of directors	304,540	305	288,693	-	-	288,998
Net offering costs from issuance of common stock	-	-	(2,110)	-	-	(2,110)
Discount on Note payable for issuance of warrants	-	-	512,550	-	-	512,550
Realized gain on foreign currency exchange					9,596	9,596
Net loss	-	-	-	(8,787,228)	-	(8,787,228)

Balance at December 31, 2007	83,063,002	$83,064	$139,239,795	$(134,518,102)	-	$4,804,757

Issuance of common stock upon exercise of stock options and warrants	526,909	527	459,221	-	-	459,748
Issuance of compensatory options to employees and consultants	-	-	138,511	-	-	138,511
Issuance of compensatory stock to employees and consultants	382,500	382	704,350	-	-	704,732
Issuance of compensatory stock to the board of directors	377,950	378	480,451	-	-	480,829
Discount on Note payable for issuance of warrants	-	-	114,750	-	-	114,750
Net loss	-	-	-	(5,171,198)	-	(5,171,198)

Balance at December 31, 2008	84,350,361	$84,351	$141,137,078	$(139,689,300)	-	$1,532,129

Issuance of compensatory stock to employees and consultants	810,375	810	690,433	-	-	691,243
Issuance of compensatory stock to the board of directors	253,488	254	211,174	-	-	211,428
Issuance of common stock to the Bio-Quant shareholders as consideration for the acquisition	4,000,000	4,000	1,596,000	-	-	1,600,000
Issuance of common stock in payment of convertible notes payable	15,357,347	15,357	30,697,807	-	-	30,713,164
Issuance of common stock to warrant holders for early forfeiture	50,000	50	(50)	-	-	0
Net loss	-	-	-	(32,042,562)	-	(32,042,562)

Balance at December 31, 2009	104,821,571	$104,822	$174,332,442	$(171,731,862)	-	$2,705,402

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(32,042,562)	$(5,171,198)	$(8,787,228)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	387,708	486,420	621,869
Non-cash interest, amortization of debt discount and deferred financing costs	28,352,598	693,316	408,538
Non-cash compensation expense	902,671	1,324,072	1,155,832
Net gain on foreign currency exchange	-	-	9,596
(Gain) loss on disposal of property and equipment	(31,345)	904,902	10,121
Changes in assets and liabilities, net of amounts acquired from Bio-Quant, Inc.
Increase in accounts receivable	(132,960)	-	-
(Increase) decrease in other receivable	(437,794)	-	183,700
Decrease in prepaid expense and other assets	73,817	43,898	37,239
Increase (decrease) in deferred revenue	189,980	(953,528)	(740,389)
(Decrease) increase in payroll related liabilities	(16,175)	(397,639)	537,207
(Decrease) increase in deferred compensation	(74,160)	(50,512)	(58,036)
(Decrease) increase in accounts payable and accrued expenses	(686,427)	407,818	33,918
Net cash used in operating activities	(3,514,649)	(2,712,451)	(6,587,633)
Cash flows from investing activities
Capital expenditures	(5,526)	(28,988)	(100,875)
Proceeds from sale of fixed assets	350,000	75,000	-
Purchases of short term investments	-	-	(3,000,000)
Proceeds from sale of short term investments		750,000	3,250,000
Net cash provided by investing activities	344,474	796,012	149,125
Cash flows from financing activities

Issuance of convertible notes payable, net of debt issue costs	686,678	5,643,711	-
Repayment of notes payable	(50,000)	(4,000,000)	(2,000,000)
Proceeds from exercise of stock options and warrants		459,748	220,893
Issuance of notes payable, net of debt issue costs	-	-	2,886,532
Issuance of common stock, net of offering costs	-	-	(2,110)
Repayment of convertible notes payable		(60,000)	(3,000,000)
Principal payments on capital lease obligations	(601)	-	-
Net cash provided by (used in) financing activities	636,077	2,043,459	(1,894,685)
Net increase (decrease) in cash and cash equivalents	(2,534,098)	127,020	(8,333,193)
Cash and cash equivalents
Beginning of period	3,013,986	2,735,940	11,069,133
End of period	$479,888	$2,862,960	$2,735,940

Cash paid for interest	$303,652	$324,314	$119,307

Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes to former Bio-Quant shareholders upon acquisition	$12,129,010	$-	$-
Issuance of common stock in payment of convertible notes payable	$3,475,377	$-	$-
Issuance of 4 million shares of common stock to former Bio-Quant shareholders upon acquisition	$1,600,000	$-	$-
Payment of interest in common stock	$21,247	$-	$190,748
Amortization of debt discount	$-	$461,295	$178,640

The accompanying notes are an integral part of these consolidated financial statements.

NexMed, Inc.
Notes to Consolidated Financial Statements

1.	Organization, Basis of Presentation and Liquidity

NexMed, Inc. (the “Company”) was incorporated in Nevada in 1987.  The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT®  – see Note 4 for description of licensing agreements of its proprietary products.

On December 14, 2009, the merger (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among NexMed, Inc. (the “Company”) and BQ Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) with Bio-Quant, Inc. (“Bio-Quant”), was completed.   Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from December 14, 2009, the date of the Merger.  Bio-Quant is one of  the largest specialty biotech contract research organization (“CRO”) based in San Diego, California and is one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has over 300 clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetic (PK) and toxicology to support pre-regulatory filing packages.

The combined Company is currently focusing its efforts on new and patented pharmaceutical products based on NexACT® and on growing the newly acquired CRO business through organic growth within Bio-Quant’s current business operations and through acquiring small cash flow positive entities who have complimentary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  This strategy will ensure Bio-Quant’s expansion through broadening its service capabilities and going into new markets.

The Company’s long-term goal is to generate revenues from the growth of its CRO business while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide.  At the same time the Company is actively pursuing partnering opportunities for its clinical stage NexACT® based treatments in the areas of dermatology and sexual dysfunction as discussed below. The successful licensing of one or more of these products will generate additional revenues for funding the Company’s long-term growth strategy.

The Company now operates in two segments – designing and developing pharmaceutical products and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

Liquidity
The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of ($171,731,862) at December 31, 2009 and expects that it will incur additional losses in the future completing the research and development of its technologies, and integrating the operations of Bio-Quant into its strategies.  Further, the Company has substantial notes payable due within 12 months, which if not converted to common stock or re-financed, would significantly impact liquidity.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research and development of the Company’s NexACT technology, integration of the Bio-Quant CRO business, and to fund potential future acquisitions.  Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company.  See Note 18 for description of funds raised to date in 2010.  If the Company is unable to obtain additional financing, operations will need to be reduced or discontinued.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

Accounts Receivable
Our policy is that an allowance is recorded for estimated losses resulting from the inability of our customers to make required payments. Such allowances are computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the account receivables.

Fair value of financial instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts. Given our financial condition described in Note 1, it is not practicable to estimate the fair value of our notes payable at December 31, 2009.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and deferred compensation approximates fair value due to the relatively short maturity of these instruments.

Fixed assets
Property and equipment are stated at cost less accumulated depreciation.  Depreciation of equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years.  Depreciation of our building in East Windsor New Jersey  is provided on a straight-line basis over the estimated useful life of 31 years.  Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term.  The costs of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

NexMed, Inc.
Notes to Consolidated Financial Statements

Long-lived assets
The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset.  The Company recorded an impairment charge of $884,271 in 2008 to reduce the carrying amount of its land and building to reflect the current commercial real estate market, as the Company had initiated efforts to sell its facility.  The Company leased its facility in December 2009 (See note 5).  This charge is recorded within general and administrative expenses on the statement of operations.  No such impairment losses have been recorded by the Company during 2007 or 2009.

Other intangible assets
Other intangible assets consists principally of the Trade Name of Bio-Quant and the Know-How acquired from Bio-Quant, which were recorded at fair value in connection with the acquisition of Bio-Quant on December 14, 2009. The Company expects to amortize Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years.

Management evaluates the recoverability of such other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, no such write-down was required.

Goodwill
Goodwill was recorded in connection with the acquisition of Bio-Quant on December 14, 2009, and will be included in the CRO segment. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.  See Note 3.

The Company follows the provision of FASB ASC 805, Business Combinations, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under FASB ASC 805, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves comparing the implied fair value of the reporting unit's goodwill to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. At December 31, 2009, no impairment was recorded.

NexMed, Inc.
Notes to Consolidated Financial Statements

Deferred Financing Costs
Amounts paid related to debt financing activities are capitalized and amortized over the term of the loan. Our expenses incurred related to the convertible notes payable are being amortized over the three-year term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method.

Revenue recognition
Bio-Quant’s revenues are derived from two sources, the delivery of pre-clinical services and the sale of diagnostic kits.  Both of these sources are part of the CRO services segment. Revenues from Bio-Quant’s performance of pre-clinical services are recognized according to the proportional performance method whereby revenue is recognized as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of data to our clients on the results of the pre-clinical tests or the delivery of the formal report which documents the results of our pre-clinical testing services. Deferred revenues represent billings in advance of the recognition of revenue.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable.  All costs related to these agreements are expensed as incurred and classified within “Cost of Services” expenses in the Consolidated Statements of Operations.

Revenues from sales of diagnostic kits are recognized upon delivery of products to customers, less allowances for estimated returns and discounts.

Revenues from the drug development technology segment consist principally of licensing revenues, and revenues under research and development contracts with our licensing partners.  Revenues earned under licensing and research and development contracts are recognized in accordance with the cost-to-cost method whereby the extent of progress toward completion is measured on the cost-to-cost basis; however, revenue recognized at any point will not exceed the cash received.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period which it becomes probable.  All costs related to these agreements are expensed as incurred and classified within “Research and development” expenses in the Consolidated Statements of Operations.

Also, licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We follow the accounting guidance of ASC 605.  Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

NexMed, Inc.
Notes to Consolidated Financial Statements

In addition, ASC 605 requires a company to evaluate its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing, and royalties upon commercialization of the product. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement.

There have been no royalties received during the years ended December 31, 2009, 2008 and 2007.

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

The Company also follows the provisions of “Accounting for Uncertainty in Income Taxes” which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, disclosure and transition. At December 31, 2009 the Company did not have any significant unrecognized tax benefits.

Loss per common share
Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on per share amounts.

At December 31, 2009, 2008 and 2007, outstanding options to purchase 2,950,702, 3,368,991 and 3,469,841 shares of Common Stock, respectively, with exercise prices ranging from $0.55 to $12.00 have been excluded from the computation of diluted loss per share as they are antidilutive.  At December 31, 2009, 2008 and 2007, outstanding warrants to purchase 6,979,130, 12,118,044 and 12,439,954, shares of Common Stock, respectively, with exercise prices ranging from $0.55 to $4.04 have also been excluded from the computation of diluted loss per share as they are antidilutive. Promissory notes convertible into 1,495,000 and 2,345,000 shares of Common Stock in 2009 and 2008, respectively have also been excluded from the computation of diluted loss per share, as they are antidilutive. Additionally, promissory notes issued in connection with the Bio-Quant acquisition are convertible, at the Company’s option, into 72,196,488 shares of common stock have been excluded from the computation of diluted loss per share, as they are ant-dilutive.

NexMed, Inc.
Notes to Consolidated Financial Statements

Accounting for stock based compensation
The value of restricted stock grants are calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with the appropriate accounting guidance, and recognized over the expected service period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and , development or general and administrative facility expenses, based upon the services performed by the recipient.

Additional disclosures required under FASB ASC 718, “Stock Compensation” are presented in Note 9.

Concentration of credit risk
From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts. The Company’s credit risk with respect to accounts receivable is limited, in that the CRO segment serves a large number of customers, none of which is individually in excess of 10% of the revenues of the segment.  We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

Accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates relate to the valuation of its long-lived assets, whether revenue recognition criteria have been met, estimated cost to complete under its research contracts, whether beneficial conversion features exist under convertible financing instruments, and valuation allowances for its deferred tax benefit.  Actual results may differ from those estimates.

Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

NexMed, Inc.
Notes to Consolidated Financial Statements

In October 2009, the FASB issued FASB ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. The consensus in ASU 2009-13 supersedes certain guidance in ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative-selling-price method). The consensus eliminates the use of the residual method of allocation (i.e., in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration) and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. When applying the relative-selling-price method, the determination of the selling price for each deliverable must be consistent with the objective of determining vendor-specific objective evidence of fair value (VSOE); that is, the price at which the entity does or would sell the element on a stand-alone basis. This determination requires the use of a hierarchy designed to maximize the entity’s use of available, objective evidence to support its selling price. The entity must consider market conditions as well as entity-specific factors when estimating this selling price. The amendments in ASU 2009-13 require both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. The objective of the ongoing disclosures is to provide information regarding the significant judgments and estimates made and their impact on revenue recognition. Additionally, disclosures will be made when changes in either those judgments or the application of the relative-selling-price method may significantly affect the timing or amount of revenue recognition. An entity will be required to aggregate these disclosures for similar types of arrangements. Adoption will be required for the year beginning January 1, 2011.

In December 2007, the FASB updated “Business Combinations.” Among other requirements, the update requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. The update also requires a.) costs incurred to effect the acquisition to be recognized separately from the acquisition as period costs; b.) the acquirer to recognize restructuring costs that the acquirer expects to incur, but is not obligated to incur, separately from the business combination; and c.) an acquirer to recognize assets and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Other key provisions of this update include the requirement to recognize the acquisition-date fair values of research and development assets separately from goodwill and the requirement to recognize changes in the amount of deferred tax benefits that are recognizable due to the business combination in either income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company adopted this update as of December 28, 2008 and has applied its provisions prospectively to business combinations that have occurred after adoption. In April 2009, the FASB issued “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This update requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with “Accounting for Contingencies,” and “Reasonable Estimation of the Amount of a Loss.” Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies, and carry forward without significant revision the guidance in “Business Combinations.” This update is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 28, 2008. The Company adopted this update effective December 16, 2008, and applied this guidance to our acquisition of Bio-Quant (see Note 3).

NexMed, Inc.
Notes to Consolidated Financial Statements

In April 2009, the FASB issued “Interim Disclosures about Fair Value of Financial Instruments.” This update amends “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This update also amends Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This update became effective for the interim period ending June 27, 2009 and did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this guidance does not require any new fair value measurements. The provision delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities, except for the items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s fiscal year beginning on January 1, 2009. The application of this guidance did not have a material effect on the December 31, 2009 Consolidated Financial Statements.

3.	Acquisition

On December 14, 2009, the Company entered into the Merger Agreement with Bio-Quant. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, par value $0.01 per share, of Bio-Quant was canceled and converted into the right to receive 913.96 shares of common stock, par value $0.001 per share, of the Company (the “NexMed Shares”), as well as a promissory note (each, a “Note”) in the original principal amount of $2,771.37.   In connection with the closing of the Merger, the Company issued an aggregate of 4,000,000 NexMed Shares and Notes in the aggregate original principal amount of $12,129,010 to the shareholders of Bio-Quant.

The Notes bear interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder are payable by the Company in cash or, at the Company’s option, in NexMed Shares, which shall be valued at the fixed price of $0.168 per share.  The Merger Agreement provides that if the Company repays the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders shall not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company receives stockholder approval to do so.  If the Company receives such stockholder approval, the total number of NexMed Shares issued to Bio-Quant shareholders in the Merger will not exceed 45% of outstanding NexMed Shares immediately prior to the Effective Time.

NexMed, Inc.
Notes to Consolidated Financial Statements

The acquisition was accounted for under the purchase method of accounting under FASB ASC 805 Business Combinations,. The Company has determined that it is the “accounting acquirer” in this transaction, as it meets the predominance of the factors outlined in FASB ASC 805.  Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of the Merger.

The total consideration was estimated to be approximately $13.7 million as of December 14, 2009, the date the Merger was consummated, as follows (in thousands):

Fair value of 4,000,000 shares of common stock issued for Bio-Quant common stock	$1,600
Fair value of promissory notes issued for Bio-Quant common stock	12,129
Total consideration	$13,729
The fair value of the shares of NexMed common stock issued was based on the closing price of the Company’s common stock on December 14, 2009, the date the Merger was consummated, or $0.40 per share.

The purchase price was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the Merger. An allocation of the purchase price was made to major categories of assets and liabilities in the accompanying consolidated balance sheet based on management’s best estimates. The fair value of the other current assets and assumed liabilities were estimated by management based upon the relative short term nature of the accounts and the fair value of the machinery and equipment was established based upon expected replacement costs.

Management obtained the assistance of an independent third party valuation specialist in performing its purchase price allocation analysis.  The fair value of Bio-Quant’s tangible and identifiable intangible assets were determined based on this analysis.  The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

Accordingly, the purchase price is allocated to the assets and liabilities of Bio-Quant as presented below (in thousands):

Cash & cash equivalents	$151
Accounts receivable	576
Prepaids and other current assets	105
Other assets	27
Property and equipment	783
Due from related party	205
Accounts payable and accrued expenses	(1,041)
Related party payable	(85)
Deferred revenue	(45)
Other current liabilities	(68)
Other long term liabilities	(122)
Amortizable intangible assets:
Know-How	3,037
Trade Name	1,123
Indefinite lived intangible assets:
Goodwill	9,083
Total net assets acquired	$13,729

NexMed, Inc.
Notes to Consolidated Financial Statements

Intangible assets of $4,160,000 consist primarily of developed Know-How and the Bio-Quant Trade Name. Developed Know-How relates to Bio-Quant’s pre-clinical service expertise including, but not limited to, its extensive inventory of internally developed cell lines. The Bio-Quant Trade Name represents future revenue attributable to the reputation and name recognition of Bio-Quant within the pharmaceutical industry where Bio-Quant is a known expert in pre-clinical services.

Bio-Quant is a revenue generating, cash flow positive CRO.  Bio-Quant is expected to continue its revenue growth and cash generating CRO business.  The $9,083,000 of goodwill generated from the acquisition of Bio-Quant consists largely of the ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.

Costs associated with the merger of $585,378 were expensed for the year ended December 31, 2009.

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of Bio-Quant had occurred as of January 1, 2008, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Bio-Quant been operated as part of the Company since January 1, 2008 (in thousands).

Consolidated Pro Forma Statements of Operations
 (unaudited)

	Year Ended December 31, 2009		Year Ended December 31, 2008
	As Presented	Pro Forma	As Presented	Pro Forma
Revenues	$2,974	$8,715	$5,957	$10,998
Net Loss	(32,043)	(32,196)	(5,171)	(8,686)
Net loss per basic and diluted shares	$(0.36)	$(0.36)	$(0.06)	$(0.10)

4.	Licensing and Research and Development Agreements

Vitaros

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

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros®.and recognized a gain of $43,840. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 is recognized as revenue for year ended December 31, 2009, as the Company has no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $9,350 is being recognized as revenue for the year ended December 31, 2009.  The balance of $92,650 is recorded as deferred revenue on the Consolidated Balance Sheet at December 31, 2009.

On April 15, 2009, the Company entered into a First Amendment (the “Amendment”) to the Asset Purchase Agreement.  The Amendment provided that from May 15, 2009 through September 15, 2009, the Company would permit certain representatives of Warner access to and use of the Company’s manufacturing facility for the purpose of manufacturing Vitaros®, and in connection therewith the Company would provide reasonable technical and other assistance to Warner.  In consideration, Warner would pay to the Company a fee of $50,000 per month, or $200,000 in the aggregate.  The arrangement was subject to extension for successive 30 day periods for additional consideration of $50,000 per month until terminated by either party prior to the expiration of each successive period.  On September 15, 2009, Warner decided not to extend the facility usage period.  For the year ended December 31, 2009, the Company recorded $200,000 in revenue for the fees received from May 15th through September 15th.

NexMed, Inc.
Notes to Consolidated Financial Statements

NM100060

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, NM100060.  Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company was eligible to receive royalties based upon the level of sales achieved and to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial up- front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for NM100060.   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company was no longer obligated to complete the remaining preclinical studies for NM100060.   Novartis took over all responsibilities and completed the remaining preclinical studies.  As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which was the performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the years ended December 31, 2008 and 2007, the Company recognized licensing revenue of $564,639 and $1,129,276 respectively, related to the initial $4 million cash payment from the Novartis agreement.

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for NM100060, which occurred in July 2007.  Although the completion of patient enrollment in the Phase 3 clinical trials for NM100060 triggered a $3 million milestone payment from Novartis, the agreement also provided that clinical milestones paid to us by Novartis shall be reduced by 50% until the Company receives an approved patent claim on the NM100060 patent application filed with the U.S. patent office in November 2004.  The $1.5 million milestone payment was recognized on a straight-line basis over the six month period to complete the Phase 3 clinical trial, and therefore  the $1.5 million milestone payment was recognized as revenue during the year ended December 31, 2008.

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
In total, the Company recognized $5,564,639 and $1,129,276 of revenue related to the Novartis agreements for the years ended December 31, 2008 and 2007, respectively.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

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

5.	Fixed Assets

Fixed assets at December 31, 2009 and 2008 were comprised of the following:

	2009	2008

Land	$363,909	$363,909
Building, including impairment charge of $884,271 in 2008	6,042,583	6,378,587
Leasehold improvements	650,991	-
Machinery and equipment	2,517,256	2,599,159
Computer software	622,313	600,167
Furniture and fixtures	253,846	188,935
	10,450,898	10,130,757

Less: accumulated depreciation and amortization	(4,834,087)	(4,611,105)

	$5,616,811	$5,519,652

Depreciation and amortization expense was $372,714 , $486,420 and  $621,870  for 2009, 2008 and 2007 respectively. Assets held under capital lease, acquired with Bio-Quant and included in the above table, amounted to $147,138 at December 31, 2009

In December, 2009, the Company entered into an agreement to lease its facility in East Windsor New Jersey for a period of 10 years at $34,450 per month with annual 2.5% escalations. Further, the tenant has an option to purchase the building for an initial purchase price of $4.4 million (plus a 2.5% annual escalation commencing in year 5 of the sublease). The lease commencement date was February 1, 2010.  As such, the tenant moved into the facility on February 1, 2010 and per the terms of the lease agreement, will commence paying monthly lease payments on May 1, 2010.

NexMed, Inc.
Notes to Consolidated Financial Statements

6.	Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of December 31, 2009:

Bio-Quant Know-How	$3,037,000
Bio-Quant Trade Name	1,123,000
Accumulated amortization	(14,994)

Intangible assets, net	$4,145,006

The Company is currently amortizing Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $14,994 for the year ended December 31, 2009.  Based on the carrying amount of intangible assets, assuming no future impairment of underlying assets, the estimated future amortization expense for the next five years ended December 31 and thereafter is as follows:

2010	$359,860
2011	359,860
2012	359,860
2013	359,860
2014	359,860
Thereafter	2,345,706

Total future amortization expense	$4,145,006

7.	Deferred Compensation

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005 and the present value of the vested portion of the obligation was recognized.    The monthly deferred compensation payment through May 15, 2021 will be $9,158.  As of December 31, 2009 and 2008, the Company has accrued  $935,602 and $1,009,762 respectively, which is included in deferred compensation.

NexMed, Inc.
Notes to Consolidated Financial Statements

8.	Convertible Notes Payable

On June 30, 2008, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount of $5.75 million. The Convertible Notes are collateralized by the Company’s facility in East Windsor, New Jersey.  $4.75 million of the principal amount of the Convertible Notes are due on December 31, 2011 (the “Due Date”) and $1 million of the principal amount of the Convertible Notes were due on December 31, 2008.  On October 16, 2008, the Company sold certain building equipment and received proceeds of $60,000 which was used to prepay a portion of the $4.75 million payment due on December 31, 2011.  On December 31, 2008, the Company paid the $1 million principal payment due in cash, such that at December 31, 2008 the amount outstanding was $4,690,000.

The Convertible Notes are payable in cash or convertible into shares of Common Stock with the remaining principal amount initially convertible at $2 per share on or before the Due Date at the holders’ option.  The Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

2009 transactions with respect to this convertible note are as follows:
As discussed in Note 4, the Company sold $350,000 of manufacturing equipment to Warner.  The note holders agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal to be paid in 2009 when the equipment is transferred to Warner.  Accordingly, on May 15, 2009, the Company repaid $50,000 to the note holders upon the transfer of the manufacturing equipment to Warner.

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

NexMed, Inc.
Notes to Consolidated Financial Statements

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

On November 10, 2009, the Company issued convertible notes in the aggregate principal amount of $750,000 under the same terms as the original note as described above.

On November 10, 2009, the Company amended the 2008 Notes such that the conversion price of $750,000 in principal amount of the Convertible Notes has been changed from $2.00 to $0.14 per share.

On November 24, December 7 , 9 and 14, 2009, the note holders converted $500,000, $125,000, $35,000 and $90,000, respectively, of the outstanding Convertible Notes pursuant to the November 10, 2009 amendment above.  As such, the Company issued  5,419,782 shares of Common Stock to the note holders in repayment of such $750,000 principal amount plus interest.

As a result of these prepayments and conversions, at December 31, 2009, the principal amount outstanding of the Convertible Notes was $2,990,000, of which the conversion price is $2.00 per share for all such principal amount.

The Company recognized a debt inducement charge for the differential between the original conversion rate of $2.00 per share and the agreed prices as listed above.  Non-cash interest expense recognized with respect to this note for the year ended December 31, 2009 was 28,352,598.

To the extent that the Company and convertible note holders agree to effect subsequent conversions in the future at conversion rates below the original conversion rate of $2.00, the Company will recognize additional debt inducement charges.

Repaid Notes

During 2006 and 2007, the Company entered into a series of notes payable aggregating $5 million, of which $3 million was paid in 2008 and $2 million was repaid in 2007.  In connection with these notes and a line of credit which was cancelled during 2008, the Company issued warrants to purchase 1,200,000 shares of common stock at prices ranging from $.5535 to $1.52.  The Company also issued approximately 86,000 shares of common stock in payment of accrued interest.  Non-cash interest expense associated with these instruments were $693,316 and $408,538 during the years ended December 31, 2008 and 2007, respectively.

NexMed, Inc.
Notes to Consolidated Financial Statements

9.	Notes Payable

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 3 above. The Notes bear interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger, or December 14, 2010.  The terms of the Notes provide that the principal amounts and all interest thereunder are payable by the Company in cash or, at the Company’s option, in NexMed Shares, which shall be valued at the fixed price of $0.168 per share.  The Merger Agreement provides that if the Company repays the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders shall not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company receives stockholder approval to do so.  If the Company receives such stockholder approval, the total number of additional NexMed Shares issued to Bio-Quant shareholders in payment of the Notes will be up to approximately 63 million shares.  The principal amount of the Notes outstanding at December 31, 2009 was $12,129,010 and is reflected as Notes payable in the current liabilities section of the Consolidated Balance Sheet.  The Company has determined that it will recognize a beneficial conversion charge based upon the difference between the quoted market price of the common stock and the fixed conversion price at the time of the conversion.

On January 11, 2010, the Company converted $297,568.72 of outstanding principal of the Notes to Common Stock at $0.168 per share, the fixed conversion price pursuant to the terms of the Notes.  As such, the Company issued 2,107,500 shares of Common Stock to the note holders in repayment of such $297,568.72 principal amount plus interest.

On March 17, 2010, the Company converted $1,934,160 of outstanding principal of the Notes to Common Stock at $0.168 per share, the fixed conversion price pursuant to the terms of the Notes.  As such, the Company issued 12,940,654 shares of Common Stock to the note holders in repayment of such $1,934,160 principal amount plus interest.

10.	Related Party Transactions

In addition to the Bio-Quant notes payable described in Note 9, of which approximately 63% are held by executives of the Company, the Company had the following related party transactions:

•
At December 31, 2009 $14,703 is included in due to related parties in the accompanying consolidated balance sheets for amounts owed to the Chief Executive Officer and affiliates for certain consulting and supplies purchased by the Company.  There are charges of $2,500 related to such consulting services in the statement of operations for the 2009 period since the Merger.

•
Prior to Merger, Bio-Quant had promissory notes receivable of approximately $380,000 from three entities controlled by the former Bio-Quant shareholders.  Management of the Company has determined that the fair value of these notes was $204,896, representing the value of Prevonco™ purchased in 2010 by the Company from one of these entities in settlement of a like-amount of the promissory note.  Prevonco™ is a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors. The remainder of the notes receivable have been assigned no fair value, as there is significant uncertainty as to whether any amounts will be collectible.

•
Prior to the Merger, Bio-Quant periodically borrowed and repaid funds from the Company’s Chief Executive Officer and his affiliates pursuant to promissory notes bearing interest rate of 10% per annum, The balance owed by the Company at December 31, 2009 and included in due to related parties in the accompanying consolidated balance sheet is $84,979. These amounts have been repaid in full during the first quarter of 2010.

NexMed, Inc.
Notes to Consolidated Financial Statements

11.	Stock Options and Restricted Stock

 During December 1996, the Company adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and The NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”).  A total of 2,000,000 shares were set aside for these two plans.  In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000.  During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan.  A total of 3,000,000 shares were set aside for the plan and an additional 2,000,000 shares were added to the plan in June 2008.  Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $0.55 to $12.00.  The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding, all of which are exercisable,  at December 31, 2009:

	Options Outstanding
		Weighted Average		Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value
$.55 - 1.85	2,491,451	5.72 years	$0.82	$-
2.00 - 3.99	77,350	2.27 years	3.31	-
4.00 - 5.50	371,401	2.75 years	4.65	-
7.00 - 12.00	10,500	0.53 years	9.14	-

	2,950,702	5.24 years	$1.40	$-

NexMed, Inc.
Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January1, 2007	3,663,421	$1.52
Granted	202,100	1.41
Exercised	(78,480)	1.07
Cancelled	(317,200)	2.82

Outstanding at December 31, 2007	3,469,841	$1.41
Granted	-
Exercised	(55,000)	$0.73
Cancelled	(45,850)	3.33
Outstanding at December 31, 2008	3,368,991	$1.40
Granted	-
Exercised	-
Cancelled	(418,289)	$1.40
Outstanding at December 31, 2009	2,950,702		5.24 years	$0

Vested or expected to vest at
December 31, 2009	2,950,702	$1.40	5.24 years	$0

Exercisable at December 31, 2009	2,950,702	$1.40	5.24 years	$0
Exercisable at December 31, 2008	3,177,586	$1.40
Exercisable at December 31, 2007	3,122,740	$1.43

Options available for grant at December 31, 2009	1,323,064

There were no options granted during 2008 or 2009.  The weighted average grant date fair value of options granted during 2007 was $1.41.  The intrinsic value of options exercised during the year ended December 31, 2008 was $43,270.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the year ended December 31, 2007:

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

As of December 31, 2009, there was not any unrecognized compensation cost related to non-vested stock options.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718 as discussed in Note 2.  As of December 31, 2009 there was $238,169 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized during 2010.

Principal employee based compensation transactions for the year ended December 31, 2009 were as follows:

For the years ended December 31, 2009, 2008 and 2007, the Company issued 253,488, 377,950 and 304,540 shares of common stock, respectively,  to Board of Directors members for services rendered, and recorded expenses related to such issuances of $211,428, $480,829 and $288,998, respectively.

On September 12, 2008, the Board of Directors approved new stock grants (“New Stock Grants”) for Hemanshu Pandya, the Company’s then Chief Operating Officer and Mark Westgate, the Company’s Chief Financial Officer, with each grant comprised of 500,000 restricted shares of Common Stock.  The two New Stock Grants will vest in two equal installments on June 30, 2009 and June 30, 2010, respectively, provided that Mr. Pandya and Mr. Westgate remain in continuous and uninterrupted service with the Company.  For the years ended December 31, 2009 and 2008, the Company recorded expenses of approximately $70,000 and $35,000, respectively, for such grant.

NexMed, Inc.
Notes to Consolidated Financial Statements

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statements of Operations:

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Research and development	$86,210	$71,833	$111,108
General and administrative	816,461	1,252,239	1,044,724

Total stock-based compensation expense	$902,671	$1,324,072	$1,155,832

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

12.	Capital Leases

The Company has entered into various capital leases for certain equipment used in its laboratory and cell processing facility as of December 31, 2009. The lease obligations are payable as follows:

	Monthly payment	Interest rate	Number of payments per lease	Maturity date	Aggregate remaining principal outstanding at December 31, 2009

Lease 1	$384	10%	60	12/1/2013	$14,901

Lease 2	136	19.2%	36	12/31/2011	2,685

Lease 3	441	13.7%	60	2/1/2013	16,717

Lease 4	897	10%	60	9/1/2013	41,155

Lease 5	1,483	13.8%	60	12/1/2014	64,037

					$139,495

NexMed, Inc.
Notes to Consolidated Financial Statements

The leases are secured by a first lien on the underlying equipment. At December 31, 2009, the assets held subject to capital leases totaled $147,138 and the related accumulated depreciation was $6,149.

Future maturities of capital lease obligations at December 31, 2009 are:

Years Ended December 31,	Amount

2010	$40,101

2011	40,101

2012	38,473

2013	31,374

2014	17,800

Total	167,849

Less portion representing interest	28,354

Total principal due at December 31, 2009	139,495

Less: current maturities	24,530

Long-term portion	$114,965

13.	Stockholder Rights Plan

On April 3, 2000, the Company declared a dividend distribution of one preferred share purchase Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on April 21, 2000.  One Right will also be distributed for each share of Common Stock issued after April 21, 2000, until the Distribution Date described in the next paragraph.  Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredths of a share (a Unit) of Series A Junior Participating Preferred Stock, $.001 par value per share, at a Purchase Price of $100.00 per Unit, subject to adjustment.  Under the Rights Plan, 1,000,000 shares of the Company’s preferred stock have been set aside.

NexMed, Inc.
Notes to Consolidated Financial Statements

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

On December 8, 2009 the Rights Agreement was amended to exempt  any person who receives the Company’s Common Stock in satisfaction of the Notes issued pursuant to the Bio-Quant Merger Agreement as discussed in Notes 3 and 9 above.

14.	Warrants

A summary of warrant activity is as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at January 1, 2007	20,125,027	$1.33
Issued (Note 8)	450,000	$1.52
Exercised	(2,790,495)	$1.83
Cancelled	(5,344,578)	$1.40
Outstanding at December 31, 2007	12,439,954	$1.23
Issued (Note 8)	250,000	$1.15
Exercised	(471,910)	$0.89
Cancelled	(100,000)	$1.52
Outstanding at December 31, 2008	12,118,044	$1.23
Issued
Exercised
Cancelled	(5,138,914)	$1.58
Outstanding at December 31, 2009	6,979,130	$1.03	1.03 years
Exercisable at December 31, 2009	6,979,130	$1.23	1.22 years

15.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $107 million for federal income tax purposes.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2028 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $2.4 million.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. It is likely that such a limitation will occur if most of the Bio-Quant notes are converted to common stock. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.  Such a change may have already resulted from the  equity financing obtained by the Company since its formation.

In 2007, 2008 and 2009,the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program.  The Company no longer has any significant NJ tax credit benefits left available to sell at December 31, 2009, and was approved to sell net operating loss tax benefits of $491,903 in 2009, $1,053,547 in 2008, and $905,515 in 2007.  The Company generated net revenues of $437,794, $937,657, and $805,909 in 2009, 2008, and 2007, respectively, as a result of the sale of the tax credits, which has been recognized as received as an income tax benefit in the Consolidated Statements of Operations.  There can be no assurance that this program will continue in future years.

NexMed, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets consist of the following:

	December 31,
	2009	2008
Deferred tax assets:
Net operating tax loss carryforwards	$44,000,000	$40,500,000
Research and development tax credits	2,400,000	2,200,000
Deferred compensation	300,000	300,000

Bases of intangible assets	(1,660,000)	-

Total deferred tax asset	45,040,000	43,000,000
Less valuation allowance	(45,040,000)	(43,000,000)
Net deferred tax asset	$—	$—

The net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax benefit at December 31, 2009, 2008 and 2007 of approximately $45, $43 million, and $39 million, respectively.  In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

The acquisition of Bio-Quant was the acquisition of the stock of Bio-Quant.  Therefore, the Company does not have the amortizable tax bases in the intangible assets, including goodwill.

On January 1, 2007, we adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2001 to 2008 are still open and subject to audit.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2009.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 are as follows:

NexMed, Inc.
Notes to Consolidated Financial Statements

	For the years ended
	December 31,
	2009	2008	2007

Federal statutory tax rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)%	(6)%	(6)%
Valuation allowance	41%	41%	41%
Sale of state net operating losses	(8.35)%	(15.35)%	(8.40)%

Provision (benefit) for income taxes	(8.35)%	(15.35)%	(8.40)%

For the years ended December 31, 2009, 2008 and 2007, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded offset by the state tax benefit from the sale of the net operating losses in New Jersey and other permanent differences.

16.	Commitments and Contingencies

Equity Compensation

The Company has made commitments to issue equity awards to certain Officers of the Company and employees of Bio-Quant.  Such commitments will be satisfied only upon approval by the shareholders of the Company to increase the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”).  Upon approval of the Plan, the Company will issue approximately 2,371,000 restricted shares to certain Bio-Quant employees pursuant to the provisions of the Plan.  Additionally, the Company will issue 3,750,000 shares to certain of its Officers pursuant to the provisions of the Plan.

Operating Leases

In January 2007, Bio-Quant entered into a lease agreement for its headquarters location in San Diego California expiring December 31, 2011. The headquarters lease term contains a base rent of $18,400 per month with 4% annual escalations, plus a real estate tax and operating expense charge to be determined annually.

In February 2008, Bio-Quant entered into a four year lease agreement for its second location in San Diego California expiring December 31, 2015 as amended in February 2010.  The  Lease term has a base rent of $13,065 per month, plus a real estate tax and operating expense charge to be determined annually.

For the period from Merger to December 31, 2009, rent expense under all operating leases was approximately $18,000.

Future minimum rental payments under the operating leases noted above are approximately:

Years Ended December 31,	Amount

2010	405,144
2011	420,167
2012	172,236
2013	177,396
2014	182,724
Thereafter	188,208
$1,545,875

NexMed, Inc.
Notes to Consolidated Financial Statements

Employment Agreements

We have an employment agreement with Mr. Damaj, our President and Chief Executive Officer. Pursuant to that agreement, we may terminate Mr. Damaj’s employment without cause on ten days notice, in which event severance pay equal to twelve months’ base  salary. Under the employment agreement, if we had terminated Mr. Damaj effective December 31, 2009, based on his 2009 compensation, he would have been paid an aggregate of $300,000, his 2009 base salary and $100,000 of which represents twice his accrued 2009 bonus.  The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and the President and Chief Executive Officer’s employment is terminated or resigns for cause, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 12-month period following termination or resignation. Based on this change of control provision, if there had been a change of control of the Company in 2009 and the President and Chief Executive Officer’s employment had terminated effective December 31, 2009, either for “Good Reason” or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $300,000.

Other

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

17.	Segment and Geographic Information

The Company has two active business segments: designing and developing pharmaceutical products and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

NexMed, Inc.
Notes to Consolidated Financial Statements

The acquisition of Bio-Quant occurred on December 14, 2009 as discussed in Note 3 above.  The revenue and expenses of Bio-Quant for the16 day period ended December 31, 2009 are not material to present as a separate segment in 2009.  Total assets of the CRO segment at December 31, 2009 are approximately $15 million.  Pro-forma information for NexMed and Bio-Quant for the years ended December 31, 2009 and 2008 is shown in Note 3 above.

18.	Subsequent Events

In January 2010, the Company raised gross proceeds of $2.3 million in an offering of unsecured promissory notes (the “2010 Notes”).  The Notes accrue interest at a rate of 10% per annum and are due and payable in full six months from the date of issuance. The principal and accrued interest due under the Notes is payable, at our election of the Company, in either cash or shares of Common Stock, par value $0.001 per share (the “Shares”).  The weighted average conversion price of the Shares potentially issuable under the Notes is $0.37 per Share, with the conversion prices ranging from $0.36 to $0.40 per Share.  Upon the maturity of the Notes, up to 6,243,243 Shares could potentially be issued in satisfaction of the then outstanding principal and accrued interest.  The Notes may be prepaid at any time without penalty.

On January 26, 2010, the Company agreed to convert $397,988 of the outstanding Convertible Notes (see Note 8) to Common Stock at a price of $0.50 per share.  As such, the Company issued 800,000 shares of Common Stock to the note holders in repayment of such $397,988 principal amount plus interest.

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 6,232,556 shares of common stock to repay such $2.3 million principal amount and interest.

On March 2, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 120,000,000 shares to 270,000,000 shares.  The proposal was approved at the special meeting and the amendment was filed with the Nevada Secretary of State concurrently with the approval.

On January 11, 2010, the Company converted $297,568.72 of outstanding principal of the Notes issued in connection with the Bio-Quant acquisition (see Note 9) to Common Stock at $0.168 per share, the fixed conversion price pursuant to the terms of the Notes.  As such, the Company issued 2,107,500 shares of Common Stock to the note holders in repayment of such $297,568.72 principal amount plus interest.

On March 17, 2010, the Company converted $1,934,160 of outstanding principal of the Notes issued in connection with the Bio-Quant acquisition (see Note 9) to Common Stock at $0.168 per share, the fixed conversion price pursuant to the terms of the Notes.  As such, the Company issued 12,940,654 shares of Common Stock to the note holders in repayment of such $1,934,160 principal amount plus interest.

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4 million to the holders of the Convertible Notes discussed in Note 8 above. The 2010 Convertible Notes are collateralized by the Company’s facility in East Windsor, New Jersey and are due on December 31, 2012.  The proceeds were used to repay the Convertible Notes then outstanding as discussed in Note 8 above.  As such, the Company received approximately $1.4 million in net proceeds.

NexMed, Inc.
Notes to Consolidated Financial Statements

The Convertible Notes are payable in cash or convertible into shares of Common Stock at $0.58 per share on or before the Due Date at the holders’ option.  The Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The Company has 126,902,281 shares of Common Stock issued and outstanding as of the date of this report as a result of the repayment of the promissory notes in 2010 as discussed above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company’s management carried out an evaluation with participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure control and procedures are effective.  There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company’s fourth quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

As permitted by the Exchange Act Rules, we did not conduct an evaluation of the effectiveness of internal controls of our CRO services division as that division came into existence with the acquisition of Bio-Quant on December 14, 2009. The effectiveness of internal controls of the CRO services division will be evaluated as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the heading “Election of Directors” and “Committees of the Board” in our Proxy Statement for the 2010 Annual Meeting, which is incorporated herein by reference, and “Executive Officers of the Registrant” of Part I of this Report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation” and “Directors Compensation” in our Proxy Statement for the 2010 Annual Meeting, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2009, about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,950,702	(1)	$1.40	1,323,064	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	2,950,702		$1.40	1,323,064

(1) Consists of options outstanding at December 31, 2009 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed, Inc. 2006 Stock Incentive Plan (the "2006 Plan").

(2) Consists of zero and 1,323,0643 shares of Common Stock that remain available for future issuance, at December 31, 2009, under the Incentive Plan and 2006 Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our Proxy Statement for the 2010 Annual Meeting, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by item 14 is set forth under the heading “Principal Accountant Fees and Services” in our Proxy Statement for the 2010 Annual Meeting, which is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

3.	Exhibits

EXHIBITS NO.	DESCRIPTION
2.1
Agreement and Plan of Merger by and among the Company, BQ Acquisition Corp., Bio-Quant, Inc., and certain other parties listed therein, dated as of November 20, 2009 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2009).

3.1	Amended and Restated Articles of Incorporation of the Company.

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003).

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

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010.

3.7	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010.

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

4.2	Rights Agreement and form of Rights Certificate (incorporated herein by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed with the Commission on April 10, 2000).

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

4.14	Form of Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2008).

4.15	Amendment No. 2 to Rights Agreement dated as of December 8, 2009 (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on December 10, 2009).
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

10.22
Common Stock and Warrant Purchase Agreement, dated January 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 27, 2006).

10.23*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.24
Securities Purchase Agreement, dated November 30, 2006, between NexMed, Inc., NexMed (U.S.A.), Inc. and Metronome LPC 1, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

10.25
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

10.27
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

10.29 +
License Agreement dated November 1, 2007 between NexMed, Inc. and Warner Chilcott Company, Inc (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008).

10.30
Securities Purchase Agreement, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.31
Senior Secured Note dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.32
Form of Binding Commitment for Credit Line, dated May 12, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008).

10.33
Side Letter, effective June 27, 2008, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008).

10.34	Form of Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).

10.35	Form of Note (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).

10.36	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).

10.37
Form of Mortgage, Security Agreement and Assignment of Leases and Rents (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).

10.38	Form of Subsidiary Guaranty (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2008).

10.39 *
NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.40
Asset Purchase Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.41
License Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.42*	Amended and Restated Employment Agreement, dated December 14, 2009, by and between NexMed, Inc. and Vivian H. Liu.

10.43*	Employment Agreement, dated December 14, 2009, by and between NexMed, Inc. and Bassam Damaj, Ph.D.

10.44	Purchase Agreement, dated March 15, 2010, by and between NexMed, Inc. and the Purchasers named therein.

10.45	Registration Rights Agreement, dated March 15, 2010.

10.46	Form of 7% Convertible Note Due December 31, 2012.

10.47	NexMed, Inc. Subscription Agreement and Instructions.

10.48	Form of Unsecured Promissory Note.

21	Subsidiaries.

23.1	Consent of Amper, Politziner & Mattia, LLP, independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NEXMED, INC.

Dated: March 31, 2010	By:	/s/ Bassam Damaj
Bassam Damaj President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bassam Damaj	Director, President and Chief Executive Officer	March 31, 2010
BASSAM DAMAJ	(principal executive officer)

/s/ Mark Westgate	Vice President, Chief Financial Officer (principal	March 31, 2010
MARK WESTGATE	financial officer and principal accounting officer)

/s/ Vivian H. Liu	Chairman of the Board of Directors	March 31, 2010
VIVIAN H. LIU

/s/ Henry Esber
HENRY ESBER	Director	March 31, 2010

/s/ Leonard A. Oppenheim
LEONARD A. OPPENHEIM	Director	March 31, 2010

/s/ Roberto Crea
ROBERTO CREA	Director	March 31, 2010

/s/ Russell Ray	Director
RUSSELL RAY		March 31, 2010

/s/ Richard J. Berman
RICHARD J. BERMAN	Director	March 31, 2010