Form 10-Q
period 2010-03-31
NEXMED INC
filed 2010-05-13
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

Commission file number 0-22245

NEXMED, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6330 Nancy Ridge Drive, Suite 103, San Diego, CA 92121
(Address of Principal Executive Offices)

(858) 222-8041
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

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 12, 2010, 132,174,024 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,546,720	$479,888
Accounts receivable	583,608	708,898
Other receivable	-	437,794
Prepaid expenses and other assets	141,563	140,521
Total current assets	3,271,891	1,767,101

Fixed assets, net	5,535,575	5,616,811
Goodwill	9,084,476	9,084,476
Restricted cash	250,000	-
Intangible assets, net of accumulated amortization	4,055,044	4,145,006
Due from related party	-	204,896
Debt issuance cost, net of accumulated amortization of $1,432 and $169,304	94,509	115,047
Total assets	$22,291,495	$20,933,337

Liabilities and stockholders' equity
Current liabilities:
Notes payable - former Bio-Quant shareholders	$9,898,809	$12,129,010
Accounts payable and accrued expenses	1,776,031	1,453,621
Payroll related liabilities	73,890	279,960
Deferred revenue - current portion	166,420	118,115
Capital lease payable - current portion	25,023	24,530
Due to related parties	-	99,682
Deferred compensation - current portion	68,000	70,000
Total current liabilities	12,008,173	14,174,918

Long Term liabilities:
Convertible notes payable	4,000,000	2,990,000
Deferred revenue	79,900	82,450
Capital lease payable	108,131	114,965
Deferred compensation	856,668	865,602
Total Liabilities	17,052,872	18,227,935

Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $.001 par value, 270,000,000 and 120,000,000
shares authorized, 127,033,001 and 104,821,571
and outstanding, respectively	127,033	104,822
Additional paid-in capital	186,080,908	174,332,442
Accumulated deficit	(180,969,318)	(171,731,862)
Total stockholders' equity	5,238,623	2,705,402

Total liabilities and stockholder's equity	$22,291,495	$20,933,337

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009

License fee revenue	$2,550	$2,466,670
Contract service revenue	1,443,202	-
Total revenue	1,445,752	2,466,670
Cost of services	1,037,232	-
Gross profit	408,520	2,466,670

Costs and expenses
Research and development	426,393	602,366
General and administrative	2,239,536	1,091,047
Total costs and expenses	2,665,929	1,693,413

Income (loss) from operations	(2,257,409)	773,257

Interest expense, net	(6,980,047)	(88,485)

Net income (loss)	$(9,237,456)	$684,772

Basic and diluted income (loss) per common share	$(0.08)	$0.01

Weighted average common shares outstanding
used for basic and diluted income (loss) per share	110,682,705	84,388,421

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(9,237,456)	$684,772
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	252,290	108,882
Non-cash interest, amortization of beneficial conversion feature and
deferred financing costs	6,838,943	7,592
Non-cash compensation expense	144,553	332,246
(Gain) loss on disposal of fixed assets	312	(43,840)
Changes in operating assets and liabilities
Increase in prepaid expenses and other assets	(1,042)	(7,362)
Decrease in accounts receivable	125,290	-
Decrease in other receivable	437,794	-
Decrease in due from related party	204,896
Increase (decrease) in accounts payable
and accrued expenses	322,410	(302,234)
Decrease in payroll related liabilities	(230,600)	(134,256)
Decrease in due to related party	(99,682)	-
Decrease in deferred compensation	(10,934)	(26,016)
Increase in deferred revenue	45,755	100,300
Net cash (used in) provided by operating activities	(1,207,471)	720,084

Cash flows from investing activities
Proceeds from sale of fixed assets	1,142	175,000
Capital expenditures	(82,545)	-
Net cash (used in) provided by investing activities	(81,403)	175,000

Cash flows from financing activities
Proceeds from issuance of notes payable	2,300,000	-
Proceeds from issuance of convertible notes payable, net of debt issue costs	3,904,059	-
Repayment of convertible notes payable	(2,592,012)	-
Repayment of capital lease obligations	(6,341)	-
Net cash provided by financing activities	3,605,706	-

Net increase in cash and cash equivalents	2,316,832	895,084

Cash and cash equivalents, beginning of period	$479,888	$2,862,960

Cash and cash equivalents, end of period	$2,796,720	$3,758,044

Supplemental Information:
Issuance of common stock in payment of convertible notes payable	$397,988	$-
Issuance of common stock in payment of notes payable	$4,530,200	$-
Other receivable from sale of fixed assets		$175,000

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1. BASIS OF PRESENTATION

NexMed, Inc. (the “Company”) was incorporated in Nevada in 1987.  The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT®  – see Note 13 for a description of licensing agreements relating to the Company’s proprietary products.

On December 14, 2009, the merger (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) with Bio-Quant, Inc. (“Bio-Quant”), was completed.   Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from December 14, 2009, the date of the Merger.  Bio-Quant is one of  the largest specialty biotechnology contract research organizations (“CROs”) based in San Diego, California and is one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has over 300 clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-regulatory filing packages.

The Company is currently focusing its efforts on new and patented pharmaceutical products based on NexACT® and on growing the newly acquired CRO business through organic growth within Bio-Quant’s current business operations and through acquiring small cash flow positive entities that have complementary capabilities to those of Bio-Quant, but are not operating at full capacity due to insufficient business development efforts.  The Company believes this strategy will allow Bio-Quant to expand its operations by broadening its service capabilities and going into new markets.

The Company’s long-term goal is to generate revenues from the growth of its CRO business while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide.  At the same time, the Company is actively pursuing partnering opportunities for its clinical stage NexACT® based treatments in the areas of dermatology and sexual dysfunction as discussed below. The successful licensing of one or more of these products would be expected to generate additional revenues for funding the Company’s long-term growth strategy.

Following the acquisition of Bio-Quant, the Company operates in two segments – designing and developing pharmaceutical products and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of $180,969,318 at March 31, 2010 and expects that it will incur additional losses in the future relating to research and development activities and integration of the operations of Bio-Quant into its strategies.  Further, the Company has substantial notes payable due within 12 months, which if not converted to common stock or re-financed, would significantly impact liquidity.  These circumstances raise substantial doubt about the Company's ability to continue as a going concern.  Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research and development of the Company’s NexACT technology, integration of the Bio-Quant CRO business, and to fund potential future acquisitions.  Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company.  See Notes 7, 8 and 16 for descriptions of funds raised during 2010 through the date of this report.  If the Company is unable to obtain additional financing, operations will need to be reduced or discontinued.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Pronouncements
In April 2010, an accounting standard update was issued by the Financial Accounting Standards Board to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect this standard to have a material impact on its financial statements.

2. ACQUISITION

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

The Notes bear interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder are payable by the Company in cash or, at the Company’s option, in NexMed Shares, which shall be valued at the fixed price of $0.168 per share.  The Merger Agreement provides that if the Company repays the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders shall not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company receives stockholder approval to do so; the Company is seeking stockholder approval at its May 24, 2010 meeting for the potential issuance of shares in repayment of the remaining amounts owed under the Notes.

The acquisition was accounted for under the purchase method of accounting under FASB ASC 805 Business Combinations. The Company has determined that it is the “accounting acquirer” in this transaction, as it meets the predominance of the factors outlined in FASB ASC 805.  Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of the Merger.

The total consideration was estimated to be approximately $13.7 million as of December 14, 2009, the date the Merger was consummated, as follows (in thousands):

Fair value of 4,000,000 shares of common stock issued for Bio-Quant common stock (1)	$1,600
Fair value of promissory notes issued for Bio-Quant common stock	12,129
Total consideration	$13,729

(1) The fair value of the shares of NexMed common stock issued was based on the closing price of the Company’s common stock on December 14, 2009, the date the Merger was consummated, or $0.40 per share.

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

Bio-Quant is a revenue-generating, cash-flow positive CRO.  Bio-Quant is expected to continue its revenue growth and cash generating CRO business.  The $9,083,000 of goodwill generated from the acquisition of Bio-Quant consists largely of the expected ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of Bio-Quant had occurred as of January 1, 2009, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Bio-Quant been operated as part of the Company since January 1, 2009.

	Three Months Ended March 31, 2009
	As Presented	Pro Forma

Revenues	$2,466,670	$3,800,183
Net Income	684,772	754,833
Net income per basic and diluted shares	$0.01	$0.01

3. ACCOUNTING FOR STOCK BASED COMPENSATION

The value of restricted stock grants are calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with the appropriate accounting guidance, and recognized over the expected service period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and development or general and administrative facility expenses, based upon the services performed by the recipient.

During December 1996, the Company adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and The NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”).  A total of 2,000,000 shares were set aside for these two plans.  In May 2000, the stockholders of the Company approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 7,500,000.  During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan.  A total of 3,000,000 shares were set aside for the plan and an additional 2,000,000 shares were added to the plan in June 2008.  Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $0.55 to $5.50.  The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding, all of which are exercisable, at March 31, 2010:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$.55 - 1.40	2,176,557	5.49 years	$0.80	$-	2,176,557	$0.80	$-
2.00 - 3.50	55,000	2.08 years	3.43	-	55,000	3.43	-
4.90 - 5.50	120,001	3.45 years	4.91	-	120,001	4.91	-

	2,351,558	5.31 years	$1.07	$-	2,351,558	$1.07	$-

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2009	2,950,702	$1.40		-
Granted	-	$-
Exercised	-	$-		-
Forfeited	(599,144)	$2.67		-

Outstanding at March 31, 2010	2,351,558	$1.07	5.31 years	$0

Vested or expected to vest at
March 31, 2010	2,351,558	$1.07	5.31 years	$0

Exercisable at March 31, 2010	2,351,558	$1.07	5.31 years	$0

There were no stock options granted during the three months ended March 31, 2010.

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

As of March 31, 2010, there was no unrecognized compensation cost related to unvested stock options.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.  As of March 31, 2010 there was $107,842 of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized during 2010.

Principal equity compensation transactions for the three months ended March 31, 2010 were as follows:

For the three months ended March 31, 2010, the Company issued 130,720 shares of common stock to Board of Directors members for services rendered and recorded expenses related to such issuances of $40,000.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Unaudited Consolidated Statements of Operations:

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009

Research and development	$-	$47,515
General and administrative	144,553	284,731

Stock-based compensation expense	$144,553	$332,246

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

4. WARRANTS

A summary of warrant activity for the three-month period ended March 31, 2010 is as follows:
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2009	6,979,130	$1.03	1.03 years
Issued	-
Exercised	-
Expired	(3,215,730)	$1.11
Outstanding at March 31, 2010	3,763,400	$0.85	1.62 years

Exercisable at March 31, 2010	3,763,400	$0.85	1.62 years

5. LOSS PER SHARE

At March 31, 2010 and 2009, respectively, options to acquire 2,351,558 and 3,236,490 shares of Common Stock, warrants to acquire 3,763,400 and 12,118,044 shares of Common Stock and convertible securities convertible into 6,896,552 and 2,946,429 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three months ended March 31, 2010 and 2009 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2010	2009

Net income (loss)	$(9,237,456)	$684,772
Weighted average common shares outstanding
used for basic and diluted income (loss) per share	110,682,705	84,388,421

Basic and diluted income (loss) per common share	$(0.08)	$0.01

6. INTANGIBLE ASSETS

Intangible assets are listed below with associated accumulated amortization:

	March 31, 2010	December 31, 2009
Bio-Quant Know-How	$3,037,000	3,037,000
Bio-Quant Trade Name	1,123,000	1,123,000
Accumulated amortization	(104,956)	(14,994)
Intangible assets, net	$4,055,044	4,145,006

The Company is currently amortizing know-how over the expected useful life of 10 years and the Bio-Quant trade name over the expected useful life of 20 years. Amortization expense amounted to $89,962 for the three months ended March 31, 2010.  Based on the carrying amount of intangible assets, assuming no future impairment of underlying assets, the estimated future amortization expense for the next five years ending March 31,

2011	$359,860
2012	359,860
2013	359,860
2014	359,860
2015	359,860
Thereafter	2,255,744

Total future amortization expense	$4,055,044

7. CONVERTIBLE NOTES PAYABLE

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4 million to the holders of the 2008 Convertible Notes discussed below.  The 2010 Convertible Notes are secured by the Company’s facility in East Windsor, New Jersey and are due on December 31, 2012.  The proceeds were used to repay the 2008 Convertible Notes then outstanding as discussed below.  As such, the Company received approximately $1.4 million in net proceeds from the issuance of the 2010 Convertible Notes.

The 2010 Convertible Notes are payable in cash or convertible into shares of Common Stock at an initial price of $0.58 per share, which may be subject to adjustment, on or before the maturity date of December 31, 2012 at the holders’ option.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

2008 Convertible Notes

On June 30, 2008, the Company issued convertible notes (the “2008 Convertible Notes”) in an aggregate principal amount of $5.75 million.  The 2008 Convertible Notes were secured by the Company’s facility in East Windsor, New Jersey.  $4.75 million of the principal amount of the 2008 Convertible Notes would have been due on December 31, 2011 (the “Due Date”) and $1 million of the principal amount of the Convertible Notes was due on December 31, 2008.  On October 16, 2008, the Company sold certain building equipment and received proceeds of $60,000 which was used to prepay a portion of the $4.75 million payment due on December 31, 2011.

The 2008 Convertible Notes were payable in cash or convertible into shares of Common Stock with the remaining principal amount initially convertible at $2 per share on or before the Due Date at the holders’ option.  The 2008 Convertible Notes had a coupon rate of 7% per annum, which was payable at the Company’s option in cash or, if the Company’s net cash balance was less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued would be the lesser of $0.08 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration would be considered contingent and therefore would only be recognized upon occurrence.

2009 and 2010 transactions with respect to the 2008 Convertible Notes are as follows:

As discussed in Note 13, the Company sold $350,000 of manufacturing equipment to Warner.  The holders of the 2008 Convertible Notes agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal that was to be paid in 2009 when the equipment was transferred to Warner.  Accordingly, on May 15, 2009, the Company repaid $50,000 to the  holders of the 2008 Convertible Notes upon the transfer of the manufacturing equipment to Warner.

On May 27, 2009, the Company agreed to convert $150,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.23 per share.  As such, the Company issued 659,402 shares of Common Stock to the note holders in repayment of such $150,000 principal amount plus interest.

On June 11, 2009, the Company agreed to convert $150,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.31 per share.  As such, the Company issued 490,645 shares of Common Stock to the note holders in repayment of such $150,000 principal amount plus interest.

On July 23, 2009, the Company agreed to convert $300,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.16 per share.  As such, the Company issued 1,883,385 shares of Common Stock to the note holders in repayment of such $300,000 principal amount plus interest.

On July 29, 2009, the Company agreed to convert $100,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.15 per share.  As such, the Company issued 670,426 shares of Common Stock to the note holders in repayment of such $100,000 principal amount plus interest.

On September 16, 2009, the Company agreed to convert $350,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.15 per share.  As such, the Company issued 2,368,722 shares of Common Stock to the note holders in repayment of such $350,000 principal amount plus interest.

On October 14, 2009, the Company agreed to convert $350,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.16 per share.  As such, the Company issued 2,193,455 shares of Common Stock to the note holders in repayment of such $350,000 principal amount plus interest.

On October 15, 2009, the Company agreed to convert $250,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.15 per share.  As such, the Company issued 1,671,528 shares of Common Stock to the note holders in repayment of such $250,000 principal amount plus interest.

On November 10, 2009, the Company issued convertible notes in the aggregate principal amount of $750,000 under terms substantially similar to those of the original 2008 Convertible Notes as described above.

On November 10, 2009, the Company amended the 2008 Convertible Notes such that the conversion price for $750,000 in principal amount of the 2008 Convertible Notes was changed from $2.00 to $0.14 per share.

On November 24, December 7, December 9 and December 14, 2009, the note holders converted $500,000, $125,000, $35,000 and $90,000, respectively, of the outstanding 2008 Convertible Notes pursuant to the November 10, 2009 amendment above.  As such, the Company issued 5,419,782 shares of Common Stock to the note holders in repayment of such $750,000 principal amount plus interest.

As a result of these prepayments and conversions, at December 31, 2009, the principal amount outstanding of the 2008 Convertible Notes was $2,990,000, of which the conversion price was $2.00 per share for all such principal amount.

On January 26, 2010, the Company agreed to convert $397,988 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.50 per share.  As such, the Company issued 800,000 shares of Common Stock to the note holders in repayment of such $397,988 principal amount plus interest.

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $2.00 per share and the $0.50 price listed above.  Non-cash interest expense recognized with respect to this conversion was $1,200,000 during the three months ended March 31, 2010.

The remaining balance outstanding on the 2008 Convertible Notes of $2,592,012 was repaid in full on March 15, 2010 with the proceeds received from the 2010 Convertible Notes.

8. NOTES PAYABLE

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 2 above. The Notes bear interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger, or December 14, 2010.  The terms of the Notes provide that the principal amounts and all interest thereunder are payable by the Company in cash or, at the Company’s option, in NexMed Shares, which shall be valued at the fixed price of $0.168 per share.  The Merger Agreement provides that if the Company repays the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders shall not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company receives stockholder approval to do so; the Company is seeking such approval at its May 24, 2010 meeting of stockholders.  If the Company receives such stockholder approval, the total number of additional NexMed Shares issued to Bio-Quant shareholders in payment of the Notes will be up to approximately 63 million shares.  The principal amount of the Notes outstanding at December 31, 2009 was $12,129,010 and is reflected as Notes payable in the current liabilities section of the Consolidated Balance Sheet.  The Company has determined that it will recognize a beneficial conversion charge based upon the difference between the quoted market price of the common stock and the fixed conversion price at the time of the conversion.

On January 11, 2010, the Company repaid $261,016 of outstanding principal of the Notes through the issuance of Common Stock at $0.168 per share, which is the fixed payment price pursuant to the terms of the Notes.  As such, the Company issued 2,107,500 shares of Common Stock to the note holders in repayment of such $261,016 principal amount plus interest.

On March 17, 2010, the Company repaid an additional $1,969,185 of outstanding principal of the Notes through the issuance of Common Stock at $0.168 per share, which is the fixed payment price pursuant to the terms of the Notes.  As such, the Company issued 12,940,654 shares of Common Stock to the note holders in repayment of such $1,969,185 principal amount plus interest.

The Company recognized a beneficial conversion charge for the differential between the original conversion rate of $0.168 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such the beneficial conversion charge non-cash interest expense recognized with respect to the Notes for the three months ended March 31, 2010 was $4,512,640.

In January 2010, the Company raised gross proceeds of $2.3 million in an offering of unsecured promissory notes (the “2010 Notes”).  The 2010 Notes accrued interest at a rate of 10% per annum and were due and payable in full six months from the date of issuance. The principal and accrued interest due under the Notes was payable, at the election of the Company, in either cash or shares of Common Stock, par value $0.001 per share (the “Shares”).  The weighted average conversion price of the 2010 Notes was $0.37 per Share, with the conversion prices ranging from $0.36 to $0.40 per Share.

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 6,232,556 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $0.36 to $0.40 per share and the market price of the Company’s Common Stock at the time of the above repayment.  The Company has recorded a beneficial conversion charge to interest expense of $660,819 during the three months ended March 31, 2010 as a result of the conversion.

9. LINE OF CREDIT

On March 8, 2010, Bio-Quant entered into a Loan and Security agreement with Square 1 Bank for a revolving line of credit (“credit line”) in the amount of $250,000. The credit line is secured by a $250,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at March 31, 2010. The credit line expires on March 7, 2011 and bears interest at 4.25% per annum, or 1% above the Prime Rate.

As of March 31, 2010, the entire credit line remained available as Bio-Quant had not drawn down on the credit line.

In April 2010, Bio-Quant has drawn down $185,000 on the line of credit.

10. DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of March 31, 2010, the Company has accrued $924,668 in deferred compensation.

11. RELATED PARTY TRANSACTIONS

Approximately 63% of the Bio-Quant notes payable described in Note 8 are held by executives of the Company.

Prior to Merger, Bio-Quant had promissory notes receivable of approximately $380,000 from three entities controlled by the former Bio-Quant shareholders.  Management of the Company has determined that the fair value of these notes was $204,896 at the time of the Bio-Quant acquisition, representing the value of Prevonco™ purchased in 2010 by the Company from one of these entities in settlement of a like-amount of the promissory note.  Prevonco™ is a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors. The remainder of the notes receivable have been assigned no fair value, as there is significant uncertainty as to whether any amounts will be collectible.

Prior to the Merger, Bio-Quant periodically borrowed and repaid funds from the Company’s Chief Executive Officer and his affiliates pursuant to promissory notes bearing interest rate of 10% per annum. The balance owed by the Company at December 31, 2009 and included in amounts due to related parties in the accompanying consolidated balance sheet is $84,979. These amounts were repaid in full during the first quarter of 2010.

12. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $107 million for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2028 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $2.4 million.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by United States tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. It is likely that such a limitation will occur if most of the Bio-Quant notes are converted to common stock. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.  Such a change may have already resulted from the  equity financing obtained by the Company since its formation.

On January 1, 2007, we adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2001 to 2008 are still open and subject to audit.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at March 31, 2010.

13. LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

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

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®  and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros®.and recognized a gain of $43,840. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 was recognized as revenue for three months ended March 31, 2009, as the Company had no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $2,550 and $1,700 was being recognized as revenue for the three months ended March 31, 2010 and 2009, respectively.  The balance of $90,100 is recorded as deferred revenue on the Consolidated Balance Sheet at March 31, 2010.

On April 15, 2009, the Company entered into a First Amendment (the “Amendment”) to the Asset Purchase Agreement.  The Amendment provided that from May 15, 2009 through September 15, 2009, the Company would permit certain representatives of Warner access to and use of the Company’s manufacturing facility for the purpose of manufacturing Vitaros®, and in connection therewith the Company would provide reasonable technical and other assistance to Warner.  In consideration, Warner agreed to pay the Company a fee of $50,000 per month, or $200,000 in the aggregate.

MycoVa (formerly NM100060)

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, MycoVa (formerly NM100060).  Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company was eligible to receive royalties based upon the level of sales achieved and to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial up-front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for MycoVa (formerly NM100060).   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company was no longer obligated to complete the remaining preclinical studies for MycoVa (formerly NM100060).   Novartis took over all responsibilities and completed the remaining preclinical studies.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for MycoVa (formerly NM100060) required for the filing of the NDA in the U.S.  On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on First Interpretable Results of the Phase 3 trials.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, the Company announced the mutual decision reached with Novartis to terminate the licensing agreement.  Accordingly, pursuant to the Termination Agreement, Novartis has provided the Company reports associated with the Phase 3 clinical trials conducted for MycoVa (formerly NM100060) and is assisting and supporting the Company in connection with the assignment, transfer and delivery to the Company of all know-how and data relating to MycoVa (formerly NM100060) in accordance with the terms of the License Agreement.

In consideration of such assistance and support, the Company will pay to Novartis 15% of any upfront and/or milestone payments that it receives from any future third party licensee of MycoVa (formerly NM100060), as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa (formerly NM100060) (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of its assets, is sold, the Company will pay to Novartis 15% of any upfront and/or milestone payments received by the Company or its successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

14. COMMITMENTS AND CONTINGENCIES

Equity Compensation

The Company has made commitments to issue equity awards to certain officers of the Company and employees of Bio-Quant.  Such commitments will be satisfied only upon approval by the shareholders of the Company to increase the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”); the Company is seeking such approval at the May 24, 2010 stockholders meeting.  Upon approval of the increase in shares authorized for issuance under the Plan, the Company will issue approximately 2,371,000 restricted shares to certain Bio-Quant employees pursuant to the provisions of the Plan.  Additionally, the Company will issue 3,750,000 shares to certain of its officers pursuant to the provisions of the Plan.

Employment Agreements

We have an employment agreement with Dr. Damaj, our President and Chief Executive Officer. Pursuant to that agreement, we may terminate Dr. Damaj’s employment without cause on ten days notice, in which event Dr. Damaj would be entitled to severance pay equal to twelve months’ base salary. Under the employment agreement, if we had terminated Dr. Damaj effective December 31, 2009, based on his 2009 compensation, he would have been paid an aggregate of $300,000, his 2009 base salary, and $100,000, which represents twice his accrued 2009 bonus.  The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and the President and Chief Executive Officer’s employment is terminated or resigns for cause, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 12-month period following termination or resignation. Based on this change of control provision, if there had been a change of control of the Company in 2009 and Dr. Damaj’s employment had terminated effective December 31, 2009, either for “Good Reason” or without cause, then Dr. Damaj would have been entitled to termination pay equal to $300,000.

15. SEGMENT INFORMATION

NexMed operates in two segments: the NexACT®  drug delivery technology business and the Bio-Quant CRO business.  The NexACT®  drug delivery technology business segment consists of designing and developing pharmaceutical products using the Company’s proprietary NexACT®  drug delivery technology.  This segment performs research and development by creating new pharmaceutical products through the successful application of the NexACT® technology to improve therapeutic outcomes and reduce systemic side effects that often accompany existing oral and injectable medications.   The Bio-Quant CRO business segment provides pre-clinical CRO services to pharmaceutical and biotechnology companies in the areas of in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-investigational new drug (“pre-IND”) enabling packages.

Segment information for the three months ended March 31, 2010 follows:

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total

Revenue	$2,550	$1,443,202	$-	$1,445,752
Cost of Services	-	1,037,232	-	1,037,232
Gross Profit	$2,550	$405,970	$-	$408,520
Costs and expenses
Research and development	426,393	-	-	426,393
General and administrative	-	576,493	1,663,043	2,239,536
Loss from operations	$(423,843)	$(170,523)	$(1,663,043)	$(2,257,409)

Total Assets	$-	$15,097,452	$7,194,043	$22,291,495

Capital Expenditures	$-	$80,741	$1,804	$82,545

16. SUBSEQUENT EVENT

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  Through May 12, 2010, the Company had sold an aggregate of approximately 5.1 million shares of common stock under the Sales Agreement at a weighted average sales price of approximately $0.48 per share, resulting in offering proceeds of approximately $2.4 million, net of sales commissions. As a result of these sales of stock, the conversion price of the Convertible Notes described above in Note 7 will be adjusted pursuant to the weighted average antidilution features contained in those notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

Corporate History

We are a Nevada corporation and have been in existence since 1987.  We have operated in the pharmaceutical industry since 1995, focusing on research and development in the area of drug delivery.  Our proprietary drug delivery technology is called NexACT® ..

In 2005 and 2007 we entered into licensing agreements with Novartis International Pharmaceutical Ltd. (“Novartis”) and Warner Chilcott Company, Inc. (“Warner”), respectively, pursuant to which we granted to Novartis and Warner rights to develop and commercialize products we developed using the NexACT® technology.  Please see the NexACT® Drug Delivery Technology section below for a detailed discussion about MycoVa (formerly NM100060), our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection), which we licensed to Novartis in 2005 and Vitaros®,,  a topical alprostadil-based cream treatment intended for patients with erectile dysfunction, which we licensed to Warner in 2007.  Also see Note 13 of the Notes to the Consolidated Financial Statements for a description of the licensing agreements and their current status.

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

Growth Strategy

We are currently focusing our efforts on new and patented pharmaceutical products based on our patented drug delivery technology known as NexACT® and on growing the newly acquired CRO business through both organic growth within Bio-Quant’s current business operations and through the acquisition of small cash flow positive entities that have complementary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  We believe this strategy will allow Bio-Quant to expand its operations by broadening its service capabilities and going into new markets.

We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the U.S. Food and Drug Administration (“FDA”), (2) with proven efficacy and safety profiles, (3) with patents expiring in the near term or expired and (4) with proven market track records and potential.  Further, with the pre-clinical and formulation expertise derived from the acquisition of Bio-Quant, we have begun to develop new formulations based on the application of NexACT® technology to drug compounds in the areas of oncology, inflammation, immunology, and metabolic diseases.  We also intend to actively promote the NexACT technology to Bio-Quant clients as well as other companies seeking innovative alternatives and solutions to their development problems.

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

 Through the acquisition of Bio-Quant we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology, and metabolic diseases.  In addition, we are conducting additional studies to extend the validation of the NexACT technology into the oral or subcutaneous delivery of classes of drugs for these and other indications.

On January 12, 2010, we announced results from a pre-clinical study which supported the ability of the NexACT technology to deliver an oral formulation of Taxol® (paclitaxel) and to enhance the drug’s bioavailability by approximately ten-fold through this oral administration. Taxol, a first line chemotherapy drug used to treat breast, lung and ovarian cancers, is currently administered through an intravenous infusion that can take up to 24 hours to complete. Taxol® is a registered trademark of Bristol-Myers Squibb Company.

On March 17, 2010, we announced results from a pre-clinical study which successfully demonstrated the ability of the NexACT technology to deliver insulin and other large molecule drugs such as Taxol subcutaneously, in a depot-like fashion (or slow release) over a 24 hour period from a single injection. Specifically, rodents that received insulin injections incorporating the NexACT technology showed bio-equivalency to Lantus® in controlling glucose levels in the blood.  Further studies in rodents showed that NexACT was able to deliver Taxol® subcutaneously in levels similar to those previously observed in NexACT-based oral Taxol formulation without any apparent toxicity.  Lantus®,a product of Sanofi Aventis, is a commonly prescribed insulin injection for treating diabetes.  Additionally, we are continuing to further develop our NexACT formulation of Taxol®  in anticipation of potential human clinical trials.

In March 2010, we acquired PrevOnco™, a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors.   Based on in vivo mouse data, the product looks promising for treating human hepatocellular carcinoma (HCC), or liver cancer.   In addition, PrevOnco™ has received Orphan Drug Designation by the US FDA for HCC.  On March 25, 2010, we filed the IND including a proposed Phase 2 clinical protocol for PrevOnco™.

On April 26, 2010 we announced that the FDA cleared us to proceed with our proposed Phase 2 clinical study of PrevOnco™ as a first line therapy for treating HCC.  Additionally, in IND review communication, the FDA gave us the opportunity to move PrevOnco™ directly into a Phase 3 trial that would support marketing approval, subject to positive study results.  In order to pursue this regulatory path, we would need to expand the proposed Phase 2 study design to use PrevOnco™ in combination with Doxorubicin as a second-line therapy for patients who have failed NEXAVAR®, the currently marketed first-line anticancer treatment in the U.S., for patients with either HCC or advanced renal cell carcinoma (cancer of the kidney). NEXAVAR® is marketed by Bayer HealthCare Pharmaceuticals, Inc

MycoVa Anti-Fungal Treatment (formerly NM100060)

We had an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for MycoVa (formerly NM100060), our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa (formerly NM100060) and had assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, we were eligible to receive royalties based upon the level of sales achieved.

The completion of patient enrollment in the Phase 3 clinical trials for MycoVa (formerly NM100060) triggered a $3 million milestone payment from Novartis to be paid 7 months after the last patient enrolled in the Phase 3 studies.  However, the agreement also provided that clinical milestones paid to us by Novartis would be reduced by 50% until we received an approved patent claim on the MycoVa (formerly NM100060).  As such, we initially received only $1.5 million from Novartis.

On October 17, 2008, the U.S. Patent and Trademark Office issued the Notice of Allowance on our patent application for MycoVa (formerly NM100060).  This triggered a $2 million milestone payment from Novartis.  On October 30, 2008 we received a payment of $3.5 million from Novartis consisting of the balance of $1.5 million of the patient enrollment milestone and the $2 million patent milestone.

In July 2008, Novartis completed the Phase 3 clinical trials for MycoVa (formerly NM100060).  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for MycoVa (formerly NM100060) consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of MycoVa (formerly NM100060) in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at that time.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement.  In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase 3 studies that they conducted for MycoVa (formerly NM100060) and is assisting and supporting us in connection with the assignment, transfer and delivery to us of all know-how and data relating to the product.

In consideration of such assistance and support, we will pay to Novartis 15% of any upfront and/or milestone payments that we receive from any future third party licensee of MycoVa (formerly NM100060), as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa (formerly NM100060) (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of our assets, is sold, we will pay to Novartis 15% of any upfront and/or milestone payments received by us or our successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

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

           In Canada, we filed the New Drug Submission (“NDS”) for Vitaros in February 2008 and received a Notice of Non-Compliance (“Notice”) on January 19, 2010.  The Notice was an end-of-review communication from Health Canada when additional information was needed to reach final decision on product approval.  The deficiencies cited in the Notice were related specifically to the product’s CMC (Chemistry, Manufacturing and Controls), and no pre-clinical or clinical deficiencies were cited in the Notice.  In February 2010, we met with Health Canada to discuss their concerns and were able to reach agreement with them on the necessary action steps which would be completed and included in our response to the Notice.  On April 22, 2010, we announced that we filed our response to the Notice.  Health Canada has a 45-day screening process for acceptance of the Response by their Regulatory Project Management group.  The acceptance of the Response triggers a new 150-day review cycle by the NDS reviewers for a final approval or rejection of the marketing application.

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

We have also continued early stage development work for our product pipeline with the goal of focusing our attention on product opportunities that would replicate the model of our previously licensed anti-fungal nail treatment.  We have in our pipeline a viable topical treatment for psoriasis, a common dermatological condition. Since the acquisition on December 14, 2009, our Bio-Quant team has been reviewing and studying the pre-clinical stage topical products in our pipeline to determine if additional value can be created through further testing in-house. These products include the above-mentioned treatment for psoriasis, cancer, inflammation and also treatments for pain and wound healing.

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

To date, approximately 80% of Bio-Quant’s revenue has been generated from pre-clinical contract services.  The CRO industry in general continues to be dependent on the research and development efforts of pharmaceutical and biotechnology companies as major customers, and we believe this dependence will continue.  The current uncertain economic conditions is believed to have caused customers to re-evaluate priorities resulting in increases in contracts for the more promising projects, scaling back and/or canceling other GLP projects towards clinical trials.  Many companies in the biopharmaceutical industry are reducing costs and, often, their workforce.  Bio-Quant may benefit from increased outsourcing on the part of its customers, or it may be harmed by a reduction in spending if the biopharmaceutical industry scales back on pre-clinical projects.  Bio-Quant views the current conditions as an opportunity to attract well qualified candidates to strengthen and improve its operations.  Another trend in the industry is the decline in prescription drug sales caused by cost conscious patients opting for less expensive generic drugs or none at all.  This presents both an opportunity and a challenge to Bio-Quant, as its customers will need to find less costly, or more efficient research options often through the establishment of strategic alliances or partnerships.  Bio-Quant believes it is well positioned for this development.

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

Liquidity and Capital Resources.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through March 31, 2010, we had an accumulated deficit of $180,969,318.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

As a result of our losses to date and accumulated deficit, there is doubt as to our ability to continue as a going concern, and, accordingly, our independent registered public accounting firm has modified its report on our December 31, 2009 consolidated financial statements included in our Annual Report on Form 10-K in the form of an explanatory paragraph describing the events that have given rise to this uncertainty. These factors may make it more difficult for us to obtain additional funding to meet our obligations. Our ability to continue as a going concern is based on our ability to generate or obtain sufficient cash to meet our obligations on a timely basis and ultimately become profitable.

At March 31, 2010, we had cash and cash equivalents of approximately $2.8 million as compared to $480,000 at December 31, 2009.   During the first quarter of 2010, we received net proceeds of approximately $3.6 million as a result of the issuance of convertible Notes as discussed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements.  The receipt of this cash during the first quarter of 2010 was offset by our cash used.  Our net cash outflow during the first quarter was approximately $1.28 million which includes approximately $437,000 in proceeds received during the quarter from the sale of our New Jersey net operating losses in 2009.  During the quarter our Bio-Quant CRO had a net cash outflow of approximately $163,000.  Our monthly administrative overhead, including public company expenses, is approximately $150,000 per month.  Additionally, we spent approximately $143,000 for our 2009 annual audit fee, $261,000 in legal fees for various transactions including the Notes issued as discussed in Note 7 and Note 8 of the Notes to the Unaudited Consolidated Financial Statements, the Special Meeting of our shareholders held in March and also fees related to the acquisition of Bio-Quant in 2009.   We also spent approximately $427,000 for the development of our NexACT technology and related pipeline products.  During the first quarter, we spent approximately $137,000 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $93,000 in costs related to managing our building in East Windsor, NJ before the tenant took occupancy in February 2010, and  $110,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

On April 21, 2010, we entered  into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to our effective shelf registration statement on Form S-3 (File No. 333-165960).  Through May 12, 2010, the Company had sold an aggregate of approximately 5.1 million shares of common stock under the Sales Agreement at a weighted average sales price of approximately $0.48 per share, resulting in offering proceeds of approximately $2.4 million, net of sales commissions.

Our current cash reserves of approximately $4.5 million as of the date of this report, which includes the net proceeds raised to date from the above Sales Agreement, should provide us with sufficient cash to fund our operations well into the second half of 2011 assuming we convert or extend the maturity of significant amounts due in 2010 and 2011 under notes payable as discussed in Note 8 of the Consolidated Financial Statements.  This projection is based on the monthly operating expenses of maintaining our public listing together with continued research and development expenses related to the NexACT drug delivery technology along with Bio-Quant’s business growing in line with projected rates over 2009 levels with no additional acquisitions in 2010.

Critical Accounting Estimates.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.   The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  Actual results could differ from these estimates.  There have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Results of Operations.

Comparison of Three Months Ended March 31, 2010 and 2009

Revenue.  We recorded $1,445,752 in revenue during the first quarter of 2010, as compared to $2,466,670 in revenue during the first quarter of 2009.   The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 13 of the Notes to Unaudited Consolidated Financial Statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.  We will expect to continue to see this level of revenue generated on a quarterly basis from our Bio-Quant CRO in 2010.

Research and Development Expenses.  Our research and development expenses for the first quarter of 2010 and 2009 were $426,393 and $602,366, respectively.  While we began to reduce our research and development expenses in 2009, we have now begun to increase our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.

General and Administrative Expenses.  Our general and administrative expenses were $2,239,536 during the first quarter of 2010 as compared to $1,091,047 during the same period in 2009.   The increase is due to the costs associated with the special meeting of shareholders held in March 2010, as well as the increase in expenses related to the Bio-Quant CRO business.  There was no such meeting in 2009 and the Bio-Quant CRO business was not acquired until December 2009.

Interest Expense, Net.  We had net interest expense of $6,980,047 during the first quarter of 2010, as compared to $88,485 during the same period in 2009.  The increased interest expense is the result of interest expense recognized on the beneficial conversion feature of the convertible notes as discussed in Notes 7 and 8 to the unaudited consolidated financial statements.  Non-cash interest expense was $6,838,943 and $7,592 for the first quarter ended March 31, 2010 and 2009, respectively.

 Net Income (Loss).  The net loss was ($9,237,456) or ($0.08) per share in the first quarter of 2010 as compared to net income of $684,772 or $0.01 per share during the same period in 2009.  The decrease in net income which resulted in the net loss is primarily attributable to the increased general and administrative expenses and non-cash interest charges as discussed above.  Additionally, in 2009, there was a one-time transaction for the sale of U.S. rights of Vitaros® to Warner as discussed in Note 13 of the Notes to Unaudited Consolidated Financial Statements, which increased revenue.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in our consolidated financial condition, expenses, consolidated results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

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

NEXMED, INC.

Date: May 13, 2010	/s/ Mark Westgate
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