Form 10-Q
period 2010-06-30
NEXMED INC
filed 2010-08-12
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.

Commission file number 0-22245

NEXMED, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 10, 2010, 12,824,692 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NexMed, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,215,095	$479,888
Accounts receivable	641,716	708,898
Other receivable	-	437,794
Prepaid expenses and other assets	257,581	140,521
Total current assets	5,114,392	1,767,101

Fixed assets, net	5,620,741	5,616,811
Goodwill	9,084,476	9,084,476
Restricted cash	603,000	-
Intangible assets, net of accumulated amortization	3,965,082	4,145,006
Due from related party	-	204,896
Debt issuance cost, net of accumulated amortization of $10,718 and $169,304	92,972	115,047
Total assets	$24,480,663	$20,933,337

Liabilities and stockholders' equity
Current liabilities:
Notes payable - former Bio-Quant shareholders	$-	$12,129,010
Accounts payable and accrued expenses	1,333,499	1,453,621
Payroll related liabilities	418,083	279,960
Short-term borrowing from banks	401,000	-
Deferred revenue - current portion	107,108	118,115
Capital lease payable - current portion	25,811	24,530
Due to related parties	-	99,682
Deferred compensation - current portion	68,596	70,000
Total current liabilities	2,354,097	14,174,918

Long term liabilities:
Convertible notes payable	4,000,000	2,990,000
Deferred revenue	77,350	82,450
Capital lease payable	101,374	114,965
Deferred compensation	839,510	865,602
Total liabilities	7,372,331	18,227,935

Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $.001 par value, 18,000,000 and 8,000,000
shares authorized, 12,626,541 and 6,988,105
and outstanding, respectively	12,626	6,988
Additional paid-in capital	202,343,672	174,430,276
Accumulated deficit	(185,247,966)	(171,731,862)
Total stockholders' equity	17,108,332	2,705,402

Total liabilities and stockholders' equity	$24,480,663	$20,933,337

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2010	2009	2010	2009

License fee revenue	$32,550	$102,613	$35,100	$2,569,283
Contract service revenue	1,438,377	-	2,881,579	-
Total revenue	1,470,927	102,613	2,916,679	2,569,283
Cost of services	1,021,951	-	2,059,183	-
Gross profit	448,976	102,613	857,496	2,569,283

Costs and expenses
Research and development	477,566	716,453	903,959	1,318,819
General and administrative	2,640,400	694,749	4,879,936	1,785,796
Total costs and expenses	3,117,966	1,411,202	5,783,895	3,104,615

Loss from operations	(2,668,990)	(1,308,589)	(4,926,399)	(535,332)

Interest expense, net	(1,609,657)	(117,569)	(8,589,704)	(206,054)

Net loss	$(4,278,648)	$(1,426,158)	$(13,516,104)	$(741,386)

Basic and diluted loss per common share	$(0.47)	$(0.25)	$(1.64)	$(0.13)

Weighted average common shares outstanding
used for basic and diluted loss per share	9,140,451	5,625,895	8,264,515	5,641,166

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2009	6,988,105	$6,988	$174,430,276	$(171,731,862)	$2,705,402

Issuance of compensatory stock to employees	-	-	1,114,936	-	1,114,936
Issuance of compensatory stock to the board of directors	8,715	9	79,991	-	80,000
Issuance of common stock, net of offering costs	518,264	518	3,298,522	-	3,299,040
Issuance of common stock in payment of convertible notes payable	468,837	469	4,578,362	-	4,578,831
Issuance of common stock in payment of notes payable to the former Bio-Quant shareholders	4,642,620	4,642	18,841,585	-	18,846,227
Net loss	-	-	-	(13,516,104)	(13,516,104)

Balance at June 30, 2010	12,626,541	$12,626	$202,343,672	$(185,247,966)	$17,108,332

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2010	2009
Cash flows from operating activities
Net loss	$(13,516,104)	$(741,386)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	471,398	201,767
Non-cash interest, amortization of beneficial conversion feature and
deferred financing costs	8,716,575	51,762
Non-cash compensation expense	1,194,927	573,234
(Gain) loss on disposal of fixed assets	312	(42,869)
Increase in prepaid expenses and other assets	(117,060)	(65,797)
Decrease in accounts receivable	67,182	-
Decrease in other receivable	437,794	-
Decrease in due from related party	204,896
Decrease in accounts payable and accrued expenses	(120,122)	(198,583)
Increase (decrease) in payroll related liabilities	138,124	(232,722)
Decrease in due to related party	(99,682)	-
Decrease in deferred compensation	(27,496)	(41,873)
(Decrease) increase in deferred revenue	(16,107)	147,750
Net cash used in operating activities	(2,665,363)	(348,717)

Cash flows from investing activities
Proceeds from sale of fixed assets	1,142	350,000
Capital expenditures	(296,856)	(2,928)
Net cash (used in) provided by investing activities	(295,714)	347,072

Cash flows from financing activities
Proceeds from issuance of notes payable	2,300,000	-
Proceeds from issuance of convertible notes payable, net of debt issue costs	3,896,310	-
Issuance of common stock, net of offering costs	3,306,296	-
Procceds from short-term borrowing	401,000	-
Repayment of convertible notes payable	(2,592,012)	(50,000)
Repayment of capital lease obligations	(12,310)	-
Net cash provided by (used in) financing activities	7,299,284	(50,000)

Net change in cash and cash equivalents	4,338,207	(51,645)

Cash and cash equivalents, beginning of period	$479,888	$2,862,960

Cash and cash equivalents, end of period	$4,818,095	$2,811,315

Supplemental Information:
Issuance of common stock in payment of convertible notes payable	$397,888	$300,000
Issuance of common stock in payment of notes payable to
former Bio-Quant shareholders	$12,129,010	$-
Cash paid for interest	$67,762	$-

See notes to unaudited consolidated financial statements.

NexMed, Inc.
Notes to Unaudited
Consolidated Financial Statements

1.           BASIS OF PRESENTATION

NexMed, Inc. (the “Company”) was incorporated in Nevada in 1987.  The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT®  – see Note 14 for descriptions of the licensing agreements relating to the Company’s proprietary products.

On December 14, 2009, the merger (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company (the “Company”) and BQ Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) with Bio-Quant, Inc. (“Bio-Quant”), was completed.  Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from December 14, 2009, the date of the Merger.  Bio-Quant is one of  the largest specialty biotechnology contract research organizations (“CROs”) based in San Diego, California and is one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant performs both in vitro and in vivo pharmacology, pharmacokinetic (PK) and toxicology studies to support pre-regulatory filing packages.

The Company is currently focusing its efforts on the development of new and patented pharmaceutical products, some of which are based on NexACT®, and on seeking to grow the  CRO business operated through the Bio-Quant subsidiary.

The Company’s long-term goal is to generate revenues from the growth of its CRO business while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide.  The Company is actively pursuing partnering opportunities for its clinical stage NexACT® based and non NexACT® based treatments in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction as discussed below. The successful licensing of one or more of these products would be expected to generate additional revenues for funding the Company’s long-term growth strategy.

Following the acquisition of Bio-Quant, the Company now operates in two segments – designing and developing pharmaceutical products and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

Effective June 21, 2010, the Company completed a reverse stock split pursuant to which each fifteen shares of Company's common stock then issued and outstanding was automatically converted into one share of the Company's common stock; no change was made to the per-share par value of the common stock. The authorized capital stock was also proportionately reverse split by a factor of fifteen-for-one. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of $185,247,966 at June 30, 2010 and expects that it will incur additional losses in the future relating to research and development activities and integration of the operations of Bio-Quant into its strategies.  Further, the Company has certain notes payable due within 24 months, which if not converted to common stock or re-financed, would significantly impact liquidity.  These obligations raise substantial doubt about the Company's ability to continue as a going concern.  Management anticipates that the Company will require additional financing, which it is actively pursuing, to fund operations, including continued research and development of the Company’s NexACT technology, expansion of the Bio-Quant CRO business, and to fund potential future acquisitions.  Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining financing on terms acceptable to the Company.  See Notes 7, 8 and 11 for a description of funds raised during 2010 through the date of this report.  If the Company is unable to obtain additional financing, operations will need to be reduced or discontinued.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Pronouncements

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

2.           ACQUISITION

On November 20, 2009, the Company entered into the Merger Agreement with Bio-Quant. Pursuant to the Merger Agreement, on December 14, 2009 (the “Effective Time”), each outstanding share of common stock, par value $0.01 per share, of Bio-Quant was canceled and converted into the right to receive 913.96 shares of common stock, par value $0.001 per share, of the Company (the “NexMed Shares”), as well as a promissory note (each, a “Note”) in the original principal amount of $2,771.37.   In connection with the closing of the Merger, the Company issued an aggregate of 4,000,000 NexMed Shares and Notes in the aggregate original principal amount of $12,129,010 to the shareholders of Bio-Quant.

The Notes accrued interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in NexMed Shares, which would be valued at the fixed price of $2.52 per share.  The Merger Agreement provides that if the Company repaid the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Stock Market.  The Company received stockholder approval at its May 24, 2010 meeting for the potential issuance of shares in full repayment of the remaining amounts owed under the Notes, and, on June 21, 2010, the Company repaid the remaining outstanding principal and interest accrued under the Notes in NexMed Shares.

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

Accordingly, the purchase price has been allocated to the assets and liabilities of Bio-Quant as presented below (in thousands):

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

Bio-Quant is a revenue generating, cash flow positive CRO.  Bio-Quant is expected to continue its revenue growth and cash generating CRO business.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consists largely of the expected ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.

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

Consolidated Pro Forma Statements of Operations (unaudited)

	Six Months Ended June 30, 2009
	As Presented	Pro Forma
Revenues	$2,569,283	$5,645,154
Net (loss) income	(741,386)	531,408
Net (loss) income per basic and diluted shares	$(0.13)	$0.09

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

During December 1996, the Company adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and The NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the stockholders of the Company approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (the “2006 Plan”).  A total of 200,000 shares were set aside for the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 meeting to add an additional 1,000,000 shares to the 2006 Plan.  Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $8.25 to $74.10.  The maximum term for options granted under these plans is 10 years.

The following table summarizes information about options outstanding, all of which are exercisable, at June 30, 2010:

	Options Outstanding
		Weighted Average		Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value
$8.25 - 21.00	145,104	5.24 years	$11.99	$-
48.75 - 52.50	3,667	2.08 years	51.47	-
73.50 - 74.10	8,000	3.45 years	73.70	-

	156,771	5.06 years	$16.07	$-

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2009	196,713	$21.00		-
Granted	-	-
Exercised	-	-		-
Forfeited	(39,943)	40.05		-

Outstanding at June 30, 2010	156,771	16.07	5.06 years	-

Vested or expected to vest at June 30, 2010	156,771	1.07	5.06 years	-

Exercisable at June 30, 2010	156,771	$1.07	5.06 years	-

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

As of June 30, 2010, there was no unrecognized compensation cost related to unvested stock options.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.  As of June 30, 2010 there was $1,328,413 of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a period of 2.5 years.

Principal equity compensation transactions for the six months ended June 30, 2010 were as follows:

For the six months ended June 30, 2010, the Company issued 16,996 shares of common stock to members of the Board of Directors for services rendered and recorded expenses related to such issuances of $80,000.

On April 9, 2010, the Company awarded grants of restricted shares of Common Stock of 10,000 shares to Mark Westgate, the Company’s Chief Financial Officer, 6,667 shares to Dr Henry Esber, the Company’s Executive Vice President and Board member and 5,000 shares to Edward Cox, the Company’s Vice President of investor relations.  The awards vest on April 9, 2011provided that each officer remains in continuous uninterrupted service with the Company. The Company recorded compensation expense of $33,201 during the six months ended June 30, 2010 for such grants.

On May 24, 2010, at the Company’s annual stockholder meeting, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the 2006 Plan.  Upon such approval, the Company issued the following restricted share grants to satisfy commitments to grant restricted shares contingent upon such stockholder approval:

Dr. Bassam Damaj, the Company’s Chief Executive Officer, was awarded a grant of 100,000 restricted shares of Common Stock.  The grant will vest in three installments of 20,000 shares, 33,333 shares and 46,667 shares on December 14, 2010, 2011 and 2012, respectively, provided that Dr. Damaj remain in continuous and uninterrupted service with the Company.  The Company recorded compensation expense of $35,375 during the six months ended June 30, 2010 for such grant.

Vivian Liu, the Company’s Chairman of the Board and Executive Vice President, was awarded grants of restricted shares of Common Stock of 66,667 shares, 16,667 shares and 3,509 shares.  The grant of 66,667 shares vested on immediately upon issuance.  The grants of 16,667 and 3,509 shares vest on December 14, 2010 provided that Ms. Liu remains in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $405,884 during the six months ended June 30, 2010 for such grants.

The Company awarded grants of restricted shares of Common Stock totaling 137,411 shares to certain Bio-Quant employees.  The awards vest over various time periods and require that the employees remain in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $442,966 during the six months ended June 30, 2010 for such grants.

 The following table indicates where the total stock-based compensation expense resulting from stock options and restricted stock awards appears in the Unaudited Consolidated Statements of Operations:

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2010	2009	2010	2009

Research and development	$10,284	$47,515	$10,284	$61,576
General and administrative	1,040,090	284,731	1,184,643	511,658

Stock-based compensation expense	$1,050,374	$332,246	$1,194,927	$573,234

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

 4.           WARRANTS

A summary of warrant activity for the six-month period ended June 30, 2010 is as follows:

	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2009	465,275	$15.45	1.03 years
Issued	-
Exercised	-
Expired	(214,380)	$16.65
Outstanding at June 30, 2010	250,895	$12.76	1.37 years

Exercisable at June 30, 2010	250,895	$12.76	1.37 years

5.           LOSS PER SHARE

At June 30, 2010 and 2009, respectively, options to acquire 156,771 and 201,656 shares of Common Stock, warrants to acquire 250,895 and 600,775 shares of Common Stock and convertible securities convertible into 466,200 and 144,667 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three and six months ended June 30, 2010 and 2009 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE SIX MONTHS ENDED
	ENDED JUNE 30,		JUNE 30,
	2010	2009	2010	2009

Net loss	$(4,278,648)	$(1,426,158)	$(13,516,104)	$(741,386)
Weighted average common shares outstanding used for basic and diluted loss per share	9,140,451	5,625,895	8,264,515	5,641,166

Basic and diluted loss per common share	$(0.47)	$(0.25)	$(1.64)	$(0.13)

6.           INTANGIBLE ASSETS

Intangible assets are listed below with associated accumulated amortization:

	June 30, 2010	December 31, 2009
Bio-Quant Know-How	$3,037,000	3,037,000
Bio-Quant Trade Name	1,123,000	1,123,000
Accumulated amortization	(194,918)	(14,994)
Intangible assets, net	$3,965,082	4,145,006

The Company is currently amortizing know-how over the expected useful life of 10 years and the trade name over the expected useful life of 20 years. Amortization expense amounted to $179,924 for the six months ended June 30, 2010.  Based on the carrying amount of intangible assets, assuming no future impairment of underlying assets, the estimated future amortization expense for the next five years ending June 30 and thereafter is as follows:

2011	$359,860
2012	359,860
2013	359,860
2014	359,860
2015	359,860
Thereafter	2,165,782

Total future amortization expense	$3,965,082

7.           CONVERTIBLE NOTES PAYABLE

2010 Convertible Notes

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

The 2010 Convertible Notes are payable in cash or convertible into shares of Common Stock at $8.70 per share (the “conversion price”), which may be subject to adjustment, on or before the maturity date of December 31, 2012 at the holders’ option.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

On June 3, 2010, the conversion price was adjusted to $8.58 per share as a result of the issuance of securities as discussed in Note 11 below.

2008 Convertible Notes

On June 30, 2008, the Company issued convertible notes (the “2008 Convertible Notes”) in an aggregate principal amount of $5.75 million.  The 2008 Convertible Notes were secured by the Company’s facility in East Windsor, New Jersey.  $4.75 million of the principal amount of the Convertible Notes would have been due on December 31, 2011 (the “Due Date”) and $1 million of the principal amount of the Convertible Notes was due on December 31, 2008.

The 2008 Convertible Notes were payable in cash or convertible into shares of Common Stock with the remaining principal amount initially convertible at $30 per share on or before the Due Date at the holders’ option.  The 2008 Convertible Notes had a coupon rate of 7% per annum, which was payable at the Company’s option in cash or, if the Company’s net cash balance was less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued would be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration would be considered contingent and therefore would only be recognized upon occurrence.

Conversion of 2008 Convertible Notes during 2009 and 2010

As discussed in Note 14, the Company sold $350,000 of manufacturing equipment to Warner Chilcott Company, Inc. (“Warner”).  The holders of the 2008 Convertible Notes agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal that was to be paid in 2009 when the equipment was transferred to Warner.  Accordingly, on May 15, 2009, the Company repaid $50,000 to the  holders of the 2008 Convertible Notes upon the transfer of the manufacturing equipment to Warner.

On May 27, 2009, the Company agreed to convert $150,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $3.45 per share.  As such, the Company issued 43,960 shares of Common Stock to the note holders in repayment of such $150,000 principal amount plus interest.

On June 11, 2009, the Company agreed to convert $150,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $3.45 per share.  As such, the Company issued 32,710 shares of Common Stock to the note holders in repayment of such $150,000 principal amount plus interest.

On July 23, 2009, the Company agreed to convert $300,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $2.40 per share.  As such, the Company issued 125,559 shares of Common Stock to the note holders in repayment of such $300,000 principal amount plus interest.

On July 29, 2009, the Company agreed to convert $100,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $0.15 per share.  As such, the Company issued 670,426 shares of Common Stock to the note holders in repayment of such $100,000 principal amount plus interest.

On September 16, 2009, the Company agreed to convert $350,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $2.25 per share.  As such, the Company issued 157,915 shares of Common Stock to the note holders in repayment of such $350,000 principal amount plus interest.

On October 14, 2009, the Company agreed to convert $350,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $2.40 per share.  As such, the Company issued 146,230 shares of Common Stock to the note holders in repayment of such $350,000 principal amount plus interest.

On October 15, 2009, the Company agreed to convert $250,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $2.25 per share.  As such, the Company issued 111,435 shares of Common Stock to the note holders in repayment of such $250,000 principal amount plus interest.

On November 10, 2009, the Company issued convertible notes in the aggregate principal amount of $750,000 under terms substantially similar to the original 2008 Convertible Notes as described above.

On November 10, 2009, the Company amended the 2008 Convertible Notes such that the conversion price for $750,000 in principal amount of the 2008 Convertible Notes was changed from $30.00 to $2.10 per share.

On November 24, December 7, December 9 and December 14, 2009, the note holders converted $500,000, $125,000, $35,000 and $90,000, respectively, of the outstanding 2008 Convertible Notes pursuant to the November 10, 2009 amendment above.  As such, the Company issued 361,319 shares of Common Stock to the note holders in repayment of such $750,000 principal amount plus interest.

As a result of these prepayments and conversions, at December 31, 2009, the principal amount outstanding of the 2008 Convertible Notes was $2,990,000, of which the conversion price was $30.00 per share for all such principal amount.

On January 26, 2010, the Company agreed to convert $397,988 of the outstanding 2008 Convertible Notes to Common Stock at a price of $7.50 per share.  As such, the Company issued 53,333 shares of Common Stock to the note holders in repayment of such $397,988 principal amount plus interest.

The remaining balance outstanding on the 2008 Convertible Notes of $2,592,012 was repaid in full on March 15, 2010 with the proceeds received from the 2010 Convertible Notes.

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the $7.50 price listed above.  Non-cash interest expense recognized with respect to this conversion was $1,200,000 during the six months ended June 30, 2010.

8.      NOTES PAYABLE

Former Bio-Quant Shareholders’ Notes

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 2 above. The Notes accrued interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger or December 14, 2010.  The terms of the Notes provided that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in NexMed Shares, which would be valued at the fixed price of $2.52 per share.  The Merger Agreement provided that if the Company repaid the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Stock Market.  At its May 24, 2010 meeting of stockholders, the Company received such stockholder approval for the issuance of up to approximately 4.2 million NexMed Shares in repayment of the Notes.  The principal amount of the Notes outstanding at December 31, 2009 was $12,129,010 and is reflected as Notes payable in the current liabilities section of the Consolidated Balance Sheet.  The Company has determined that it will recognize a beneficial conversion charge based upon the difference between the quoted market price of the common stock and the fixed conversion price at the time of the conversion.

On January 11, 2010, the Company repaid $261,016 of outstanding principal of the Notes through the issuance of Common Stock at $2.52 per share, which is the fixed payment price pursuant to the terms of the Notes.  As such, the Company issued 140,500 shares of Common Stock to the note holders in repayment of such $261,016 principal amount plus interest.

On March 17, 2010, the Company repaid an additional $1,969,185 of outstanding principal of the Notes through the issuance of Common Stock at $2.52 per share, which is the fixed payment price pursuant to the terms of the Notes.  As such, the Company issued 862,710 shares of Common Stock to the note holders in repayment of such $1,969,185 principal amount plus interest.

On May 24, 2010, Company officers who are also holders of Bio-Quant Notes agreed to receive approximately 2,057,000 Shares in repayment of approximately $6.2 million of principal and interest owed which results in an effective repayment price of $3.00 per share.

On June 21, 2010, the Notes were repaid in full with the issuance of 3,639,410 shares of common stock to repay the remaining outstanding principal amount of $10,159,825 plus interest.

The Company recognized a beneficial conversion charge for the differential between the original conversion rates of $2.52 and $3.00 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such the beneficial conversion charge to (?) non-cash interest expense recognized with respect to the Notes for the six months ended June 30, 2010 was $6,139,741.

2010 Promissory Notes

In January 2010, the Company raised gross proceeds of $2.3 million in an offering of unsecured promissory notes (the “2010 Notes”).  The 2010 Notes accrued interest at a rate of 10% per annum and were due and payable in full six months from the date of issuance. The principal and accrued interest due under the Notes was payable, at the election of the Company, in either cash or shares of Common Stock, par value $0.001 per share (the “Shares”).  The weighted average conversion price of the 2010 Notes was $5.55 per Share, with the conversion prices ranging from $5.40 to $6.00 per Share.

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 415,504 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $5.40 to $6.00 per share and the market price of the Company’s Common Stock at the time of the above repayment.  The Company has recorded a beneficial conversion charge to interest expense of $660,819 during the six months ended June 30, 2010 as a result of the conversion.

9.           LINES OF CREDIT

On March 8, 2010, Bio-Quant entered into a Loan and Security agreement with Square 1 Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $255,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at June 30, 2010.  The credit line expires on March 7, 2011 and bears interest at the rate of 4.25% per annum or 1% above the Prime Rate.

On April 12, 2010, Bio-Quant entered into a Loan and Security agreement with Torrey Pines Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $278,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at June 30, 2010.  The credit line expires on April 12, 2011 and bears interest at the rate of 2.6% per annum.

As of June 30, 2010, $401,000 had been drawn down on the credit lines and is recorded as short-term borrowing on the accompanying unaudited Consolidated Balance Sheet.

10.           DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of June 30, 2010, the Company has accrued $908,106 in deferred compensation.

11.           COMMON STOCK

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  Through June 30, 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commissions.

12.           RELATED PARTY TRANSACTIONS

Approximately 63% of the Bio-Quant notes payable described in Note 8 were held by executives of the Company.  As discussed in Note 8 above, such notes payable were repaid in full on June 21, 2010 with the issuance of Common Stock.

Prior to the Merger, Bio-Quant had promissory notes receivable of approximately $380,000 from three entities controlled by the former Bio-Quant shareholders.  Management of the Company has determined that the fair value of these notes was $204,896, representing the value of Prevonco™ purchased in 2010 by the Company from one of these entities in settlement of a like-amount of the promissory note.  Prevonco™ is a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors. The remainder of the notes receivable have been assigned no fair value, as there is significant uncertainty as to whether any amounts will be collectible.

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

13.           INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $107 million for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2028 for federal income tax purposes. In addition, the Company has general business and research and development tax credit carryforwards of approximately $2.4 million.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by United States tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. It is likely that such limitation occurred when the Bio-Quant notes were converted to common stock. The actual utilization of net operating loss carryforwards generated prior to such changes in ownership will be limited, in any one year, to a percentage of fair market value of the Company at the time of the ownership change.  Such a change may have already resulted from the equity financing obtained by the Company since its formation.

On January 1, 2007, we adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2001 to 2008 are still open and subject to audit.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at June 30, 2010.

14.           LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

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

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®  and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros® and the Company recognized a gain of $43,840. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 was recognized as revenue for the three months ended March 31, 2009, as the Company had no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $5,100 and $4,250 was being recognized as revenue for the six months ended June 30, 2010 and 2009, respectively.  The balance of $87,550 is recorded as deferred revenue on the unaudited Consolidated Balance Sheet at June 30, 2010.

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

15.           COMMITMENTS AND CONTINGENCIES

Employment Agreement

We have an employment agreement with Dr. Damaj, our President and Chief Executive Officer. Pursuant to that agreement, we may terminate Dr. Damaj’s employment without cause, in which event Dr. Damaj would be entitled to severance pay equal to twelve months’ base salary. Under the employment agreement, if we had terminated Dr. Damaj effective December 31, 2009, based on his 2009 compensation, he would have been paid an aggregate of $300,000, his 2009 base salary and $100,000, which represents twice his accrued 2009 bonus.  The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and the President and Chief Executive Officer’s employment is terminated without cause or he resigns for good reason, the President and Chief Executive Officer will be paid a lump sum amount equal to his base salary for a 12-month period following such termination or resignation. Based on this change of control provision, if there had been a change of control of the Company in 2009 and Dr. Damaj’s employment had terminated effective December 31, 2009, either for “Good Reason” or without cause, then Dr. Damaj would have been entitled to termination payments equal to $300,000.

16.           SEGMENT INFORMATION

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

Segment information for the six months ended June 30, 2010 follows:

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total
Revenue	$35,100	$2,812,679	$68,900	$2,916,679
Cost of Services	-	2,046,399	-	2,046,399
Gross Profit	$2,550	$766,280	$-	$870,280
Costs and expenses
Research and development	916,743	-	-	916,743
General and administrative	-	1,593,627	3,286,309	4,879,936
Loss from operations	$(914,193)	$(827,347)	$(3,286,309)	$(4,926,399)

Total assets	$-	$15,045,423	$9,435,240	$24,480,663

Capital expenditures	$-	$295,052	$1,804	$296,856

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2005 and 2007 we entered into licensing agreements with Novartis International Pharmaceutical Ltd. (“Novartis”) and Warner Chilcott Company, Inc. (“Warner”), respectively, pursuant to which we granted to Novartis and Warner rights to develop and commercialize products we developed using the NexACT® technology.  Please see the NexACT® Drug Delivery Technology section below for a detailed discussion about MycoVa (formerly NM100060), our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection), which we licensed to Novartis in 2005 and Vitaros®,,  a topical alprostadil-based cream treatment intended for patients with erectile dysfunction, which we licensed to Warner in 2007.  Also see Note 14 of the Notes to the Consolidated Financial Statements for a description of the licensing agreements and their current status.

 On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), one of the largest specialty biotechnology contract research organizations (“CROs”) based in San Diego, California and one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant performs both in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology studies to support pre-investigational new drug (“IND”) enabling packages. Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.

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

Growth Strategy

We are currently focusing our efforts on new and patented pharmaceutical products mostly based on our patented drug delivery technology known as NexACT® and on growing the newly acquired CRO business through both organic growth within Bio-Quant’s current business operations and through the acquisition of small cash flow positive entities that have complementary capabilities to those of Bio-Quant but are not operating at full capacity due to insufficient business development efforts.  We believe this strategy will allow Bio-Quant to expand its operations by broadening its service capabilities and going into new markets.

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

Our broader goal is to generate revenues from the growth of our CRO business while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide.  At the same time we are actively pursuing key partnership opportunities for both our NexACT technology and pipeline products. Given the increasing number of licensing inquiries that we have received, we hired two senior business development executives in May 2010 to broaden the partnership opportunities.  Moreover, we believe that we can enhance our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.  Towards that end, we will continue to work closely with our regulatory and clinical consultants, and meet with the FDA in order to obtain Special Protocol Assessments (SPA) for our clinical studies.  When the FDA grants SPAs for our studies, the agency cannot change the clinical endpoints at a later date.

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

 Through the acquisition of Bio-Quant we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology, and metabolic diseases.  In addition, we are conducting additional studies to extend the validation of the NexACT technology into the oral, subcutaneous, ocular and rectal delivery of classes of drugs for these and other indications.

Additionally, with Bio-Quant as our subsidiary, we have been able to accelerate our early stage product development programs by utilizing our in-house capabilities to perform in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology studies.

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

In March 2010, we acquired PrevOnco™, a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors.   Based on in vivo mouse data, we believe the product has demonstrated potential for treating human hepatocellular carcinoma (HCC), or liver cancer.   In addition, PrevOnco™ has received Orphan Drug Designation by the US FDA for HCC.  On March 25, 2010, we filed an IND including a proposed Phase 2 clinical protocol for PrevOnco™

On April 26, 2010 we announced that the FDA cleared us to proceed with our proposed Phase 2 clinical study of PrevOnco™ as a first line therapy for treating HCC.  Additionally, in IND review communication, the FDA gave us the opportunity to move PrevOnco™ directly into a Phase 3 trial that would support marketing approval, subject to positive study results.  In order to pursue this regulatory path, we would need to expand the proposed Phase 2 study design to use PrevOnco™ in combination with Doxorubicin as a second-line therapy for patients who have failed NEXAVAR®, the currently marketed first-line anticancer treatment in the U.S., for patients with either HCC or advanced renal cell carcinoma (cancer of the kidney).   NEXAVAR® is marketed by Bayer HealthCare Pharmaceuticals, Inc.

In May 2010, we announced that we obtained an IND number for RayVa, our topical alprostadil-based treatment for Raynaud’s syndrome, which refers to a disorder in which the fingers or toes (digits) suddenly experience decreased blood circulation, and is characterized by color changes of the skin of the digits upon exposure to cold or emotional stress. Given the disease characteristics, Raynaud’s syndrome is an appealing product opportunity for us and one that we believe can benefit strongly from the active ingredient in Vitaros.  We met with the FDA in July 2010 to discuss the proposed regulatory path for our product.  We expect to finalize the clinical development program in the third quarter of 2010.

MycoVa Anti-Fungal Treatment (formerly NM100060)

We had an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for MycoVa (formerly NM100060), our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa (formerly NM100060) and had assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing and $5 million in milestones in 2008.  In addition, we were eligible to receive royalties based upon the level of sales achieved.

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

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement.  In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase 3 studies that they conducted for MycoVa (formerly NM100060).

Pursuant to the termination agreement, we will pay to Novartis 15% of any upfront and/or milestone payments that we receive from any future third party licensee of MycoVa (formerly NM100060), as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa (formerly NM100060) (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of our assets, is sold, we will pay to Novartis 15% of any upfront and/or milestone payments received by us or our successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

We have completed our analysis of the two pivotal Phase 3 studies completed by Novartis.  We are sharing the clinical database and our conclusion with potential partners interested in licensing MycoVa (formerly NM100060) for further development.

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

On July 21, 2008, we received a not approvable action letter (the “Action Letter”) from the FDA in response to our NDA.  The major regulatory issues raised by the FDA were related to the results of the transgenic (“TgAC”) mouse carcinogenicity study which NexMed completed in 2002.   The TgAC concern raised by the FDA is product specific, and does not affect the dermatological products in our pipeline.

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

In Canada, we filed the New Drug Submission (“NDS”) for Vitaros in February 2008 and received a Notice of Non-Compliance (“Notice”) on January 19, 2010.  The Notice was an end-of-review communication from Health Canada when additional information was needed to reach final decision on product approval.  The deficiencies cited in the Notice were related specifically to the product’s CMC (Chemistry, Manufacturing and Controls), and no pre-clinical or clinical deficiencies were cited in the Notice.  In February 2010, we met with Health Canada to discuss their concerns and were able to reach agreement with them on the necessary action to be completed and included in our response to the Notice.  On June 23, 2010, we announced that Health Canada issued The Screening Acceptance Letter (the “Acceptance Letter”) in connection with our NDS.  The Acceptance Letter confirmed that the CMC response filed by us in April 2010 was acceptable for the final, 150-day review cycle.  Based on the date of acceptance, a final approval decision regarding the approvability of the product for marketing in Canada is expected by the end of November 2010. There is no assurance that we will receive a favorable decision.

For Europe, we are currently pursuing a decentralized filing strategy. Our intention is to pursue filing of the Marketing Authorization Application (“MAA”) with a local European partner.  With that goal in mind, we are actively pursuing licensing partners and have engaged a business development consultant to assist us in that endeavour.  There is no assurance that we will be able to find a partner, file our MAA on a timely basis or obtain regulatory approval.

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

Bio-Quant CRO Business

Bio-Quant performs both in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology studies to support pre-IND enabling packages. Bio-Quant performs studies for its clients in the early stages of drug development and discovery.  To provide the needed flexibility, this discovery work is best performed by Bio-Quant’s highly experienced and trained scientists who know how to recognize and address the unusual and unexpected outcomes that are the norm during discovery. Because the path to success at the discovery stage is through the process of failing fast and failing often, the optimal discovery research methodology focuses on the fastest and most cost-effective methods for getting correct scientific answers to direct further research.

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

With access to our NexACT technology, we intend to differentiate the Bio-Quant business from its competitors because it now can offer a proprietary drug delivery technology as a service to current and potential clients who need innovative alternatives and solutions to their drug development problems.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through June 30, 2010, we had an accumulated deficit of $185,247,966.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At June 30, 2010, we had cash and cash equivalents of approximately $4.8 million as compared to $480,000 at December 31, 2009.   During the first half of 2010, we received net proceeds of approximately $3.6 million as a result of the issuance of convertible Notes as discussed in Note 7 of the Notes to the Unaudited Consolidated Financial Statements.  We also received net proceeds of approximately $3.3 million from the sale of Common Stock as discussed in Note 11 of the Notes to the Unaudited Consolidated Financial Statements.  The receipt of this cash during the first half of 2010 was offset by our cash used.  Our net cash outflow during the first half of 2010 was approximately $2.6 million which includes approximately $437,000 in proceeds received during the first half of the year from the sale of our New Jersey net operating losses in 2009.  During the first half of the year our Bio-Quant CRO had a net cash outflow of approximately $157,000.  Our administrative overhead, including public company expenses, is approximately $160,000 per month.  Additionally, we spent approximately $143,000 for our 2009 annual audit fee, $261,000 in legal fees for various transactions including the Notes issued and Common Stock sold as discussed in Notes 7 and 11 of the Notes to the Unaudited Consolidated Financial Statements, the special meeting of our stockholders held in March 2010, and also fees related to the acquisition of Bio-Quant in 2009.  We also spent approximately $904,000 for the development of our NexACT technology and related pipeline products.  During the first half of the year, we spent approximately $137,000 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $93,000 in costs related to managing our building in East Windsor, NJ before the tenant took occupancy in February 2010, $143,000 in legal fees related to new patent applications for our NexACT technology and $202,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

We anticipate that our current cash reserves of approximately $4 million as of the date of this report will provide us with sufficient cash to fund our operations into the first quarter of 2011.  This projection is based on our current administrative overhead, including public company expenses, of approximately $160,000 per month together with our planned expenditures related to continued research and development expenses related to the NexACT drug delivery technology. Additionally the Bio-Quant CRO business has been growing at a much slower pace than anticipated as Dr. Damaj, our CEO, has focused his efforts on the future development of the NexACT drug delivery technology rather than the growth of the Bio-Quant CRO business.  We expect Bio-Quant to be self sustaining and cash flow positive in 2011 as we re-start our efforts to grow the business organically beyond the work being done to support the expansion of our NexACT® technology.  In connection with our continuous effort to grow the CRO business we have hired two senior executives; a vice president of business development and a vice president of research and development to strengthen the Bio-Quant CRO management team.  In addition, the Bio-Quant CRO business will require funding from our current cash reserves as the Bio-Quant CRO continues to divert its existing resources and capacity to support the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology. During the six-month period ended June 30, 2010, approximately 14% of the studies performed by Bio-Quant were in support of the expansion of our NexACT® technology.

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

Comparison of Results of Operations Between the Three Months Ended June 30, 2010 and 2009.

Revenue.  We recorded $1,470,927 in revenue during the second quarter of 2010, as compared to $102,613 in revenue during the second quarter of 2009.  The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 14 to the unaudited consolidated financial statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.  We expect to continue to see this level of revenue generated on a quarterly basis from our Bio-Quant CRO in 2010.

Research and Development Expenses.  Our research and development expenses for the second quarter of 2010 and 2009 were $477,566 and $716,453, respectively.  While we began to reduce our research and development expenses in 2009, we have now begun to increase our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

General and Administrative Expenses.  Our general and administrative expenses were $2,640,400 during the second quarter of 2010 as compared to $694,749 during the same period in 2009.   The increase is due to approximately $1.1 million of stock compensation expense recorded during the second quarter of 2010 as restricted share grants contingent upon stockholder approval of an increase in the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”) were awarded in May 2010 upon approval of such shares as discussed in Note 3 of the unaudited consolidated financial statements.  Additionally, there was an increase in expenses in 2010 related to the Bio-Quant CRO business which was acquired in December 2009.

Interest Expense, Net.  We had net interest expense of $1,609,657 during the second quarter of 2010, as compared to $117,569 during the same period in 2009.  The increased interest expense is the result of non-cash interest expense recognized on the beneficial conversion feature of the notes payable as discussed in Note 8 to the unaudited consolidated financial statements.  Non cash interest expense was $1,599,981 and $44,170 for the second quarter ended June 30, 2010 and 2009, respectively.

 Net Loss.  The net loss was $4,278,648 or $0.47 per share in the second quarter of 2010 as compared to net loss of $117,569 or $0.25 per share during the same period in 2009.  The increase in net loss is primarily attributable to the increased general and administrative expenses and non-cash interest charges as discussed above.

Comparison of Results of Operations Between the Six Months Ended June 30, 2010 and 2009.

Revenue.  We recorded $2,916,679 in revenue during the first half of 2010, as compared to $2,569,283 in revenue during the first half of 2009.   The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 14 of the Notes to Unaudited Consolidated Financial Statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.  We expect to continue to see this level of revenue generated on a quarterly basis from our Bio-Quant CRO in 2010.

Research and Development Expenses.  Our research and development expenses for the first half of 2010 and 2009 were $903,959 and $1,318,819, respectively.  While we began to reduce our research and development expenses in 2009, we have now begun to increase our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

General and Administrative Expenses.  Our general and administrative expenses were $4,879,936 during the first half of 2010 as compared to $1,785,796 during the same period in 2009.   The increase is due to approximately $1.1 million of stock compensation expense recorded during the second quarter of 2010 as restricted share grants contingent upon stockholder approval of an increase in the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”) were awarded in May 2010 upon approval of such shares as discussed in Note 3 of the unaudited consolidated financial statements.  Additionally, there was an increase in expenses in 2010 related to the Bio-Quant CRO business which was acquired in December 2009.

Interest Expense, Net.  We had net interest expense of $8,589,704 during the first half of 2010, as compared to $206,054 during the same period in 2009.  The increased interest expense is the result of non-cash interest expense recognized on the beneficial conversion feature of the convertible mortgage notes and notes payable as discussed in Notes 7 and 8 to the unaudited consolidated financial statements.  Non cash interest expense was $8,530,999 and $51,762 for the six months ended June 30, 2010 and 2009, respectively.

 Net Loss.  The net loss was $13,516,104 or $1.64 per share in the first half of 2010 as compared to net loss of $741,386 or $0.13 per share during the same period in 2009.  The increase in net loss is primarily attributable to the increased general and administrative expenses and non-cash interest charges as discussed above.  Additionally, in 2009, there was a one-time transaction for the sale of U.S. rights of Vitaros® to Warner which increased revenue as discussed in Note 14 to the unaudited consolidated financial statements.

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

1.1
Sales Agreement, dated as of April 21, 2010, by and between the Company and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on April 21, 2010).

3.1	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2010).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXMED, INC.

Date: August 12, 2010	/s/ Mark Westgate
Mark Westgate
Vice President and Chief Financial
Officer

EXHIBIT INDEX

1.1
Sales Agreement, dated as of April 21, 2010, by and between the Company and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on April 21, 2010).

3.1	Certificate of Change (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2010).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.