Form 10-Q
period 2010-09-30
APRICUS BIOSCIENCES, INC.
filed 2010-11-12
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
Large accelerated filer ☐  Accelerated filer☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 10, 2010, 12,853,994 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Apricus Biosciences, Inc. (formerly NexMed, Inc.)
Consolidated Statements of Cash Flows (Unaudited)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents ok	$1,767,943	$479,888
Accounts receivable	345,914	708,898
Other receivable	-	437,794
Restricted cash	603,000	-
Prepaid expenses and other assets	262,609	140,521
Total current assets	2,979,466	1,767,101

Fixed assets, net	5,517,225	5,616,811
Goodwill	9,084,476	9,084,476
Deferred financing costs	92,275	-
Intangible assets, net of accumulated amortization	3,875,120	4,145,006
Due from related party	-	204,896
Debt issuance cost, net of accumulated amortization of $20,003 and $169,304	83,687	115,047
Total assets	$21,632,249	$20,933,337

Liabilities and stockholders' equity
Current liabilities:
Notes payable - former Bio-Quant shareholders	$-	$12,129,010
Accounts payable and accrued expenses ok	980,168	1,453,621
Payroll related liabilities	256,397	279,960
Short-term borrowing from banks	401,000	-
Deferred revenue - current portion	135,001	118,115
Capital lease payable - current portion	26,607	24,530
Due to related parties	-	99,682
Deferred compensation - current portion	68,596	70,000
Total current liabilities	1,867,769	14,174,918

Long term liabilities:
Convertible notes payable	4,000,000	2,990,000
Deferred revenue	74,800	82,450
Capital lease payable	94,405	114,965
Deferred compensation	830,352	865,602
Total liabilities	6,867,326	18,227,935

Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $.001 par value, 75,000,000 and 8,000,000 shares authorized, 12,826,692 and 6,988,105 and outstanding, respectively	12,826	6,988
Additional paid-in capital ok	202,606,337	174,430,276
Accumulated deficit	(187,854,240)	(171,731,862)
Total stockholders' equity	14,764,923	2,705,402

Total liabilities and stockholders' equity	$21,632,249	$20,933,337

See notes to unaudited consolidated financial statements.

Apricus Biosciences, Inc (formerly NexMed, Inc.)
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

License fee revenue	$2,550	$109,590	$37,650	$2,678,873
Contract service revenue	1,190,985	-	4,072,564	-
Total revenue	1,193,535	109,590	4,110,214	2,678,873
Cost of services	1,035,411	-	3,094,594	-
Gross profit	158,124	109,590	1,015,620	2,678,873

Costs and expenses
Research and development	513,920	309,989	1,417,879	1,628,808
General and administrative	2,089,840	714,039	6,969,776	2,499,835
Total costs and expenses	2,603,760	1,024,028	8,387,655	4,128,643

Loss from operations	(2,445,636)	(914,438)	(7,372,035)	(1,449,770)

Interest expense, net	(160,639)	(276,178)	(8,750,343)	(482,232)

Net loss	$(2,606,275)	$(1,190,616)	$(16,122,378)	$(1,932,002)

Basic and diluted loss per common share	$(0.20)	$(0.20)	$(1.65)	$(0.34)

Weighted average common shares outstanding used for basic and diluted loss per share	12,756,875	5,914,921	9,778,424	5,733,420

See notes to unaudited consolidated financial statements.

Apricus Biosciences, Inc. (formerly NexMed, Inc.)
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2009	6,988,105	$6,988	$174,430,276	$(171,731,862)	$2,705,402

Issuance of compensatory stock to employees	191,870	192	1,401,568	-	1,401,760
Issuance of compensatory stock to the board of directors	16,996	17	74,725	-	74,742
Issuance of common stock, net of offering costs	518,264	518	3,279,821	-	3,280,339
Issuance of common stock in payment of convertible notes payable	468,837	469	4,578,362	-	4,578,831
Issuance of common stock in payment of notes payable to the former Bio-Quant shareholders	4,642,620	4,642	18,841,585	-	18,846,227
Net loss	-	-	-	(16,122,378)	(16,122,378)

Balance at September 30, 2010	12,826,692	$12,826	$202,606,337	$(187,854,240)	$14,764,923

See notes to unaudited consolidated financial statements.

Apricus Biosciences, Inc. (formerly NexMed, Inc.)
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009
Cash flows from operating activities
Net loss	$(16,122,378)	$(1,932,002)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	712,026	286,117
Non-cash interest, amortization of beneficial conversion feature and deferred financing costs	8,725,861	263,469
Non-cash compensation expense	1,476,502	742,230
(Gain) loss on disposal of fixed assets	312	(41,754)
Increase in prepaid expenses and other assets	(122,088)	(28,088)
Decrease in accounts receivable	362,984	-
Decrease in other receivable	437,794	-
Decrease in due from related party	204,896	-
Decrease in accounts payable and accrued expenses	(473,453)	(736,917)
Decrease in payroll related liabilities	(23,563)	(211,659)
Decrease in due to related party	(99,682)	-
Decrease in deferred compensation	(36,655)	(57,921)
Increase in deferred revenue	9,236	95,200
Net cash used in operating activities	(4,948,208)	(1,621,325)

Cash flows from investing activities
Proceeds from sale of fixed assets	1,142	350,000
Capital expenditures	(344,016)	(2,926)
Net cash (used in) provided by investing activities	(342,874)	347,074

Cash flows from financing activities
Proceeds from issuance of notes payable	2,300,000	-
Proceeds from issuance of convertible notes payable, net of debt issue costs	3,896,310	-
Issuance of common stock, net of offering costs	3,287,597	-
Payment of deferred financing costs	(92,275)	-
Payment of restricted cash to secure short-term borrowing	(603,000)	-
Procceds from short-term borrowing	401,000	-
Repayment of convertible notes payable	(2,592,012)	(50,000)
Repayment of capital lease obligations	(18,483)	-
Net cash provided by (used in) financing activities	6,579,137	(50,000)

Net change in cash and cash equivalents	1,288,055	(1,324,251)

Cash and cash equivalents, beginning of period	$479,888	$2,862,960

Cash and cash equivalents, end of period	$1,767,943	$1,538,709

Supplemental Information:
Issuance of common stock in payment of convertible notes payable	$397,888	$1,050,000
Issuance of common stock in payment of notes payable to former Bio-Quant shareholders	$12,129,010	$-
Receipt of intellectual property in payment of due from related party	$204,896	$-
Cash paid for interest	$138,540	$-

See notes to unaudited consolidated financial statements.

Apricus Biosciences, Inc. (formerly NexMed, Inc.)
Notes to Unaudited
Consolidated Financial Statements

1.           BASIS OF PRESENTATION

Apricus Biosciences, Inc. (formerly NexMed, Inc.) (the “Company”) was incorporated in Nevada in 1987. On September 10, 2010, the Company held a special meeting of its stockholders. At the special meeting, the stockholders approved, by an affirmative majority vote, to change the name of the Company from NexMed, Inc. to Apricus Biosciences, Inc. The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT® – see Note 14 for descriptions of the licensing agreements relating to the Company’s proprietary products.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”) in a merger (the “Merger”) effected pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among Bio-Quant, the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”). Accordingly, the results of operations of Bio-Quant have been included in the consolidated results of operations of the Company from December 14, 2009, the date of the Merger. Bio-Quant is one of the largest specialty biotechnology contract research organizations (“CROs”) based in San Diego, California and is one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant performs both in vitro and in vivo pharmacology, pharmacokinetic (PK) and toxicology studies to support pre-regulatory filing packages.

The Company is currently focusing its efforts on the development of new and patented pharmaceutical products, some of which are based on NexACT®, and on seeking to grow the  CRO business operated through the Bio-Quant subsidiary.

The Company’s long-term goal is to generate revenues from its CRO business, which also supports the Company’s own product development, while aggressively seeking to monetize the NexACT® technology through out-licensing agreements with pharmaceutical and biotechnology companies worldwide. At the same time, the Company is actively pursuing partnering opportunities for its clinical stage NexACT® based and non NexACT® based candidates in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction as discussed below. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding the Company’s long-term growth strategy.

Following the acquisition of Bio-Quant, the Company now operates in two segments – designing and developing pharmaceutical products and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

Effective June 21, 2010, the Company completed a reverse stock split pursuant to which each fifteen shares of Company's common stock then issued and outstanding was automatically converted into one share of the Company's common stock; no change was made to the per-share par value of the common stock. The authorized common stock was also proportionately reverse split by a factor of fifteen-for-one. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Additionally, at the special meeting of stockholders held on September 10, 2010, the Company’s stockholders approved, by an affirmative majority vote, to increase the number of shares of Common Stock authorized for issuance by the Company from 18,000,000 shares to 75,000,000 shares.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $16,122,378 and negative cash flows from operations of $4,948,208 for the nine months ended September 30, 2010 and has an accumulated deficit of $187,854,240 at September 30, 2010 and expects that it will incur additional losses in the future relating to research and development activities and integration of the operations of Bio-Quant into its strategies. Further, the Company has certain notes payable due within 24 months, which if not converted to common stock or re-financed, would significantly impact liquidity. These obligations raise substantial doubt about the Company's ability to continue as a going concern. Management anticipates that the Company may require additional financing in the future to fund operations, including continued research and development of the Company’s NexACT technology and to fund potential future acquisitions. See Notes 7, 8 and 11 for a description of funds raised during 2010 through the date of this report. If the Company is unable to obtain additional financing in future years, operations will need to be reduced or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such statements include all adjustments consisting only of normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods indicated for the Company. Pursuant to accounting requirements of the Securities and Exchange Commission (the "SEC") applicable to Quarterly Reports on Form 10-Q, the accompanying unaudited consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2009 which are contained in the Company's Annual Report on Form 10-K. The results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

As of September 30, 2010, there have been no material changes to any of the significant accounting policies, described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

New Accounting Pronouncements
In April 2010, an Accounting Standard Update was issued by the Financial Accounting Standards Board to provide guidance on defining a milestone and determining when it is appropriate to apply the milestone method of revenue recognition for research and development transactions.  Vendors can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period the milestone is achieved if the milestone meets all the criteria stated in the guidance to be considered substantive and must be considered substantive in its entirety. The amendments in this update will be effective prospectively for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010, with early adoption permitted.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Notes accrued interest at a rate of 10% per annum through their repayment, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in NexMed Shares, which would be valued at the fixed price of $2.52 per share.  The Merger Agreement provides that if the Company repaid the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Stock Market.  The Company received stockholder approval at its May 24, 2010 meeting for the potential issuance of shares in full repayment of the remaining amounts owed under the Notes, and, on June 21, 2010, the Company repaid the remaining outstanding principal and interest accrued under the Notes in NexMed Shares.

The acquisition was accounted for under the purchase method of accounting under Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations, The Company has determined that it is the “accounting acquirer” in this transaction, as it meets the predominance of the factors outlined in FASB ASC 805.  Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of the Merger.

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

The purchase price was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the Merger. An allocation of the purchase price was made to major categories of assets and liabilities in the accompanying consolidated balance sheet based on a final analysis of the assets and liabilities included in the transaction. The fair value of the other current assets and assumed liabilities were estimated by management based upon the relative short term nature of the accounts and the fair value of the machinery and equipment was established based upon expected replacement costs.

The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

Accordingly, the purchase price has been allocated to the assets and liabilities of Bio-Quant as presented below (in thousands):

Cash & cash equivalents	$151
Accounts receivable	576
Prepaids and other current assets	105
Other assets	26
Property and equipment	783
Due from related party	205
Accounts payable and accrued expenses	(1,041)
Related party payable	(85)
Deferred revenue	(45)
Other current liabilities	(68)
Other long term liabilities	(122)
Amortizable intangible assets:
Know-How	3,037
Trade Name	1,123
Indefinite lived intangible assets:
Goodwill	9,084
Total net assets acquired	$13,729

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

Bio-Quant is a revenue generating CRO.  Bio-Quant is expected to continue its revenue generating CRO business and support the pharmaceutical product development business of the Company.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consists largely of the expected ability of the Bio-Quant CRO to continue generating its revenues and support the pharmaceutical product development business segment of the Company.

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

Consolidated Pro Forma Statements of Operations (unaudited)

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	As Presented	Pro Forma	As Presented	Pro Forma
Revenues	$109,590	$1,752,445	$2,678,873	$7,397,599
Net loss	(1,190,616)	(2,224,635)	(1,932,002)	(1,693,227)
Net loss per basic and diluted shares	$(0.20)	$(0.38)	$(0.34)	$(0.30)

3.           ACCOUNTING FOR STOCK BASED COMPENSATION

The value of restricted stock grants are calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with the appropriate accounting guidance, recognized over the expected service period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and development or general and administrative facility expenses, based upon the services performed by the recipient.

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

The following table summarizes information about options outstanding, all of which are exercisable, at September 30, 2010:

	Options Outstanding
		Weighted Average		Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value
$8.25 - 21.00	79,104	4.73 years	$12.87	$-
48.75 - 52.50	1,000	1.45 years	48.75	-

	80,104	4.69 years	$13.32	$-

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at December 31, 2009	196,713	$21.00		-
Granted	-	-
Exercised	-	-		-
Forfeited	(116,609)	26.18		-

Outstanding at September 30, 2010	80,104	13.32	4.69 years	-

Vested or expected to vest at September 30, 2010	80,104	13.32	4.69 years	-

Exercisable at September 30, 2010	80,104	$13.32	4.69 years	-

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

As of September 30, 2010, there was no unrecognized compensation cost related to unvested stock options.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.  As of September 30, 2010 there was $1,162,400 of total unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a period of 2.5 years.

Principal equity compensation transactions for the nine months ended September 30, 2010 were as follows:

For the nine months ended September 30, 2010, 25,276 shares of common stock awarded to the  members of the Board of Directors had vested for services rendered and the Company recorded expenses related to such issuances of $116,015.  Of the 25,276 shares that had vested, 16,996 had been issued at September 30, 2010.

On April 9, 2010, the Company awarded grants of restricted shares of Common Stock of 10,000 shares to Mark Westgate, the Company’s Chief Financial Officer, 6,667 shares to Dr. Henry Esber, the Company’s Executive Vice President and Board member and 5,000 shares to Edward Cox, the Company’s Vice President of investor relations and corporate development.  The awards vest on April 9, 2011 provided that each officer remains in continuous uninterrupted service with the Company. The Company recorded compensation expense of $66,400 during the nine months ended September 30, 2010 for such grants.

On May 24, 2010, at the Company’s annual stockholder meeting, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the 2006 Plan.  Upon such approval, the Company issued the following restricted share grants to satisfy commitments to grant restricted shares contingent upon such stockholder approval:

Dr. Bassam Damaj, the Company’s Chief Executive Officer, was awarded a grant of 100,000 restricted shares of Common Stock. The grant will vest in three installments of 20,000 shares, 33,333 shares and 46,667 shares on December 14, 2010, 2011 and 2012, respectively, provided that Dr. Damaj remain in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $88,438 during the nine months ended September 30, 2010 for such grant.

Vivian Liu, the Company’s Chairman of the Board and Executive Vice President, was awarded grants of restricted shares of Common Stock of 66,667 shares, 16,667 shares and 3,509 shares. The grant of 66,667 shares vested immediately upon issuance. The grants of 16,667 and 3,509 shares vest on December 14, 2010 provided that Ms. Liu remains in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $448,708 during the nine months ended September 30, 2010 for such grants.

The Company awarded grants of restricted shares of Common Stock totaling 137,411 shares to certain Bio-Quant employees. The awards vest over various time periods and require that the employees remain in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $473,443 during the nine months ended September 30, 2010 for such grants.

The following table indicates where the total stock-based compensation expense resulting from stock options and restricted stock awards appears in the Unaudited Consolidated Statements of Operations:

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Research and development	$38,657	$12,450	$48,941	$74,026
General and administrative	242,918	156,546	1,428,011	668,204

Stock-based compensation expense	$281,575	$168,996	$1,476,502	$742,230

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

 4.        WARRANTS

A summary of warrant activity for the six-month period ended September 30, 2010 is as follows:

	Common Shares	Weighted Average	Weighted Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2009	465,275	$15.45	1.03 years
Issued	-
Exercised	-
Expired	(214,380)	$16.65
Outstanding at September 30, 2010	250,895	$12.76	1.12 years

Exercisable at September 30, 2010	250,895	$12.76	1.12 years

On October 4, 2010, the Company issued warrants to purchase 1,728,882 shares of Common Stock at an exercise price of $2.268 per share.  See Note 11 for a further description of the offering of Common Stock and warrants.

5.           LOSS PER SHARE

At September 30, 2010 and 2009, respectively, options to acquire 80,104 and 196,714 shares of Common Stock, warrants to acquire 250,895 and 600,775 shares of Common Stock and convertible securities convertible into 466,200 and 119,667 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three and nine months ended September 30, 2010 and 2009 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS ENDED
	ENDED SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Net loss	$(2,606,275)	$(1,190,616)	$(16,122,378)	$(1,932,002)
Weighted average common shares outstanding used for basic and diluted loss per share	12,756,875	5,914,921	9,778,424	5,733,420

Basic and diluted loss per common share	$(0.20)	$(0.20)	$(1.65)	$(0.34)

6.           INTANGIBLE ASSETS

Intangible assets are listed below with associated accumulated amortization:

	September 30, 2010	December 31, 2009
Bio-Quant Know-How	$3,037,000	3,037,000
Bio-Quant Trade Name	1,123,000	1,123,000
Accumulated amortization	(284,880)	(14,994)
Intangible assets, net	$3,875,120	4,145,006

The Company is currently amortizing Know-How over the expected useful life of 10 years and the trade name over the expected useful life of 20 years. Amortization expense amounted to $269,886 for the nine months ended September 30, 2010.  Based on the carrying amount of intangible assets, assuming no future impairment of underlying assets, the estimated future amortization expense for the next five years ending September 30 and thereafter is as follows:

2011	$359,860
2012	359,860
2013	359,860
2014	359,860
2015	359,860
Thereafter	2,075,820

Total future amortization expense	$3,875,120

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

The 2010 Convertible Notes are, at the holders’ option,  payable in cash or convertible into shares of Common Stock at $8.70 per share (the “conversion price”), which may be subject to adjustment, on or before the maturity date of December 31, 2012.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

On October 4, 2010, the conversion price was adjusted to $6.25 per share as a result of the issuance of securities as discussed in Note 11.

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

On July 29, 2009, the Company agreed to convert $100,000 of the outstanding 2008 Convertible Notes to Common Stock at a price of $2.25 per share.  As such, the Company issued 44,695 shares of Common Stock to the note holders in repayment of such $100,000 principal amount plus interest.

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

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the $7.50 price listed above.  Non-cash interest expense recognized with respect to this conversion was $1,200,000 during the nine months ended September 30, 2010.

8.      NOTES PAYABLE

Former Bio-Quant Shareholders’ Notes

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 2. The Notes accrued interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger or December 14, 2010.  The terms of the Notes provided that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in NexMed Shares, which would be valued at the fixed price of $2.52 per share.  The Merger Agreement provided that if the Company repaid the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Stock Market.  At its May 24, 2010 meeting of stockholders, the Company received such stockholder approval for the issuance of up to approximately 4.2 million NexMed Shares in repayment of the Notes.  The principal amount of the Notes outstanding at December 31, 2009 was $12,129,010 and is reflected as Notes payable in the current liabilities section of the Consolidated Balance Sheet.  The Company determined that it would recognize a beneficial conversion charge based upon the difference between the quoted market price of the common stock and the fixed conversion price at the time of the conversion.

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

The Company recognized a beneficial conversion charge for the differential between the original conversion rates of $2.52 and $3.00 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such the beneficial conversion charge non-cash interest expense recognized with respect to the Notes for the nine months ended September 30, 2010 was $6,139,741.

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

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 415,504 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $5.40 to $6.00 per share and the market price of the Company’s Common Stock at the time of the above repayment.  The Company has recorded a beneficial conversion charge to interest expense of $660,819 during the nine months ended September 30, 2010 as a result of the conversion.

9.	LINES OF CREDIT

On March 8, 2010, Bio-Quant entered into a Loan and Security agreement with Square 1 Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $255,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at September 30, 2010.  The credit line expires on March 7, 2011 and bears interest at the rate of 4.25% per annum or 1% above the Prime Rate.

On April 12, 2010, Bio-Quant entered into a Loan and Security agreement with Torrey Pines Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $278,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at September 30, 2010.  The credit line expires on April 12, 2011 and bears interest at the rate of 2.6% per annum.

As of September 30, 2010, $401,000 had been drawn down on the credit lines and is recorded as short-term borrowing on the accompanying unaudited Consolidated Balance Sheet.

10.           DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of September 30, 2010, the Company has accrued $898,947 in deferred compensation.

11.           COMMON STOCK

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  Through September 30, 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commissions.

On October 4, 2010, the Company completed a best-efforts offering (the “Offering”) for the sale of 1,728,882 units (the “Units”), with each Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock.  The Units were offered to the public at a price of $5.40 and the warrants, which are exercisable starting at the closing and remaining exercisable thereafter for a period of five years, have an exercise price of $2.268 per share.  Accordingly, the Company issued 5,186,646 shares of common stock and warrants to purchase 1,728,882 shares of common stock and received Offering proceeds, net of discounts, commissions and expenses, of approximately $8,540,000.

12.           RELATED PARTY TRANSACTIONS

Approximately 63% of the Bio-Quant notes payable described in Note 8 were held by executives of the Company.  As discussed in Note 8, such notes payable were repaid in full on June 21, 2010 with the issuance of Common Stock.

Prior to the Merger, Bio-Quant had promissory notes receivable of approximately $380,000 from three entities controlled by the former Bio-Quant shareholders.  Management of the Company has determined that the fair value of these notes was $204,896, representing the value of Prevonco™ purchased in 2010 by the Company from one of these entities in a royalty bearing arrangement and in settlement of a like-amount of the promissory note.  Prevonco™ is a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors. The remainder of the notes receivable have been assigned no fair value, as there is significant uncertainty as to whether any amounts will be collectible.

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

On January 1, 2007, the Company adopted the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2002 to 2009 are still open and subject to audit.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at September 30, 2010.

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

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®  and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros® and the Company recognized a gain of $43,840. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 was recognized as revenue for the three months ended March 31, 2009, as the Company had no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $7,650 and $6,800 was recognized as revenue for the nine months ended September 30, 2010 and 2009, respectively.  The balance of $85,000 is recorded as deferred revenue on the unaudited Consolidated Balance Sheet at September 30, 2010.

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

MycoVa (formerly NM100060)

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, MycoVa .  Under the agreement, Novartis acquired the exclusive worldwide rights to NM100060 and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company was eligible to receive royalties based upon the level of sales achieved and to receive reimbursements of third party preclinical study costs up to $3.25 million.  On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company was no longer obligated to complete the remaining preclinical studies for MycoVa.   Novartis took over all responsibilities and completed the remaining preclinical studies.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for MycoVa required for the filing of the NDA in the U.S.  On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on First Interpretable Results of the Phase 3 trials.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, the Company announced the mutual decision reached with Novartis to terminate the licensing agreement.  Accordingly, pursuant to the Termination Agreement, Novartis has provided the Company reports associated with the Phase 3 clinical trials conducted for MycoVa and is assisting and supporting the Company in connection with the assignment, transfer and delivery to the Company of all know-how and data relating to MycoVa  in accordance with the terms of the License Agreement.

In consideration of such assistance and support, the Company will pay to Novartis 15% of any upfront and/or milestone payments that it receives from any future third party licensee of MycoVa, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of its assets, is sold, the Company will pay to Novartis 15% of any upfront and/or milestone payments received by the Company or its successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

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

16.           SEGMENT INFORMATION

The Company operates in two segments: the NexACT®  drug delivery technology business and the Bio-Quant CRO business.  The NexACT®  drug delivery technology business segment consists of designing and developing pharmaceutical products using the Company’s proprietary NexACT®  drug delivery technology.  This segment performs research and development by creating new pharmaceutical products through the successful application of the NexACT® technology to improve therapeutic outcomes and reduce systemic side effects that often accompany existing oral and injectable medications.   The Bio-Quant CRO business segment provides pre-clinical CRO services to pharmaceutical and biotechnology companies in the areas of in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-investigational new drug (“pre-IND”) enabling packages.

Segment information for the nine months ended September 30, 2010 follows:

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total
Revenue	$38,364	$3,899,600	$172,250	$4,110,214
Cost of Services	-	3,094,594	-	3,094,594
Gross Profit	$38,364	$805,006	$172,250	$1,015,620
Costs and expenses
Research and development	1,417,879	-	-	1,417,879
General and administrative	-	1,986,908	4,982,868	6,969,776
Loss from operations	$(1,379,515)	$(1,181,902)	$(4,810,618)	$(7,372,035)

Total assets	$-	$14,598,258	$7,033,991	$21,632,249

Capital expenditures	$-	$342,212	$1,804	$344,016

Segment information for the three months ended September 30, 2010 follows:

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total
Revenue	$2,550	$1,087,635	$103,350	$1,193,535
Cost of Services	-	1,035,411	-	1,035,411
Gross Profit	$2,550	$52,224	$103,350	$158,124
Costs and expenses
Research and development	513,920	-	-	513,920
General and administrative	-	393,281	1,696,559	2,089,840
Loss from operations	$(511,370)	$(341,057)	$(1,593,209)	$(2,445,636)

Capital expenditures	$-	$47,160	$-	$47,160

There was only one business segment in 2009.  As such, comparative information is not applicable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.  Furthermore, such forward-looking statements speak only as of the date of this report. We disclaim any intent to update forward-looking statements to reflect actual events or results occurring after the date of this report.

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

Growth Strategy

We are currently focusing our efforts on new and patented pharmaceutical products mostly based on our patented drug delivery technology known as NexACT® and leveraging the Know-How of the newly acquired CRO business to assist in our product and NexACT® technology development within Bio-Quant’s current business operations.

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

On January 12, 2010, we announced results from a pre-clinical study which supported the ability of the NexACT technology to deliver an oral formulation of paclitaxel (“Taxol®”)  and to enhance the drug’s bioavailability by approximately ten-fold through this oral administration. Taxol®, a first line chemotherapy drug used to treat breast, lung and ovarian cancers, is currently administered through an intravenous infusion that can take up to 24 hours to complete. Taxol® is a registered trademark of Bristol-Myers Squibb Company.

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

On September 14, 2010, we announced results from a pre-clinical pharmacokinetic study showing the ability of NexACT to enable rectal delivery of biologics, such as human antibodies.  Specifically, data from the study showed that rectal delivery of rituximab (“Rituxan®”), formulated with NexACT, yielded similar blood levels of the antibody, as compared to delivery via a subcutaneous route.  Rituxan® is currently marketed by Genentech and Biogen IDEC.  The drug is prescribed to treat Non-Hodgkin's Lymphoma (NHL), Chronic Lymphocytic Leukemia (CLL) and Rheumatoid Arthritis (RA) and is delivered either subcutaneously or via three cycles of intravenous infusions in a hospital setting.

On September 20, 2010, we announced that results from a United States Pharmacopeia Preservative Efficacy Test (USP PET) qualified NexACT as an anti-microbial preservative. The results show that NexACT was effective in killing more than 23 strains of bacteria, fungus and mold, well beyond the requirements for passing the USP PET. These results are supported by our prior, long-term stability and microbiology data, generated from its clinical batches of Vitaros® .

We believe that ability of NexACT to function as a preservative opens up new partnering opportunities with pharmaceutical and cosmetic developers. The safety of NexACT has been tested extensively in over 4,500 patients to date, with excellent results.  We therefore think it has the potential to compete with commonly used preservatives, such as parabens, which are in more than 90 percent of all marketed cosmetic products and can cause allergic reactions such as contact dermatitis and delayed hypersensitivity reaction in about 10% of the population.

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

On July 21, 2008, we received a not approvable action letter (the “Action Letter”) from the FDA in response to our NDA.  The major regulatory issues raised by the FDA were related to the results of the transgenic (“TgAC”) mouse carcinogenicity study which we completed in 2002.   The TgAC concern raised by the FDA is product specific, and does not affect the dermatological products in our pipeline.

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

           In Canada, we filed the New Drug Submission (“NDS”) for Vitaros in February 2008 and received a Notice of Non-Compliance (“Notice”) on January 19, 2010.  The Notice was an end-of-review communication from Health Canada when additional information was needed to reach final decision on product approval.  The deficiencies cited in the Notice were related specifically to the product’s CMC (Chemistry, Manufacturing and Controls), and no pre-clinical or clinical deficiencies were cited in the Notice.  In February 2010, we met with Health Canada to discuss their concerns and were able to reach agreement with them on the necessary action to be completed and included in our response to the Notice.  On June 23, 2010, we announced that Health Canada issued The Screening Acceptance Letter (the “Acceptance Letter”) in connection with our NDS.  The Acceptance Letter confirmed that the CMC response filed by us in April 2010 was acceptable for the final, 150-day review cycle.  In November 2010, we received a request from Health Canada for additional CMC data as a follow up to the data previously submitted in April 2010. On November 8, 2010 we submitted our full response to that request. Based on the date of acceptance, a final approval decision regarding the approvability of the product for marketing in Canada is expected by the end of November 2010. There is no assurance that we will receive a favorable decision.

For Europe, we are currently pursuing a decentralized filing strategy. Our intention is to file a Marketing Authorization Application (“MAA”) in Europe during the first half of 2011.  We have executed a non-binding term sheet for a commercial partner in one European country and we are actively engaged in discussions with commercialization partners for other European countries, including entering into contract negotiations.  We expect to sign our first European licensing deal before the end of 2010.  There is no assurance of the timing or success of completing a licensing agreement or obtaining regulatory approval.

MycoVa Anti-Fungal Treatment (formerly NM100060)

We had an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for MycoVa (formerly NM100060), our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa and had assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing and $5 million in milestones in 2008.  In addition, we were eligible to receive royalties based upon the level of sales achieved.

In July 2008, Novartis completed the Phase 3 clinical trials for MycoVa.  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for MycoVa consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of MycoVa in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at that time.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement.  In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase 3 studies that they conducted for MycoVa.

Pursuant to the termination agreement, we will pay to Novartis 15% of any upfront and/or milestone payments that we receive from any future third party licensee of MycoVa, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of our assets, is sold, we will pay to Novartis 15% of any upfront and/or milestone payments received by us or our successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.

We have completed our analysis of the two pivotal Phase 3 studies completed by Novartis.  We are actively exploring our options to file for marketing authorization in Canada, Europe, Middle East and Africa at this time.

PrevOnco™, RayVa™, Femprox® and Other Products

In March 2010, we acquired PrevOnco™, a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors.   Based on in vivo mouse data, we believe the product has demonstrated potential for treating human hepatocellular carcinoma (HCC), or liver cancer.   In addition, PrevOnco™ has received Orphan Drug Designation by the US FDA for HCC.  On March 25, 2010, we filed an IND including a proposed Phase 2 clinical protocol for PrevOnco™.

On April 26, 2010 we announced that the FDA cleared us to proceed with our proposed Phase 2 clinical study of PrevOnco™ as a first line therapy for treating HCC.  Additionally, in IND review communication, the FDA gave us the opportunity to move PrevOnco™ directly into a Phase 3 trial that would support marketing approval, subject to positive study results.  In order to pursue this regulatory path, we would need to expand the proposed Phase 2 study design to use PrevOnco™ in combination with Doxorubicin as a second-line therapy for patients who have failed NEXAVAR®, the currently marketed first-line anticancer treatment in the U.S., for patients with either HCC or advanced renal cell carcinoma (cancer of the kidney).   We formed our clinical advisory board and finalized our Phase 3 clinical protocol which we expect to submit, before the end of 2010. This Special Protocol Assessment Phase 3 registration protocol is for a comparator study against doxorubicin in NEXAVAR® failure, which would be expected to support the filing of an NDA for marketing approval in the U.S. and Europe, subject to positive data.  NEXAVAR® is marketed by Bayer HealthCare Pharmaceuticals, Inc.

In May 2010, we announced that we obtained an IND number for RayVa, our topical alprostadil-based treatment for Raynaud’s syndrome, which refers to a disorder in which the fingers or toes (digits) suddenly experience decreased blood circulation, and is characterized by color changes of the skin of the digits upon exposure to cold or emotional stress. Given the disease characteristics, Raynaud’s syndrome is an appealing product opportunity for us and one that we believe can benefit strongly from the active ingredient in Vitaros.  We met with the FDA in July 2010 to discuss the proposed regulatory path for our product.  The FDA agreed with our proposal to move the product directly into Phase 3 testing based on our work to-date with alprostadil products.  We expect to submit to the FDA the Phase 3 protocol for Special Protocol Assessment for review before the end of 2010.

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

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through September 30, 2010, we had an accumulated deficit of $187,854,240.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

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

At September 30, 2010, we had cash and cash equivalents of approximately $1.8 million as compared to $480,000 at December 31, 2009.   During the first nine months of 2010, our net cash provided by financing activities was approximately $6.6 million as a result of the issuance of convertible Notes as discussed in Note 7 of the unaudited consolidated financial statements and  from the sale of Common Stock as discussed in Note 11 of the unaudited consolidated financial statements.  The receipt of this cash during the first nine months of 2010 was offset by our capital expenditures of approximately $340,000 and our cash used in operations of approximately $4.9 million.  Our cash used in operating activities during the first nine months of 2010 includes approximately $437,000 in proceeds received during the first nine months of the year from the sale of our New Jersey net operating losses in 2009.  During the first nine months of the year our Bio-Quant CRO had a net cash outflow of approximately $794,000.  Our administrative overhead, including public company expenses, is approximately $160,000 per month.  Additionally, we spent approximately $143,000 for our 2009 annual audit fee, $150,000 in costs associated with three shareholder meetings held during the period, $510,000 in legal fees for various transactions including the Notes issued and Common Stock sold as discussed in Notes 7 and 11 of unaudited consolidated financial statements, the special meetings of our shareholders held in March and September 2010, and also fees related to the acquisition of Bio-Quant in 2009.  We also spent approximately $1.3 million for the development of our NexACT technology and related pipeline products as well as approximately $199,000 for related business development efforts.  During the first nine months of the year, we spent approximately $137,000 in severance and accrued vacation paid as part of our restructuring program implemented in December 2008, $93,000 in costs related to managing our building in East Windsor, NJ before the tenant took occupancy in February 2010, $500,000 in legal fees related to new patent applications for our NexACT technology and $202,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.

We anticipate that our current cash reserves of approximately $9.5 million as of the date of this report, which includes the net proceeds of approximately $8,540,000 received on October 4, 2010 from the Offering as described in Note 11 of the unaudited consolidated financial statements, will provide us with sufficient cash to fund our operations through 2011.  This projection is based on our current administrative overhead, including public company expenses, of approximately $160,000 per month together with our planned expenditures related to continued research and development expenses related to our pipeline products and the NexACT drug delivery technology.  Additionally we expect to continue funding the Bio-Quant CRO from our current cash reserves in 2011 as it continues to divert its existing resources and capacity to support the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.  Through the first nine months of 2010, 22% of the studies performed by Bio-Quant were in support of the expansion of our NexACT® technology.  Our strategy for 2011 is to continue diverting the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects so that we can generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products.  We believe that if we are able to enter into such licensing agreements they would be expected to generate higher revenue and greater return for our shareholders.

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

Comparison of Results of Operations Between the Three Months Ended September 30, 2010 and 2009.

As there was only one segment in 2009, segment information regarding the results of operations for the three months ended September 30, 2009 as compared to the same period in 2010 was not included.

Revenue.  We recorded $1,193,535 in revenue during the third quarter of 2010, as compared to $109,590 in revenue during the third quarter of 2009.  The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 14 to the unaudited consolidated financial statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.  We expect to continue to see this level of revenue generated on a quarterly basis from our Bio-Quant CRO in 2010.

Research and Development Expenses.  Our research and development expenses for the third quarter of 2010 and 2009 were $513,920 and $309,989, respectively.  While we began to reduce our research and development expenses in 2009, we have now begun to increase our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

General and Administrative Expenses.  Our general and administrative expenses were $2,089,840 during the third quarter of 2010 as compared to $714,039 during the same period in 2009.   The increase is due to the costs associated with the special meeting of shareholders held in September, 2010 as well as the increase in expenses related to the Bio-Quant CRO business.  There was no such meeting in 2009 and the Bio-Quant CRO business was not acquired until December 2009.

  Interest Expense, Net.  We had net interest expense of $160,639 during the third quarter of 2010, as compared to $276,178 during the same period in 2009.  The decreased interest expense is the result of no non-cash interest expense recognized during the third quarter of 2010. The higher interest expense recorded in 2009 was the result of the imputed interest recorded on the conversions of the convertible notes payable to Common Stock at a discount to the then market price of the Common Stock as discussed in Note 7 of the unaudited consolidated financial statements.  There were no such conversions of convertible notes payable to Common Stock during the same period in 2010.

 Net Loss.  The net loss was $2,606,275 or $0.20 per share in the third quarter of 2010 as compared to net loss of $1,190,616 or $0.20 per share during the same period in 2009.  The increase in net loss is primarily attributable to the increased general and administrative expenses and research and development expenses as discussed above.

Comparison of Results of Operations Between the Nine Months Ended September 30, 2010 and 2009.

As there was only one segment in 2009, segment information regarding the results of operations for the nine months ended September 30, 2009 as compared to the same period in 2010 was not included.

Revenue.  We recorded $4,110,214 in revenue during the first nine months of 2010, as compared to $2,678,873 in revenue during the same period in 2009.   The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 14 of the Notes to unaudited consolidated financial statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.  We expect to continue to see this level of revenue generated on a quarterly basis from our Bio-Quant CRO in 2010.

Research and Development Expenses.  Our research and development expenses for the first nine months of 2010 and 2009 were $1,417,879 and $1,628,808, respectively.  While we began to reduce our research and development expenses in 2009 and early 2010, we have now begun to increase our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

General and Administrative Expenses.  Our general and administrative expenses were $6,969,776 during the first nine months of 2010 as compared to $2,499,835 during the same period in 2009.   The increase is due to approximately $1.1 million of stock compensation expense recorded during the second quarter of 2010 as restricted share grants contingent upon stockholder approval of an increase in the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”) were awarded in May 2010 upon approval of such shares as discussed in Note 3 of the unaudited consolidated financial statements.  We also incurred higher expenses in 2010 in connection with three shareholder meetings held during the first nine months of 2010 whereas there were no such meetings in 2009.  Additionally, there was an increase in expenses in 2010 related to the Bio-Quant CRO business which was acquired in December 2009.

Interest Expense, Net.  We had net interest expense of $8,750,343 during the first nine months of 2010, as compared to $482,232 during the same period in 2009.  The increased interest expense is the result of non-cash interest expense recognized on the beneficial conversion feature of the convertible mortgage notes and notes payable as discussed in Notes 7 and 8 of the unaudited consolidated financial statements.  Non cash interest expense was $8,530,999 and $263,469 for the nine months ended September 30, 2010 and 2009, respectively.

 Net Loss.  The net loss was $16,122,378 or $1.65 per share in the first nine months of 2010 as compared to net loss of $1,932,002 or $0.34 per share during the same period in 2009.  The increase in net loss is primarily attributable to the increased general and administrative expenses and non-cash interest charges as discussed above.  Additionally, in 2009, there was a one-time transaction for the sale of U.S. rights of Vitaros® to Warner which increased revenue as discussed in Note 14 to the unaudited consolidated financial statements.

ITEM 3.                    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2009.

ITEM 4T.                  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

From time to time, the Company may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of business.  There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 1A.                 RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Amendment to Articles of Incorporatrion (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 10, 2010).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 10, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

10.1
Engagement Letter by and between the Company and Dawson James Securities, Inc. dated as of August 16, 2010 (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 13, 2010).

10.2
Warrant Agent Agreement by and between the Company and Wells Fargo Bank, N.A., dated as of September 17, 2010 (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 13, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: November 11, 2010	/s/ Mark Westgate
Mark Westgate
Vice President and Chief Financial
Officer

EXHIBIT INDEX

3.1	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 10, 2010).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 10, 2010).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

10.1
Engagement Letter by and between the Company and Dawson James Securities, Inc. dated as of August 16, 2010 (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 13, 2010).

10.2
Warrant Agent Agreement by and between the Company and Wells Fargo Bank, N.A., dated as of September 17, 2010 (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 13, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.