Form 10-Q/A
period 2010-09-30
APRICUS BIOSCIENCES, INC.
filed 2010-11-30
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 10, 2010, 18,040,640 shares of Common Stock, par value $0.001 per share, were outstanding.

Explanatory Note

Apricus Biosciences, Inc. is filing this Amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as originally filed with the Securities and Exchange Commission on November 12, 2010 (the “Form 10-Q”), solely for the purpose of correcting the number of shares of Common Stock outstanding as of November 10, 2010 as reported on the cover page. No other amendments are being made to the Form 10-Q. This Amendment does not reflect events occurring after the date of the Form 10-Q nor does it modify or update the disclosure contained in the Form 10-Q in any way, other than as required to reflect the correction on the cover page to the number of shares of Common Stock outstanding as of November 10, 2010, as discussed above.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: November 30, 2010	/s/ Mark Westgate
Mark Westgate
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)