Form 10-K
period 2010-12-31
APRICUS BIOSCIENCES, INC.
filed 2011-03-10
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.
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

As of March 8, 2011, 19,453,018 shares of the common stock, par value $.001, of the registrant were outstanding.  The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2010, was approximately $26 million.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this report.   Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APRICUS BIOSCIENCES, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2010

ITEMS IN FORM 10-K

PART I.

ITEM 1.	BUSINESS.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth under the heading “Factors That Could Affect Our Future Results” in Item 1A of this Report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Corporate History

We are a Nevada corporation and have been in existence since 1987.  On September 10, 2010, the Company held a special meeting of its stockholders at which the stockholders approved, by an affirmative majority vote, to change the name of the Company from NexMed, Inc. to Apricus Biosciences, Inc.  We have operated in the pharmaceutical industry since 1995, focusing primarily on research and development in the area of drug delivery.  Our proprietary drug delivery technology is called NexACT®.

In 2005 and 2007 we entered into licensing agreements with Novartis International Pharmaceutical Ltd. (“Novartis”) and Warner Chilcott Company, Inc. (“Warner Chilcott”), respectively, pursuant to which we granted to Novartis and Warner Chilcott rights to develop and commercialize certain products we developed using the NexACT® technology.  Please see the NexACT® Drug Delivery Technology section below for a detailed discussion about MycoVa™ (formerly NM100060), our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection), which we licensed to Novartis in 2005 and Vitaros®,,, a topical alprostadil-based cream treatment intended for patients with erectile dysfunction, which we licensed to Warner Chilcott in 2007.  Also see Note 4 of the Notes to the Consolidated Financial Statements for a description of the licensing agreements and their current status.

On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotechnology contract research organization (CRO) based in San Diego, California and one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-investigational new drug (“IND”) enabling packages. Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.

As a result of our acquisition of Bio-Quant, we now have two operating segments: designing and developing pharmaceutical products (“The NexACT®  drug delivery technology business”) and providing pre-clinical CRO services (“The Bio-Quant CRO business”).  The sales of diagnostic kits by Bio-Quant does not constitute a reporting segment as the assets and revenues are not material in relation to our operations as a whole, but the results of that business segment are included in the Bio-Quant CRO business discussion.

Growth Strategy

We are currently focusing our efforts on commercializing and developing new and patented pharmaceutical products mostly based on our patented drug delivery technology known as NexACT® and leveraging the know-how of the CRO business to assist in our product and NexACT® technology development within Bio-Quant’s current business operations.  Our strategy is to continue diverting the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects so that we can generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products.

Develop and Monetize Pipeline.  We are seeking to derive value from our current pipeline of clinical and pre-clinical candidates through out-licensing, sales and commercial partnerships.  In doing so, we are seeking to find development partners who will bear substantially all of the future costs associated with the development of these programs in exchange for granting the partners the rights to commercialize the drugs, if approved.  Each agreement with those development partners may include a combination of upfront payments, license and/or milestone fees and future royalty payments

We intend to continue our efforts developing treatments based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring in the near term or expired and (4) with proven market track records and commercial potential.  Further, with the pre-clinical and formulation expertise we have from the acquisition of Bio-Quant, we have begun to develop new formulations of approved drugs based on the application of NexACT® technology to drug compounds in the areas of oncology, pain/inflammation, autoimmune diseases, and metabolic diseases.

NexACT® as a Licensing Platform.  In addition to seeking to monetize our existing pipeline, we are seeking to derive value from our NexACT® technology platform as a means of enhancing the delivery of other companies’ drugs and drug candidates.  NexACT® can be used to deliver drugs through different methods of administration and can be used as a means to enhance the bioavailability of drugs.  To help accelerate the licensing of our NexACT® technology, we are using our Bio-Quant business to conduct pre-clinical proof-of-concept studies on other companies’ compounds to provide data on how NexACT® may be of value to these clients.  Moreover, we believe that we can enhance our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.  Towards that end, we will continue to work closely with our regulatory and clinical consultants, and meet with the FDA in order to obtain Special Protocol Assessments, or SPAs, for the planned clinical studies of our partners.  When the FDA grants an SPA for an oncology drug with a survival endpoint,  the FDA generally cannot change the clinical endpoints at a later date.

NexACT® Drug Delivery Technology

The NexACT® drug delivery technology is designed to enhance the delivery of an active drug to the patient. Successful application of the NexACT® technology by our partners could improve therapeutic outcomes and reduce systemic side effects that often accompany existing oral and injectable medications. Prior to the acquisition of Bio-Quant, we invested approximately $185 million on the development of the NexACT® technology using a variety of compatible drug compounds and delivery systems.  During 2010, Bio-Quant’s pre-clinical expertise allowed us to increase our research and development efficiency resulting in multiple future product development assets for our partners to commercialize.

In 2010, through the acquisition of Bio-Quant, we have expanded our research and development capabilities with NexACT® into the additional areas of oncology, inflammation, immunology and metabolic diseases.  As a result, we are conducting additional internal studies to extend the validation of the NexACT® technology including the oral or subcutaneous delivery of classes of drugs for these indications.

NexACT® enables multi-route administration of active drugs across numerous therapeutic classes.  The NexACT® technology has been tested in human clinical trials by us and our partners as a means of transdermal delivery of drugs (through the skin) and has been shown in pre-clinical animal studies to serve as an effective vehicle for the delivery of a wide range of drugs and drug classes, including small molecules, peptides, proteins and antibodies, via a series of routes  of administration, including transdermal (topical), oral, subcutaneous, rectal and buccal (absorbed in the mouth).

NexACT® is based on proprietary permeation enhancers that are biodegradable and biocompatible, and that mimic the composition of human skin.  NexACT® enables the rapid absorption of high concentrations of drug directly at the target site or systemically into the blood stream.  NexACT® has been tested in human clinical trials in over 5,000 patients involving three different investigational drugs: Vitaros®, Femprox® and MycoVaTM.  In these clinical trials, NexACT® demonstrated a very favorable safety profile, with minimal serious adverse events that were attributed to the drug candidates.

Product Candidate Pipeline

We currently have a total of 13 research and development programs in the areas of sexual dysfunction oncology, dermatology, autoimmune, pain, anti-infectives, diabetes and cosmeceuticals.  Each of these programs and their stage of development is listed below.  Except for Vitaros® for erectile dysfunction in Canada, none of the drug candidates being studied in these programs have been approved for marketing and we currently have no ongoing human clinical trials.  We have no plans to enter into any human clinical trials for any of these programs until we have secured a co-development partner for such program.

Therapeutic Area	Drug Candidate	Indication	Delivery Method	Development Stage
Sexual Dysfunction	Vitaros®	Erectile Dysfunction	Topical	Approved in Canada (Canada) FDA-NDA final stages Filing in Europe 2011 Q2 Filing in MENA 2011 Q2

		Premature Ejaculation		Pre-NDS meeting scheduled (Canada)

Dermatology	MycoVaTM	Onychomycosis	Topical	3 Phase III meeting schedules Trials Pre-NDS meeting scheduled (Canada) Pre-Filing meeting scheduled (Europe) Pre-Filing meeting scheduled (MENA)

Oncology	PrevOncoTM (lansoprazole)	HCC (Liver Cancer)	Oral	In discussion for Special Protocol Assessment (“SPA”) phase III Trial

Sexual Dysfunction	Femprox®	Female Sexual Arousal Disorder	Topical	1 Phase III completed Pre-NDS meeting scheduled (Canada)

Cardiovascular	RayVaTM	Raynaud’s Syndrome	Topical	IND to be filed (Phase III)

Oncology	Nupen™	Post-chemotherapy recovery of Neutrophil	Topical	IND filed

Oncology	5-FU	Actinic Keratosis	Topical	Pre-clinical animal studies

Oncology	Rituximab	Non-Hodgkin’s Lymphoma	Subcutaneous and Topical	Pre-clinical animal studies

Oncology	Paclitaxel	Squamous Carcinoma Mouth Cancers	Topical	Pre-clinical animal studies

Metabolic	Insulin	Diabetes	Subcutaneous	Pre-clinical animal studies

Dermatology	PsoriaVaTM	Psoriasis	Topical	Pre-clinical animal studies

Anti-Inflammatory	Lidocaine	Pain	Topical	Pre-clinical animal studies

Dermatology	DDAIP	Anti-Aging (Cosmetic)	Topical	Pre-clinical animal studies

NexACT® Technology Platform

The NexACT® technology consists of a small molecule permeation enhancer called Dodecyl 2-(N,N dimethylamino)-propionate (DDAIP) which enables the rapid absorption of high concentrations of an active pharmaceutical ingredient directly at the target site, which is designed to enhance the  delivery of an active drug to the patient.  Successful application of the NexACT® technology may improve therapeutic outcomes and reduce systemic side effects that often accompany existing oral and injectable medications.

In 2010, through the acquisition of Bio-Quant, we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology and metabolic diseases.  In addition, we are conducting additional studies to extend the validation of the NexACT® technology into the oral, subcutaneous, ocular and rectal delivery of classes of drugs for these and other indications.

Drug Candidate Pipeline

We currently have a total of 13 programs that are in various stages of development, all of which utilize the NexACT® technology.  Our main late or later stage products and product candidates are Vitaros® for erectile dysfunction, MycoVa™ for nail fungus, PrevOnco™ for liver cancer, RayVa™ for Raynaud’s Syndrome and FemProx™ for female sexual arousal disorder.  The remaining eight programs have generated pre-clinical data from animal studies that suggests the potential for significant improvements over the existing safety and/or efficacy of the underlying product that is already on the market.  A summary of these programs is provided below.  We have no plans to enter into any additional human clinical trials for any of these programs until we have secured a co-development partner for such program.

Vitaros® Erectile Dysfunction Treatment

We have one current product, Vitaros® , which is approved for marketing and sale in a country (Canada).  It is a topical alprostadil-based cream treatment intended for patients with erectile dysfunction.  We are actively engaged in late stage discussions with commercialization partners in Canada.  We expect to sign a commercialization partnership in that country during the first half of 2011.

In the United States, our NDA was filed and accepted for review by the FDA in September and November 2007, respectively.  On July 21, 2008, we received a “Not Approvable Action Letter” (the “Action Letter”) from the FDA in response to our NDA.  The major regulatory issues raised by the FDA were related to the results of the transgenic (“TgAC”) mouse carcinogenicity study which we completed in 2002.   The TgAC concern raised by the FDA was product specific, and does not affect the dermatological products in our pipeline.

On October 15, 2008, we met with the FDA to discuss the major deficiencies cited in the Action Letter and to reach consensus on the necessary actions for addressing these deficiencies for our Vitaros® NDA.  Several key regulatory concerns were addressed and agreements were reached at the meeting. The FDA agreed to: (a) a review by the Carcinogenicity Advisory Committee (“CAC”) of the 2 two-year carcinogenicity studies which were recently completed; (b) recommended that we conduct one Phase 1 study in healthy volunteers to assess any transfer to the partner of the NexACT® technology and (c) recommended that we conduct one animal study to assess the transmission of sexually transmitted diseases with the design of the study to be determined.

On February 3, 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents covering Vitaros® to Warner Chilcott which terminated the previous licensing agreement with that company.   Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of an NDA approval from the FDA.  In addition, Warner Chilcott has paid us a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner Chilcott gives us the right to reference their work on Vitaros® in our future filings outside the U.S., which may benefit us in international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  While Warner Chilcott is not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA, as of the date of this report, Warner Chilcott submitted the CAC assessment package to the FDA during the 4th quarter of 2009.  Based on Warner Chilcott’s previous discussion with the FDA, Warner Chilcott had expected them to make their decision during the first quarter of 2010.  However, as of the date hereof , we have nothing new to report.

On December 1, 2010 we announced that we appointed the Therapex Division of E-Z-EM Canada, Inc., a wholly-owned subsidiary of Bracco Pharma in Italy (“Therapex”), as a manufacturer for Vitaros®.  Therapex will also be the designated manufacturer when we file for marketing approval in Europe for Vitaros®, which is expected in the first half of 2011. The Company intends to move forward with production of Vitaros® in parallel to ongoing partnering discussions in Europe and Canada, in order to accelerate the planned commercial launch of the drug.

For Europe, we are currently pursuing a decentralized filing strategy (“Decentralized Procedure” or “DCP”).  Our intention is to file a Marketing Authorization Application (“MAA”) in multiple European countries during the first half of 2011.  On December 22, 2010, we entered into an exclusive license agreement for Italy with BRACCO SpA (“Bracco”) for Vitaros® for erectile dysfunction.  Under the terms of the licensing agreement, Bracco has been granted exclusive rights in Italy to commercialize and market the Vitaros® formulation for erectile dysfunction under the Bracco trademark, and the Company will receive €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Bracco’s sales of Vitaros® in Italy.

We continue to be in active discussions with commercial partners for other European territories and expect to sign additional commercialization partnerships throughout 2011.  There is, however, no assurance of the timing or success of completing additional licensing agreements or obtaining regulatory approval in Europe.

On January 3, 2011, we entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize our Vitaros® product for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, we are entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros® in the Elis Territory.

On February, 14,  2011 we enter into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize our Vitaros®product for erectile dysfunction and when and if available, for premature ejaculation in  Israel and the Palestinian Territories (the Territory”).  Under the Neopharm License Agreement, we are entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

MycoVa™ Anti-Fungal Treatment

MycoVa™ is our proprietary topical nail solution in development for the treatment of onychomycosis (nail fungal infection).  We had previously licensed MycoVa™ to Novartis International Pharmaceutical Ltd. (“Novartis”). Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa™ and had assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing and $5 million in milestones in 2008.

In July 2008, Novartis completed two Phase 3 clinical trials for MycoVa™.  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for MycoVa™ which consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of MycoVa™ in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.  In  August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit an NDA for the approval of MycoVa™.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results as a superiority trial were insufficient to support marketing approval in Europe.  As such, on July 8, 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement.  In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase 3 studies that they conducted for MycoVa™.

Pursuant to the termination agreement, we received all worldwide rights back to MycoVa™ and agreed that we will pay to Novartis 15% of any upfront and/or milestone payments that we receive from any future third party licensee of MycoVa™, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa ™  (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales.  In the event that the Company, or a substantial part of our assets, is sold, we will pay to Novartis 15% of any upfront and/or milestone payments received by us or our successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales.  If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products.  To date, we have not made any payments to Novartis pursuant to the termination agreement as we have not yet received any revenue for licensing MycoVa™.

We have completed our analysis of the comparator trial conducted by Novartis as a non-inferiority trial.   We believe that the additional analysis has indicated that MycoVa™ has successfully demonstrated 'non-inferiority' for the treatment of onychomycosis compared to the current standard of care in Europe for topical therapy, Loceryl®. In the study, 1,029 patients with mild to moderate nail fungus were given either MycoVa™ (a topical 10% terbinafine hydrogen chloride formulation) or Loceryl® (5% amorolfine nail lacquer) for 48 weeks of treatment. The primary objective endpoint was a complete cure. The secondary endpoints were killing the fungus and improving the appearance of the nail. The reanalysis of the results showed no significant difference in either the primary or secondary endpoints between MycoVa™ and Loceryl®,which is a registered trademark of Galderma.  Based on this data, we are actively exploring our options to file for marketing authorization in Canada, Europe, Middle East and Africa at this time.

PrevOnco™ Liver Cancer Treatment

As discussed in Note 12 of the consolidated audited financial statements, in March 2010 we acquired PrevOnco™, a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors from Fastrack Pharmaceuticals, Inc.   Pursuant to the terms of the agreement, we agreed that we would share equally in all future payments received from potential licensing partners, after first deducting our development expenses at a 15% premium over actual costs incurred by us.  Based on invivo mouse data, we believe the product candidate has demonstrated potential for treating human hepatocellular carcinoma (“HCC”), or liver cancer.   In addition, PrevOnco™ has received Orphan Drug Designation by the U.S. FDA for HCC which could provide an extended period of market exclusivity if PrevOnco™ is the first drug approved for this indication..  In March 25, 2010, we filed an Investigational New Drug Application including a proposed Phase 2 clinical protocol for PrevOnco™.

In  April 2010 we announced that the FDA cleared us to proceed with our proposed  Phase 2 clinical study of PrevOnco™ as a first line therapy for treating HCC. Additionally, in an IND review communication, the FDA provided us with the opportunity to move PrevOnco™ directly into a Phase 3 trial that would support marketing approval, subject to positive study results if used as a second line therapy.  In order to pursue this regulatory path, we formed our clinical advisory board and filed a Phase 3 SPA with the FDA. The study design is to use PrevOnco™ in combination with Doxorubicin as a second-line therapy for patients who have failed NEXAVAR®, the currently marketed first-line anticancer treatment in the U.S., for patients with either HCC or advanced renal cell carcinoma (cancer of the kidney).   This SPA Phase 3 registration protocol for a comparator study against doxorubicin in NEXAVAR® failure would be expected to support the filing of an NDA for marketing approval in the U.S. and Europe, subject to positive data.  NEXAVAR® is marketed by Bayer HealthCare Pharmaceuticals, Inc. We are currently in discussion with the FDA on the SPA Phase 3 protocol we submitted and expect to have a final protocol agreed upon within 8-12 months The Company projects that the next generation of the PrevOnco™ product candidate will incorporate the NexACT® technology.

RayVa™ for Raynauds Syndrome

In May 2010, we announced that we obtained an IND number for RayVa™, our topical alprostadil-based treatment for Raynaud’s Syndrome, which refers to a disorder in which the fingers or toes (digits) suddenly experience decreased blood circulation, and is characterized by color changes of the skin of the digits upon exposure to cold or emotional stress. Given the disease characteristics, Raynaud’s Syndrome is an appealing product opportunity for us and one that we believe can benefit strongly from the active ingredient in Vitaros®.  We met with the FDA in July 2010 to discuss the proposed regulatory path for our product candidate.  The FDA agreed with our proposal to move the product candidate directly into Phase 3 testing based on our work to-date with alprostadil-based products.  We expect to submit to the FDA an adaptive Phase 3 protocol for an SPA for review before the end of 2011.

Femprox® for Female Sexual Arousal Disorder

Our product pipeline also includes Femprox®, which is an alprostadil-based cream product candidate intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies was significantly lower than in the U.S.  We do not intend to conduct additional studies for this product candidate until we have secured a co-development partner, which we are actively seeking. We are currently assessing whether the current clinical data would be sufficient to file for market authorization is Canada, Europe, the Middle East and Africa.

In addition, we are currently working on a number of other pre-clinical product candidates which are described below.

Pre-clinical Programs

Nupen™ for Post-Chemotherapy Recovery of Neutrophil

Filgrastim is a human granulocyte colony-stimulating factor (“G-CSF”)‚ produced by recombinant DNA technology. NEUPOGEN® is a registered trademark of  Amgen Inc.   NEUPOGEN® has been shown to be safe and effective in accelerating the recovery of white blood cell counts following a variety of chemotherapy regimens and following bone marrow transplantation.  We intend to use our NexACT® technology to formulate a topical formulation of Filgrastim called Nupen™ for easier administration and thus better patient compliance.  In October 2010, we entered into a collaboration with the University of California San Diego (Moores Cancer Center) (“UCSD”) in which UCSD will fund the bioequivalency clinical trials for Nupen™ upon the development of the optimal formulation.

Rituxmab for Non-Hodgkins Lymphoma

Rituximab is the first FDA-approved therapeutic antibody for the treatment of cancer in the United States.  It interferes with the development of cancer cells, slowing their growth and spread in the body.  Currently delivered via topical and subcutaneous methods, rituximab is the active drug in Rituxan®, a CD20-directed cytolytic antibody used for the treatment of Non-Hodgkin’s Lymphoma, Chronic Lymphocytic Leukemia and Rheumatoid Arthritis.  The trademark is held by Biogen Idec and jointly marketed with Genentech.

Pre-clinical studies examining the subcutaneous delivery of rituximab at Bio-Quant showed that animals receiving subcutaneous injections of rituximab, incorporated with NexACT®, demonstrated a 46% enhancement in bioavailability over rituximab alone.  Unlike the intravenous infusion, which has to be performed in a hospital setting, subcutaneous injection could be performed at home by the patient.  Subject to available capital, we intend to move forward in human bioequivalency testing in human clinical trials.

On September 14, 2010, we announced results from a pre-clinical pharmacokinetic study showing the ability of our NexACT® technology to enable rectal delivery of biologics, such as human antibodies.  Specifically, data from the study showed that rectal delivery of rituximab (“Rituxan®”), formulated with NexACT®, yielded similar blood levels of the antibody, as compared to delivery via a subcutaneous route.  The drug is prescribed to treat Non-Hodgkin's Lymphoma (NHL), Chronic Lymphocytic Leukemia (CLL) and Rheumatoid Arthritis (RA) and is delivered either subcutaneously or via three cycles of intravenous infusions in a hospital setting.

Subcutaneous Administration of Insulin and Paclitaxel

In March 2010, we announced results from a pre-clinical study which successfully demonstrated the ability of the NexACT® technology to deliver insulin and other large molecule drugs such as Paclitaxel subcutaneously, in a depot-like fashion (or slow release) over a 24 hour period from a single injection. Specifically, rodents that received insulin injections incorporating the NexACT® technology showed bio-equivalency to Lantus® in controlling glucose levels in the blood.  Further studies in rodents showed that NexACT® was able to deliver Taxol® subcutaneously in levels similar to those previously observed in NexACT-based oral Paclitaxel formulation without any apparent toxicity.  Lantus®, a product of Sanofi Aventis, is a commonly prescribed insulin injection for treating diabetes.  Additionally, we are continuing to further develop our NexACT® formulation of Paclitaxel in anticipation of potential human clinical trials.

Oral Administration of Paclitaxel

On January 12, 2010, we announced results from a pre-clinical study that supported the ability of the NexACT® technology to deliver an oral formulation of Paclitaxel and to enhance the drug’s bioavailability by approximately ten-fold through this oral administration. Paclitaxel, a first line chemotherapy drug used to treat breast, lung and ovarian cancers, is currently administered through an intravenous infusion that can take up to 24 hours to complete.

Topical Administration of Paclitaxel

In October 2010, we entered into a collaboration with the University of California San Diego (Moores Cancer Center) (“UCSD”) in which UCSD will fund the bioequivalency clinical trials for Paclitaxel upon the development of the optimal formulation.

PsoriaVa™ for Psoriasis

             PsoriaVa™ is our proprietary formulation of calcipotriene 0.005% and betamethasone dipropionate 0.064% for faster skin penetration for the potential treatment of psoriasis. Calcipotriene 0.005% and betamethasone dipropionate 0.064% is currently approved under the tradename Taclonex® and is a trademark of Leop Pharma.  We have conducted extensive pre-clinical and long term stability studies on its formulation in anticipation of human proof of concept clinical trials for pain indications.

Lidocaine for Pain

 We have developed a fast-acting lidocaine local anesthesia gel using one of the active ingredients found in the commercial product, EMLA cream. In pre-clinical studies, the lag time of our prototype product is reduced by 50% compared to the commercial product. The skin permeation data compares a 2.5% lidocaine gel and the EMLA cream, which contains 2.5% lidocaine and 2.5% prilocaine. We continue to run pre-clinical validation studies in anticipation of human proof of concept clinical trials.

Fluorouracil (5-FU) A topical formulation for Actinic Keratosis

The Company is in the early stages of developing a topical  formulation of Fluorouracil (5-FU) in combination with our NexACT® technology

DDAIP (Collagen for Anti-Aging)

In addition to the pharmaceutical uses of DDAIP as a permeation excipient to increase solubility and delivery of drugs, the Company will further its current studies for uses as a preservative for creams and solutions and in cosmeceuticals preparations. Initial experiments showed DDAIP as a potent anti-microbial against a wide spectrum of microbes which makes it a good candidate to replace preservatives such as parabens in topical, cosmetic and liquid preparations.

Furthermore, in house data showed that the addition of DDAIP to cosmetic preparations containing L-Ascorbic Acid increased its delivery through human skin cadavers. The Company intends to run human proof of concept for the use of DDAIP for the cosmeceutical use.

Additional Relevant Studies

In September 2010, we announced that results from a United States Pharmacopeia Preservative Efficacy Test (“USP PET”) qualified NexACT® as an anti-microbial preservative. The results show that NexACT® was effective in killing more than 23 strains of bacteria, fungus and mold, well beyond the requirements for passing the USP PET. These results are supported by our prior, long-term stability and microbiology data, generated from its clinical batches of Vitaros®. We believe that ability of NexACT® to function as a preservative opens up new partnering opportunities with pharmaceutical and cosmetic developers. The safety of NexACT® has been tested extensively in over 4,500 patients to date, with excellent results.  We therefore think it has the potential to compete with commonly used preservatives, such as parabens, which are in more than 90 percent of all marketed cosmetic products and can cause allergic reactions such as contact dermatitis and delayed hypersensitivity reaction in about 10% of the population.

In November 2010, we announced data from animal studies showing that the NexACT® technology significantly improved the oral delivery of five small molecule drugs tested, with the best improvements up to 20-fold, in terms of improvement in absorption.  A total of 10 small molecule therapeutic drugs with known low solubility and/or permeability, according to the Biopharmaceuticals Classification System (“BCS”), were selected for these studies, and represented the following classes: anti-inflammatory drugs, diuretics, anti-hypertensives, antibiotics, anti-psychotics, anti-Parkinson agents and proton pump inhibitors.

Bio-Quant CRO Business

Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.  Bio-Quant has clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetics (PK) and toxicology to support pre-IND enabling packages. Bio-Quant performs studies for its clients in the early stages of drug development and discovery.  Bio-Quant’s business consists of the following main divisions:  (1) the Bio-Quant CRO business and (2) the NexACT® drug development business.

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

With access to our NexACT® technology, we intend to differentiate the Bio-Quant business from its competitors because it now can offer a proprietary drug delivery technology as a service to current and potential clients who need innovative alternatives and solutions to their drug development problems.  Additionally we expect to continue funding the Bio-Quant CRO from our current cash reserves in 2011 as it continues to divert its existing resources and capacity to support the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

Throughout 2010, approximately 22% of the pre-clinical contract services performed by Bio-Quant were in support of the expansion of the use of our NexACT® technology to multiple routes and classes of drugs.  Our strategy , starting in the fourth quarter of 2010 and beyond is to continue diverting the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects so that we can generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products.  We believe that if we are able to enter into such licensing agreements they would be expected to generate higher revenue and greater return for our shareholders than we could make from the Bio-Quant CRO business.  As such, we expect Bio-Quant’s revenues to remain relatively flat in 2011 and possibly decrease in future years as we continue to utilize its capacity for our own product development while still performing services for outside clients in order to generate sufficient revenues to help off-set our own internal product development work at Bio-Quant.

Bio-Quant has two labs and housing facilities along with an experienced scientific staff of 19 employees in San Diego, California.  Bio-Quant’s clients range from larger global pharmaceutical companies to midsize and small biotechnology companies.

Patents

We hold thirteen U.S. patents out of a series of U.S. patent applications that we have filed in connection with our NexACT® technology and our NexACT® -based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications and have received a certain number of foreign patents and have numerous patent applications pending.

The following table identifies the thirteen U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development as of March 10, 2011, and the year of expiration for each U.S.  patent:

Patent Name	Expiration Date

Topical Compositions for PGE1 Delivery	2017
Topical Compositions for Non-Steroidal Anti-Inflammatory Drug Delivery	2017
Topical Compositions for NSAI Drug Delivery	2017
CIP: Apparatus and Method for Inhibiting Lesion Formulation	2017
Topical Compositions Containing Prostaglandin E1	2017
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2018
Medicament Dispenser	2019
Crystalline Salts of dodecyl 2-(N, N-Dimethylamino)-propionate *	2019
CIP: Topical Compositions Containing Prostaglandin E1	2020
CIP: Compositions and Methods for Amelioration of Human Female Sexual Dysfunction	2022
Topical Stabilized Prostaglandin E Compound Dosage Forms	2023
Antifungal Nail Coat Method of Use	2024
Stabilized Prostaglandin E Composition	2026

* Composition of matter patent on our NexACT® technology

While we have obtained patents and have patent applications pending, the extent of effective patent protection in the U.S. and other countries is highly uncertain.  No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies.  Patents we currently own or may obtain might not be sufficiently broad to protect us against competitors with similar technology.  Any of our patents could be invalidated or circumvented.

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

Segment and Geographic Area Information

You can find information about our business segments of business in Note 18 of the Notes to Consolidated Financial Statements in Item 8.

Employees

As of March 8, 2011, we had 35 full time employees, 4 of whom are executive management and 17 of whom are engaged in research and development activities.   We also rely on a number of consultants.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company as of March 1, 2011 are set forth below.

Name	Age*	Title

Dr. Bassam Damaj	42	Director, Chairman, President and Chief Executive Officer

Mark Westgate	41	Vice President, Chief Financial Officer and Treasurer

Edward Cox	30	Vice President, Corporate Development , Investor Relations and Secretary
*As of March 1, 2011

Bassam B. Damaj has been the President, Chief Executive Officer and a director since December 2009.  Dr. Damaj was appointed Chairman of the Board of Directors in October 2010.  He is a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and a director of Bio-Quant since its inception in June 2000.  He has also served as the Group Leader for the Office of New Target Intelligence and a Group Leader for immunological and inflammatory disease programs at Tanabe Research Laboratories, U.S.A., Inc., as a senior scientist and member of the senior staff board of the drug discovery department at Pharmacopeia Inc., and as a visiting scientist at Genentech Inc., Pfizer Inc. and the National Institutes of Health (NIH).  Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology from McGill University.

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

Edward Cox has been our Vice President, Investor Relations and Corporate Development and Secretary since December 2009.  Mr. Cox  was the President, director and Secretary of Bio-Quant, Inc. from January 2007 until the merger with Apricus Bio.  Prior to that, he acted as a Business Strategist and Consultant for both public and private companies in the areas of Healthcare, Life Science, Technology and Resources. Mr. Cox holds a Masters of Science degree in Business from the University of Florida.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, and we have an Internet website address at http://www.apricusbio.com. We make available free of charge on our Internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as well as our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We continue to require external financing to fund our operations, which may not be available.

We expect our current cash reserves to provide us with sufficient cash to fund our operations into the second half  of 2012.  While our CRO subsidiary, Bio-Quant, is expected to continue to generate revenues that partially offset our operating expenses, we do not believe that Bio-Quant will generate positive cash flow needed to fund our ongoing operations, including the development of our current products under development at our NexMed subsidiary and the annual costs to remain a public company, including legal, audit and listing fees.  Given our current lack of profitability, we may not be able to commence human clinical trials for certain of  our later stage product candidates under development and to study other products currently under pre-clinical development unless we raise additional capital, enter into additional licensing and commercialization agreements, partnering agreements.  If we are unable to accomplish these objectives, we would be unable to advance certain programs and may be forced to curtail our operations.

We will continue to incur operating losses.

We have not marketed or generated sales revenues in the U.S. or foreign countries from our product candidates under development, we have never been profitable and have incurred an accumulated deficit of approximately $201,240,208 million since our inception through December 31, 2010. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing and commercialization of our product candidates currently approved or in human clinical trials and those earlier stage products and technology under development and the ability to grow Bio-Quant’s pre-clinical service business to a level sufficient to generate positive operating income to cover the costs of our operations, including maintaining our public listing.  In the year ended December 31, 2010, Bio-Quant’s revenues did not grow as management resources shifted to development efforts for our product candidates and a significant portion of the Bio-Quant resources were allocated to studies of the NexACT® technology.  Although we have added additional personnel and consultants in 2010 to the Bio-Quant business in an effort to bolster revenues, it is uncertain whether these efforts will be successful and the Bio-Quant revenues may not continue at historical levels or grow at the levels that we have projected.

Our ability to become profitable will depend, among other things, on our (1) development of our proposed product candidates, (2) obtaining of regulatory approvals of our proposed product candidates, (3) success in licensing, manufacturing, distributing and marketing our proposed product candidates, if approved, and (4) increasing the profitability of Apricus Bio through acquisitions and organic growth of its current operations.  If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully operate our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on its ability to develop and maintain important relationships with healthcare providers, clinicians and scientists.  We are highly dependent upon our senior management and scientific staff, particularly Bassam Damaj, Ph.D., our Chairman, President and Chief Executive Officer.  Although we have employment agreements with some of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from obtaining new clients and successfully operating our business.  Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located.  We may need to hire additional personnel as we expand our commercial activities.  We may not be able to attract and retain qualified personnel on acceptable terms.

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, also depends on our ability to subcontract and retain scientific staff with the skills necessary to keep pace with continuing changes in drug development technologies.

We currently have no sales force or marketing organization and will need, but may not be able, to attract marketing partners or afford qualified or experienced marketing and sales personnel for our product candidates under development.

Our first product, Vitaros®, has been approved by Health Canada for the treatment of erectile dysfunction in that country.  Even though Vitaros® is approved for marketing in Canada, we have currently entered into license and marketing relationships with partners in certain countries (but none in Canada) and we have no internal sales and marketing capabilities.  In order to market Vitaros® or any other product candidate directly to customers that may be approved in Canada or in other countries, we will need to build a sales and marketing infrastructure and/or attract marketing partners that will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our product candidates. Our operating results and long term success will depend, among other things, on our ability to establish (1) successful arrangements with domestic and additional international distributors and marketing partners and (2) if we cannot find such partners or choose to market and sell the product directly to customers, an effective internal marketing and sales organization.  Consummation of partnering arrangements is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.  If we enter into third party arrangements, our revenues from Vitaros® sales would be lower as we would share the revenues with our licensing, commercialization and development partners.  If we are unable to launch the drug, we may realize little or no revenue from sales in Canada or other markets where it is or may be approved.

Pre-clinical and clinical trials are inherently unpredictable.  If we or our partners do not successfully conduct these trials or gain regulatory approval, we or our partners may be unable to market our product candidates.

Through pre-clinical studies and clinical trials, our product candidates must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for prediction of results in later-stage testing.  Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states.  Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies.  Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates.  Commercial sales in the United States of our product candidates cannot begin until final FDA approval is received.  The failure of the FDA to approve our product candidates for commercial sales will have a material adverse effect on our prospects.  We have sold rights to our Vitaros® product for erectile dysfunction to Warner Chilcott for sales into the US.  Warner Chilcott has not had Vitaro® for erectile dysfunction approved by the FDA at this time and any inability by it to have the drug approved by the FDA for that indication could have a negative effect on the sales of Vitaros® by the Company’s licensing and commercialization partners and could have a negative effect on the Company’s stock price.

Patents and intellectual property rights are important to us but could be challenged.

Proprietary protection for our pharmaceutical products and products under development is of material importance to our business in the U.S. and most other countries. We have sought and will continue to seek proprietary protection for our product candidates to attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets, and (4) operate without infringing upon the proprietary rights of others.  In addition, we have agreed to indemnify our partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forego revenue if it is necessary for our partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us.

We currently hold thirteen U.S. patents out of a series of U.S. patent applications that we have filed in connection with our NexACT® technology and our NexACT®-based products under development. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.  We previously held two patents covering the first generation of the NexACT® technology enhancer, which expired in 2008 and 2010.  While we believe there are significant disadvantages to using the permeation enhancers covered by these expired patents, third parties may nevertheless develop competitive products using the enhancer technology now that it is no longer patent protected.

While we have obtained patents and have many patent applications pending, the extent of effective patent protection in the U.S. and other countries is highly uncertain and involves complex legal and factual questions.  No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies.  Patents we currently own or may obtain might not be sufficiently broad enough to protect us against competitors with similar technology.  Any of our patents could be invalidated or circumvented.

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit.  We have also sold certain patents in transactions where we have licensed out rights to our drug candidates.  In certain of these transactions, we have agreed to indemnify the purchaser from third party patent claims, which could expose us to potentially significant damages for patents that we no longer own.  Any litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

We and our licensees depend upon third party manufacturers for chemical manufacturing supplies.

We and our licensees are dependent on third party chemical manufacturers for the active drugs in our NexACT®-based products under development, and for the supply of our NexACT® enhancers that are essential in the formulation and production of our topical products.  These products must be supplied on a timely basis and at satisfactory quality levels.  If our validated third party chemical manufacturers fail to produce quality products on time and in sufficient quantities, our results would suffer, as we or our licensees would encounter costs and delays in revalidating new third party suppliers.

We face severe competition.

We are engaged in a highly competitive industry. We and our licensees can expect competition from numerous companies, including large international enterprises, and others entering the market for products similar to ours. Most of these companies have greater research and development, manufacturing, patent, legal, marketing, financial, technological, personnel and managerial resources. Acquisitions of competing companies by large pharmaceutical or healthcare companies could further enhance such competitors’ financial, marketing and other resources. Competitors may complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before we could enjoy a significant competitive advantage. Products developed by our competitors may be more effective than our product candidates.

The Bio-Quant CRO business primarily competes against in-house departments of pharmaceutical, biotechnology and medical device companies, academic institutions and other contract research organizations in the U.S. and abroad. Competitors in Bio-Quant’s industry range from small, limited-service providers to full service, global contract research organizations.  Many of Bio-Quant’s competitors have an established global presence.. In addition, many of Bio-Quant’s competitors have substantially greater financial and other resources than Bio-Quant does and offer a broader range of services in more geographical areas than Bio-Quant does.  Significant factors, among others, in determining whether Bio-Quant will be able to compete successfully include: its consultative capabilities; its reputation for on-time quality performance; its expertise and experience in specific drug discovery, research and development areas; the scope of its service offerings; its strength in various geographic markets; the price of its services; and its size.

If Bio-Quant’s services are not competitive-based on these or other factors and Bio-Quant is unable to develop an adequate level of new business, its business, backlog position, financial condition and results of operations will be materially and adversely affected.  In addition, Bio-Quant may compete for fewer clients arising out of consolidation within the pharmaceutical industry and the growing tendency of drug companies to outsource to a smaller number of preferred contract research organizations that have far greater resources and capabilities or that have lower cost structures owing to more inexpensive labor wages.

Bio-Quant’s services may from time to time experience periods of increased price competition that could have a material adverse effect on its profitability and revenues.  Additionally, the CRO industry is not highly capital-intensive, and the financial costs of entry into the industry are relatively low.  Therefore, as a general matter, the industry has few barriers to entry.  Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against Bio-Quant for clients which may cause Bio-Quant to seek strategic alternatives with its competitors.

We may be subject to potential product liability and other claims, creating risks and expense.

We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products.  Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We had liability insurance to cover claims related to our products and product candidates that may have arisen from clinical trials that had taken place in prior years, with coverage of $1 million for any one claim and coverage of $3 million in total.  The coverage will be reinstated when we once again have product candidates in clinical trials. We do not currently maintain product liability insurance for Vitaros®, our product that is approved in Canada for erectile dysfunction, but we have plans to reinstate the insurance policy described above in that country and in others where our partners will market and sell that products and any others that receive approval from the appropriate regulatory authorities therein.  We may need to acquire such insurance coverage prior to the commercial introduction of our product candidates in Canada and other countries. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

INDUSTRY RISKS

We are vulnerable to volatile stock market conditions.

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

During the past several years, there has been substantial volatility and a decline in financial markets due in part to the lethargic global economic environment.  In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain.  These conditions are likely to have an adverse effect on our industry, licensing partners, and business, including our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to raise capital through equity sales and/or incur indebtedness, if available, to finance operations.  However, recent turmoil in the capital markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through sales of capital stock or through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Governmental authorities in the U.S. and other countries heavily regulate the testing, manufacture, labeling, distribution, advertising and marketing of our proposed product candidates. None of our proprietary products under development has been approved for marketing in the U.S. Before any products we develop are marketed, FDA and comparable foreign agency approval must be obtained through an extensive clinical study and approval process.

The studies involved in the approval process are conducted in three phases.  In Phase 1 studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, 20 to 100 healthy volunteers or patients are studied in the Phase 1 study for a period of several months. In Phase 2 studies, researchers determine the drug’s efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition, and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase 2 study for approximately 6 to 12 months, depending on the type of product tested. In Phase 3 studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase 3 studies for a period from 12 months to several years. Upon completion of Phase 3 studies, a New Drug Application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

The failure to obtain requisite governmental approvals for our product candidates under development in a timely manner or at all would delay or preclude us and our licensees from marketing our product candidates or limit the commercial use of our product candidates, which could adversely affect our business, financial condition and results of operations.

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

Because we intend that our product candidates will be sold and marketed outside the U.S., we and/or our licensees will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. The failure to meet each foreign country’s requirements could delay the introduction of our proposed product candidates in the respective foreign country and limit our revenues from sales of our proposed product candidates in foreign markets.

Successful commercialization of our product candidates may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if one or more products is successfully brought to market, reimbursement to consumers may not be available or sufficient to allow the realization of an appropriate return on our investment in product development or to sell our product candidates on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently adopted regulatory reforms that affect companies engaged in the healthcare industry. Pricing constraints on our product candidates in foreign markets and possibly in the U.S. could adversely affect our business and limit our revenues.

We face uncertainty related to healthcare reform, pricing and reimbursement which could reduce our revenue.

In 2009 and 2010, the U.S. Congress adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Recently, there have been efforts in the U.S. Congress to defund the health insurance program described above.  As a result of the political uncertainty surrounding the implementation of the health care legislation, it is unclear as to what laws, regulations, procedures and funding will be put into place in the near future.  Such uncertainty may impact the reimbursement for certain prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. As described above, if reimbursement for our approved product candidates, if any, is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Sales of our product candidates, if approved for commercialization, will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations.  Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Adoption of our product candidates, if approved, by the medical community may be limited if third-party payors will not offer coverage. Cost control initiatives may decrease coverage and payment levels for drugs, which in turn would negatively affect the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to any drug candidate we have in development. Any denial of private or government payor coverage or inadequate reimbursement for procedures performed using our drug candidates, if commercialized, could harm our business and reduce our revenue.

RISKS RELATED TO OWNING OUR COMMON STOCK

Our stock has previously been subject to delisting proceedings on NASDAQ and could be subject to such proceedings in the future

Currently, our common stock trades on the NASDAQ Capital Market.  We have previously received notifications from NASDAQ informing us of certain listing deficiencies, including failure to satisfy the minimum bid price and the minimum stockholders’ equity.  Although we have since cured these deficiencies, it is possible that we could fall out of compliance again in the future.  If we fail to maintain compliance with any listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market. In addition, if we fail to maintain our listing on NASDAQ or any other United States securities exchange, quotation system, market or over-the-counter bulletin board, we will be subject to cash penalties under certain investor agreements to which we are a party until a listing is obtained.

We do not expect to pay dividends on our common stock in the foreseeable future.

Although our stockholders may receive dividends if, as and when declared by our board of directors, we do not intend to declare dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock.

We are authorized to issue 85,000,000 shares of our capital stock, consisting of 75,000,000 shares of our common stock and 10,000,000 shares of our preferred stock of which 1,000,000 are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock and 600 are designated as Series C 6% Cumulative Convertible Preferred Stock. In light of our possible future need for additional financing, we may issue additional shares of common stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our common stock.  These issuances would dilute existing stockholders and could depress the value of our common stock.

In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain outstanding warrants and convertible instruments currently representing the right to acquire 640,000 shares of common stock provide (with certain exceptions) for an adjustment of the exercise or conversion price if we issue shares of common stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our common stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise price will be reduced and the dilution to stockholders increased.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently have our corporate office, laboratories and housing facilities at 2 locations that we currently lease in San Diego, CA that constitute approximately 40,000 square feet of office, research and vivarium space.  In addition we own a 31,500 square foot manufacturing facility in East Windsor, NJ.  As discussed in Note 5 of the Notes to the Consolidated Financial Statements, we signed an agreement to lease the manufacturing facility for 10 years commencing February 1, 2010.  The lease agreement also contains an option allowing the lessee to purchase the facility during the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

ITEM 4.	REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market System (“NASDAQ”) under the symbol “APRI.”

On March 8, 2011, the last reported sales price for our Common Stock on NASDAQ was $5.20 per share, and we had approximately 12,000 holders of record of our Common Stock.

The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter from January 1, 2009 to December 31, 2010.  These numbers have been adjusted to reflect a 15-for-1 reverse stock split that was effected on June 21, 2010.

	Price of Common Stock ($)
	High	Low
2010
First Quarter	12.60	3.94
Second Quarter	9.31	2.10
Third Quarter	3.88	1.66
Fourth Quarter	4.34	1.60

2009
First Quarter	4.20	1.20
Second Quarter	8.10	1.80
Third Quarter	6.90	2.25
Fourth Quarter	7.65	1.80

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

Forward-looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Statements in this report regarding future events or conditions, including but not limited to statements regarding industry prospects and the Company’s expected financial position, business and financing plans, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We strongly urge current and prospective investors to carefully consider the cautionary statements and risks contained in this report, particularly the risks described under “Item 1A. Risk Factors” above.  Such risks include, but are not limited to, the continued ability of the Company to sign licensing and commercialization agreements for its products, regulatory approval of the Company’s products, the timely availability and acceptance of new products, as well as factors that affect the pharmaceutical research and development industry generally.

The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

We are currently focusing our efforts on new and patented pharmaceutical products mostly based on our patented drug delivery technology known as NexACT® and leveraging the know-how of our CRO business to assist in our product and NexACT® technology development.  In 2010, through the acquisition of Bio-Quant, we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology, and metabolic diseases.  Our strategy , starting in the fourth quarter of 2010 and beyond, is to continue diverting the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects so that we can generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products.  In addition, we are conducting additional studies to extend the validation of the NexACT® technology into the oral, subcutaneous, ocular and rectal delivery of classes of drugs for these and other indications.

Bio-Quant continues to generate revenues through performing services for outside clients in order to off-set the costs of our own internal product and technology development at Bio-Quant.

We intend to continue our efforts developing topical treatments based on the application of NexACT® technology to drugs: (1) previously approved by the U.S. Food and Drug Administration (“FDA”), (2) with proven efficacy and safety profiles, (3) with patents expiring in the near term or expired and (4) with proven market track records and potential.

We are also seeking commercialization partnerships for our existing pipeline products such as Vitaros®, MycoVa™, Femprox® and PrevOnco™ and we our enhancing our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.

Our lead product, Vitaros®, was approved for commercialization in Canada in November, 2010.  We are in late-stage discussions with several major pharmaceutical companies in Canada to commercialize the product in Canada.  We expect to sign a commercial partnership for Canada in 2011 and receive up-front payments with sales milestones and royalties to be paid upon commercialization of the product.  We expect to sign a commercialization partnership deal in the second half of 2011 and then start receiving royalty revenues from sales of the product during the second half of 2011 or the first half of 2012.

Next we plan to file for commercialization approval in Europe in the second half of 2011.  Further, our expectation is to sign a commercialization partnership similar to Canada for a number of the major European countries in 2011.  We have already signed a partnership in Italy with Bracco whereby we expect to receive €750,000 before the end of Q1 2011 as discussed in Note 4 of the consolidated financial statements.

We believe that if Vitaros® is approved in Europe in late 2012, we will start to receive royalty revenues beginning in 2013 for the major markets described above.

This strategy of licensing products and product candidates is expected to continue in future years for PrevOnco™, MycoVa™ and Femprox® which are our other late stage products.

We also intend to actively promote the NexACT® technology to companies seeking innovative alternatives and solutions to their development problems. We will actively seek to start licensing our drug delivery technology, NexACT®, to pharmaceutical partners for their own product development.  In these commercial partnership deals we expect that we would license our technology in exchange for a royalty on the annual sales of our commercial partners’ products containing NexACT®.  Although it is unlikely that we would receive any royalty revenues under these arrangements prior to 2013,, we are currently talking to potential partners and expect to sign our first NexACT® technology license in 2011 where we would receive up-front payments and milestone payments at a later time.  To date we have signed several Material Transfer Agreements with pharmaceutical and biotechnology companies. These companies are in the validation phase of the use of our NexACT® with their compounds and drugs.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through December 31, 2010, we had an accumulated deficit of $201,240,208 and our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods, including approximately $8,400,000 during 2010 from the sale of common stock and units - see Note 11 to the consolidated financial statements, should not be considered an indication of our ability to raise additional funds in any future periods.

We expect to be cash flow positive in 2011 and 2012 with the goal of becoming profitable in 2012 (subject to the timing of revenue recognition of license revenues) as we anticipate entering into out-licensing agreements for our NexACT® technology with pharmaceutical and biotechnology companies worldwide.  We also are actively pursuing partnering opportunities for our clinical stage NexACT® based and non NexACT® based candidates in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding our current operations and long-term growth strategy.  Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as our research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.   Should we not be able to find development partners in 2011, we would require external financing to fund our operations and we may not achieve our goals of being cash flow positive or becoming profitable from operations in 2012.

Our current cash reserves of approximately $11 million as of the date of this report, which includes approximately $722,000 received from the exercise of warrants issued as part of our common stock and warrant offering as discussed in Note 11 of the consolidated financial statements and approximately $2.4 million, net of commissions, from the sale of approximately 613,000 shares of Common Stock pursuant to Sales Agreement with Brinson Patrick Securities Corporation as discussed in Note 11 (the “Sales Agreement”) of the consolidated financial statements, should provide us with sufficient cash to fund our operations into the third quarter of 2012.  This projection is based on the monthly operating expenses of maintaining our public listing together with maintaining Bio-Quant’s revenue at a level consistent with 2010.  Our current cash reserves also  include $200,000 in up-front payments as a result of entering into exclusive license agreements with Elis Pharmaceuticals Ltd. (“Elis”) and Neopharm Group (“Neopharm”) for Vitaros® as discussed in Note 1 of the consolidated financial statements.  To the extent we sign additional licensing agreements in 2011 and receive up-front and milestone payments for one or more of our product pipeline candidates and/or the NexACT® technology itself, our cash reserves would provide us with sufficient cash to fund our operations well into 2013.  Additionally, as discussed in Note 11 of the consolidated financial statements, we still have approximately $4 million available to raise through the sale of our Common Stock per the S-3 shelf registration statement filed in connection with the Sales Agreement. There can be no assurances, however, that we will be able to continue to raise additional capital as may be needed, meet our operating expenses or obtain additional licensing agreements. If we are unable to raise additional capital as may be needed, meet our projections for operating expenses or obtain additional licensing agreements, it could have a material adverse effect on our liquidity or require us to cease or significantly delay some of our development programs.
.
At December 31, 2010 we had cash and cash equivalents of approximately $9.1 million as compared to $480,000 at December 31, 2009.   During 2010, our net cash provided by financing activities was approximately $16 million as a result of the issuance of convertible Notes as discussed in Note 8 of the  consolidated financial statements and  from the sale of Common Stock as discussed in Note 11 of the consolidated financial statements.  The receipt of this cash during 2010 was offset by our capital expenditures of approximately $437,000 and our cash used in operations of approximately $6.9 million.  Our cash used in operating activities during 2010 includes approximately $437,000 in proceeds received during the year from the sale of our New Jersey net operating losses in 2009.  During 2010 our Bio-Quant CRO had a net cash outflow of approximately $1,154,000.  Our administrative overhead, including public company expenses, is approximately $160,000 per month.  Additionally, we spent approximately $143,000 for our 2009 annual audit fee, $150,000 in costs associated with three shareholder meetings held during the period, $510,000 in legal fees for various transactions including the Notes issued and Common Stock sold as discussed in Notes 8 and 11 of the consolidated financial statements, the special meetings of our shareholders held in March and September 2010, and also fees related to the acquisition of Bio-Quant in 2009.  We also spent approximately $2.1 million for the development of our NexACT technology and related pipeline products as well as approximately $199,000 for related business development efforts.  During 2010, we spent approximately $137,000 in severance and accrued vacation paid as part of our restructuring program implemented in December 2009, $93,000 in costs related to managing our building in East Windsor, NJ before the tenant took occupancy in February 2010, $724,000 in legal fees related to new patent applications for our NexACT technology and $382,000 for legal fees in connection with a patent lawsuit in which we are the plaintiff suing for patent infringement on our herpes treatment medical device.  The suit was settled in 2010 for $24,000.

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

Income Taxes: In preparing our consolidated financial statements, we make estimates of our current tax exposure and temporary differences resulting from timing differences for reporting items for book and tax purposes.  We recognize deferred taxes by the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

Critical Estimate: In 2008 and 2009 we had initiated efforts to sell the facility housing our corporate office, research and development laboratories and manufacturing plant located in East Windsor, New Jersey.  We have performed a review for impairment of our facility based on discussions with our real estate agent regarding the likely selling price of our facility and the commercial real estate market in general.  Accordingly, in 2008 we took a write-down of approximately $884,000 to the carrying value of the facility to approximate the current market value.  Overestimating the potential selling price of our facility in a planned sale may lead to overstating the carrying value of the manufacturing facility by not identifying an impairment loss.

Intangible assets: We review for the impairment of intangible assets, including goodwill, on an annual basis.   The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves comparing the implied fair value of the reporting unit's goodwill to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Critical Estimate:  Application of the goodwill and intangible assets impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  At December 31, 2010, we determined that the value of goodwill is impaired and a charge of $9,084,476 was recorded to write off the entire value of goodwill.  The decision to write off the goodwill was based on an assessment of the fair value of the Bio-Quant pre-clinical CRO business segment.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in the fourth quarter of 2010.  Rather than serve the greater CRO market, Bio-Quant is primarily performing CRO services for the Company’s own pharmaceutical product development segment.  As such, the ongoing revenue, profits and cash flows for Bio-Quant have been significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009. Additionally, we have taken an impairment charge of $1,083,646 to write down the fair value of know-how to $1,637,000 as a result of the Bio-Quant CRO shifting its focus from growing revenues and generating increased positive cash flow to largely supporting our research and development business segment which designs and develops pharmaceutical products.

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

In addition, we evaluate our arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments are and will be deferred and recognized as revenue over the performance period of such license agreement.

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

Stock based compensation:  In preparing our consolidated financial statements, we must calculate the value of stock options issued to employees, non-employee contractors and warrants issued to investors.  The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is a generally accepted method of estimating the value of stock options and warrants.

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

Comparison of Results of Operations between the Years Ended December 31, 2010 and 2009

As there was only one segment for almost all of 2009, segment information regarding the results of operations for the year ended December 31, 2009 as compared to the same period in 2010 was not included.

Revenue.  We recorded $4,972,737 in revenue in 2010, as compared to $2,973,708 in revenue during 2009.  The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner as discussed in Note 4 to the consolidated financial statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.  We expect to continue to see this level of revenue remain relatively constant with minimal growth from our Bio-Quant CRO in 2011 as it continues to divert its resources to support our NexACT® technology and product pipeline research and development.

Research and Development Expenses.  Our research and development expenses for 2010 and 2009 were $2,110,396 and $1,883,458, respectively.  While we began to reduce our research and development expenses in 2009 and early 2010, we have now begun to increase our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

General and Administrative Expenses.  Our general and administrative expenses were $10,152,485 during 2010 as compared to $4,196,359 during the same period in 2009.   The increase is due to approximately $2.3 million of stock compensation expense recorded during in 2010 as compared to approximately $900,000 in 2009 as restricted share grants contingent upon stockholder approval of an increase in the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”) were awarded in May 2010 and afterward upon approval of such shares as discussed in Note 13 of consolidated financial statements.  We also incurred higher expenses in 2010 in connection with three shareholder meetings held during the first nine months of 2010 whereas there were no such meetings in 2009.  Additionally, there was an increase in expenses in 2010 related to the general and administrative expenses of our Bio-Quant CRO business which was acquired in December 2009 and therefore incurred an entire year of such expenses in 2010.  We anticipate that general and administrative expenses will not exceed this level in 2011.

Interest Expense.  We had interest expense of $8,850,467 during 2010, as compared to $28,696,006 during the same period in 2009.  A significant amount of the interest expense is the result of non-cash interest expense recognized on the beneficial conversion feature of the convertible mortgage notes and notes payable as discussed in Notes 8 and 9 of the consolidated financial statements.  Non cash interest expense was $8,725,861 and $28,352,598 for the years ended December 31, 2010 and 2009, respectively.  The non-cash interest expense was significantly higher in 2009 due to the beneficial conversion feature of the convertible mortgage notes in 2009.  There was no such beneficial conversion feature related to the convertible mortgage notes in 2010.

Net Loss.  The net loss was $29,508,346 or $2.49 per share in 2010 as compared to net loss of $32,042,562 or $5.43 per share during 2009.  Although there was a decrease in non-cash interest expense in 2010 as discussed above, we incurred an impairment charge to goodwill and intangible assets of $10,168,122 as discussed in Notes 2, 3 and 6 of the consolidated financial statements which offset the decrease in net loss realized from the decrease in interest expense.

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

Research and Development Expenses. Our research and development expenses decreased from $5,410,513 in 2008 to $1,883,458 in 2009.   Research and development expenses significantly decreased in 2009 due to reduced spending in 2009 on our development programs as part of our restructuring program.  During 2009, we reduced our research and development staff and infrastructure.  We expect to see an increase in research and development spending in 2010 as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.

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

Net Loss.  The net loss was $32,042,562 or $5.43 per share and $5,171,198 or $0.93 per share in 2009 and 2008, respectively.  The significant increase in net loss is the result of imputed interest expense recognized as a result of beneficial conversions of the convertible mortgage note as discussed in Note 8 of the Notes to the consolidated financial statements.

Quarterly Results

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2010 and 2009.  The operating results are not necessarily indicative of results for any future period.

For the Three Months Ended

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total Revenues	$1,445,752	$1,470,927	$1,193,535	$862,523
Income (Loss) from Operations	$(2,257,409)	$(2,668,990)	$(2,445,636)	$(14,028,942)
Net Income (Loss)	$(9,237,456)	$(4,278,648)	$(2,606,275)	$(13,385,967)
Basic & Diluted Income (Loss) Per Share	$(1.20)	$(0.47)	$(0.20)	$(0.74)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Total Revenues	$2,466,670	$102,613	$109,590	$294,835
Loss from Operations	$773,257	$(1,308,589)	$(914,438)	$(2,370,072)
Net Loss	$684,772	$(1,426,158)	$(1,190,616)	$(30,543,698)
Basic & Diluted Income (Loss) Per Share	$0.15	$(0.30)	$(0.15)	$(5.10)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Apricus Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Apricus Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.    We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apricus Biosciences, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments described in Note 1 that were applied to restate the 2009 and 2008 consolidated financial statements for the 15 to 1 reverse stock split. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 and 2008 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 and 2008 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP

March 10, 2011
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Apricus Biosciences, Inc. (formerly known as NexMed, Inc).

We have audited, before the effects of the adjustments relating to the 15 to 1 reverse stock split,  the accompanying consolidated balance sheets of Apricus Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008 (those consolidated financial statements before the effects of the adjustments discussed in Note 1 are not presented herein).  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.    We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, before the effects of the adjustments relating to the 15 to 1 reverse stock split described in Note 1, referred to above present fairly, in all material respects, the financial position of Apricus Biosciences, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments relating to the 15 to 1 reverse stock split described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper LLP.

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

On December 14, 2009, the Company acquired Bio-Quant Inc., a San Diego based contract research organization.  See Note 3 for further details.

/s/Amper, Politziner & Mattia, LLP

March 31, 2010
Edison, New Jersey

Apricus Biosciences, Inc.
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$9,145,683	$479,888
Accounts receivable	288,778	708,898
Other receivable	250,000	437,794
Restricted cash	604,343	-
Prepaid expenses and other current assets	188,504	140,521

Total current assets	10,477,308	1,767,101

Fixed assets, net	5,420,939	5,616,811
Goodwill	-	9,084,476
Intangible assets, net of accumulated amortization	2,701,512	4,145,006
Due from related party	-	204,896
Accrued rental income and other assets	189,478	-
Debt issuance cost, net of accumulated amortization of $29,289 and $169,304	74,401	115,047

Total assets	$18,863,638	$20,933,337

Liabilities and Stockholders' Equity
Current liabilities
Notes payable - former Bio-Quant shareholders	$-	$12,129,010
Short-term borrowing from banks	401,000	-
Accounts payable and accrued expenses	789,544	1,453,621
Payroll related liabilities	816,520	279,960
Deferred revenue	209,705	118,115
Capital lease payable - current portion	31,263	24,530
Due to related parties	-	99,682
Deferred compensation - current portion	68,596	70,000

Total current liabilities	2,316,628	14,174,918

Long term liabilities
Convertible notes payable	4,000,000	2,990,000
Deferred revenue	72,250	82,450
Capital lease payable	102,211	114,965
Deferred compensation	805,788	865,602

Total liabilities	7,296,877	18,227,935

Commitments and contingencies

Stockholders' equity (2009 restated to reflect a 15-1 reverse stock split, see Note 1):
Common stock, $.001 par value, 75,000,000 and 8,000,000 shares authorized,
18,521,951 and 6,988,105 shares issued and outstanding, respectively	18,519	6,988
Additional paid-in capital	212,788,450	174,430,276
Accumulated deficit	(201,240,208)	(171,731,862)

Total stockholders' equity	11,566,761	2,705,402

Total liabilities and stockholders' equity	$18,863,638	$20,933,337

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2010	2009	2008

License fee revenue	$40,200	$2,681,271	$5,957,491
Contract service revenue	4,932,537	292,437	-
Total Revenue	4,972,737	2,973,708	5,957,491
Cost of Contract services	3,942,711	128,355	-
Gross Profit	1,030,026	2,845,353	5,957,491

Costs and expenses
Research and development	2,110,396	1,883,458	5,410,513
General and administrative	10,152,485	4,196,359	5,720,832
Impairment of goodwill and intangible assets	10,168,122	-	-
Acquisition costs	-	585,378	-

Total costs and expenses	22,431,003	6,665,195	11,131,345

Loss from operations	(21,400,977)	(3,819,842)	(5,173,854)

Other income (expense)
Interest income	28,020	25,291	71,793
Rental income	415,078	-	-
Other income	300,000	10,201	-
Interest expense	(8,850,467)	(28,696,006)	(1,006,794)
Total other income (expense)	(8,107,369)	(28,660,514)	(935,001)

Loss before benefit from income taxes	(29,508,346)	(32,480,356)	(6,108,855)

Benefit from income taxes	-	437,794	937,657

Net loss	$(29,508,346)	$(32,042,562)	$(5,171,198)

Basic and diluted loss per share	$(2.49)	$(5.43)	$(.93)

Weighted average common shares outstanding used for basic and diluted loss per share	11,847,703	5,906,455	5,578,987

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
(All periods adjusted for a 15-1 reverse stock split, see Note 1)	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at January 1, 2008	5,537,533	$5,538	$139,317,321	$(134,518,102)	$4,804,757

Issuance of common stock upon exercise of stock options and warrants	35,127	35	459,713	-	459,748
Issuance of compensatory options to employees and consultants	-	-	138,511	-	138,511
Issuance of compensatory stock to employees and consultants	25,500	25	704,707	-	704,732
Issuance of compensatory stock to the board of directors	25,197	25	480,804	-	480,829
Discount on Note payable for issuance of warrants	-	-	114,750	-	114,750
Net loss	-	-	-	(5,171,198)	(5,171,198)

Balance at December 31, 2008	5,623,357	$5,623	$141,215,806	$(139,689,300)	$1,532,129

Issuance of compensatory stock to employees and consultants	54,025	54	691,189	-	691,243
Issuance of compensatory stock to the board of directors	16,899	17	211,411	-	211,428
Issuance of common stock to the Bio-Quant shareholders as consideration for the acquisition	266,667	267	1,599,733	-	1,600,000
Issuance of common stock in payment of convertible notes payable	1,023,823	1,024	30,712,140	-	30,713,164
Issuance of common stock to warrant holders for early forfeiture	3,334	3	(3)	-	-
Net loss	-	-	-	(32,042,562)	(32,042,562)

Balance at December 31, 2009	6,988,105	$6,988	$174,430,276	$(171,731,862)	$2,705,402

Issuance of compensatory stock to employees and consultants	257,540	257	2,186,724	-	2,186,981
Issuance of compensatory stock to the board of directors	33,556	33	152,976	-	153,009
Issuance of common stock, net of offering costs	5,704,910	5,705	11,632,007		11,637,712
Issuance of common stock in payment of notes payable to the former Bio-Quant shareholders	4,642,620	4,642	18,841,495	-	18,846,137
Issuance of common stock in payment of convertible notes payable	468,837	468	4,578,362	-	4,578,830
Issuance of common stock upon exercise of warrants	426,383	426	966,610	-	967,036
Net loss	-	-	-	(29,508,346)	(29,508,346)

Balance at December 31, 2010	18,521,951	$18,519	$212,788,450	$(201,240,208)	$11,566,761

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(29,508,346)	$(32,042,562)	$(5,171,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	989,242	387,708	486,420
Impairment charges	10,168,122	-	-
Non-cash interest, amortization of debt discount and deferred financing costs	8,725,861	28,352,598	693,316
Non-cash compensation expense	2,339,810	902,671	1,324,072
Research and development expense from the receipt of intellectual property in payment of due from related party	204,896	-	-
(Gain) loss on disposal of property and equipment	2,042	(31,345)	904,902
Changes in assets and liabilities, net of amounts acquired from Bio-Quant, Inc.
Decrease (increase) in accounts receivable	420,120	(132,960)	-
Decrease (increase)in other receivable	187,794	(437,794)	-
(Increase) decrease in prepaid expense and other assets	(47,982)	73,817	43,898
Increase in accrued rental income and other assets	(189,478)	-	-
Increase (decrease) in deferred revenue	81,390	189,980	(953,528)
Increase (decrease) in payroll related liabilities	536,560	(16,175)	(397,639)
Increase (decrease) on due to related parties	(99,682)	-	-
Increase (decrease) in deferred compensation	(61,218)	(74,160)	(50,512)
Increase (decrease) in accounts payable and accrued expenses	(638,164)	(535,401)	407,818
Net cash used in operating activities	(6,889,033)	(3,363,623)	(2,712,451)
Cash flows from investing activities
Capital expenditures	(436,960)	(5,526)	(28,988)
Proceeds from sale of fixed assets	1,392	350,000	75,000
Proceeds from sale of short term investments	-	-	750,000
Net cash (used in) provided by investing activities	(435,568)	344,474	796,012
Cash flows from financing activities

Proceeds from issuance of notes payable	2,300,000	-	-
Porceeds from issuance of convertible notes payable, net of debt issue costs	3,887,024	686,678	5,643,711
Issuance of common stock, net of offering costs	11,637,712	-	-
Payment of restricted cash to secure short-term borrowing	(604,343)
Proceeds from short-term borrowing	401,000	-	-
Repayment of notes payable	(2,592,012)	(50,000)	(4,000,000)
Proceeds from exercise of stock options and warrants	967,036	-	459,748
Repayment of convertible notes payable	-	-	(60,000)
Principal payments on capital lease obligations	(6,021)	(601)	-
Net cash provided by financing activities	15,990,396	636,077	2,043,459
Net increase (decrease) in cash and cash equivalents	8,665,795	(2,383,072)	127,020
Cash and cash equivalents
Beginning of year	479,888	2,862,960	2,735,940
End of year	$9,145,683	$479,888	$2,862,960

Cash paid for interest	$227,730	$303,652	$324,314

Supplemental disclosure of non-cash investing and financing activities:
Issuance of notes to former Bio-Quant shareholders upon acquisition	$-	$12,129,010	$-
Issuance of 468,837 shares of common stock in payment of convertible notes payable, net of beneficial conversion feature of $1,860,819	$2,697,988	$3,475,377	$-
Issuance of 4,642,620 shares of common stock in payment of notes to former
Bio-Quant shareholders, net of beneficial conversion feature of $6,139,742	$12,129,010	$-	$-
Receipt of intellectual property in payment of due from related party	$204,896	$-	$-
Issuance of 266,667 shares of common stock to former Bio-Quant shareholders upon acquisition	$-	$1,600,000	$-
Payment of interest in common stock	$597,408	$21,247
Amortization of debt discount	$-	$-	$461,295

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

1.	Organization, Basis of Presentation and Liquidity

Apricus Biosciences, Inc. (formerly NexMed, Inc.) (the “Company”) was incorporated in Nevada in 1987.  On September 10, 2010, the Company held a special meeting of its stockholders.  At the special meeting, the stockholders approved, by an affirmative majority vote, to change the name of the Company from NexMed, Inc. to Apricus Biosciences, Inc. The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT® – see Note 4 for descriptions of the licensing agreements relating to the Company’s proprietary products.

On December 14, 2009, the merger (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among Apricus Biosciences, Inc. (the “Company”) and BQ Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) with Bio-Quant, Inc. (“Bio-Quant”), was completed.   Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from December 14, 2009, the date of the Merger.  Bio-Quant is a specialty biotech contract research organization (“CRO”) based in San Diego, California and is one of the industry's most experienced CROs for non-GLP (good laboratory practices) in vitro and in vivo contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has clients world-wide and performs hundreds of studies a year both in in vitro and in vivo pharmacology, pharmacokinetic (PK) and toxicology to support pre-regulatory filing packages.

The Company now operates in two segments – designing and developing pharmaceutical products and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

The Company is currently focusing its efforts on new and patented pharmaceutical products mostly based on our patented drug delivery technology known as NexACT® and leveraging the Know-How of the newly acquired CRO business to assist in our product and NexACT® technology development within Bio-Quant’s current business operations.  Through the acquisition of Bio-Quant the Company has expanded its research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology, and metabolic diseases.  In addition, the Company is conducting additional studies to extend the validation of the NexACT technology into the oral, subcutaneous, ocular and rectal delivery of classes of drugs for these and other indications.  Additionally, the Bio-Quant CRO continues to generate revenues through performing services for outside clients in order to off-set the costs of our own internal product and technology development at Bio-Quant.

The Company is also seeking commercialization partnerships for its existing pipeline products such as Vitaros, MycoVa, Femprox and Prevonco and is enhancing its business development efforts by offering potential partners clearly defined regulatory paths for our products under development.

On March 2, 2010, the Company held a special meeting of stockholders to approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance by the Company from 8,000,000 shares to 18,000,000 shares.  The proposal was approved at the special meeting and the amendment was filed with the Nevada Secretary of State concurrently with the approval.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

Liquidity
The Company has experienced net losses and negative cash flows from operations each year since our inception.  Through December 31, 2010, the Company had an accumulated deficit of $201,240,208 and its operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods, including approximately $8,540,000 during 2010 from the sale of common stock and units (see Note 11), should not be considered an indication of our ability to raise additional funds in any future periods.

The Company’s current cash reserves of approximately $11 million as of the date of this report, which includes approximately $722,000 received from the exercise of warrants issued as part of our common stock and warrant offering as discussed in Note 11 and approximately $2.4 million, net of commissions, from the sale of approximately 613,000 shares of Common Stock pursuant to Sales Agreement with Brinson Patrick Securities Corporation also discussed in Note 11, should provide the Company with sufficient cash to fund its operations into the second half of 2012.  This projection is based on the monthly operating expenses of maintaining its public listing together with maintaining Bio-Quant’s revenue at a level consistent with 2010.  The current cash reserves also include $200,000 in up-front payments as a result of entering into exclusive license agreements with Elis Pharmaceuticals Ltd. (“Elis”) and Neopharm Group (“Neopharm”) for Vitaros®.  To the extent the Company signs additional licensing agreements in 2011 and receives up-front and milestone payments for one or more of its product pipeline candidates and/or the NexACT® technology itself, the Company’s cash reserves would provide sufficient cash to fund  operations well into 2013. There can be no assurances, however, that the Company will be able to continue to raise additional capital as may be needed, meet its projections for operating expenses or obtain additional licensing agreements.  If the Company is unable to raise additional capital as may be needed, meet its projections for operating expenses or obtain additional licensing agreements, it could have a material adverse effect on liquidity or require the Company to cease or significantly delay some of its development programs.

The Company expects to be cash flow positive from operations in 2011 and 2012 as it anticipates entering into out-licensing agreements for its NexACT® technology with pharmaceutical and biotechnology companies worldwide.  The Company is also are actively pursuing partnering opportunities for the clinical stage NexACT® based and non NexACT® based candidates in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding current operations and the long-term growth strategy of the Company.  Even if the Company is successful in obtaining partners who can assume the funding for further development of its products, the Company may still encounter additional obstacles such as research and development activities not being successful, products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.   Should the Company not be able to find development partners in 2011, it would require external financing to fund its operations and the Company may not achieve its goals of being cash flow positive from operations in 2011 and 2012.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Principles

Significant accounting principles followed by the Company in preparing its consolidated financial statements are as follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents
Cash equivalents represent all highly liquid investments with an original maturity date of three months or less.

Accounts Receivable
Our policy is that an allowance is recorded for estimated losses resulting from the inability of our customers to make required payments. Such allowances are computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the accounts receivable.

Fair value of financial instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts.

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, short-term borrowings under a lines of credit, capital lease payable and deferred compensation approximates fair value due to the relatively short maturity of these instruments.  The carrying value of long-term convertible notes payable approximates fair value based on the relative current dates of issuance and future maturity.

Fixed assets
Property and equipment are stated at cost less accumulated depreciation.  Depreciation of equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years.  Depreciation of our building in East Windsor, New Jersey is provided on a straight-line basis over the estimated useful life of 31 years.  Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term.  The costs of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

Long-lived assets
The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset.  The Company recorded an impairment charge of $884,271 in 2008 to reduce the carrying amount of its land and building to reflect the current commercial real estate market, as the Company had initiated efforts to sell its East Windsor, New Jersey facility.  The Company entered into a lease of this facility in December 2009 (See Note 5).  This charge is recorded within general and administrative expenses on the consolidated statements of operations.  No such impairment losses have been recorded by the Company during 2009 or 2010.

Other intangible assets
Other intangible assets consists principally of the Trade Name of Bio-Quant and the Know-How acquired from Bio-Quant, which were recorded at fair value in connection with the acquisition of Bio-Quant on December 14, 2009. The Company amortizes Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years.

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

At December 31, 2010, the Company has determined that the value of Know-How was partially impaired and a charge of $1,083,646 was recorded to write down the value of Know-How to $1,637,000.  The decision to write down Know-How was based on an assessment of the fair value of the Bio-Quant pre-clinical CRO business segment.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010.  Rather than serve the greater CRO market, Bio-Quant is primarily performing CRO services for the Company’s own pharmaceutical product development segment.  As such, the ongoing revenue, profits and cash flows for Bio-Quant have been significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

Goodwill
Goodwill was recorded in connection with the acquisition of Bio-Quant on December 14, 2009, and will be included in the CRO segment. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.  See Note 3.

The Company follows the applicable guidance for impairment of goodwill and intangible assets, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves comparing the implied fair value of the reporting unit's goodwill to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

At December 31, 2010, the Company has determined that the value of goodwill is impaired and a charge of $9,084,476 was recorded to write off the entire value of goodwill.  The decision to write off the goodwill was based on an assessment of the fair value of the Bio-Quant pre-clinical CRO business segment.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in the fourth quarter of 2010.  Rather than serve the greater CRO market, Bio-Quant is primarily performing CRO services for the Company’s own pharmaceutical product development segment.  As such, the ongoing revenue, profits and cash flows for Bio-Quant have been significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

Debt Issuance Costs
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

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

Our licensing agreements typically include several elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents.

In addition, the Company evaluates its arrangements under which it will perform multiple revenue-generating activities. For example, a license agreement with a pharmaceutical company may involve a license, research and development activities and/or contract manufacturing, and royalties upon commercialization of the product. Management is required to determine if the separate components of the agreement have value on a standalone basis and qualify as separate units of accounting, whereby consideration is allocated based upon their relative “fair values” or, if not, the consideration should be allocated based upon the “residual method.” Accordingly, up-front and development stage milestone payments will be deferred and recognized as revenue over the performance period of such license agreement.

There have been no royalties received during the years ended December 31, 2010, 2009 and 2008.

Rental Income
Rental income is recognized on a straight-line basis over the lease term.

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

The Company also follows the provisions of “Accounting for Uncertainty in Income Taxes” which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, disclosure and transition. At December 31, 2010 and 2009 the Company did not have any significant unrecognized tax benefits.

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

At December 31, 2010, 2009 and 2008, outstanding options to purchase 107,604, 196,713, and 224,599 shares of Common Stock, respectively, with exercise prices ranging from $1.69 to $243.75 have been excluded from the computation of diluted loss per share as they are antidilutive.  At December 31, 2010, 2009 and 2008, outstanding warrants to purchase 1,675,658, 465,275, and 807,870 shares of Common Stock, respectively, with exercise prices ranging from $2.27 to $60.60 have also been excluded from the computation of diluted loss per share as they are antidilutive.  Promissory notes convertible into 640,000, 99,667 and 156,333 shares of Common Stock in 2010, 2009 and 2008, respectively have also been excluded from the computation of diluted loss per share, as they are antidilutive.

Apricus Biosciences, Inc.
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

Additional disclosures required under FASB ASC 718, “Stock Compensation” are presented in Note 13.

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

Accounting estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates relate to the valuation of its long-lived assets including goodwill and intangible assets, whether revenue recognition criteria have been met, estimated cost to complete under its research contracts, whether beneficial conversion features exist under convertible financing instruments, and valuation allowances for its deferred tax benefit.  Actual results may differ from those estimates.

Recent accounting pronouncements
In April 2010, the FASB issued ASU No. 2010-17, Topic 605 - Revenue Recognition - Milestone Method (“USA 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early adoption is permitted; however, if a Company elects to early adopt, the amendment must be applied retrospectively from the beginning of the year of adoption. The Company has adopted ASU 2010-17 effective as of the beginning of the fiscal year ended January 1, 2011 but due to non-activity of any applicable transactions, it is not expected to impact the Company’s consolidated financial position or results of operations.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

3.	Acquisition

On November 20, 2009, the Company entered into the Merger Agreement with Bio-Quant. Pursuant to the Merger Agreement, on December 14, 2009 (the “Effective Time”), each outstanding share of common stock of Bio-Quant was canceled and converted into the right to receive 60.93 shares of common stock, par value $0.001 per share, of the Company (the “NexMed Shares”), as well as a promissory note (each, a “Note”) in the original principal amount of $2,771.37.   In connection with the closing of the Merger, the Company issued an aggregate of 266,667 NexMed Shares and Notes in the aggregate original principal amount of $12,129,010 to the shareholders of Bio-Quant.

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

The acquisition was accounted for under the purchase method of accounting under FASB ASC 805 Business Combinations, The Company has determined that it is the “accounting acquirer” in this transaction, as it meets the predominance of the factors outlined in FASB ASC 805.  Accordingly, the results of operations of the acquired company have been included in the consolidated results of operations of the Company from the date of the Merger.

The total consideration was estimated to be approximately $13.7 million as of December 14, 2009, the date the Merger was consummated, as follows (in thousands):

Fair value of 266,667 shares of common stock issued for Bio-Quant common stock	$1,600
Fair value of promissory notes issued for Bio-Quant common stock	12,129
Total consideration	$13,729

The fair value of the shares of Apricus Biosciences common stock issued was based on the closing price of the Company’s common stock on December 14, 2009, the date the Merger was consummated, or $6.00 per share.

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

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

At the time of acquisition, Bio-Quant was a revenue generating, cash flow positive CRO.  Bio-Quant was expected to continue its revenue growth and cash generating CRO business.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consisted largely of the ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.  As discussed in Note 2, the Company has shifted the focus of the Bio-Quant CRO from growing revenues and generating increased positive cash flow to largely supporting the Company’s research and development business segment which designs and develops pharmaceutical products.

Accordingly, based on a valuation of the goodwill at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write off the entire value of goodwill.

Costs associated with the merger of $585,378 were expensed for the year ended December 31, 2009.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

Consolidated Pro Forma Statements of Operations
(unaudited)

	Year Ended December 31, 2009		Year Ended December 31, 2008
	As Presented	Pro Forma	As Presented	Pro Forma
Revenues	$2,974	$8,715	$5,957	$10,998
Net Loss	(32,043)	(32,196)	(5,171)	(8,686)
Net loss per basic and diluted shares	$(5.43)	$(5.43)	$(0.93)	$(1.50)

4.	Licensing and Research and Development Agreements

Vitaros® - 2010
On December 22, 2010, the Company entered into an exclusive license agreement with Bracco (“Bracco”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”).  Under the terms of the licensing agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros under the Bracco trademark, and the Company will receive € 750,000 as an up-front payment and is entitled to receive up to EURO 4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.  The € 750,000 up-front payment will be paid when the Company provides IRS Form 6166, Certification of U.S. Tax Residency, to Bracco which is expected to occur in early 2011.  When paid, the € 750,000 payment will be deferred until the Company files the application for marketing authorization in one country in the European Union at which time the € 750,000 up-front payment will begin to be recognized as revenue pursuant to the terms of the licensing agreement.

Vitaros® – (2007 – 2009)

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner”) for Vitaros®.  Under the agreement, Warner acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  Warner agreed to pay the Company an up- front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones.

Apricus Biosciences, Inc.
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

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner.  In addition, Warner has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros®.and recognized a gain of $43,840. While the Company believes that Warner is currently moving forward in pursuing NDA approval for Vitaros®, Warner is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 was recognized as revenue in year ended December 31, 2009, as the Company has no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $10,200 and $9,350 was recognized as revenue for the years ended December 31, 2010 and 2009, respectively.  The balance of $82,450 and $92,650 is recorded as deferred revenue on the Consolidated Balance Sheet at December 31, 2010 and 2009, respectively.

On April 15, 2009, the Company entered into a First Amendment (the “Amendment”) to the Asset Purchase Agreement.  The Amendment provided that from May 15, 2009 through September 15, 2009, the Company would permit certain representatives of Warner access to and use of the Company’s manufacturing facility for the purpose of manufacturing Vitaros®, and in connection therewith the Company would provide reasonable technical and other assistance to Warner.  In consideration, Warner would pay to the Company a fee of $50,000 per month, or $200,000 in the aggregate which was recognized as revenue in 2009.

MycoVa (2005 -2009)

On September 15, 2005, the Company signed an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, MycoVa.  Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company was eligible to receive royalties based upon the level of sales achieved and to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial up- front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for MycoVa.   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company was no longer obligated to complete the remaining preclinical studies for MycoVa.   Novartis took over all responsibilities and completed the remaining preclinical studies.  As such, the balance of deferred revenue of $1,693,917 at December 31, 2006 was recognized as revenue on a straight line basis over the 18 month period ended June 30, 2008 which was the performance period for Novartis to complete the remaining preclinical studies. Accordingly, for the year ended December 31, 2008 the Company recognized licensing revenue of  $1,129,276 related to the initial $4 million cash payment from the Novartis agreement.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

On March 4, 2008, the Company received a $1.5 million milestone payment from Novartis pursuant to the terms of the licensing agreement whereby the payment was due seven months after the completion of patient enrollment for the Phase 3 clinical trials for MycoVa™, which occurred in July 2007.  Although the completion of patient enrollment in the Phase 3 clinical trials for MycoVa™ triggered a $3 million milestone payment from Novartis, the agreement also provided that clinical milestones paid to us by Novartis shall be reduced by 50% until the Company receives an approved patent claim on the MycoVa™ patent application filed with the U.S. patent office in November 2004.  The $1.5 million milestone payment was recognized on a straight-line basis over the six month period to complete the Phase 3 clinical trial, and therefore the $1.5 million milestone payment was recognized as revenue during the year ended December 31, 2008.

In July 2008, Novartis completed testing for the Phase 3 clinical trials for MycoVa required for the filing of the NDA in the U.S.  On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on First Interpretable Results of the Phase 3 trials.

On October 17, 2008, the Company received a Notice of Allowance for its U.S. patent covering MycoVa. Pursuant to the license agreement, the payment of the issuance fee for an approved patent claim on MycoVa™ triggered the $2 million patent milestone payment from Novartis. Additionally, $1.5 million, which represents the remaining 50% of the patient enrollment milestone also became due and payable. As such the Company received a payment of $3.5 million from Novartis on October 30, 2008 and recognized it as licensing revenue for the year ended December 31, 2008. In total, the Company recognized $5,564,639 of revenue related to the Novartis agreements for the year ended December 31, 2008.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries. The study results were insufficient to support marketing approval in Europe. As such, on July 8, 2009, the Company announced the mutual decision reached with Novartis to terminate the licensing agreement. Accordingly, pursuant to the Termination Agreement, Novartis has provided the Company reports associated with the Phase III clinical trials conducted for MycoVa™.

In consideration for providing the reports associated with the Phase III clinical trials, the Company will pay to Novartis 15% of any upfront and/or milestone payments that it receives from any future third party licensee of MycoVa, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa™ (collectively, “Products”), with such royalty fee varying based on volume of such annual net sales. In the event that the Company, or a substantial part of its assets, is sold, the Company will pay to Novartis 15% of any upfront and/or milestone payments received by the Company or its successor relating to the Products, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of any Products, with such royalty fee varying based on volume of such annual net sales. If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of any Products. No such fees have been paid to date.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

5.	Fixed Assets

Fixed assets at December 31, 2010 and 2009 were comprised of the following:

	2010	2009

Land	$363,909	$363,909
Building	6,042,583	6,042,583
Leasehold improvements	869,028	650,991
Machinery and equipment	2,712,862	2,517,256
Computer software	624,760	622,313
Furniture and fixtures	259,577	253,846
	10,872,719	10,450,898

Less: accumulated depreciation	(5,451,780)	(4,834,087)

	$5,420,939	$5,616,811

Depreciation expense was $623,939, $372,714 and $486,420 for 2010, 2009 and 2008, respectively. Assets held under capital lease, acquired with Bio-Quant and included in the above table, amounted to $167,598 and $147,138 at December 31, 2010 and 2009, respectively

In December, 2009, the Company entered into an agreement to lease its facility in East Windsor, New Jersey for a period of 10 years at $34,450 per month with annual 2.5% escalations. Further, the tenant has an option to purchase the building for an initial purchase price of $4.4 million (plus a 2.5% annual escalation commencing in year 5 of the sublease).  The lease commencement date was February 1, 2010.  As such, the tenant moved into the facility on February 1, 2010 and per the terms of the lease agreement, commenced paying monthly lease payments on May 1, 2010.  Rental income is recognized on a straight-line basis over the term of the lease.  As such, $415,078 in rental income is included in the consolidated statements of operations for the year ended December 31, 2010 and accrued rental income of $139,478 is included in the Consolidated Balance Sheet at December 31, 2010.

6.	Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of December 31, 2010 and 2009:

	2010	2009

Bio-Quant Know-How	$1,637,000	3,037,000
Bio-Quant Trade Name	1,123,000	1,123,000
Accumulated amortization	(58,488)	(14,994)

Intangible assets, net	$2,701,512	$4,145,006

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

The Company is currently amortizing Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $359,848 and $14,994 for the years ended December 31, 2010 and 2009, respectively.  Additionally, as discussed in Note 2, the Company has taken an impairment charge of $1,083,646 to write down the fair value of Know-How to $1,637,000.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010.  Rather than serve the greater CRO market, Bio-Quant is primarily performing CRO services for the Company’s own pharmaceutical product development segment.  As such, the ongoing revenue, profits and cash flows for Bio-Quant have been significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

Based on the current carrying amount of intangible assets, assuming no future impairment of underlying assets, the estimated future amortization expense for the next five years ended December 31 and thereafter is as follows:

2011	$238,039
2012	238,039
2013	238,039
2014	238,039
2015	238,039
Thereafter	1,511,317

Total future amortization expense	$2,701,512
7.	Deferred Compensation

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo is entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005 and the present value of the vested portion of the obligation was recognized.    The monthly deferred compensation payment through May 15, 2021 will be $9,158.  As of December 31, 2010 and 2009, the Company has accrued  $874,384 and $935,602  respectively, which is included in deferred compensation in the consolidated balance sheets.

8.	Convertible Notes Payable

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

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

On October 4, 2010, the conversion price was adjusted to $6.25 per share as a result of the issuance of securities as discussed in Note 11. At December 31, 2010, the conversion price was above the current   market price of the Common Stock.  As such any beneficial conversion feature would be considered contingent and therefore would only be recognized upon occurrence at the time of conversion.

   2008 Convertible Notes

On June 30, 2008, the Company issued convertible notes (the “2008 Convertible Notes”) in an aggregate principal amount of $5.75 million.  The 2008 Convertible Notes were secured by the Company’s facility in East Windsor, New Jersey.  $4.75 million of the principal amount of the Convertible Notes would have been due on December 31, 2011 (the “Due Date”) and $1 million of the principal amount of the Convertible Notes was due and paid on December 31, 2008.

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

Conversion and Repayment of 2008 Convertible Notes during 2009 and 2010

As discussed in Note 4, the Company sold $350,000 of manufacturing equipment to Warner Chilcott Company, Inc. (“Warner”). The holders of the 2008 Convertible Notes agreed to release the lien on the equipment in exchange for a $50,000 repayment of principal that was to be paid in 2009 when the equipment was transferred to Warner. Accordingly, on May 15, 2009, the Company repaid $50,000 to the holders of the 2008 Convertible Notes upon the transfer of the manufacturing equipment to Warner.

During 2009, the Company agreed to convert $1,650,000 of the outstanding 2008 Convertible Notes to Common Stock at conversion prices ranging from $2.25 to $4.65 which was a discount to the then conversion price of $30.00 per share.  As such, the Company issued 662,504 shares of Common Stock to the holders in repayment of such $1,650,000 principal amount plus interest.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

As a result of these repayments and conversions, at December 31, 2009, the principal amount outstanding of the 2008 Convertible Notes was $2,990,000, of which the conversion price was $30.00 per share for all such principal amount.

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

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the various adjusted conversion prices in 2009 and 2010.  Non-cash interest expense recognized with respect to these conversions was $1,200,000 and $28,352,598 during the years ended December 31, 2010 and 2009, respectively.

9.	Notes Payable

Former Bio-Quant Shareholders’ Notes

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 3 above. The Notes bore interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger, or December 14, 2010.  The terms of the Notes provided that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in Apricus Biosciences shares, which were valued at the fixed price of $2.52 per share.  The principal amount of the Notes outstanding at December 31, 2009 was $12,129,010 and is reflected as Notes payable in the current liabilities section of the Consolidated Balance Sheet at December 31, 2009.

In January and March 2010, the Company repaid $2,230,201 of outstanding principal of the Notes through the issuance of Common Stock at $2.52 per share, which is the fixed payment price pursuant to the terms of the Notes.  As such, the Company issued 1,003,210 shares of Common Stock to the note holders in repayment of such $2,230,201 principal amount plus interest.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

On June 21, 2010, the Notes were repaid in full with the issuance of 3,639,410 shares of common stock to repay the remaining outstanding principal amount of $9,898,809 plus interest.

The Company recognized a beneficial conversion charge for the differential between the original conversion rates of $2.52 and $3.00 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such a beneficial conversion charge of non-cash interest expense was recognized with respect to the Notes for the year ended December 31, 2010 was $6,139,741 and is included in interest expense in the consolidated statements of operations.

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

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 415,504 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $5.40 to $6.00 per share and the market price of the Company’s Common Stock at the time of the above repayment.  The Company has recorded a beneficial conversion charge to interest expense of $660,819 during the year ended December 31, 2010 as a result of the conversion.

10.	Lines of Credit

On March 8, 2010, Bio-Quant entered into a Loan and Security agreement with Square 1 Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $255,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at December 31, 2010.  The credit line bore interest at the rate of 4.25% per annum or 1% above the Prime Rate and expired on March 7, 2011 and was repaid in full at that time.

On April 12, 2010, Bio-Quant entered into a Loan and Security agreement with Torrey Pines Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $278,000 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at December 31, 2010.  The credit line expires on April 12, 2011 and bears interest at the rate of 2.6% per annum.

As of December 31, 2010, $401,000 had been drawn down on the credit lines and is recorded as short-term borrowing on the accompanying consolidated balance sheets.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

11.	Common Stock Transactions

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  Through December 31, 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commissions.  In 2011, as of the date of this report, the Company has received additional proceeds of approximately $2.4 million, net of commissions, from the sale of approximately 613,000 shares of Common Stock.

On October 4, 2010, the Company completed a best-efforts offering (the “Offering”) for the sale of 1,728,882 units (the “Units”), with each Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock.  The Units were offered to the public at a price of $5.40 and the warrants, which are exercisable starting at the closing and remaining exercisable thereafter for a period of five years, have an exercise price of $2.268 per share.  Accordingly, the Company issued 5,186,646 shares of common stock and warrants to purchase 1,728,882 shares of common stock and received Offering proceeds, net of discounts, commissions and expenses, of approximately $8,540,000.  Additionally, warrants to purchase 155,599 shares of common stock were issued to the placement agent as commission.

During 2010, 426,383 shares of Common Stock were issued upon the exercise of warrants from the Offering.  The Company received proceeds of $967,036 from such exercise.  In 2011, as of the date of this report, the Company has received additional proceeds of approximately $722,000 from the exercise of warrants.

12.	Related Party Transactions

In addition to the Bio-Quant notes payable described in Note 9, of which approximately 63% were held by executives of the Company, the Company had the following related party transactions in 2010 and 2009:

•	For the year ended December 31, 2010, Bio-Quant purchased approximately $48,000 of drug supplies from an entity owned 100% by the Company’s CEO.

•
At December 31, 2009 $14,703 is included in due to related parties in the accompanying consolidated balance sheets for amounts owed to the Chief Executive Officer and affiliates for certain consulting and supplies purchased by the Company.  There are charges of $2,500 related to such consulting services in the consolidated statements of operations for the 2009 period since the Merger.

•
Prior to Merger, Bio-Quant had promissory notes receivable of approximately $380,000 from three entities controlled by the former Bio-Quant shareholders.  Management of the Company has determined that the fair value of one of these notes was $204,896, representing the value of Prevonco™ purchased in 2010 by the Company from one of these entities in settlement of a like-amount of the promissory note.  Prevonco™ is a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors. The remainder of the notes receivable have been assigned no fair value, as there is significant uncertainty as to whether any amounts will be collectible.

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

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

13.	Stock Options and Restricted Stock

 During December 1996, the Company adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and The NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”).  A total of 200,000 shares were set aside for the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 meeting to add an additional 1,000,000 shares to the 2006 Plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $1.69 to $48.75.  The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at December 31, 2010:

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ 1.69 - 2.09	27,500	9.84 years	$1.76	$46,950	-	$-	$-
8.25 - 21.00	79,104	4.48 years	12.87	-	79,104	12.87	-
48.75	1,000	1.19 years	48.75	-	1,000	48.75	-

	107,604	5.82 years	$10.37	$46,950	80,104	$13.32	$-

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at January 1, 2008	231,323	$21.15
Granted	-
Exercised	(3,667)	$10.95
Cancelled	(3,057)	49.95
Outstanding at December 31, 2008	224,599	$21.00
Granted	-	$-
Exercised	-	$-
Cancelled	(27,886)	$21.00
Outstanding at December 31, 2009	196,713	$21.00
Granted	27,500	$1.76
Exercised	-	$-
Cancelled	(116,609)	26.18
Outstanding at December 31, 2010	107,604	$10.37	5.82	$46,950

Vested or expected to vest at December 31, 2010	106,873	$10.37	5.82

Exercisable at December 31, 2010	80,104	$13.32	4.44
Exercisable at December 31, 2009	196,713	$21.00
Exercisable at December 31, 2008	211,839	$21.00

Options available for grant at December 31, 2010	514,980

There were no options granted during 2008 and 2009.  The weighted average grant date fair value of options granted during 2010 was $1.76.  The intrinsic value of options exercised during the year ended December 31, 2008 was $43,270.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31, 2010, 2009 and 2008:

Dividend yield	0.00%
Risk-free yields	1.35% - 5.02%
Expected volatility	54.38% - 103.51%
Expected option life	1 - 6 years
Forfeiture rate	2.66% - 8.22%

Expected Volatility. The Company uses analysis of historical volatility to compute the expected volatility of its stock options.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

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

As of December 31, 2010, there was $43,023 in unrecognized compensation cost related to non-vested stock options expected to be recognized over three years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718 as discussed in Note 2.  As of December 31, 2010 there was $989,069 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over 2.75 years.

Principal employee based compensation transactions for the year ended December 31, 2010 were as follows:

For the year ended December 31, 2010, 33,556 shares of common stock awarded to the members of the Board of Directors had vested for services rendered and the Company recorded expenses related to such issuances of $153,009.

On April 9, 2010, the Company awarded grants of restricted shares of Common Stock of 10,000 shares to Mark Westgate, the Company’s Chief Financial Officer, 6,667 shares to Dr. Henry Esber, the Company’s Executive Vice President and Board member and 5,000 shares to Edward Cox, the Company’s Vice President of investor relations and corporate development.  The awards vest on April 9, 2011 provided that each officer remains in continuous uninterrupted service with the Company. The Company recorded compensation expense of $96,953 during the year ended December 31, 2010 for such grants.

On May 24, 2010, at the Company’s annual stockholder meeting, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the 2006 Plan.  Upon such approval, the Company issued the following restricted share grants to satisfy commitments to grant restricted shares contingent upon such stockholder approval:

Dr. Bassam Damaj, the Company’s Chief Executive Officer, was awarded a grant of 100,000 restricted shares of Common Stock.  The grant will vest in three installments of 20,000 shares, 33,333 shares and 46,667 shares on December 14, 2010, 2011 and 2012, respectively, provided that Dr. Damaj remain in continuous and uninterrupted service with the Company.  The Company recorded compensation expense of $137,736 during the year ended December 31, 2010 for such grant.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

Additionally, the Compensation Committee of Board of Directors of the Company recommended, and the Board of Directors approved, for Dr. Bassam Damaj a bonus award for fiscal 2010, which bonus award consists of 80,000 shares of common stock of the Company.  The Company recorded an accrued salary cost and compensation expense of $311,200, the value of the 80,000 shares on the grant date, during the year ended December 31, 2010 for such award of shares.

The Board also awarded Dr. Damaj an option (the “Option”) to purchase up to 300,000 shares of common stock of the Company.  The exercise price of the Option is equal to $3.89 per share, the fair market value of the Company’s common stock on the date of grant (January 31, 2011).  The Options become exercisable over a period of three years, with one-third of the Options vesting immediately upon the date of grant and the remaining two-thirds vesting quarterly over the two-year period beginning on the first anniversary of the date of grant. The expense related to this Option grant will be recorded in 2011, 2012 and 2013 based on the vesting period.

During 2010, Vivian Liu, the Company’s former Chairman of the Board and Executive Vice President, was awarded grants of restricted shares of Common Stock of 66,667 shares, 16,667 shares and 3,509 shares.  The grant of 66,667 shares vested immediately upon issuance.  The grants of 16,667 and 3,509 shares vest on December 14, 2010 provided that Ms. Liu remains in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $478,456 during the year ended December 31, 2010 for such grants.

Additionally, On December 16, 2010, Vivian Liu agreed that she would resign from her position as Executive Vice President of the Company and as a member of the Company’s Board of Directors, effective as of December 31, 2010 (the “Separation Date”).  In connection with Ms. Liu’s resignation, the Company entered into a separation agreement  with Ms. Liu, pursuant to which Ms. Liu was awarded a grant of 47,550 shares of common stock of the Company with a value of $165,000 (valued at the fair market value of the stock one business day prior to it being so provided) plus 7,540 shares of Company common stock as an “Incentive Bonus” (as defined under that certain Amended and Restated Employment Agreement by and between the Company and Ms. Liu, dated as of December 14, 2009).  Ms. Liu’s additional grant of 16,667 shares per her December 14, 2009 Employment Agreement that was to vest on December 14, 2011 vested immediately upon her resignation.  The Company recorded compensation expense of $285,028 during the year ended December 31, 2010 for such grants representing the fair value of all shares issued pursuant to such agreement.

During 2010 the Company awarded grants of restricted shares of Common Stock totaling 137,411 shares to certain Bio-Quant employees.  The awards vest over various time periods and require that the employees remain in continuous and uninterrupted service with the Company. The Company recorded compensation expense of $498,958 during the year ended December 31, 2010 for such grants.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statements of Operations:

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Research and development	$87,412	$86,210	$71,833
General and administrative	2,252,398	816,461	1,252,239

Total stock-based compensation expense	$2,339,810	$902,671	$1,324,072

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

14.	Capital Leases

The Company has entered into various capital leases for certain equipment used in its pre-clinical CRO facility as of December 31, 2010. The lease obligations are payable as follows:

	Monthly payment	Interest rate	Number of payments per lease	Maturity date	Aggregate remaining principal outstanding at December 31, 2010

Lease 1	$357	6.83%	60	12/1/2013	$11,297
Lease 2	136	19.2%	36	12/31/2011	1,471
Lease 3	441	13.7%	60	2/1/2013	13,524
Lease 4	897	10%	60	9/1/2013	33,572
Lease 5	1,483	13.8%	60	12/1/2014	55,231
Lease 6	364	5.2%	60	10/1/2015	18,379

					$133,474

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

The leases are secured by a first lien on the underlying equipment. At December 31, 2010, the assets held subject to capital leases totaled $167,598 and the related accumulated depreciation was $31,363.

Future maturities of capital lease obligations at December 31, 2010 are:

Years Ended
December 31,	Amount

2011	$44,148

2012	42,516

2013	42,159

2014	31,128

2015	3,276

Total	163,227

Less portion representing interest	29,753

Total principal due at December 31, 2010	133,474

Less: current maturities	31,263

Long-term portion	$102,211

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

15.	Warrants

A summary of warrant activity is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at January 1, 2008	829,330	$18.45
Issued	16,667	$17.25
Exercised	(31,461)	$13.35
Cancelled	(6,667)	$22.80
Outstanding at December 31, 2008	807,869	$18.45
Issued	-	-
Exercised	-	-
Cancelled	(342,594)	$23.70
Outstanding at December 31, 2009	465,275	$15.45
Issued (See Note 11)	1,884,481	$2.27
Exercised	(426,383)	$2.27
Cancelled	(247,715)	$15.53
Outstanding at December 31, 2010	1,675,658	$3.72	4.28 years
Exercisable at December 31, 2010	1,520,419	$3.87	4.23 years

16.	Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $36 million for federal and state income tax purposes, net of approximately $80 million subject to limitation under Internal Revenue Code Section 382.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2029 for federal income tax purposes.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The Company performed a review of stock transactions for the years beginning January 1, 2008 and ending December 31, 2010 as the Company feels that was the likely period that such an ownership change likely occurred.  Based on this limited review, the Company determined that an ownership change took place in June 2010 when the Bio-Quant notes were converted to common stock as discussed in Note 9.  The Company may have had other ownership changes and additional limitations that would be revealed if a more detailed review is performed.  As a result of this ownership change, the ability to utilize the current net operating loss carryforwards generated prior to this change in ownership is limited to approximately $1.2 million per year based on our calculations at the time of the ownership change.  As such, the Company cannot utilize approximately $80 million of the net operating loss carryforwards and all of its $2.5 million research and development tax credit carryforwards that exist at December 31, 2010 due to the expiration of such loss carryforwards  before they are available for use.

In 2008 and 2009,the Company was approved by the State of New Jersey to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program.  The Company no longer has any significant NJ tax credit benefits left available to sell at December 31, 2010, and was approved to sell net operating loss tax benefits of $491,903 in 2009 and $1,053,547 in 2008.  The Company generated net revenues of $437,794 and $937,657 in 2009 and 2008 as a result of the sale of the tax credits, which has been recognized as received as an income tax benefit in the Consolidated Statements of Operations.

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

Deferred tax assets consist of the following:

	December 31,
	2010	2009
Deferred tax assets:
Net operating tax loss carryforwards	$14,250,000	$44,000,000
Research and development tax credits	—	2,400,000
Deferred compensation	350,000	300,000

Basis of intangible assets	(1,100,000)	(1,660,000)

Total deferred tax asset	13,500,000	45,040,000
Less valuation allowance	(13,500,000)	(45,040,000)
Net deferred tax asset	$—	$—

The net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax benefit at December 31, 2010, 2009 and 2008 of approximately $13.5 million, $45 million and $43.5 million, respectively.  In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

The acquisition of Bio-Quant was the acquisition of the stock of Bio-Quant.  Therefore, the Company does not have the amortizable tax bases in the intangible assets.

The Company follows the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2007 to 2009 are still open and subject to audit.  In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2010 and 2009.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

	For the years ended December 31,
	2010	2009	2008

Federal statutory tax rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(6)%	(6)%	(6)%
Valuation allowance	41%	41%	41%
Sale of state net operating losses	0.0%	(8.35)%	(15.35)%

Provision (benefit) for income taxes	0.0%	(8.35)%	(15.35)%

For the years ended December 31, 2010, 2009 and 2008, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded offset by the state tax benefit from the sale of the net operating losses in New Jersey and other permanent differences.

17.	Commitments and Contingencies

Operating Leases

In January 2007, Bio-Quant entered into a lease agreement for its headquarters location in San Diego, California expiring December 31, 2011. The headquarters lease term contains a base rent of $18,400 per month with 4% annual escalations, plus a real estate tax and operating expense charge to be determined annually.

In February 2008, Bio-Quant entered into a four year lease agreement for its second location in San Diego, California expiring December 31, 2015 as amended in December 2010.  The Lease term has a base rent of $21,532 per month, plus a real estate tax and operating expense charge to be determined annually.

For the year ended December 31, 2010, rent expense under all operating leases was approximately $442,080.

Future minimum rental payments under the operating leases noted above are approximately:

Years Ended
December 31,	Amount

2011	530,941
2012	266,136
2013	274,116
2014	282,336
2015	290,856
$1,644,385

Apricus Biosciences, Inc.
Notes to Consolidated Financial Statements

Employment Agreements

We have an employment agreement with Mr. Damaj, our President and Chief Executive Officer. Pursuant to that agreement, we may terminate Mr. Damaj’s employment without cause on ten days notice, in which event severance pay equal to twelve months’ base salary. Under the employment agreement, if we had terminated Mr. Damaj effective December 31, 2010, based on his 2010 compensation, he would have been paid an aggregate of $300,000, his 2009 base salary and $100,000 of which represents twice his accrued 2009 bonus.  The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and the President and Chief Executive Officer’s employment is terminated or resigns for cause, the President and Chief Executive Officer will be paid a lump sum amount equal to their base salary for a 12-month period following termination or resignation. Based on this change of control provision, if there had been a change of control of the Company in 2010 and the President and Chief Executive Officer’s employment had terminated effective December 31, 2010, either for “Good Reason” or without cause, then the President and Chief Executive Officer would be entitled to termination pay equal to $300,000.

On January 31, 2011, the Compensation Committee of Board of Directors recommended, and the Board of Directors approved, an increase in the base salary for Mr. Damaj to $450,000.  The salary increase was effective as of January 1, 2011.

Other

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

18.	Segment and Geographic Information

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

Segment information for the year ended December 31, 2010 follows:

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total
Revenue	$40,985	$4,931,752		$4,972,737
Cost of Services	-	3,942,711	-	3,942,711
Gross Profit	$40,985	$989,041		$1,030,026
Costs and expenses
Research and development	2,110,396	-	-	2,110,396
General and administrative	-	1,986,908	8,165,577	10,152,485
Impairment of goodwill and intangible assets		10,168,122		10,168,122
Loss from operations	$(2,069,411)	$(11,165,989)	$(8,165,577)	$(21,400,977)

Total assets	$-	$3,839,028	$15,024,610	$18,863,638

Capital expenditures	$-	$435,156	$1,804	$436,960

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15(e) and 15d-15(e), the Company’s management carried out an evaluation with participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure control and procedures are effective.  In the fourth quarter of 2010, the Company consolidated its accounting and financial reporting systems to the software and systems used by the Bio-Quant CRO.  This change in the Company’s internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company’s fourth quarter does not materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION.

On February 25, 2011, Mark Westgate, Vice President, Chief Financial Officer of the Company was awarded pursuant to the First Amendment, dated June 23, 2009 to his Amended and Restated Employment Agreement, dated December 11, 2007, an annual cash bonus for 2010 of $117,500 which equals 50% of his 2010 annual salary by the Compensation Committee of the Company’s Board.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the heading “Election of Directors” and “Committees of the Board” in our Proxy Statement for the 2011 Annual Meeting, which is incorporated herein by reference, and “Executive Officers of the Registrant” of Part I of this Report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation” and “Directors Compensation” in our Proxy Statement for the 2011 Annual Meeting, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2010, about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	107,604	(1)	$10.37	514,980	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	107,604		$10.37	514,980

(1) Consists of options outstanding at December 31, 2010 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed, Inc. 2006 Stock Incentive Plan (the "2006 Plan").

(2) Consists of zero and 514,980 shares of Common Stock that remain available for future issuance, at December 31, 2010, under the Incentive Plan and 2006 Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the headings “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by item 14 is set forth under the heading “Principal Accountant Fees and Services” in our Proxy Statement for the 2011 Annual Meeting, which is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

                  2.            Exhibits
EXHIBITS NO.	DESCRIPTION
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

3.1
Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

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

3.6
Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.7
Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.8
Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities Exchange Commission on June 17, 2010).

3.9
Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.10	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 filed with the Company's Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

4.2	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

4.3	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

4.4
Amendment No. 1 to Rights Agreement, dated as of January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

4.5
Form of Warrant, dated October 26, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2008).

4.7	Amendment No. 2 to Rights Agreement dated as of December 8, 2009 (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed on December 10, 2009).

4.8	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.9	Form of Warrant (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.10	Form of Warrant Certificate (incorporated by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

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

10.5*
Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.6*
Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.7*
Form of Stock Option Grant Agreement between the Company and its Directors (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.8+
License Agreement, dated September 13, 2005, between NexMed, Inc., NexMed International Limited and Novartis International Pharmaceutical Ltd. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2005).

10.9*
Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Mark Westgate (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.10	First Amendment dated as of January 1, 2007 to the Employment Agreement dated December 21, 2005 by and between NexMed, Inc. and Mark Westgate.

10.11	Amended and Restated Employment Agreement, dated December 11, 2007 by and between NexMed, Inc. and Mark Westgate.

10.12	First Amendment dated June 23, 2009 to the Amended and Restated Employment Agreement dated December 11, 2007 by and between NexMed, Inc. and Mark Westgate.

10.13*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.14
Securities Purchase Agreement, dated November 30, 2006, between NexMed, Inc., NexMed (U.S.A.), Inc. and Metronome LPC 1, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

10.15
Common Stock and Warrant Purchase Agreement, dated December 20, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.16
Registration Rights Agreement, dated December 20, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

10.17
Amendment, effective as of February 13, 2007, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

10.18 +
License Agreement dated November 1, 2007 between NexMed, Inc. and Warner Chilcott Company, Inc (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008).

10.19
Securities Purchase Agreement, dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.20
Senior Secured Note dated October 26, 2007, between NexMed, Inc. and Twin Rivers Associates, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report 8-K filed with the Securities and Exchange Commission on October 31, 2007).

10.21
Form of Binding Commitment for Credit Line, dated May 12, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008).

10.22
Side Letter, effective June 27, 2008, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008).

10.23 *
NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.24
Asset Purchase Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.25
License Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.26*
Amended and Restated Employment Agreement, dated December 14, 2009, by and between NexMed, Inc. and Vivian H. Liu (incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010)..

10.27*
Employment Agreement, dated December 14, 2009, by and between NexMed, Inc. and Bassam Damaj, Ph.D (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.28
Purchase Agreement, dated March 15, 2010, by and between NexMed, Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.29
Registration Rights Agreement, dated March 15, 20102010 (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.30
Form of 7% Convertible Note Due December 31, 2012(incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.31
NexMed, Inc. Subscription Agreement and Instructions(incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.32	Form of Unsecured Promissory Note (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.33
Sales Agreement, dated as of April 21, 2010, by and between the Company and Brinson Patrick Securities Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010).

10.34
Engagement Letter by and between the Company and Dawson James Securities, Inc. dated as of August 16, 2010 (incorporated by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 13, 2010).

10.35
Warrant Agent Agreement by and between the Company and Wells Fargo Bank, N.A., dated as of September 17, 2010 (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

10.36	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 13, 2010).

10.37
Separation Agreement by and between the Company and Vivian H. Liu, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010).

21	Subsidiaries (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

23.1	Consent of EisnerAmper LLP, independent registered public accounting firm.

23.2	Consent of Amper, Politziner & Mattia, LLP, independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

APRICUS BIOSCIENCES, INC.
Dated: March 10, 2011	By:	/s/ Bassam Damaj
Bassam Damaj
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bassam Damaj	Director, President, Chief Executive Officer (principal	March 10, 2011
BASSAM DAMAJ	executive officer)and Chairman of the Board

/s/ Mark Westgate	Vice President, Chief Financial Officer (principal	March 10, 2011
MARK WESTGATE	financial officer and principal accounting officer)

/s/ Henry Esber
HENRY ESBER	Director	March 10, 2011

/s/ Leonard A. Oppenheim
LEONARD A. OPPENHEIM	Director	March 10 2011

/s/ Roberto Crea
ROBERTO CREA	Director	March 10, 2011

/s/ Russell Ray
RUSSELL RAY	Director	March 10, 2011

/s/ Deirdre Gillespie
DEIRDRE GILLESPIE	Director	March 10, 2011