Form 10-Q
period 2011-03-31
APRICUS BIOSCIENCES, INC.
filed 2011-05-13
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 9, 2011, 19,735,711 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$10,175,120	$9,145,683
Accounts receivable	469,133	288,778
Other receivable	275,990	250,000
Restricted cash	279,260	604,343
Prepaid expenses and other current assets	219,721	188,504

Total current assets	$11,419,224	10,477,308

Fixed assets, net	5,251,371	5,420,939
Intangible assets, net of accumulated amortization	2,642,014	2,701,512
Accrued rental income and other assets	224,581	189,478
Debt issuance cost, net of accumulated amortization of $38,575 and $29,289	65,115	74,401

Total assets	$19,602,305	$18,863,638

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowing from banks	$216,000	$401,000
Accounts payable and accrued expenses	1,410,796	789,544
Payroll related liabilities	613,237	816,520
Deferred revenue	195,420	209,705
Capital lease payable - current portion	31,723	31,263
Deferred compensation - current portion	70,726	68,596

Total current liabilities	2,537,902	2,316,628

Long term liabilities
Convertible notes payable	4,000,000	4,000,000
Deferred revenue	69,700	72,250
Capital lease payable	100,153	102,211
Deferred compensation	786,495	805,788

Total liabilities	7,494,250	7,296,877

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 19,607,267 and 18,521,951 shares issued and outstanding, respectively	19,607	18,519
Additional paid-in capital	216,739,662	212,788,450
Accumulated deficit	(204,651,214)	(201,240,208)

Total stockholders' equity	12,108,055	11,566,761

Total liabilities and stockholders' equity	$19,602,305	$18,863,638

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010

License fee revenue	$202,550	$2,550
Contract service revenue	1,384,515	1,443,202
Total revenue	1,587,065	1,445,752
Cost of services	1,005,008	1,037,232
Gross profit	582,057	408,520

Costs and expenses
Research and development	1,100,546	426,393
General and administrative	2,906,253	2,239,536
Total costs and expenses	4,006,799	2,665,929

Loss from operations	(3,424,742)	(2,257,409)

Other income (expense)
Interest expense, net	(97,744)	(6,980,047)
Rental income	111,480	-
Total other income (expense)	13,736	(6,980,047)

Net loss	$(3,411,006)	$(9,237,456)

Basic and diluted loss per common share	$(0.18)	$(1.25)

Weighted average common shares outstanding used for basic and diluted loss per share	19,141,353	7,378,847

See notes to unaudited consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash flows from operating activities
Net loss	$(3,411,006)	$(9,237,456)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	245,390	252,290
Non-cash interest, amortization of beneficial conversion feature and deferred financing costs	-	6,838,943
Non-cash compensation expense	619,394	144,553
Loss on disposal of fixed assets	920	312
Increase (decrease) in prepaid expenses and other assets	(31,217)	(1,042)
Decrease (increase) in accounts receivable	(180,355)	125,290
Decrease (increase) in other receivable	(25,990)	437,794
Decrease in due from related party	-	204,896
Increase (decrease) in accounts payable and accrued expenses	621,858	322,410
Increase (decrease) in payroll liabilities	(203,283)	(230,600)
Increase (decrease) in accrued rental income and other assets	(35,103)	-
Decrease in due to related party	-	(99,682)
Decrease in deferred compensation	(17,163)	(10,934)
Increase in deferred revenue	(16,835)	45,755
Net cash used in operating activities	(2,433,390)	(1,207,471)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	1,142
Capital expenditures	(7,948)	(82,545)
Net cash used in investing activities	(7,948)	(81,403)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	2,300,000
Proceeds from the sale of common stock, net of offering costs	2,436,843	-
Proceeds from issuance of convertible notes payable, net of debt issue costs	-	3,904,059
Proceeds from exercise of warrants	895,447	-
Release of restricted cash for repayment of short-term borrowing	325,083	-
Repayment of short-term borrowing	(185,000)	-
Repayment of convertible notes payable	-	(2,592,012)
Repayment of capital lease obligations	(1,598)	(6,341)
Net cash provided by financing activities	3,470,775	3,605,706

Net increase in cash and cash equivalents	1,029,437	2,316,832

Cash and cash equivalents, beginning of period	$9,145,683	$479,888

Cash and cash equivalents, end of period	$10,175,120	$2,796,720

Cash paid for interest	$85,684	$21,481

Supplemental Information:
Issuance of common stock in payment of convertible notes payable	$-	$397,988
Issuance of common stock in payment of notes payable	$-	$4,530,200

See notes to unaudited consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Unaudited
Consolidated Financial Statements

1.	BASIS OF PRESENTATION

Apricus Biosciences, Inc. (formerly NexMed, Inc.) and Subsidiaries (the “Company”) was incorporated in Nevada in 1987.  On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT® – see Note 14 for descriptions of the licensing agreements relating to the Company’s proprietary products.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying consolidated financial statements. The unaudited consolidated financial statements of earnings for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2010. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, stock-based compensation and commitments and contingencies.  The Company’s actual results may differ from these estimates under different assumptions or conditions.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company, BQ Acquisition Corp., a wholly-owned subsidiary of the Company, and Bio-Quant.

The Company now operates in two segments – designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.

The Company is currently focusing its efforts on new and patented pharmaceutical products and product candidates mostly based on our patented drug delivery technology known as NexACT® and leveraging the Know-How of the CRO business to assist in our product and NexACT® technology development within Bio-Quant’s current business operations.  Through the acquisition of Bio-Quant, the Company has expanded its research and development capabilities with NexACT® into the areas including oncology, inflammation, immunology, and metabolic diseases.  In addition, the Company continues with its efforts to expand the uses of the NexACT® technology into the oral, subcutaneous, ocular and rectal delivery of multi-classes of drugs for these and other indications.  Additionally, the Bio-Quant CRO continues to generate revenues through performing services for outside clients in order to partially off-set some of the costs of our own internal product and technology development at Bio-Quant.

The Company is also seeking commercialization partnerships for its existing clinical and pre-clinical pipeline products such as Vitaros®, MycoVa™, Femprox® , RayVa™ and PrevOnco™ and is enhancing its business development efforts by offering potential partners clearly defined regulatory paths for our products and product candidates under development.

Effective June 21, 2010, the Company completed a reverse stock split pursuant to which each fifteen shares of Company's common stock then issued and outstanding were automatically converted into one share of the Company's common stock; no change was made to the per-share par value of the common stock. The authorized common stock was also proportionately reverse split by a factor of fifteen-for-one. All share and per share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of $204,651,214 at March 31, 2011 and recorded a net loss of approximately $3.4 million for the three months ended March 31, 2011 and has principally been financed through private placements of equity securities and debt financing.

The Company’s cash reserves of approximately $10.2 million at March 31, 2011, should currently provide it with sufficient cash to fund its operations into the third quarter of 2012.  This projection is based on the current monthly operating expenses of maintaining our public listing, continuing our current business development and research and development efforts for our current pipeline together with maintaining Bio-Quant’s revenue at a level consistent with the first quarter of 2011.  To the extent we sign additional licensing agreements in 2011 and receive up-front and milestone payments for one or more our product pipeline candidates and/or the NexACT® technology itself, our cash reserves should provide us with sufficient cash to fund our operations well into 2013.  A change in any of these assumptions, however, or any unexpected expense may change these projected cash reserve timelines.

The Company currently expects that it will be cash flow positive from operations, which includes cash expected to be received from up-front and milestone payments from the licensing of its products and NexACT® technology during 2011 and 2012, with the goal of becoming profitable in 2012 as the Company plans to enter into out-licensing agreements for its NexACT® technology with pharmaceutical and biotechnology companies worldwide.  At the same time, the Company is actively pursuing partnering opportunities for its clinical stage NexACT®-based and non-NexACT®-based candidates in the areas of sexual dysfunction, oncology, inflammation, dermatology, pain and autoimmune diseases. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding the Company’s long-term growth strategy.  To that end, as discussed in Note 14, the Company in December 2010 entered into a licensing agreement with Bracco SpA (“Bracco”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”) for sale in Italy and in January 2011, the Company entered into exclusive license agreement with Elis Pharmaceuticals Ltd. (“Elis”) and Neopharm Group (“Neopharm”) for Vitaros® for erectile dysfunction.  Under the terms of the Elis License Agreement, Elis has been granted exclusive rights in United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen and under the terms of the Neopharm License Agreement, Neopharm has been granted exclusive rights in Israel and the Palestinian Territories of the Gaza Strip and the West Bank to commercialize and market Vitaros®. The Company continues to be active in discussions with other potential commercial partners for other territories.

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Topic 605 - Revenue Recognition - Milestone Method (“USA 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years. The Company has adopted ASU 2010-17 effective as of the beginning of the fiscal year ended January 1, 2011 but due to non-activity of any applicable transactions, the adoption had no impact the Company’s consolidated financial position or results of operations.

2.	ACQUISITION

In connection with the Company’s acquisition of Bio-Quant, which was consummated on December 14, 2009 (the “Effective Time”), each outstanding share of common stock of Bio-Quant was canceled and converted into the right to receive 60.93 shares of common stock, par value $0.001 per share, of the Company (the “NexMed Shares”), as well as a promissory note (each, a “Note”) in the original principal amount of $2,771.37.   In connection with the closing of the Merger, the Company issued an aggregate of 266,667 NexMed Shares and Notes in the aggregate original principal amount of $12,129,010 to the shareholders of Bio-Quant.

The Notes accrued interest at a rate of 10% per annum through their repayment, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in NexMed Shares, which would be valued for purposes of conversion at the fixed price of $2.52 per share.  The Merger Agreement provides that if the Company repaid the Notes in NexMed Shares, the total number of NexMed Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding NexMed Shares at the Effective Time unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Stock Market.  The Company received stockholder approval at its May 24, 2010 meeting for the potential issuance of shares in full repayment of the remaining amounts owed under the Notes, and, on June 21, 2010, the Company repaid the remaining outstanding principal and interest accrued under the Notes in NexMed Shares.

Intangible assets acquired from Bio-Quant of $4,160,000 consist primarily of developed Know-How and the Bio-Quant Trade Name. Developed Know-How relates to Bio-Quant’s pre-clinical service expertise including, but not limited to, its extensive inventory of internally developed cell lines. The Bio-Quant Trade Name represents future revenue attributable to the reputation and name recognition of Bio-Quant within the pharmaceutical industry where Bio-Quant is a known expert in pre-clinical services.

At the time of acquisition, Bio-Quant was a revenue generating, cash flow positive CRO.  Bio-Quant was expected to continue its revenue growth and cash generating CRO business.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consisted largely of the ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.  As discussed in Note 1, the Company has shifted the focus of the Bio-Quant CRO from growing revenues and generating increased positive cash flow to largely supporting the Company’s research and development business segment which designs and develops pharmaceutical products.  Accordingly, based on a valuation of the goodwill at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write off the entire value of goodwill from this acquisition.

3.	ACCOUNTING FOR STOCK BASED COMPENSATION

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

In December 1996, the Company adopted the Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and the Recognition and Retention Stock Incentive Plan (the “Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  In June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”).  A total of 200,000 shares were initially reserved for the issuance under the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 meeting to add an additional 1,000,000 shares to the 2006 Plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $1.69 to $48.75.  The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at March 31, 2011:

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$1.69 - 5.36	540,000	9.76 years	$3.88	$215,250	100,000	$3.89	$29,997
8.25 - 21.00	45,818	4.75 years	13.86	-	45,818	13.86	-
48.75	1,000	0.95 years	48.75	-	1,000	48.75	-

	586,818	9.35 years	$4.73	$215,250	146,818	$7.31	$29,997

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2010	107,604	$10.37	5.82 years
Granted	512,500	$3.99
Exercised	-
Cancelled	(33,286)	$11.50
Outstanding at March 31, 2011	586,818	$4.73	9.35 years	$215,250

Vested or expected to vest at March 31, 2011	571,209	$4.73	9.35 years	$215,250

Exercisable at March 31, 2011	146,818	$7.31	8.20 years	$29,997

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

Total unrecognized compensation cost related to unvested stock options as of March 31, 2011 was $1,597,173.  That cost is expected to be recognized over 3 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.  As of March 31, 2011 there was $824,523 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over 2.5 years.

Principal equity compensation transactions for the three months ended March 31, 2011 were as follows:

The Board of Directors awarded Dr. Bassam Damaj, the Company’s current Chairman, President and Chief Executive Officer an option (the “Option”) to purchase up to 300,000 shares of common stock of the Company.  The exercise price of the Option is equal to $3.89 per share, the fair market value of the Company’s common stock on the date of grant (January 31, 2011).  The Options become exercisable over a period of three years, with one-third of the Options vesting immediately upon the date of grant and the remaining two-thirds vesting quarterly over the two-year period beginning on the first anniversary of the date of grant. The expense related to this Option grant will be recorded in 2011, 2012 and 2013 based on the vesting period.   As a result of this Option grant, the Company recognized approximately $390,000 as compensation expense during the three months ended March 31, 2011.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Unaudited Consolidated Statements of Operations:

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010

Research and development	$25,638	$-
General and administrative	593,756	144,553

Stock-based compensation expense	$619,394	$144,553

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

4.	WARRANTS

A summary of warrant activity for the three month period ended March 31, 2011 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2010	1,675,658	$3.72	4.28 years
Issued	-
Exercised	(394,818)	$2.27
Cancelled	-
Outstanding at March 31, 2011	1,280,840	$4.17	3.87 years

Exercisable at March 31, 2011	1,125,224	$4.42	3.79 years

5.	LOSS PER SHARE

At March 31, 2011 and 2010, respectively, options to acquire 586,818 and 156,771  shares of Common Stock, warrants to acquire 1,280,840 and 250,893  shares of Common Stock and convertible securities convertible into 640,000 and 459,770  shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three months ended March 31, 2011 and 2010 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2011	2010

Net loss	$(3,411,006)	$(9,237,456)
Weighted average common shares outstanding used for basic and diluted loss per share	19,141,353	7,378,847

Basic and diluted loss per common share	$(0.18)	$(1.25)

6.	INTANGIBLE ASSETS

Intangible assets are listed below with associated accumulated amortization as of:

	March 31, 2011	December 31, 2010

Bio-Quant Know-How	$1,637,000	1,637,000
Bio-Quant Trade Name	1,123,000	1,123,000
Accumulated amortization	(117,986)	(58,488)

Intangible assets, net	$2,642,014	$2,701,512

The Company is currently amortizing Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $59,509 and $89,962 for the three months ended March 31, 2011 and 2010, respectively.  During 2010, the Company took an impairment charge of $1,083,646 to write down the fair value of Know-How to $1,637,000.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010 as discussed in Note 1.  Rather than serve the greater CRO market, Bio-Quant is primarily performing CRO services for the Company’s own pharmaceutical product development segment.  As such, the ongoing revenue, profits and cash flows for Bio-Quant have been significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

Based on the current carrying amount of intangible assets, assuming no future impairment of underlying assets, the estimated future amortization expense for the next five years ended March 31 and thereafter is as follows:

2012	$238,036
2013	238,036
2014	238,036
2015	238,036
2016	238,036
Thereafter	1,451,834

Total future amortization expense	$2,642,014

7.	CONVERTIBLE NOTES PAYABLE

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

Conversion and Repayment of 2008 Convertible Notes during 2010

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

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the various adjusted conversion prices in 2009 and 2010.  Non-cash interest expense recognized for these conversions was $1,200,000 during the three months ended March 31, 2010.

8.	NOTES PAYABLE

Former Bio-Quant Shareholders’ Notes

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 2 above. The Notes bore interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger, or December 14, 2010.  The terms of the Notes provided that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in shares of Company common stock, which were valued at the fixed price of $2.52 per share.

In January and March 2010, the Company repaid $2,230,201 of outstanding principal of the Notes through the issuance of Common Stock at $2.52 per share, which is the fixed payment price pursuant to the terms of the Notes.  As such, the Company issued 1,003,210 shares of Common Stock to the note holders in repayment of such $2,230,201 principal amount plus interest.

The Company recognized a beneficial conversion charge for the differential between the original conversion rate of $2.52 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such the beneficial conversion charge non-cash interest expense recognized with respect to the Notes for the three months ended March 31, 2010 was $4,512,640.

2010 Promissory Notes

In January 2010, the Company raised gross proceeds of $2.3 million in an offering of unsecured promissory notes (the “2010 Notes”).  The 2010 Notes accrued interest at a rate of 10% per annum and were due and payable in full six months from the date of issuance. The principal and accrued interest due under the Notes was payable, at the election of the Company, in either cash or shares of Common Stock, par value $0.001 per share.  The weighted average conversion price of the 2010 Notes was $5.55 per share, with the conversion prices ranging from $5.40 to $6.00 per share.

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

On March 8, 2010, Bio-Quant entered into a Loan and Security agreement with Square 1 Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line was secured by a $255,000 cash deposit from the Company which was classified as restricted cash on the accompanying consolidated balance sheet at December 31, 2010.  The credit line bore interest at the rate of 4.25% per annum or 1% above the Prime Rate and expired on March 7, 2011 and was repaid in full at that time.

On April 12, 2010, Bio-Quant entered into a Loan and Security Agreement with Torrey Pines Bank for a revolving line of credit (“credit line”) in the amount of $250,000.  The credit line is secured by a $279,620 cash deposit from the Company which is classified as restricted cash on the accompanying consolidated balance sheet at March 31, 2011.  The credit line bore interest at the rate of 2.6% per annum and expired on April 12, 2011 and was repaid in full at that time.

As of March 31, 2011, $216,000 remained outstanding on these credit lines and is recorded as short-term borrowing on the accompanying unaudited consolidated balance sheet at March 31, 2011.

10.	DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of March 31, 2011, the Company has accrued $857,221 in deferred compensation.

11.	COMMON STOCK TRANSACTIONS

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  During the three months ended March 31, 2011, the Company had sold an aggregate of 612,646 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.16 per share, resulting in offering proceeds of approximately $2.4 million, net of sales commissions.

During 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commissions.

12.	RELATED PARTY TRANSACTIONS

Approximately 63% of the Bio-Quant notes payable described in Note 8 were held by executives of the Company.

Prior to Merger, Bio-Quant had promissory notes receivable of approximately $380,000 from three entities controlled by the former Bio-Quant shareholders.  Management of the Company has determined that the fair value of these notes was $204,896, representing the value of PrevOnco™ purchased in 2010 by the Company from one of these entities, FasTrack Pharmaceuticals, Inc. (“FasTrack”) in settlement of a like-amount of the promissory note.  PrevOnco™ for the treatment of solid tumors, contains a currently third-party marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors. The remainder of the notes receivable have been assigned no fair value, as there is significant uncertainty as to whether any amounts will be collectible.

On April 4, 2011, the Company purchased certain pharmaceutical compositions for treating cancer in patients (the “PrevOnco™ backup compounds”) from FasTrack. These compounds could be used alone or in combination with other chemotherapeutic agents.  Many are as potent or more potent than lansoprazole and can be optimized further to increase their efficacy.  The advantage of using those over the known proton pump inhibitors such as lansoprazole is that we have a patent pending that may make this approach completely proprietary and may extend patent life for such therapeutic applications.

In exchange for the purchase of the PrevOnco™ backup compounds, FasTrack received a loan of $250,000 from the Company (the “FasTrack Note”).  The FasTrack Note is due on April 4, 2013 and bears interest at 4.25% per annum.  Additionally, the FasTrack Note is convertible into common stock of FasTrack at the Company’s option at such time that FasTrack completes a financing round of more than $2 million or closes a merger or acquisition transaction.  Such conversion will occur at a price per share equal to 90% of the value of the FasTrack shares issued in the financing, merger or acquisition transaction.  In addition, notes receivable with a face amount of approximately $225,000 previously written off in 2009 as uncollectible will also be convertible to FasTrack common stock under the aforementioned terms.

13.	INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $36 million for federal and state income tax purposes.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2029 for federal income tax purposes.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The Company performed a review of stock transactions for the years beginning January 1, 2008 and ending December 31, 2010 as the Company feels that was the likely period that such an ownership change likely occurred.  Based on this limited review, the Company determined that an ownership change took place in June 2010 when the Bio-Quant notes were converted to common stock as discussed in Note 8.  As a result of this ownership change, the ability to utilize the current net operating loss carryforwards generated prior to this change in ownership is limited to approximately $1.2 million per year based on our calculations at the time of the ownership change.

The Company follows the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2007 to 2009 are still open and subject to audit.  In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at March 31, 2011.

14.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros® - (2011 – 2010)

On January 3, 2011, the Company entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize  Vitaros® for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros® in the Elis Territory.

On February, 14,  2011 the Company entered into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize  Vitaros® for erectile dysfunction and when and if available, the Company’s product for premature ejaculation in  Israel and the Palestinian Territories (the “Neopharm Territory”).  Under the Neopharm License Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

The Company received $200,000 in up-front payments pursuant to these licensing agreements and has recorded the payments as license fee revenue during the three months ended March 31, 2011.

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“the “Bracco License Agreement”)  for its Vitaros® product for erectile dysfunction.  Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.  The €750,000 up-front payment was paid in April 2011 and will begin to be recognized as revenue in the second quarter of 2011 pursuant to the terms of the Bracco License Agreement.

In April 2011, the Company filed a marketing application in Europe for Vitaros®.   If it is approved by the various European regulatory authorities, it would give the Company the right to sell Vitaros® in multiple chosen countries in the European Union. Under a European system called the “Decentralized Procedure” (DCP), a company files its application for marketing approval of a drug in just one European country, which is designated the Reference Member State (RMS). The Company has chosen The Netherlands as its RMS. The RMS then evaluates the application and prepares an assessment report that is submitted to other chosen European Union countries for their consideration and approval. The entire process takes approximately 240 days. One of the major advantages of the DCP is that a company may receive identical marketing authorizations for its product in multiple chosen European Member countries at the same time.

Vitaros® – (2007 – 2009)

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner Chilcott”) for Vitaros® for erectile dysfunction.  Under the agreement, Warner Chilcott acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  Warner Chilcott agreed to pay the Company an up- front payment of $500,000 and up to $12.5 million in milestone payments on the achievement of specific regulatory milestones.

The Company had recognized the initial up-front payment as revenue on a straight line basis over the nine month period ended July 31, 2008 which was the remaining review time by the FDA for the Company’s new drug application filed in September 2007 for Vitaros®.

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®  to Warner Chilcott.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.  As such, the Company is no longer responsible for obtaining regulatory approval of Vitaros®   and will no longer be eligible to receive royalties in the future based upon the level of sales achieved by Warner Chilcott.  In addition, Warner Chilcott has paid the Company a total of $350,000 for the manufacturing equipment for Vitaros® and recognized a gain of $43,840. While the Company believes that Warner Chilcott is currently moving forward in pursuing NDA approval for Vitaros®, Warner Chilcott is not obligated by the Asset Purchase Agreement to continue with the development of Vitaros® or obtain approval of Vitaros® from the FDA. The Company allocated $2,398,000 of the $2,500,000 purchase price to the U.S. rights for Vitaros®  and the related patents acquired by Warner Chilcott.  The balance of $102,000 was allocated to the rights of certain technology based patents which Warner Chilcott licensed as part of the sale of U.S. rights for Vitaros®.  The $2,398,000 was recognized as revenue in year ended December 31, 2009, as the Company has no continuing obligations or rights with respect to Vitaros® in the U.S. market.  The $102,000 allocated to the patent license is being recognized over a period of ten years, the estimated useful commercial life of the patents.  Accordingly, $2,550 was recognized as revenue for the three months ended March 31, 2011 and 2010.  The balance of $79,900 and $82,450 is recorded as deferred revenue in the consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Equity Compensation

The Company has made commitments to issue equity awards to certain employees of the Company.  Such commitments will be satisfied only upon approval by the shareholders of the Company to increase the number of authorized shares in the NexMed, Inc. 2006 Stock Incentive Plan (the “Plan”); the Company is seeking such approval at the May 16, 2011 stockholders meeting.  Upon approval of the increase in shares authorized for issuance under the Plan, the Company will issue approximately 25,000 shares of restricted stock and 180,000 options to purchase shares of Commons Stock to certain employees pursuant to the provisions of the Plan.

Employment Agreements

We have an employment agreement with Dr. Damaj, our Chairman, President and Chief Executive Officer. Pursuant to that agreement, we may terminate Dr. Damaj’s employment without cause on ten days notice, in which event Dr. Damaj would be entitled to severance pay equal to twelve months’ base salary which is currently $450,000 per annum.   The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and the President and Chief Executive Officer’s employment is terminated or resigns for cause, the President and Chief Executive Officer will be paid a lump sum amount equal to his base salary for a 12-month period following termination or resignation.

In January 2011 the Board of directors approved an increase of Dr. Damaj’s base salary to $450,000 annually.

Other

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled pursuant to the terms of such agreements.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

16.	SEGMENT INFORMATION

The Company has two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

Segment information for the three months ended March 31, 2011 and 2010 is as follows:

March 31, 2011

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total

Revenue	$202,550	$1,384,515	$-	$1,587,065
Cost of Services	-	1,005,008	-	1,005,008
Gross Profit	$202,550	$379,507		$582,057
Costs and expenses
Research and development	1,100,546	-	-	1,100,546
General and administrative	-	547,146	2,299,598	2,846,744
Amortization of intangible assets		59,509		59,509
Loss from operations	$(897,996)	$(227,148)	$(2,299,598)	$(3,424,742)

Total assets	$-	$1,733,169	$17,869,136	$19,602,305

Capital expenditures	$-	$2,438	$5,510	$7,948

March 31, 2010

			Other Corporate
	NexACT® Drug		Not Allocated to	Consolidated
	Delivery	Bio-Quant CRO	Segments	Total
Revenue	$2,550	$1,443,202	$-	$1,445,752
Cost of Services	-	1,037,232	-	1,037,232
Gross Profit	$2,550	$405,970	$-	$408,520
Costs and expenses
Research and development	426,393	-	-	426,393
General and administrative	-	576,493	1,663,043	2,239,536
Loss from operations	$(423,843)	$(170,523)	$(1,663,043)	$(2,257,409)

Total Assets	$-	$15,097,452	$7,194,043	$22,291,495

Capital Expenditures	$-	$80,741	$1,804	$82,545

17.	Stockholder Rights Plan

On March 24, 2011, pursuant to the Company’s shareholders rights plan (the “Plan”) the Company declared a dividend distribution of one preferred share purchase Right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on April 1, 2011.  Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock.

Under the Plan, the rights generally will become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company's common stock in a transaction not approved by the Company's Board. In that situation, each holder of a right (other than the acquiring person) will be entitled to purchase, at the then-current exercise price, additional shares of common stock having a value of twice the exercise price of the right. In addition, if the Company is acquired in a merger or other business combination after an unapproved party acquires more than 15% of the Company's common stock, each holder of the right would then be entitled to purchase at the then-current exercise price, shares of the acquiring company's stock, having a value of twice the exercise price of the right.

The Board may redeem the rights for a nominal amount at any time before an event that causes the rights to become exercisable. The rights will expire on April 1, 2021.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 10, 2011. This report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

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

Corporate History

We are a Nevada corporation and have been in existence since 1987.  On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.”  We have operated in the pharmaceutical industry since 1995, focusing primarily on research and development in the area of drug delivery.  Our proprietary drug delivery technology is called NexACT®.

On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotechnology contract research organization (CRO) based in San Diego, California and one of the industry's most experienced CROs for non-GLP (good laboratory practices) contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has clients world-wide and performs hundreds of studies a year in pharmacology, pharmacokinetics (PK) and toxicology to support pre-investigational new drug (“IND”) enabling packages. Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.

As a result of our acquisition of Bio-Quant, we now have two operating segments: designing and developing pharmaceutical products (“The NexACT®  drug delivery technology business”) and providing pre-clinical CRO services (“The Bio-Quant CRO business”).  The sales of diagnostic kits by Bio-Quant does not constitute a reporting segment at this time as the assets and revenues are not material in relation to our operations as a whole, but the results of that business segment are included in the Bio-Quant CRO business discussion.

Growth Strategy

We are currently focusing our efforts on commercializing and developing new and patented pharmaceutical products mostly based on our patented drug delivery technology known as NexACT®. Our strategy is to continue to develop new applications of NexACT® to attract commercial and development partners to license both our NexACT® technology and pipeline products.

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

NexACT® as Licensing Platform. In addition to seeking to monetize our existing pipeline, we are seeking to derive value from our NexACT® technology platform as a means of enhancing the delivery of other companies’ drugs and drug candidates. NexACT® can be used to deliver drugs through different methods of administration and can be used as a means to enhance the bioavailability of drugs. To help accelerate the licensing of our NexACT® technology, we are using our Bio-Quant business to conduct pre-clinical proof-of-concept studies on other companies’ compounds to provide data on how NexACT® may be of value to these clients. Moreover, we believe that we can enhance our business development efforts by offering potential partners clearly defined regulatory paths for our products under development. Towards that end, we will continue to work closely with our regulatory and clinical consultants, and meet with the FDA in order to obtain Special Protocol Assessments, or SPAs, for our planned clinical studies. When the FDA grants an SPA for a study, the FDA generally cannot change the clinical endpoints at a later date.

NexACT® Drug Delivery Technology

The NexACT® drug delivery technology is designed to enhance the delivery of an active drug to the patient. Successful application of the NexACT® technology could improve therapeutic outcomes and reduce systemic side effects that often accompany existing oral and injectable medications. Prior to the acquisition of Bio-Quant, we invested approximately $185 million on the development of the NexACT® technology using a variety of compatible drug compounds and delivery systems.  With Bio-Quant’s expertise, we have increased our research and development efficiency resulting in new uses of our delivery technology.

Through the acquisition of Bio-Quant we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology® and metabolic diseases.  As a result, we are conducting additional studies to extend the validation of the NexACT® technology including the oral or subcutaneous delivery of classes of drugs for these indications.

NexACT® enables multi-route administration of active drugs across numerous therapeutic classes.  The NexACT® technology has been tested in human clinical trials as a means of transdermal delivery of drugs (through the skin) and has been shown in pre-clinical animal studies to serve as an effective vehicle for the delivery of a wide range of drugs and drug classes, including small molecules, peptides, proteins and antibodies, via the following routes of administration:

- Transdermal (topical)	- Rectal
- Oral	- Buccal (absorbed in the mouth)
- Subcutaneous	-Intravenous

NexACT® is based on proprietary permeation enhancers that are biodegradable and biocompatible, and that mimic the composition of human skin.  NexACT® enables the rapid absorption of high concentrations of a drug directly at the target site or systemically into the blood stream.  NexACT® has been tested in human clinical trials in over 5,000 patients involving three different investigational drugs: Vitaros®, Femprox® and MycoVa™.  In these clinical trials, NexACT® demonstrated a very favorable safety profile, with minimal serious adverse effects that were attributed to the drug candidates.

Product Candidate Pipeline

We currently have a total of 13 research and development programs in the areas of sexual dysfunction, oncology, dermatology, autoimmune, pain, anti-infectives, diabetes and cosmeceuticals.  Each of these programs and their stage of development is listed below.  Except for Vitaros® for erectile dysfunction in Canada, none of the drug candidates being studied in these programs have been approved for marketing and we currently have no ongoing human clinical trials.”

Vitaros® Erectile Dysfunction Treatment

We have one current product, Vitaros® for erectile dysfunction, which is approved for marketing and sale in a country (Canada).  It is a topical alprostadil-based cream treatment intended for patients with erectile dysfunction.

In Canada, we filed the New Drug Submission (“NDS”) for Vitaros® in February 2008.  On November 15, 2010, we announced that Health Canada had granted marketing approval for Vitaros® as a first-line therapy for erectile dysfunction.  We are actively engaged in late stage discussions with commercialization partners in Canada.  We expect to sign a commercialization partnership in that country during the second half of 2011.

In the United States, our NDA was filed and accepted for review by the FDA in September and November 2007, respectively.  On July 21, 2008, we received a “not approvable action letter” (the “Action Letter”) from the FDA in response to our NDA.  The major regulatory issues raised by the FDA were related to the results of the transgenic (“TgAC”) mouse carcinogenicity study which we completed in 2002.   The TgAC concern raised by the FDA was product specific, and we believe does not affect the dermatological products in our pipeline.

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

On February 3, 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents covering Vitaros® to Warner Chilcott which terminated the previous licensing agreement with that company.  Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of an NDA approval from the FDA.  In addition, Warner Chilcott has paid us a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner Chilcott gives us the right to reference their work on Vitaros® in our future filings outside the U.S., which may benefit us in international partnering opportunities because the additional data may further validate the safety of the product and enhance its potential value.  While Warner Chilcott is not obligated by the purchase agreement to continue with the development of Vitaros® and the filing of the NDA, as of the date of this report, Warner Chilcott submitted the CAC assessment package to the FDA during the 4th quarter of 2009.  Based on previous discussion with the FDA, Warner Chilcott had expected them to make their decision during the first quarter of 2010.  However, as of the date of this report, we have nothing new to report.

In December 2010 we announced that we appointed the Therapex Division of E-Z-EM Canada, Inc., a wholly-owned subsidiary of Bracco Pharma in Italy (“Therapex”), as a manufacturer for Vitaros®.  Therapex was named by us as the designated manufacturer when we file for marketing approval in Europe for Vitaros® in April 2011. The Company intends to move forward with production of Vitaros® in parallel to ongoing partnering discussions in Europe and Canada, in order to accelerate the planned commercial launch of the drug.

In December 2010, we entered into an exclusive license agreement with Bracco SpA (“Bracco”) for Vitaros®   for erectile dysfunction (“Bracco License Agreement”).  Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros for erectile dysfunction under the Bracco trademark, and we will receive €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, we will receive royalties based on Bracco's sales of the product.  The €750,000 up-front payment was paid in April 2011 and will begin to be recognized as revenue in the second quarter of 2011 pursuant to the terms of the licensing agreement.

In April 2011, we filed a marketing application in Europe for Vitaros®.   If it is approved by the various European regulatory authorities, it would give us the right to sell Vitaros® in multiple chosen countries in the European Union. Under a European system called the “Decentralized Procedure” (“DCP”), a company files its application for marketing approval of a drug in just one European country, which is designated the Reference Member State (“RMS”). The Company has chosen The Netherlands as its RMS. The RMS then evaluates the application and prepares an assessment report that is submitted to other chosen European Union countries for their consideration and approval. The entire process takes approximately 240 days. One of the major advantages of the DCP is that a company may receive identical marketing authorizations for its product in multiple chosen European Member countries at the same time.

We continue to be in active discussions with commercial partners for other European territories and expect to sign additional commercialization partnerships throughout 2011.  There is no assurance of the timing or success of completing additional licensing agreements or obtaining regulatory approval in Europe.

           On January 3, 2011, we entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize our Vitaros® product for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, we are entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros® for erectile dysfunction.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros® in the Elis Territory.

On February, 14,  2011 we entered into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize our Vitaros® product for erectile dysfunction and when and if available, for premature ejaculation in  Israel and the Palestinian Territories (the “Neopharm Territory”).  Under the Neopharm License Agreement, we are entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

In addition, the Company is moving forward with a room temperature dispenser for the Vitaros® product. We currently have worldwide rights including the United States for such dispenser. Based on guidance from the European Medicines and Healthcare Products Regulatory Agency, we believe that the new version of Vitaros® will not require new clinical trials and will make it easier to switch Vitaros® to over-the-counter drug. We believe that Vitaros® is currently the only drug for erectile dysfunction that has the potential of being sold over-the-counter due to its safety and fast-acting response.

MycoVa™ Anti-Fungal Treatment

We had an exclusive global licensing agreement with Novartis International Pharmaceutical Ltd. (“Novartis”) for MycoVa™, our proprietary topical nail solution for the treatment of onychomycosis (nail fungal infection). Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa™ and had assumed all further development, regulatory, manufacturing and commercialization responsibilities as well as costs. Novartis agreed to pay us up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing and $5 million in milestones in 2008.  In addition, we were eligible to receive royalties based upon the level of sales achieved.

In July 2008, Novartis completed the Phase 3 clinical trials for MycoVa™.  The Phase 3 program required for the filing of the New Drug Application (“NDA”) in the U.S. for MycoVa™ consisted of two pivotal, randomized, double-blind, placebo-controlled studies.  The parallel studies were designed to assess the efficacy, safety and tolerability of MycoVa™ in patients with mild to moderate toenail onychomycosis.  Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland.   On August 26, 2008, we announced that based on First Interpretable Results of these two Phase 3 studies, Novartis had decided not to submit the NDA at that time.

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries.  The study results as a superiority trial were insufficient to support marketing approval in Europe.  MycoVa™ did not show superiority to Loceryl® but had a much favorable profile in terms of side effects, easy of use and potential patient compliance.  As such, on July 8, 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement.  In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase 3 studies that they conducted for MycoVa™.  Loceryl® is a registered trademark of Galderma.

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

We have completed our analysis of the comparator trial conducted by Novartis as a non-inferiority trial.  The additional analysis has indicated that MycoVa™ has successfully demonstrated 'non-inferiority' for the treatment of onychomycosis compared to the current standard of care in Europe for topical therapy, Loceryl®.  In the study, 1,029 patients with mild to moderate nail fungus were given either MycoVa™ (a topical 10% terbinafine hydrogen chloride formulation) or Loceryl® (5% amorolfine nail lacquer) for 48 weeks of treatment. The primary objective endpoint was a complete cure. The secondary endpoints were killing the fungus and improving the appearance of the nail. The reanalysis of the results showed no significant difference in either the primary or secondary endpoints between MycoVa™ and Loceryl®.  We are actively exploring our options to file for marketing authorization in Canada, Europe, Middle East and Africa at this time.

In March 2011, we announced that the European Patent Office (“EPO”) will grant a patent for the company’s MycoVa™ product for treating onychomycosis. We currently hold 16 worldwide patents related to the treatment of nail fungus, with 13 worldwide patent applications pending and have patent protection for our underlying NexACT® technology used in the nail fungus treatment in Europe, and well as in a number of other countries.

PrevOnco™ Liver Cancer Treatment

As discussed in Note 12 of the consolidated financial statements, in March 2010 we acquired PrevOnco™, for the treatment of solid tumors, a third-party marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors.   Pursuant to the terms of the agreement, we agreed that we would share equally in all future payments received from potential licensing partners, after first deducting our development expenses at a 15% premium over actual costs incurred by us.  Based on in vivo mouse data from implanted human hepatocellular carcinoma cancer cells, we believe the product has demonstrated potential for treating human hepatocellular carcinoma (HCC), or liver cancer.   In addition, PrevOnco™ has received Orphan Drug Designation by the US FDA for HCC.  On March 25, 2010, we filed an IND including a proposed Phase 2 clinical protocol for PrevOnco™.

On April 26, 2010 we announced that the FDA cleared us to proceed with our proposed Phase 2 clinical study of PrevOnco™ as a first line therapy for treating HCC. Additionally, in an IND review communication, the FDA gave us the opportunity to move PrevOnco™ directly into a Phase 3 trial that would support marketing approval, subject to positive study results if used as a second line therapy.  In order to pursue this regulatory path, we formed our clinical advisory board and filed a Phase III protocol with the FDA. The study design is to use PrevOnco™ in combination with Doxorubicin as a second-line therapy for patients who have failed NEXAVAR®, the currently marketed first-line anticancer treatment in the U.S., for patients with either HCC or advanced renal cell carcinoma (cancer of the kidney).   This Special Protocol Assessment Phase 3 registration protocol for a comparator study against doxorubicin in NEXAVAR® failure would be expected to support the filing of an NDA for marketing approval in the U.S. and Europe, subject to positive data.  NEXAVAR® is marketed by Bayer HealthCare Pharmaceuticals, Inc. We are currently in discussion with the FDA on the Phase III protocol we submitted. We expect the negotiations with the FDA to take between 8-12 months.

Additionally, as discussed in Note 12 of the consolidated financial statements, we purchased pharmaceutical compositions of various novel substituted benzothiazoles and other heterocycles with demonstrated efficacy at inhibiting tumor cell growth and their method of use for treating cancer in patients (the “PrevOnco™ backup compounds”) from FasTrack Pharmaceuticals, Inc., a related party. These compounds could be used alone or in combination with other chemotherapeutic agents.  Many are as potent or more potent than lansoprazole and can be optimized further to increase their efficacy.  The advantage of using those over the known proton pump inhibitors such as lansoprazole is that we have a patent pending that would make this approach completely proprietary and extend patent life for such therapeutic application.

RayVa™ for Raynauds Syndrome

In May 2010, we announced that we obtained an IND number for RayVa™, our topical alprostadil-based treatment for Raynaud’s Syndrome, which refers to a disorder in which the fingers or toes (digits) suddenly experience decreased blood circulation, and is characterized by color changes of the skin of the digits upon exposure to cold or emotional stress. Given the disease characteristics, Raynaud’s Syndrome is an appealing product opportunity for us and one that we believe may benefit strongly from the active ingredient in RayVa™.  We met with the FDA in July 2010 to discuss the proposed regulatory path for our product.  The FDA agreed with our proposal to move the product directly into Phase 3 testing based on our work to-date with alprostadil products.  We expect to submit to the FDA an adaptive Phase 3 protocol for Special Protocol Assessment for review before the end of 2011.

           In April 2011, we filed with the FDA requesting orphan drug designation for RayVa™.   The FDA’s Orphan Drug Designation Program is designed to spur the development of drugs to treat rare medical diseases.  A company whose product is granted orphan drug status receives, among other benefits, seven years exclusive commercialization rights for the treatment of the disease and an expedited review process.

Femprox® for Female Sexual Arousal Disorder

 Our product pipeline also includes Femprox®, which is an alprostadil-based cream product intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies was significantly lower than in the U.S.  We are currently assessing whether the current clinical data is sufficient to file for market authorization is Canada, Europe, Middle East and Africa.

In March 2011, we announced the formation of a Male and Female Sexual Dysfunction Clinical Advisory Board (“Sexual Dysfunction Clinical Advisory Board”) as a first step to further the development of Femprox®. The Sexual Dysfunction Clinical Advisory Board consists of key opinion leaders, Irwin Goldstein, M.D., Jed Kaminetsky, M.D. and Ajay Nehra, M.D. and Jacques Buvat, M.D.  In May 2011, we advised the FDA that the Company intends to reactivate its IND for Femprox® in anticipation of filing a Phase III clinical protocol in 2011. The Company conducted an overseas large Phase III clinical trial for Femprox® for FSAD in ~400 women.  The trial met all of its efficacy endpoints at the high dose with statistical significance.

In addition, we are working on a number of other pre-clinical product candidates of which the material candidates are described below.

Pre-clinical Programs

Nupen™ for Post-Chemotherapy Recovery of Neutrophil

Filgrastim is a human granulocyte colony-stimulating factor (“G-CSF”)‚ produced by recombinant DNA technology. NEUPOGEN® is a registered trademark of Amgen Inc.  NEUPOGEN® has been shown to be safe and effective in accelerating the recovery of white blood cell counts following a variety of chemotherapy regimens and following bone marrow transplantation. We have developed a proprietary topical formulation of Filgrastim with NexACT® called Nupen™ for easier administration and thus better patient compliance. The Company is currently collaborating with University of California San Diego Moore Cancer Center on this project.  UCSD is responsible for covering the cost of clinical cost of the planned human trials. UCSD filed an IND for Nupen on October 14, 2010 and is awaiting CMC data before starting the enrollment of patients.

Rituxmab for Non-Hodgkins Lymphoma

Rituximab is the first FDA-approved therapeutic antibody for the treatment of cancer in the United States. It interferes with the development of cancer cells, slowing their growth and spread in the body. Currently delivered via intravenous infusion, rituximab is the active drug in Rituxan®, a CD20-directed cytolytic antibody used for the treatment of Non-Hodgkin’s Lymphoma, Chronic Lymphocytic Leukemia and Rheumatoid Arthritis. The trademark Rituximab® is held by Biogen Idec and jointly marketed with Genentech.

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

Subcutaneous Administration of Insulin and Taxol®

 In March 2010, we announced results from a pre-clinical study which successfully demonstrated the ability of the NexACT® technology to deliver insulin and other large molecule drugs such as Taxol® subcutaneously, in a depot-like fashion (or slow release) over a 24 hour period from a single injection. Taxol® is a registered trademark of Bristol-Myers Squibb Company.  Specifically, rodents that received insulin injections incorporating the NexACT® technology showed bio-equivalency to Lantus® in controlling glucose levels in the blood.  Further studies in rodents showed that NexACT® was able to deliver Taxol® subcutaneously in levels similar to those previously observed in NexACT-based oral Taxol® formulation without any apparent toxicity.  Lantus®, a product of Sanofi Aventis, is a commonly prescribed insulin injection for treating diabetes.  Additionally, we are continuing to further develop our NexACT® formulation of Taxol® in anticipation of potential human clinical trials. The Company is collaborating with UCSD Moores Cancer Center with the goal of initiating Phase I trials. Under the understanding with UCSD, Moores Cancer Center will be responsible for covering the cost of the clinical trials and filing the IND to initiate the studies and running all the analysis.

Oral Administration of Paclitaxel (Taxol®)

On January 12, 2010, we announced results from a pre-clinical study that supported the ability of the NexACT® technology to deliver an oral formulation of Taxol® (paclitaxel) and to enhance the drug’s bioavailability by approximately ten-fold through this oral administration. Taxol®, a first line chemotherapy drug used to treat breast, lung and ovarian cancers, is currently administered through an intravenous infusion that can take up to 24 hours to complete.

PsoriaVa™ for Psoriasis

PsoriaVa™ is our proprietary formulation of calcipotriene 0.005% and betamethasone dipropionate 0.064% for faster skin penetration for the potential treatment of psoriasis. Calcipotriene 0.005% and betamethasone dipropionate 0.064% is currently approved under the tradename Taclonex® and is owned by Leop Pharma. We have conducted extensive pre-clinical and long term stability studies on its formulation in anticipation of human proof of concept clinical trials.

Lidocaine for Pain

Although there are certain commercial products used for local anesthesia during medical procedures, minor surgery and before needle insertion (i.e., venipucture and catheter insertion), a slow onset of action is a major drawback of these products. Some products require occlusion and have a slow onset of action of 60 minutes or longer.

We developed a fast-acting lidocaine local anesthesia gel using the same active ingredient found in the commercial product, EMLA cream. In human skin permeation studies, the onset of our product was approximately 15 minutes as compared to 1-2 hours for a comparable commercial product. The skin permeation data compares a 2.5% lidocaine gel and the EMLA cream, which contains 2.5% lidocaine and 2.5% prilocaine.  In addition, the company initiated safety studies on its Lidocaine formulation in China. The product appears to be well tolerated and not serious adverse events were noted. We continue to run pre-clinical validation studies for inflammatory and neuropathic pain in anticipation of human proof of concept clinical trials for pain indications.

Fluorouracil (5-FU) A topical formulation for Actinic Keratosis

The Company is in the early stages of developing a topical formulation of Fluorouracil (5-FU) in combination with our NexACT® technology.

DDAIP (Collagen for Anti-Aging)

           Through the acquisition of Bio-Quant, we have expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology and metabolic diseases. As a result, we are conducting additional studies to extend the validation of the NexACT® technology including the oral or subcutaneous delivery of classes of drugs for these indications.

Bio-Quant CRO Business

Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.  Bio-Quant has clients world-wide and performs hundreds of studies a year in pharmacology, pharmacokinetics (PK) and toxicology to support pre-IND enabling packages.  Bio-Quant performs studies for its clients in the early stages of drug development and discovery.  Bio-Quant’s business consists of the following main divisions: (1) the Bio-Quant CRO business and (2) the NexACT®-related drug development business.

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

During the first quarter of 2011, approximately 16% of the pre-clinical contract services performed by Bio-Quant were in support of the expansion of the use of our NexACT® technology to multiple routes and classes of drugs. Our strategy, which started in the fourth quarter of 2010 and beyond is to continue diverting the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects so that we can generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products. We believe that if we are able to enter into such licensing agreements they would be expected to generate higher revenue and greater return for our  shareholders than we could make from the Bio-Quant CRO business. As such, we expect Bio-Quant’s revenues to remain relatively flat in 2011 and possibly decrease in future years as we continue to utilize its capacity for our own product development while still performing services for outside clients in order to generate sufficient revenues to help off-set our own internal product development work at Bio-Quant.  Additionally, Bio-Quant’s services may from time to time experience periods of increased price competition that could have a material adverse effect on its profitability and revenues.  Additionally, the CRO industry is not highly capital-intensive, and the financial costs of entry into the industry are relatively low.  Therefore, as a general matter, the industry has few barriers to entry.  Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area may compete aggressively against Bio-Quant for clients which may cause Bio-Quant to seek strategic alternatives with its competitors.

Bio-Quant has two labs and housing facilities along with an experienced scientific staff of 16 employees in San Diego, California.  Bio-Quant’s clients range from larger global pharmaceutical companies to midsize and small biotechnology companies.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through March 31, 2011, we had an accumulated deficit of $204,651,214.  Our operations have principally been financed through private placements of equity securities and debt financing.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

We currently expect to be cash flow positive from operations, which includes cash expected to be received from up-front and milestone payments from the licensing of our products and NexACT® technology, during 2011 and 2012 with the current goal of becoming profitable in 2012 as we anticipate entering into out-licensing agreements for our NexACT® technology with pharmaceutical and biotechnology companies worldwide.  We also are actively pursuing partnering opportunities for our clinical stage NexACT® based and non NexACT® based candidates in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding our current operations and long-term growth strategy.  Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as our research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.   Should we not be able to find development partners in 2011, we would require external financing to fund our operations

Our current cash reserves of approximately $8.7 million as of the date of filing this Form 10-Q, which includes the approximately $1 million received from Bracco in April 2011 pursuant to the license agreement signed in December 2010 as discussed in Note 14 of the consolidated financial statements, should provide us with sufficient cash to fund our operations into the third quarter of 2012.  This projection is based on the monthly operating expenses of maintaining our public listing, continuing our current business development and research and development efforts for our current pipeline together with maintaining Bio-Quant’s revenue at a level consistent with the first quarter of 2011.  To the extent we sign additional licensing agreements in 2011 and receive up-front and milestone payments for one or more our product pipeline candidates and/or the NexACT® technology itself, our cash reserves could provide us with sufficient cash to fund our operations into 2013.

At March 31, 2011, we had cash and cash equivalents of approximately $10.2 million as compared to $9.1 million at December 31, 2010.   During the first quarter of 2011, we received net proceeds of approximately $2.4 million as a result of the sale of our Common Stock and pursuant to a Sales Agreement as discussed in Note 11 to the consolidated financial statements.  We also received net proceeds of approximately $895,000 from the exercise of warrants.  The receipt of this cash during the first quarter of 2011 was offset by our cash used.  Our net cash outflow from operations during the first quarter was approximately $2.4 million which includes approximately $200,000 received during the quarter in up-front payments from licensing Vitaros® for erectile dysfunction as discussed in Note 14 to the consolidated financial statements.   During the quarter our Bio-Quant CRO had a net cash outflow of approximately $330,000.  We also paid out approximately $480,000 in the first quarter related to our 2010 employee bonuses, including executive officers.  Our monthly administrative overhead, including public company expenses, is approximately $155,000 per month.  Our monthly burn for our research and development and business development staff is approximately $136,000 per month.    Additionally, we spent approximately $260,000 in legal fees for maintaining and expanding our current patent estate.   We also spent approximately $217,000 for the development of our NexACT® technology and related pipeline products.  Additionally, we spent approximately $159,000 in costs to set up our manufacturing capabilities for Vitaros® in Canada at Therapex, our contract manufacturer.

Critical Accounting Estimates.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.   The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  Actual results could differ from these estimates.  There have been no material changes to our Critical Accounting Policies described in our Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

Comparison of Results of Operations Between the Three Months Ended March 31, 2011 and 2010.

Revenue.  We recorded $1,587,065 in revenue during the first quarter of 2011, as compared to $1,445,752 in revenue during the first quarter of 2010.   The increase in revenue is primarily attributable to the $200,000 in revenue recognized in 2011 as a result of the licensing deals signed in 2011 for Vitaros®  for erectile dysfunction as discussed in Note 14 of the consolidated financial statements.  The 2011 revenue attributable to the sales of CRO services by our Bio-Quant CRO was consistent with the level of revenue generated in 2010.  We will expect to continue to see this level of revenue generated on a quarterly basis from our Bio-Quant CRO in 2011.

Research and Development Expenses.  Our research and development expenses for the first quarter of 2011 and 2010 were $1,100,546 and $426,393, respectively.  Our increased research and development expenditures in 2011 is the result of our change in strategy in the fourth quarter of 2010 whereby we had begun diverting the Bio-Quant CRO’s capacity to our own technology and pipeline development projects so that we can generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products.  We expect to continue to see an increase in research and development spending in 2011 as a result of the acquisition of Bio-Quant operations and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.  We will also see an increase in research and development spending as we begin to prepare for regulatory filings around the world for Vitaros® and our other late stage products; Femprox®,   PrevOnco™,  MycoVa™ and RayVa™.

General and Administrative Expenses.  Our general and administrative expenses were $2,906,253 during the first quarter of 2011 as compared to $2,239,536 during the same period in 2010.   The increase is due to an increase in stock compensation expense of approximately $500,000 as a result of new equity grants awarded in 2011.  There were no new grants awarded during the first quarter of 2010.

Interest Expense, Net.  We had net interest expense of $97,744 during the first quarter of 2011, as compared to $6,980,047 during the same period in 2010.  The interest expense during 2010 is mainly the result of interest expense recognized on the beneficial conversion feature of the convertible mortgage notes as discussed in Notes 7 and 8 to the unaudited consolidated financial statements.  Non cash interest expense was $6,838,943 for the first quarter ended March 31, 2010.  There was no non cash interest expense during the same period in 2010.

 Net Loss.  The net loss was $3,411,006 or $0.18 per share in the first quarter of 2011 as compared to $9,237,456 or $1.25 per share during the same period in 2010.  The decrease in net loss which resulted in the net loss is primarily attributable to the decreased non-cash interest charges as discussed above.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2010.

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

There have been no material changes to the legal proceedings described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

ITEM 1A.	RISK FACTORS

The following risk factor represents the only material change to the risk factors described in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

RISKS RELATED TO OWNING OUR COMMON STOCK

The anti-takeover provisions of our stockholder rights agreement may entrench management, may delay or prevent beneficial takeover bids by third parties and may prevent or frustrate any stockholder attempt to replace or remove the current management even if the stockholders consider it beneficial to do so.

We have a stockholder rights agreement designed to protect our stockholders from coercive or unfair takeover tactics. Pursuant to the agreement, we declared a dividend of one preferred stock purchase right (a “Right”) for each share of common stock outstanding on April 1, 2011 (the “Record Date”). In addition, one Right will automatically attach to each share of common stock issued after the Record Date. Each Right entitles the holder to purchase from us 1/10,000th of a share of Series D Junior Participating Cumulative Preferred Stock, par value $0.001 per share, for $20.00. In the event any acquiring entity or group accumulates or initiates a tender offer to purchase 15% or more of our common stock, then each holder of a preferred stock purchase right, other than the acquiring entity and its affiliates, will have the right to receive, upon exercise of the Right, shares of our common stock or shares in the acquiring entity having a value equal to two times the exercise price of the Right.

The intent of the stockholder rights agreement is to protect our stockholders’ interests by encouraging anyone seeking control of our company to negotiate with our board of directors. However, our stockholder rights plan could make it more difficult for a third party to acquire us without the consent of our board of directors, even if doing so may be beneficial to our stockholders. This plan may discourage, delay or prevent a tender offer or takeover attempt, including offers or attempts that could result in a premium over the market price of our common stock. This plan could reduce the price that investors might be willing to pay for shares of our common stock in the future. Furthermore, the anti-takeover provisions of our stockholder rights agreement may entrench management and make it more difficult for stockholders to replace management even if the stockholders consider it beneficial to do so.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.	EXHIBITS

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: May 13, 2011	/s/ MARK WESTGATE
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