Form 10-Q
period 2011-06-30
APRICUS BIOSCIENCES, INC.
filed 2011-08-15
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.

(Exact Name of Issuer as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  (do not check if a smaller reporting company)  Smaller reporting company  ☒ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 9, 2011, 20,022,080 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,140,225	$9,145,683
Accounts receivable	44,867	288,778
Other receivable	-	250,000
Restricted cash	70,000	604,343
Prepaid expenses and other current assets	106,693	188,504

Total current assets	9,361,785	10,477,308

Fixed assets, net	4,457,778	5,420,939
Intangible assets, net of accumulated amortization	-	2,701,512
Accrued rental income and other assets	204,890	189,478
Debt issuance cost, net of accumulated amortization of $47,860 and $29,289	55,830	74,401

Total assets	$14,080,283	$18,863,638

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowing from banks	$-	$401,000
Accounts payable and accrued expenses	2,210,555	789,544
Payroll related liabilities	730,584	816,520
Deferred revenue	343,375	209,705
Capital lease payable - current portion	-	31,263
Deferred compensation - current portion	392,477	68,596

Total current liabilities	3,676,991	2,316,628

Long term liabilities
Convertible notes payable	4,000,000	4,000,000
Deferred revenue	67,150	72,250
Capital lease payable	-	102,211
Deferred compensation	768,882	805,788

Total liabilities	8,513,023	7,296,877

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 20,012,080 and 18,521,951 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	20,012	18,519
Additional paid-in-capital	217,992,554	212,788,450
Accumulated deficit	(212,445,306)	(201,240,208)

Total stockholders' equity	5,567,260	11,566,761

Total liabilities and stockholders' equity	$14,080,283	$18,863,638

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010

License fee revenue	$668,899	$32,550	$871,449	$35,100
Contract service revenue	926,253	1,438,377	2,310,768	2,881,579
Total revenue	1,595,152	1,470,927	3,182,217	2,916,679
Cost of services	1,006,225	1,021,951	2,011,233	2,059,183
Gross profit	588,927	448,976	1,170,984	857,496

Costs and expenses
Research and development	1,971,832	477,566	3,072,378	903,959
General and administrative	3,687,041	2,640,400	6,593,294	4,879,936
Loss on sale of Bio-Quant subsidiary	2,759,920	-	2,759,920	-
Total costs and expenses	8,418,793	3,117,966	12,425,592	5,783,895

Loss from operations	(7,829,866)	(2,668,990)	(11,254,608)	(4,926,399)

Other income (expense)
Interest expense, net	(75,708)	(1,609,657)	(173,452)	(8,589,704)
Rental income	111,482	-	222,962	-
Total other income (expense)	35,774	(1,609,657)	49,510	(8,589,704)

Net Loss	$(7,794,092)	$(4,278,647)	$(11,205,098)	$(13,516,103)

Basic and diluted loss per common share	$(0.39)	$(0.47)	$(0.58)	$(1.64)

Weighted average common shares outstanding
used for basic and diluted loss per share	19,817,009	9,140,451	19,475,598	8,264,515

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2010	18,521,951	$18,519	$212,788,450	$(201,240,208)	$11,566,761

Issuance of stock and compensation expense for employees	209,138	209	1,037,086	-	1,037,295
Issuance of compensatory stock to the board of directors	25,193	26	108,412	-	108,438
Issuance of common stock, net of offering costs	674,466	676	2,740,727	-	2,741,403
Issuance of common stock upon exercise of warrants	581,332	582	1,317,879	-	1,318,461
Net loss	-	-	-	(11,205,098)	(11,205,098)

Balance at June 30, 2011	20,012,080	$20,012	$217,992,554	$(212,445,306)	$5,567,260

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2011	2010
Cash flows from operating activities
Net loss	$(11,205,098)	$(13,516,103)
Adjustments to reconcile net loss to net cash used in operating activities
Reserve for related party note receivable	275,990	-
Depreciation and amortization	417,477	471,398
Non-cash interest, amortization of beneficial conversion feature and
deferred financing costs	18,571	8,716,575
Non-cash write off of deferred revenue	133,670
Non-cash compensation expense	1,145,733	1,194,927
Loss on disposal of fixed assets	920	312
Non-cash loss on sale of Bio-Quant subsidiary	2,759,920	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	44,675	67,182
Decrease (increase) in other receivable	(25,990)	437,794
Decrease in due from related party	-	204,896
Increase (decrease) in prepaid expenses and other assets	79,550	(117,061)
Increase (decrease) in accrued rental income and other assets	(17,984)	-
Increase (decrease) in accounts payable
and accrued expenses	1,628,934	(120,122)
Increase (decrease) in payroll related liabilities	(45,013)	138,124
Decrease in due to related party	-	(99,682)
Decrease (increase) in deferred compensation	286,975	(27,496)
Increase (decrease) in deferred revenue	(5,100)	(16,107)
Net cash used in operating activities	(4,506,770)	(2,665,363)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	1,142
Capital expenditures	(176,710)	(296,856)
Release (deposit) of restricted cash	534,343	(603,000)
Net cash provided by (used in) investing activities	357,633	(898,714)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	2,300,000
Proceeds from exercise of warrants	1,318,461	-
Issuance of common stock, net of offering costs	2,741,403	3,306,296
Proceeds from issuance of convertible notes payable, net of debt issue costs	-	3,896,310
Repayment of short-term borrowing	(401,000)	401,000
Repayment of convertible notes payable	-	(2,592,012)
Repayment of capital lease obligations	(15,204)	(12,310)
Proceeds from sale of Bio-Quant subsidiary	500,019	-
Net cash provided by financing activities	4,143,679	7,299,284

Net increase (decrease) in cash and cash equivalents	(5,458)	3,735,207

Cash and cash equivalents, beginning of period	$9,145,683	$479,888

Cash and cash equivalents, end of period	$9,140,225	$4,215,095

Cash paid for interest	$174,422	$67,762

Supplemental Information:
Issuance of common stock in payment of convertible notes payable	$-	$397,888
Issuance of common stock in payment of notes payable to former Bio-Quant shareholders	$-	$12,129,010
Sales of investment in consolidated subsidiary:
Accounts Receivable	$199,236	$-
Prepaid expenses and other current assets	$4,833	$-
Equipment and leasehold improvements, net	$780,983	$-
Intangible assets, net	$2,642,003	$-
Accounts Payable	$(207,923)	$-
Payroll related liabilities	$(40,923)	$-
Capital lease payable	$(118,270)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Unaudited
Consolidated Financial Statements

1.           BASIS OF PRESENTATION

Apricus Biosciences, Inc. (formerly NexMed, Inc.) and subsidiaries (the “Company” or “our” or “we”) was incorporated in Nevada in 1987.  On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” The Company has historically focused its efforts on drug development using its patented drug delivery technology known as NexACT®.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying consolidated financial statements. The unaudited consolidated financial statements and statements of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2010. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, stock-based compensation and commitments and contingencies.  The Company’s actual results may differ from these estimates under different assumptions or conditions.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company and Bio-Quant.

Since that time, the Bio-Quant CRO allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal research capabilities of the CRO. The Company used the Bio-Quant resources to advance its product candidates and expand the uses and routes of its NexACT® delivery technology. As a result of this internal research focus, the cash flow generating capabilities of the CRO diminished over time since the Company was using the capabilities and resources of Bio-Quant for internal development activities rather than for external customer growth. In connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write off the entire value of goodwill from this acquisition. During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations. Based on the change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with Samm Solutions, Inc. doing business as BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant, Inc., which was one of the Company’s wholly owned subsidiaries (see Note 3).

Through June 30, 2011, the date of the sale of Bio-Quant, the Company operated in two segments – designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.  For periods subsequent to June 30, 2011 the Company will operate in one segment designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc.

The Company is focusing its efforts on new and patented pharmaceutical products and product candidates based on our patented drug delivery technology known as NexACT®.   The Company continues with its efforts to expand the uses of the  NexACT®  technology into the oral, subcutaneous, ocular and rectal delivery of multi-classes of drugs for these and other indications.  The Company is also seeking commercialization partnerships for its product, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction (“ED”) and its additional existing clinical and pre-clinical pipeline of product candidates such as  Femprox® for female sexual arousal disorder, MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), RayVa™ for Raynaud’s Syndrome and PrevOnco™ for liver cancer and is enhancing its business development efforts by offering potential partners clearly defined regulatory paths for our products and product candidates under development.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of approximately $212.4 million at June 30, 2011 and recorded a net loss of approximately $11.2  million for the six months ended June 30, 2011 and has principally been financed through private placements of equity securities,  debt financing and up-front payments received from commercial partners for its products under development.

The Company’s cash reserves of approximately $9.1 million at June 30, 2011, are expected to provide us with sufficient cash to fund our operations into the second half of 2012.  This projection is based on the monthly operating expenses of maintaining our public listing, continuing essential business development and research and development efforts for our current pipeline together with the receipt of multiple licensing payments from commercial partners and from possible future cash earn-out revenues resulting from the sale of Bio-Quant.  To the extent we sign additional licensing agreements in 2011 or 2012 and receive up-front and milestone payments for one or more of our product pipeline candidates and/or the NexACT® technology itself, we expect that our cash reserves plus those payments should provide us with sufficient cash to fund our operations well into 2013. A change in any of these assumptions or any unexpected expenses, may change these projected cash reserve amounts and/or timelines.

The Company currently expects that it will be cash flow positive from operations, which includes cash expected to be received from up-front and milestone payments from the licensing of its products and NexACT® technology, during 2011 as the Company plans to enter into out-licensing agreements for its NexACT® technology with pharmaceutical and biotechnology companies worldwide. The Company’s cash flow positive guidance assumes the Company does not commence any clinical trials, which would be expected to increase our expenses significantly.  At the same time, the Company is actively pursuing partnering opportunities for its approved and clinical stage NexACT® based candidates in the areas of sexual dysfunction, oncology, inflammation, dermatology, pain and autoimmune diseases. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding the Company’s long-term growth strategy.  To that end, as discussed in Note 15, the Company, in December 2010, entered into a licensing agreement with Bracco SpA (“Bracco”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”) for sale in Italy and in January 2011, and the Company entered into exclusive license agreement with Elis Pharmaceuticals Ltd. (“Elis”) and Neopharm Group (“Neopharm”) for Vitaros®.  Under the terms of the Elis License Agreement, Elis has been granted exclusive rights in United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen and under the terms of the Neopharm License Agreement, Neopharm has been granted exclusive rights in Israel and the Palestinian Territories of the Gaza Strip and the West Bank to commercialize and market Vitaros®. The Company continues to be active in discussions with other potential commercial partners for other territories. In April 2011, we filed a marketing application in Europe for approval of Vitaros® as a treatment for patients with ED. In addition, the Company expects revenues from the sale of Vitaros® in the approved territory(ies) which would also increase its cash position.

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company evaluated their business relationships to identify potential variable interest entities and have concluded that consolidation of such entities is not required for the periods presented. On a quarterly basis, the Company will continue to reassess our involvement with variable interest entities.

In April 2010, the FASB issued ASU No. 2010-17, Topic 605 - Revenue Recognition - Milestone Method (“USA 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years. The Company has adopted ASU 2010-17 effective as of the first quarter of fiscal 2011. This ASU did not have any impact on the Company’s consolidated financial statements upon adoption.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company has adopted ASU 2010-28 effective as of the first quarter of fiscal 2011. This ASU did not have any impact on the Company’s consolidated financial statements upon adoption.

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers ( “ASU 2010-27”) which provides guidance on how to recognize and classify the fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (together, the “Acts”). The Acts impose an annual fee for each calendar year beginning on or after January 1, 2011 payable by branded prescription drug manufacturers and importers on branded prescription drugs. The liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. As the Company does not currently have a commercial product, the effect of this guidance will be limited to future transactions.

 2.           ACQUISITION OF BIO-QUANT

In connection with the Company’s acquisition of Bio-Quant, which was consummated on December 14, 2009 (the “Effective Time”), each outstanding share of common stock of Bio-Quant was canceled and converted into the right to receive 60.93 shares of common stock, par value $0.001 per share, of the Company (the “Apricus Shares”), as well as a promissory note (each, a “Note”) in the original principal amount of $2,771.37.   In connection with the closing of the Merger, the Company issued an aggregate of 266,667 Apricus Shares and Notes in the aggregate original principal amount of $12,129,010 to the shareholders of Bio-Quant.

The Notes accrued interest at a rate of 10% per annum through their repayment, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in Apricus Shares, which would be valued for purposes of conversion at the fixed price of $2.52 per share.  The Merger Agreement provides that if the Company repaid the Notes in Apricus Shares, the total number of Apricus Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding Apricus Shares at the Effective Time unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Capital Market.  The Company received stockholder approval at its May 24, 2010 meeting for the potential issuance of shares in full repayment of the remaining amounts owed under the Notes, and, on June 21, 2010, the Company repaid the remaining outstanding principal and interest accrued under the Notes in Apricus Shares.

Intangible assets acquired from Bio-Quant of $4,160,000 consisted primarily of developed Know-How and the Bio-Quant Trade Name. Developed Know-How related to Bio-Quant’s pre-clinical service expertise including, but not limited to, its extensive inventory of internally developed cell lines. The Bio-Quant Trade Name represents future revenue attributable to the reputation and name recognition of Bio-Quant within the pharmaceutical industry where Bio-Quant is a known expert in pre-clinical services. (See Note 3 and Note 7 for the sale of Bio-Quant and the write-off of these intangibles).

At the time of acquisition, Bio-Quant was a revenue generating, cash flow positive CRO.  Bio-Quant was expected to continue its revenue growth and cash generating CRO business.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consisted largely of the ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.  As discussed in Note 1, the Company shifted the focus of the Bio-Quant CRO from growing revenues and generating increased positive cash flow to largely supporting the Company’s research and development business segment which designs and develops pharmaceutical drug candidates. The Bio-Quant CRO allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal capabilities of the CRO. However, as a result of this internal research focus the cash flow generating capabilities of the CRO diminished over time and in connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write off the entire value of goodwill from this acquisition. During 2011, the Company, considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations. Based on this change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox to sell all of the outstanding capital stock of Bio-Quant. (See Note 3).

3.           SALE OF BIO-QUANT

The Company sold all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly owned subsidiaries, to BioTox on June 30, 2011.   The Company received $500,019 at closing as an initial payment and will be entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s CRO services business.  Over the ten-year term of the earn-out, the Company will be entitled to receive a minimum of $4,500,000 with the right to receive amounts in excess of this, depending on the gross revenue of BioTox over this ten-year period.  The earn-out obligations are secured with a first priority lien on all the assets of Bio-Quant as well as the assets of BioTox for a certain period of time. After the sale, the Company does not beneficially own any equity shares in Bio-Quant or BioTox.  The Company evaluated the sale of Bio-Quant in accordance with ASC Topic 205-20, Discontinued Operations. The Company does not expect to recognize continuing direct cash flows from Bio-Quant after the sale.  However, the transaction is structured with a low down payment and a payment stream over 10 years that is contingent on the operational success of BioTox. This payment structure was negotiated as a means to improve the likely cash available for investment in the growth of the business, which was expected to have the effect of  encouraging higher revenues for BioTox and potentially greater earn-out payments to the Company over the ten year earn-out period.  The Company does not have any vote or influence on the execution of the operations but retains a significant amount of collection risk depending on the operational success of the disposed CRO business.  This continued exposure to the operating risk of BioTox and the extended post sale earn-out period indicates future continuing involvement in the continuing operations of the CRO. As such, the Company determined that it would not be appropriate to classify the sale of Bio-Quant as a discontinued operation in the consolidated financial statements.

The Company also considered whether BioTox should be consolidated as a Variable Interest Entity (“VIE”) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that BioTox is a VIE because it could potentially lack sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company determined that it does not have the power to direct the activities of BioTox, nor does it have the obligation to absorb additional losses and it will not participate in any residual revenues thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of the Buyer.

The estimated fair value of the earn-out payments expected to be received over the next ten years is approximately $2.3, million which represents the minimum payments of $4,500,000 discounted at 13.0% over the ten-year period.   This receivable is carried on the Company’s balance sheet as of June 30, 2011 at $0 due to a reserve of $2.3 million established at June 30, 2011, based on the length of time over which the payments will be received and lack of measurable external inputs available to determine the fair value of the minimum earn-out amounts due. This reserve increases the loss on sale of the Bio-Quant subsidiary and is not reflected as a bad debt expense. In the event that actual future cash receipts from BioTox differ from our estimates or we adjust our estimates in future periods, our financial position and results of operations could be materially impacted.

The following represents proforma results for the six months ended June 30, 2011 and 2010, respectively, as if the transaction had occurred on January 1, 2010.

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2011
Pro forma financial results	(Unaudited)
	As Reported	Bio-Quant	Adjusted
Total revenue	$3,182,217	$2,094,041	$1,088,176
Net loss	$(11,205,098)	$(2,946,748)	$(8,258,350)
Basic and diluted loss per share	$(0.58)	$(0.15)	$(0.42)
Weighted average common shares outstanding
used for basic and diluted loss per share	19,475,598	19,475,598	19,475,598

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2010
Pro forma financial results	(Unaudited)
	As Reported	Bio-Quant	Adjusted
Total revenue	$2,916,679	$2,560,266	$356,413
Net loss	$(13,516,103)	$(52,499)	$(13,463,604)
Basic and diluted loss per share	$(1.64)	$(0.01)	$(1.63)
Weighted average common shares outstanding
used for basic and diluted loss per share	8,264,515	8,264,515	8,264,515

The unaudited proforma condensed financial information may not necessarily be indicative of the results of operations that would have been achieved if the sale of the subsidiary had occurred at that time. The proforma adjustments are based on certain assumptions that the Company believes are reasonable under the circumstances.

4.           ACCOUNTING FOR STOCK-BASED COMPENSATION

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

In December 1996, the Company adopted the Stock Option and Long-Term Incentive Compensation Plan (the “Incentive Plan”) and the Recognition and Retention Stock Incentive Plan (the “Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  In June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”).  A total of 200,000 shares were initially reserved for the issuance under the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 meeting to add an additional 1,000,000 shares to the 2006 Plan. The Company received stockholder approval at its May 16, 2011 meeting to increase the number of shares reserved for the 2006 Plan by 2,500,000 to 3,833,333. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $1.69 to $48.75.  The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at June 30, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.69 - 5.36	870,000	9.6 years	$4.36	$-	109,990	$4.01	$85,391
8.25 - 48.75	46,818	4.4 years	14.61	-	46,818	14.61	-

	916,818	9.3 years	$4.88	$-	156,808	$7.18	$85,391

A summary of stock option activity is as follows:

			Weighted
		Weighted Average	Average Remaining		Total Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding at December 31, 2010	107,604	$10.37	5.8	years
Granted	842,500	$4.44
Exercised	-
Cancelled	(33,286)	$11.50
Outstanding at June 30, 2011	916,818	$4.88	9.3	years	$0

Vested or expected to vest at
June 30, 2011	892,431	$4.88	9.3	years	$0

Exercisable at June 30, 2011	156,808	$7.18	7.5	years	$0

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

Total unrecognized compensation cost related to unvested stock options as of June 30, 2011 was approximately $3.1 million.  That cost is expected to be recognized over 3 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.  As of June 30, 2011, there was approximately $839,000 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over 3 years.

During 2011, the Board of Directors awarded Dr. Bassam Damaj, the Company’s current Chairman, President and Chief Executive Officer an option (the “Option”) to purchase up to 300,000 shares of common stock of the Company.  The exercise price of the Option is equal to $3.89 per share, the fair market value of the Company’s common stock on the date of grant (January 31, 2011).  The Options become exercisable over a period of three years, with one-third of the Options vesting immediately upon the date of grant and the remaining two-thirds vesting quarterly over the two-year period beginning on the first anniversary of the date of grant. The expense related to this Option grant will be recorded in 2011, 2012 and 2013 based on the vesting period.   As a result of this Option grant, the Company recognized approximately $429,000 as compensation expense during the six months ended June 30, 2011.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Unaudited Consolidated Statements of Operations:

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010

Research and development	$110,783	$10,284	$136,420	$10,284
General and administrative	415,557	1,040,090	1,009,313	1,184,643

Stock-based compensation expense	$526,340	$1,050,374	$1,145,733	$1,194,927

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

 5.           WARRANTS

A summary of warrant activity for the six month period ended June 30, 2011 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2010	1,675,658	$3.72	4.28 years
Issued	-
Exercised	(581,332)	$2.27
Cancelled	(16,684)	$17.25
Outstanding at June 30, 2011	1,077,642	$4.29	3.54 years

Exercisable at June 30, 2011	922,043	$4.63	3.46 years

6.           LOSS PER SHARE

At June 30, 2011 and 2010, respectively, options to acquire 916,818 and 156,771 shares of Common Stock, warrants to acquire 1,077,642 and 250,895 shares of Common Stock and convertible securities convertible into 636,257 and 466,200 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three and six months ended June 30, 2011 and 2010 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2011	2010	2011	2010

Net loss	$(7,794,092)	$(4,278,647)	$(11,205,098)	$(13,516,103)
Weighted average common shares outstanding
used for basic and diluted loss per share	19,817,009	9,140,451	19,475,598	8,264,515

Basic and diluted loss per common share	$(0.39)	$(0.47)	$(0.58)	$(1.64)

7.           INTANGIBLE ASSETS

The intangible assets of the Company at December 31, 2010 and through June 30, 2011 consisted of Know-How and Trade Name related to the Bio-Quant CRO segment. On June 30, 2011, the Bio-Quant business was sold to BioTox and the intangibles associated with the business were removed from the consolidated accounts of the Company. During 2010 and for the first half of 2011, the Company amortized Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $59,509 and $179,924 for the six months ended June 30, 2011 and 2010, respectively.  During 2010, the Company took an impairment charge of $1,083,646 to write down the fair value of Know-How to $1,637,000.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010.  Rather than serve the greater CRO market, Bio-Quant was primarily performing internal CRO services for the Company’s own pharmaceutical product development segment (NexMed USA).  As such, the ongoing revenue, profits and cash flows for Bio-Quant were significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

8.           CONVERTIBLE NOTES PAYABLE

2010 Convertible Notes

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4 million. The 2010 Convertible Notes are secured by a first priority mortgage on the Company’s facility in East Windsor, New Jersey and are due on December 31, 2012.  The proceeds were used to repay the 2008 Convertible Notes (see below) then outstanding in the aggregate sum of $2.6 million.  As such, the Company received approximately $1.4 million in net proceeds from the issuance of the 2010 Convertible Notes.

The 2010 Convertible Notes are, at the holders’ option,  payable in cash at maturity on December 31, 2012 or convertible at any time into shares of Common Stock at a current conversion price of $6.29 per share (with an initial conversion price of $8.70 per share) (the “conversion price”), which price is subject to adjustment upon certain dilutive issuances of common stock.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The conversion price at June 30, 2011 was $6.29 per share which represents an adjusted price from $8.70 at issuance due to certain dilutive equity financings since the issuance of the notes. At June 30, 2011, the conversion price was above the current market price of the Common Stock.

Conversion of 2008 convertible notes during 2010

On January 26, 2010, the Company agreed to convert $397,988 of the then outstanding 2008 Convertible Notes into Common Stock at a price of $7.50 per share.  As such, the Company issued 53,333 shares of Common Stock to the note holders in repayment of such $397,988 principal amount plus interest.

The remaining balance outstanding on the remaining 2008 Convertible Notes of $2,592,012 was repaid in full on March 15, 2010 with the proceeds received from the 2010 Convertible Notes.

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the various adjusted conversion prices in 2009 and 2010.  Non-cash interest expense recognized for these conversions was $1,200,000 during the six months ended June 30, 2010.

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

The Company recognized a beneficial conversion charge for the differential between the original conversion rate of $2.52 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such the beneficial conversion charge non-cash interest expense recognized with respect to the Notes for the  three and six months ended June 30, 2010 was $1,627,101and $6,139,741, respectively.

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

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 415,504 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $5.40 to $6.00 per share and the market price of the Company’s Common Stock at the time of repayment.  The Company has recorded a beneficial conversion charge to interest expense of $0 and $660,819 during the three and six months ended June 30, 2010, respectively, as a result of the conversion.

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

On April 12, 2010, Bio-Quant entered into a Loan and Security Agreement with Torrey Pines Bank for a revolving line of credit (“TP Credit Line”) in the amount of $250,000.  The TP Credit Line was secured by a $278,824 cash deposit from the Company which is included in restricted cash on the accompanying consolidated balance sheet at December 31, 2010.  The TP Credit Line bore interest at the rate of 2.6% per annum and expired on April 12, 2011 and was repaid in full at that time.

11.           DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of June 30, 2011, the Company has a discounted accrued balance of approximately $839,500 included in deferred compensation. The remaining amounts accrued in Deferred Compensation also relate to severance amounts due to former employees of the Company.

12.           COMMON STOCK TRANSACTIONS

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  During the six months ended June 30, 2011, the Company had sold an aggregate of 674,466 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.26 per share, resulting in offering proceeds of approximately $2.7 million, net of sales commissions.

During 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commissions.

13.           RELATED PARTY TRANSACTIONS

Approximately 63% of the Bio-Quant notes payable described in Note 8 were held by executives of the Company.

FasTrack Pharmaceuticals, Inc. (“FasTrack”) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008 and in 2009 Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services.   FasTrack subsequently acquired Sorrento’s assets and liabilities in March 2011.  FasTrack is a privately-held, development stage company of whom two executive officers and one director of the Company are minority shareholders.

On April 4, 2011 the Company and FasTrack entered  into an Asset Purchase Agreement, pursuant to which FasTrack sold to the Company all the rights it had in certain back-up compounds for PrevOnco™. PrevOnco™ for the treatment of solid tumors, contains a marketed anti-ulcer compound, lansoprazole that could be used alone or in combination with other chemotherapeutic agents.  The Company believes PrevOnco™ can be optimized further to increase its efficacy in combination with our NexAct® technology.

In exchange for the PrevOnco™ back up compound portfolio, the Company loaned FasTrack $250,000 in the form of a secured convertible note and restructured the existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $224,520. The notes are due on April 4, 2013 and bear interest at the rate of prime plus 1% (currently 4.25%).  The notes automatically convert to common stock of FasTrack if, prior to the maturity date,  FasTrack completes a material round of financing, or closes a merger or acquisition transaction (“M&A event”), or completes a public offering at an offering price equal to the financing or M&A value at that time discounted by 10%.

In addition and separately, the Company granted FasTrack an option to enter into a license to the Company’s NexACT® permeation enhancer for the combination of two to-be-determined specific drugs chosen by FasTrack and agreed to by the Company. It is understood that these to-be-determined products would be outside of the Company’s core focus and expertise and it is expected that these drugs would not be candidates that the Company would likely pursue on its own. Under the terms of the license, the Company would receive $500,000 in cash, plus milestones of more than $5,000,000 per compound, and product sales royalties following the exercise of the license option by FasTrack.

The Company considered whether FasTrack should be consolidated as a Variable Interest Entity (VIE) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that FasTrack is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company has a variable interest in the VIE related to the convertible notes due from FasTrack even though we do not currently have a direct equity interest in FasTrack.  In the accompanying consolidated financial statements the loans and Notes are valued at a zero book value at June 30, 2011 and December 31, 2010 for accounting purposes for lack of marketability of the FasTrack entity. As a result of the notes being carried with no value, the net impact to the consolidated financial statements in the case of a consolidation for the periods ended June 30, 2011 and 2010 would be insignificant and thus FasTrack has not been consolidated as its operations are not material to the Company.

In July 2011, FasTrack entered into a merger agreement with a publicly-traded Company, North Horizon, Inc. Under the agreement, FasTrack will become a subsidiary of North Horizon. The shareholders, noteholder, and warrantholder of FasTrack will receive in the transaction the number of shares comprising 92% of the fully-diluted shares of North Horizon. The transaction is subject to customary closing conditions. Apricus makes no representation as to the likelihood of completion of the transaction or of the value that may be associated with the interests of Apricus following the merger.

14.           INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $36 million for federal and state income tax purposes through December 31, 2010.  These carryforwards are available to offset future taxable income and expire beginning in 2014 through 2029 for federal income tax purposes.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carryforwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The Company performed a review of stock transactions for the years beginning January 1, 2008 and ending December 31, 2010 as the Company feels that was the likely period that such an ownership change likely occurred.  Based on this limited review, the Company determined that an ownership change took place in June 2010 when the Bio-Quant notes were converted to common stock as discussed in Note 8.  As a result of this ownership change, the ability to utilize the current net operating loss carryforwards generated prior to this change in ownership is limited to approximately $1.2 million per year based on our calculations at the time of the ownership change.  The Company has recorded a full valuation allowance against the deferred tax assets arising from the net operating loss carryforwards.

The Company follows the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2007 to 2009 are still open and subject to audit.  In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at June 30, 2011.

15.           LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros® - (2011 – 2010)

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“the “Bracco License Agreement”)  for its Vitaros® product for erectile dysfunction. Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.  The expected up-front payment from Bracco was received in April 2011, in the amount of USD $1,000,000, net of withholding taxes. Of this amount, approximately $669,000 was recognized as license revenue in the second quarter of 2011 in accordance with our revenue recognition criteria and the remaining amount was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe in accordance with the Bracco license agreement.

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

The Company received $203,000 in up-front payments pursuant to the Elis and Neopharm licensing agreements and has recorded the payments as license fee revenue during the six months ended June 30, 2011.

In April 2011, the Company filed a marketing application in Europe for Vitaros® for erectile dysfunction.  If it is approved by the various European regulatory authorities, it would give the Company the right to sell Vitaros® in multiple chosen countries in the European Union. Under a European system called the “Decentralized Procedure” (DCP), a company files its application for marketing approval of a drug in just one European country, which is designated the Reference Member State (RMS). The Company has chosen The Netherlands as its RMS. The RMS then evaluates the application and prepares an assessment report that is submitted to other chosen European Union countries for their consideration and approval. The entire review process on average requires approximately 240 days not including additional time associated with responses to regulatory review questions. One of the major advantages of the DCP is that a company may receive identical marketing authorizations for its product in multiple chosen European Member countries at the same time.

Vitaros® – (2009 – 2007)

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner Chilcott”) for Vitaros® for erectile dysfunction.  Under the agreement, Warner Chilcott acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.

On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros® to Warner Chilcott.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of a New Drug Application (NDA) approval for Vitaros®from the FDA.

16.           COMMITMENTS AND CONTINGENCIES

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

The Company is a party to other employment and compensatory agreements in the normal course of business and the Company is a party to numerous short-term consulting and research agreements that, generally, can be cancelled pursuant to the terms of such agreements.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

17.           SEGMENT INFORMATION

Through June 30, 2011, the Company had two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.

Segment information for the six months ended June 30, 2011 and 2010, respectively is as follows:

FOR THE SIX MONTHS
ENDED JUNE 30, 2011

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues	$871,449	$2,094,041	$216,727	$3,182,217
Operating expenses	3,072,378	3,189,553	6,163,661	12,425,592
Loss from operations	(2,200,929)	(174,099)	(8,879,580)	(11,254,608)
Net loss	(2,200,929)	(186,828)	(8,817,341)	(11,205,098)

Total assets	$-	$-	$14,080,283	$14,080,283

FOR THE SIX MONTHS
ENDED JUNE 30, 2010

	NexACT® Drug Delivery	Bio-Quant CRO	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues	$35,100	$2,560,266	$321,313	$2,916,679
Operating expenses	916,743	768,488	4,098,664	5,783,895
Loss from operations	(881,643)	(63,242)	(3,981,514)	(4,926,399)
Net loss	(881,643)	(52,499)	(12,581,961)	(13,516,103)

Total assets	$-	$15,045,423	$9,435,240	$24,480,663

18.           STOCKHOLDER RIGHTS PLAN

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 10, 2011 and our Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission on May 13, 2011. These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecast. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

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

On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotechnology contract research organization (“CRO”) based in San Diego, California and one of the industry's most experienced CROs for non-GLP (good laboratory practices) contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant has clients world-wide and performs hundreds of studies a year in pharmacology, pharmacokinetics and toxicology to support pre-investigational new drug enabling packages. Bio-Quant’s revenue to date has been derived from pre-clinical contract services, sales of diagnostic kits and housing services.

As a result of our acquisition of Bio-Quant, we had two operating segments through June 30, 2011: designing and developing pharmaceutical product candidates (“The NexACT® drug delivery technology business”) and providing pre-clinical CRO services (“The Bio-Quant CRO business”).  The sales of diagnostic kits by Bio-Quant did not constitute a reporting segment at the time as the assets and revenues are not material in relation to our operations as a whole, but the results of that business segment are included in the Bio-Quant CRO business discussion.

On June 30, 2011, the Company entered into a stock purchase agreement with Samm Solutions, Inc. doing business as BioTox Sciences (“BioTox”), a San Diego-based CRO to sell all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly owned subsidiaries.

Subsequent to June 30, 2011 we will operate in one segment and the sales of diagnostic kits whose assets and revenues are not material in relation to our operations as a whole will be included in the remaining segment designing and developing pharmaceutical products.

Growth Strategy

We are currently focusing the majority of our efforts on commercializing and developing new pharmaceutical products based on our patented drug delivery technology known as NexACT®.. Our strategy is to continue to develop new applications of NexACT® to attract commercial and development partners to license both our NexACT® technology and our pipeline of product candidates.

Develop and Monetize Pipeline.  We are seeking to derive value from our current pipeline of 13 clinical and pre-clinical candidates through out-licensing, sales and commercial partnerships.  In doing so, we are seeking to find development partners who will bear substantially all of the future costs associated with the development of these programs in exchange for granting the partners the rights to commercialize the drugs, if approved.  Each agreement with those development partners may include a combination of upfront payments, license and/or milestone fees and future royalty payments.

We currently have one drug, Vitaros® for erectile dysfunction, approved for marketing in Canada.  We have filed for marketing approval for Vitaros® for erectile dysfunction in the European Union in April 2011 through the Decentralized Procedure,  and filed in July 2011 in Switzerland.  The Company intends to file for marketing approval for Vitaros® for erectile dysfunction in Latin America and in other countries.  We currently have commercialization partners for Vitaros® for erectile dysfunction in Italy (Bracco), the Gulf countries and parts of the Middle East (Elis Pharmaceuticals) and in Israel and the Palestinian Territories (Neopharm) and are seeking commercialization partners in Canada, Europe and in other countries.

Our other four later stage product candidates are (1) Femprox® for the treatment of female sexual arousal disorder (Phase III); (2) MycoVa® for oncychomycosis excluding tinea pedis (nail fungal infection) (Phase III); (3) Prevonco™ for the treatment of solid tumors (Phase II/Phase III); and (4) RayVa™ for Raynaud’s Syndrome (Phase II/Phase III).

We intend to continue our efforts developing treatments based on the application of NexACT® technology to drugs: (1) previously approved by the FDA, (2) with proven efficacy and safety profiles, (3) with patents expiring in the near term or expired and (4) with proven market track records and potential.  Further, we have begun to develop new formulations based on the application of NexACT® technology to drug compounds in the areas of oncology, pain/inflammation, autoimmune diseases, and metabolic diseases.

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

Revenue Sources

License Revenue.  The Company entered into two license agreements for Vitaros® in the first quarter of 2011.  Pursuant to these agreements, the Company received approximately $203,000 in upfront license fees in the first quarter.  In April 2011, we received an initial license fee from Bracco in the amount of approximately $1,000,000, of which $669,000 was recognized as revenue in the second quarter of 2011.  We will continue to pursue new licenses for Vitaros, as well as the Company’s drug candidates and NexACT® platform technology.   However, the timing for these new agreements is inherently uncertain.  Additionally, the timing of milestone payments under existing license agreements is similarly uncertain and can vary significantly from quarter to quarter.  Accordingly, although we expect an overall increase in license revenue in future periods, the amount and timing of these increases is unknown at this time.

Contract Service Revenue.  During the first part of 2011, a more substantial portion of the pre-clinical contract services performed by Bio-Quant were in support of the expansion of the use of our NexACT® technology to multiple routes and classes of drugs. Our strategy, which started in the fourth quarter of 2010 had been to continue to divert the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects in order to generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products. We believe that if we are able to enter into such licensing agreements they would be expected to generate higher revenue and greater return for our shareholders than we could make from the Bio-Quant CRO business.  On June 30, 2011, we sold the Bio-Quant CRO business and subsequent to June 30, 2011, we will no longer receive or recognize contract services revenue from the CRO business. Contract service revenue from the Bio-Quant operating segment was approximately $2.0 million in the first half of 2011. The sale of the Bio-Quant business was structured with an earn-out from the buyer that could generate significant cash flows for the Company beginning in the second half of 2012.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Since the Company’s inception and through June 30, 2011, we had an accumulated deficit of approximately $212 million.  Our operations have principally been financed through private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

We currently expect to be cash flow positive from operations in 2011, which includes cash expected to be received from up-front and milestone payments from the licensing of our products and NexACT®  technology, with the current goal of becoming profitable in 2012 or 2013 as we anticipate entering into out-licensing agreements for our NexACT®  technology with pharmaceutical and biotechnology companies worldwide and start receiving royalty from sales and milestones of our approved drug Vitaros® in Canada.  We also are actively pursuing partnering opportunities for our clinical stage NexACT® based and non NexACT® based candidates in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate significant revenues for funding our current operations and long-term growth strategy.  Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as our research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.

Our current cash reserves were approximately $7.5 million as of the date of filing this Report on Form 10-Q, which includes the $1 million received from Bracco in April 2011 pursuant to the license agreement signed in December 2010 and $500,019 received from BioTox in June 2011 pursuant to the stock purchase agreement for the sale of  our wholly-owned subsidiary Bio-Quant. Our current cash needs include monthly operating expenses of maintaining our public listing and continuing our current business development and research and development efforts for our current pipeline of products.  Our business will require additional financing if we chose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. The timing of receipt of up-front and milestone payments is difficult to estimate and we will seek to obtain additional outside equity capital as necessary to support the commercial opportunities for our product portfolio. To the extent we sign licensing agreements in 2011 and 2012 for our approved Vitaros®product in larger sales territories and for other products in our pipeline and/or the NexACT® technology itself, we expect that our cash reserves could provide us with sufficient cash to fund our operations well into 2013.

At June 30, 2011, we had cash and cash equivalents of approximately $9.1 million, equivalent to the $9.1 million at December 31, 2010.   During the first half of 2011, we received net proceeds of approximately $2.7 million as a result of the sale of our Common Stock and pursuant to a Sales Agreement as discussed in Note 12 to the consolidated financial statements.  We also received net proceeds of approximately $1.3 million from the exercise of warrants and $0.5 million at June 30, 2011 from the sale of the Bio-Quant subsidiary.  The receipt of this cash during the first half of 2011 was offset by our cash used from operations.  Our net cash outflow from operations during the first half of the year was approximately $4.5 million which resulted from the increase in expenditures for research and development activities as we seek to commercialize our Vitaros® product for sale in the Canadian market and obtain market approval in other regions. During the first half of 2011, we operated our Bio-Quant CRO which contributed revenue for us, yet had a net use of cash in the first half of 2011. Our net outflows related to Bio-Quant will be eliminated with the sale of the operation on June 30, 2011 and the transaction was structured with an earn-out that allows for cash to be received by us over the next 10 years based on the success of the buyer, BioTox. Our operational structure with a minimum number of employees and limited space need allows us to closely regulate our level of expenditures and to quickly adjust our spending rates as commercial opportunities develop. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

Critical Accounting Estimates.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.   The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Our accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.  Actual results could differ from these estimates.  There have been no material changes to our Critical Accounting Policies described in our Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011.

Comparison of Results of Operations Between the Three Months Ended June 30, 2011 and 2010.

Revenue.  We recorded $1,595,152 in revenue during the second quarter of 2011, as compared to $1,470,927 in revenue during the second quarter of 2010.  The increase in revenue is primarily attributable to $669,000 in revenue recognized in 2011 as a result of the licensing agreements signed in 2010 for Vitaros® for erectile dysfunction.  The 2011 revenue attributable to the sales of CRO services by Bio-Quant was approximately $500,000 less than the second quarter in 2010.  The decrease in revenue is the result of our change in strategy in 2010 to divert Bio-Quant’s capacity to our own technology and pipeline development projects.  On June 30, 2011, we sold Bio-Quant to BioTox.  As a result of the sale we will no longer be recognizing revenues related to Bio-Quant’s CRO business in subsequent periods.

Research and Development Expenses.  Our research and development expenses were $1,971,832 during the second quarter of 2011 as compared to $477,566 during the same period in 2010.  Our increased research and development expenditures in the second quarter of 2011 is the result of manufacturing activities and expenses related to regulatory filings in Europe for Vitaros ® as a treatment for patients with erectile dysfunction.  We expect to continue to see an increase in research and development spending in 2011 as a result of the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.  We will also see an increase in research and development spending as we begin to prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates; Femprox®,   PrevOnco™, MycoVa™ and RayVa™.

General and Administrative Expenses.  Our general and administrative expenses were $3,687,041 during the second quarter of 2011 as compared to $2,640,400 during the same period in 2010.   The increase is due primarily to increased expenses for severance charges, investor relations activities initiated in the second half of 2010, increased travel related to licensing activities and facilities expense resulting from an expansion of the CRO facility. These increases were partially offset by a decrease in non-cash stock compensation expense of approximately $550,000.

Loss on sale of Bio-Quant subsidiary.  On June 30, 2011 we sold Bio-Quant to BioTox and incurred a non cash loss of $2,759,920 during the second quarter of 2011. The loss is primarily due to the sale of the remaining balance of Bio-Quant Know-How and Bio-Quant trade name in the amount of approximately $2,642,000, net of amortization.  In addition to the intangible assets, we sold net assets of approximately $985,000 offset by liabilities of approximately $367,000.  The loss resulting from the disposal of these tangible and intangible assets was computed based on the realized down payment received in the transaction of $500,019.

Interest Expense, Net.  We had net interest expense of $75,708 during the second quarter of 2011, as compared to $1,609,657 during the same period in 2010.  The interest expense during 2010 is mainly the result of interest expense recognized on the beneficial conversion feature of the convertible mortgage notes.  Non-cash interest expense was $1,599,981 during the second quarter in 2010.

 Net Loss.  The net loss was $7,794,092 or $0.39 per share in the second quarter of 2011 as compared to $4,278,647 or $0.47 per share during the same period in 2010.  The increase in net loss is primarily attributable to the increased research and development expenses, the increase in general and administrative expenses and non-cash loss on the sale of the Bio-Quant subsidiary of $2,759,920.  These increased expenses were partially offset by the decreased non-cash interest charges as discussed above.

Comparison of Results of Operations Between the Six Months Ended June 30, 2011 and 2010.

Revenue.  We recorded $3,182,217 in revenue during the first half of 2011, as compared to $2,916,679 in revenue during the first half of 2010, an increase of 9.1%.   The increase in revenue is primarily attributable to $871,000 in revenue recognized in 2011 as a result of the licensing deals signed in 2010 and 2011 for Vitaros® for erectile dysfunction.  The increase was partially offset by an approximately $500,000 decrease in revenue attributable to the sales of CRO services by our Bio-Quant CRO in the first half of 2011 as compared to the first half of 2010.   The decrease in revenue is the result of our change in strategy in 2010 when we began diverting the Bio-Quant’s capacity to our own technology and pipeline development projects.  On June 30, 2011 we sold Bio-Quant to BioTox.  As a result of the sale we will no longer be recognizing revenues related to the CRO business in subsequent periods.

Research and Development Expenses.  Our research and development expenses were $3,072,378 for the first half of 2011 as compared to $903,959 during the same period in 2010.  Our increased research and development expenditures in 2011 is primarily the result of our increased activities in the manufacturing and scale up of our approved drug Vitaros® in Canada. In addition to the additional expenses related to CRO services, we incurred expenses related to regulatory activities in the first half of 2011 to advance our product pipeline.  We expect to continue to see an increase in research and development spending in 2011 as a result of the commercial production of Vitaros® and expansion of our NexACT® ® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.  We will also see an increase in research and development spending as we begin to prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates; Femprox®,  PrevOnco™, MycoVa™ and RayVa™.

General and Administrative Expenses.  Our general and administrative expenses were $6,593,294 during the first half of 2011 as compared to $4,879,936 during the same period in 2010.   The increase is due to increased compensation expenses associated with additional personnel in the current period compared to the comparable prior year period, severance expenses, increased travel related to licensing activities and increased investor relations support.

Loss on sale of Bio-Quant subsidiary.  On June 30, 2011 we sold Bio-Quant to BioTox and incurred a non-cash loss of $2,759,920 during the second half of 2011. The loss is primarily due to the sale of the remaining balance of Bio-Quant Know-How and Bio-Quant trade name in the amount of approximately $2,642,000, net of amortization.  In addition to the intangible assets, we sold net assets of approximately $985,000 offset by liabilities of approximately $367,000.  The loss resulting from the disposal of these tangible and intangible assets was computed based on the realized down payment received in the transaction of $500,019.

Interest Expense, Net.  We had net interest expense of $173,452 during the first half of 2011, as compared to $8,589,704 during the same period in 2010.  The interest expense during 2010 is mainly the result of interest expense recognized on the beneficial conversion feature of the convertible mortgage notes.  Non cash interest expense was $8,530,999 for the first half ended June 30, 2010.

 Net Loss.  The net loss was $11,205,098 or $0.58 per share in the first half of 2011 as compared to $13,516,103 or $1.64 per share during the same period in 2010.  The decrease in net loss is primarily attributable to the decreased non-cash interest charges as discussed above. This decrease in net loss is partially offset by the increased research and development expenses, general and administrative expenses in addition to the loss on the sale of the subsidiary as discussed above.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011.

ITEM 1A.     RISK FACTORS

The following risk factors represent the only material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011.

RISKS RELATED TO THE REALIZATION OF FUTURE EARN-OUT PAYMENTS FROM SALE OF BIO-QUANT SUBSIDIARY

Our realization of future earn-out income over the next ten years from the sale of our Bio-Quant subsidiary to Samm Solutions, Inc. d/b/a/ BioTox Sciences (“BioTox”) may be adversely effected by the ability of BioTox to realize revenue and cash flows from the operation of the joint companies as well as other internal and external factors that could affect the success of this contract research organization (“CRO”).

As part of our sale of our wholly-owned subsidiary, Bio-Quant, Inc., to BioTox, we were paid $500,019 as an up-front payment and after the second anniversary of the closing of that transaction, are to be paid the higher of $500,000 per year or a double digit royalty payment per year over the next 9 year period for a total of minimum future payments of $4.5 million or up to $20 million based on the projections of BioTox as of the closing date of the transaction.  The annual payments are secured by a first priority secured lien on the assets of Bio-Quant as well as the assets of BioTox for a certain period of time after the closing date of the transaction.

We may not realize the minimum or maximum annual payments based on either internal or external factors relating to the operation of Bio-Quant by BioTox and various other domestic and international factors that may affect the CRO business in general.  In addition, BioTox does not have a long operating history, it may have difficulties integrating the two companies and growing the two companies according to its projections.  Also, the success of Bio-Quant may be affected by changes that are occurring in the CRO business in general in the United States, namely the competition from lower cost CROs in China, India and other countries.

RISKS RELATED TO OUR EFFORT TO ACQUIRE OR MERGE WITH THIRD PARTIES

From time to time, we will be evaluating, and potentially closing transactions to acquire or merge with companies that have complementary products or technology.

We are continuously looking to acquire or merge with companies that have complementary products or technologies. In addition, we will evaluate certain opportunities to in-license or out-license or partner our products or technology with third parties.

In evaluating and closing such transactions, we may incur additional expenses and may need additional financing to consummate these transactions. These transactions may also be a distraction for the management team and take internal resources away from other priorities. Any of these effects could have an adverse impact on our results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.    EXHIBITS

2.1
Stock Purchase Agreement, dated June 30, 2011, by and between Apricus Biosciences, Inc, and Samm Solutions, Inc. (doing business as BioTox Sciences) (incorporated by reference  to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on July 6, 2011).

10.1	Separation Agreement by and between the Company and Mark Westgate, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 2, 2011).
10.2	Employment Agreement by and between the Company and Steven Martin, dated June 1, 2011(incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 2, 2011) .
10.3	Employment Agreement by and between the Company and Randy Berholtz, dated May 9, 2011.
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: August 15, 2011	By:	/s/ Steve Martin
Steve Martin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.3	Employment Agreement by and between the Company and Randy Berholtz, dated May 9, 2011

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.