Form 10-Q
period 2011-09-30
APRICUS BIOSCIENCES, INC.
filed 2011-11-14
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):  Large accelerated filer ☐  Accelerated filer☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company  ☒ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 9, 2011, 20,963,591 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets
Cash	$8,877,898	$9,145,683
Accounts receivable	106,714	288,778
Other receivables	114,405	250,000
Restricted cash	50,000	604,343
Prepaid expenses and other current assets	200,684	188,504

Total current assets	9,349,701	10,477,308

Fixed assets, net	4,387,734	5,420,939
Intangible assets, net of accumulated amortization	-	2,701,512
Accrued rental income and other assets	193,253	189,478
Debt issuance cost, net of accumulated amortization of $57,146 and $29,289	46,544	74,401

Total assets	$13,977,232	$18,863,638

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowing from banks	$-	$401,000
Accounts payable and accrued expenses	1,524,199	789,544
Payroll related liabilities	947,174	816,520
Deferred revenue	343,375	209,705
Capital lease payable - current portion	-	31,263
Deferred compensation - current portion	72,767	68,596

Total current liabilities	2,887,515	2,316,628

Long term liabilities
Convertible notes payable	4,000,000	4,000,000
Deferred revenue	64,600	72,250
Capital lease payable	-	102,211
Deferred compensation	750,369	805,788

Total liabilities	7,702,484	7,296,877

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 20,662,445 and 18,521,951 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	20,662	18,519
Additional paid-in-capital	220,919,814	212,788,450
Accumulated deficit	(214,665,728)	(201,240,208)

Total stockholders' equity	6,274,748	11,566,761

Total liabilities and stockholders' equity	$13,977,232	$18,863,638

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010

License fee revenue	$2,550	$2,550	$873,999	$37,650
Grant revenue	483,438	-	483,438	-
Product sales	164,546	165,659	381,273	418,072
Contract service revenue	148,885	921,262	2,242,926	3,482,242
Total revenue	799,419	1,089,471	3,981,636	3,937,964
Cost of product	115,152	113,962	362,505	305,341
Cost of services	19,566	921,449	1,783,446	2,789,253
Gross profit	664,701	54,060	1,835,685	843,370

Costs and expenses
Research and development	621,326	513,920	3,693,704	1,417,879
General and administrative	2,271,455	2,089,840	8,864,749	6,969,776
Loss on sale of Bio-Quant subsidiary	-	-	2,759,920	-
Total costs and expenses	2,892,781	2,603,760	15,318,373	8,387,655

Loss from operations	(2,228,080)	(2,549,700)	(13,482,688)	(7,544,285)

Other income (expense)
Interest expense, net	(105,543)	(160,639)	(278,995)	(8,750,343)
Rental income	113,201	104,064	336,163	172,250
Total other income (expense)	7,658	(56,575)	57,168	(8,578,093)

Net Loss	$(2,220,422)	$(2,606,275)	$(13,425,520)	$(16,122,378)

Basic and diluted loss per common share	$(0.11)	$(0.20)	$(0.68)	$(1.65)

Weighted average common shares outstanding used for basic and diluted loss per share	20,204,218	12,756,875	19,721,140	9,778,424

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2010	18,521,951	$18,519	$212,788,450	$(201,240,208)	$11,566,761

Issuance of common stock upon exercise of stock options	7,500	8	12,660	-	12,668
Issuance of common stock upon vesting of compensatory restricted stock units to common shares	264,026	266	-	-	266
Stock-based compensation expense for employees and Board of Director members	-	-	1,510,947	-	1,510,947
Stock-based compensation expense for non-employees	-	-	33,003	-	33,003
Issuance of common stock, net of offering costs	1,277,636	1,278	5,234,321	-	5,235,599
Issuance of common stock upon exercise of warrants	591,332	591	1,340,433	-	1,341,024
Net loss	-	-	-	(13,425,520)	(13,425,520)

Balance at September 30, 2011	20,662,445	$20,662	$220,919,814	$(214,665,728)	$6,274,748

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2011	2010
Cash flows from operating activities
Net loss	$(13,425,520)	(16,122,378)
Adjustments to reconcile net loss to net cash used in operating activities
Reserve for related party receivable	275,990	-
Depreciation and amortization	509,306	712,026
Non-cash interest, amortization of beneficial conversion feature and deferred financing costs	27,857	8,725,861
Non-cash write off of deferred revenue	133,670	-
Non-cash compensation expense	1,544,216	1,476,502
Loss on disposal of fixed assets	920	312
Non-cash loss on sale of Bio-Quant subsidiary	2,759,920	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(17,172)	362,984
Decrease (increase) in other receivable	(140,395)	437,794
Decrease in due from related party	-	204,896
Increase (decrease) in prepaid expenses and other current assets	(14,441)	(122,088)
Increase (decrease) in accrued rental income and other assets	(6,347)	-
Increase (decrease) in accounts payable and accrued expenses	942,578	(473,453)
Increase (decrease) in payroll related liabilities	171,577	(23,563)
Decrease in due to related party	-	(99,682)
Decrease (increase) in deferred compensation	(51,248)	(36,655)
Increase (decrease) in deferred revenue	(7,650)	9,236
Net cash used in operating activities	(7,296,739)	(4,948,208)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	1,142
Capital expenditures	(198,495)	(344,016)
Net cash provided by (used in) investing activities	(198,495)	(342,874)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	2,300,000
Proceeds from issuance of convertible notes payable, net of debt issue costs	-	3,896,310
Proceeds from exercise of warrants	1,341,024	-
Proceeds from the exercise of stock options	12,668	-
Issuance of common stock, net of offering costs	5,235,599	3,287,597
Payment of deferred financing costs	-	(92,275)
Release (deposit) of restricted cash	554,343	(603,000)
Proceeds from short-term borrowing	-	401,000
Repayment of short-term borrowing	(401,000)	-
Repayment of convertible notes payable	-	(2,592,012)
Repayment of capital lease obligations	(15,204)	(18,483)
Proceeds from sale of Bio-Quant subsidiary	500,019	-
Net cash provided by financing activities	7,227,449	6,579,137

Net increase (decrease) in cash and cash equivalents	(267,785)	1,288,055

Cash and cash equivalents, beginning of period	$9,145,683	$479,888

Cash and cash equivalents, end of period	$8,877,898	$1,767,943

Cash paid for interest	$174,422	$138,540

Supplemental Information:
Issuance of common stock in payment of convertible notes payable	$-	$397,888
Issuance of common stock in payment of notes payable to former Bio-Quant shareholders	$-	$12,129,010
Receipt of intellectual property in payment of due from related party	$-	$204,896
Sale of investment in consolidated subsidiary:
Accounts Receivable	$199,236	$-
Prepaid expenses and other current assets	$4,833	$-
Equipment and leasehold improvements, net	$780,983	$-
Intangible assets, net	$2,642,003	$-
Accounts Payable	$(207,923)	$-
Payroll related liabilities	$(40,923)	$-
Capital lease payable	$(118,270)	$-

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

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying consolidated financial statements. Certain prior year items have been reclassified to conform to current year presentation. The unaudited consolidated financial statements and statements of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2010. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, stock-based compensation and commitments and contingencies.  The Company’s actual results may differ from these estimates under different assumptions or conditions.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company and Bio-Quant.

Since that time, the Bio-Quant CRO allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal research capabilities of the CRO. The Company used the Bio-Quant resources to advance its product candidates and expand the uses and routes of its NexACT® delivery technology. In connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write off the entire value of goodwill from this acquisition.  During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations.  Based on the change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries (see Note 3).

Through June 30, 2011, the date of the sale of Bio-Quant, the Company operated in two segments – designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.  For periods subsequent to June 30, 2011, the Company operates in two segments: designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. and selling diagnostic products.

The Company is focusing its efforts on new and patented pharmaceutical products and product candidates based on our patented drug delivery technology known as NexACT®.  The Company continues with its efforts to expand the uses of the NexACT® technology into the topical, transdermal, oral, subcutaneous, ocular and rectal delivery of multi-classes of drugs for these and other indications.  The Company has also recognized revenues from its existing commercial partnerships for its prescription product, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction (“ED”) and its additional existing clinical and pre-clinical pipeline of product candidates, such as Femprox® for female sexual arousal disorder, MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), RayVa™ for Raynaud’s Syndrome and PrevOnco™ for liver cancer and is enhancing its business development efforts by offering potential partners clearly defined regulatory paths for our products and product candidates under development.  The Company is also developing its consumer product portfolio by developing drugs that may be marketed through the over the counter (“OTC”), 510(k) process as medical devices or through abbreviated new drug applications (“ANDA”).

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of approximately $214.7 million at September 30, 2011 and recorded a net loss of approximately $13.4  million for the nine months ended September 30, 2011 and has principally been financed through private placements of equity securities, debt financing and up-front payments received from commercial partners for its products under development.

The Company’s cash reserves of approximately $8.9 million at September 30, 2011, are expected to provide us with sufficient cash to fund our operations into the fourth quarter of 2012.  This projection is based on the monthly operating expenses of maintaining our public listing, continuing essential business development and research and development efforts for our current pipeline of products.  To the extent we sign additional licensing agreements in 2011 or 2012 and receive up-front and milestone payments for Vitaros®, one or more of our product candidates and/or the NexACT® technology itself, we expect that our cash reserves plus those payments should provide us with sufficient cash to fund our operations well into 2013 and beyond. A change in any of these assumptions or any unexpected expenses, such as the cost of a clinical trial, may change these projected cash reserve amounts and/or timelines.

The Company is actively pursuing partnering opportunities for its approved and clinical stage NexACT® based candidates in the areas of sexual dysfunction, oncology, inflammation, dermatology, pain and autoimmune diseases, among others. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate additional revenues for funding the Company’s long-term growth strategy.  To that end, as discussed in Note 15, the Company, in December 2010, entered into a licensing agreement with Bracco SpA (“Bracco”) for its topical alprostadil-based cream treatment for erectile dysfunction (“Vitaros®”) for sale in Italy and in early 2011, the Company entered into exclusive license agreements with Elis Pharmaceuticals Ltd. (“Elis”) and Neopharm Group (“Neopharm”) for Vitaros®.  Under the terms of the Elis License Agreement, Elis has been granted exclusive rights in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen and under the terms of the Neopharm License Agreement, Neopharm has been granted exclusive rights in Israel and the Palestinian Territories of the Gaza Strip and the West Bank to commercialize and market Vitaros®. The Company continues to be active in discussions with other potential commercial partners for other territories. In April 2011, we filed a marketing application in Europe for approval of Vitaros® as a treatment for patients with ED and in July 2011, we filed a marketing application in Switzerland for approval of the same product for the same indication. In addition, the Company expects revenues from the sale of Vitaros® in the approved territory(ies), which would also increase its cash position.

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Topic 605 - Revenue Recognition - Milestone Method (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years. The Company has adopted ASU 2010-17 effective as of the first quarter of fiscal 2011. This ASU did not have any impact on the Company’s consolidated financial statements upon adoption.

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers ( “ASU 2010-27”), which provides guidance on how to recognize and classify the fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (together, the “Acts”). The Acts impose an annual fee for each calendar year beginning on or after January 1, 2011 payable by branded prescription drug manufacturers and importers on branded prescription drugs. The liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective. As the Company does not currently have a commercial product on the market at this time, the effect of this guidance will be limited to future transactions.

In December 2010, the FASB issued Accounting Standards Update (“ASU 2010-29”), Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU clarifies the disclosures required for pro forma information for business combinations that occurred in the current reporting period.  When a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period December 15, 2010.  These changes become effective for the Company beginning January 1, 2011. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued Accounting Standards Update (“ASU 2011-04”), Fair Value Measurement (Topic 820). This ASU is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value and how to measure fair value and what to disclose about fair value measurements. ASU 2011-04 will be effective on a prospective basis for fiscal periods beginning on or after December 15, 2011, and interim periods within those years. The Company is currently evaluating the impact ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-005 is effective on a retrospective basis for fiscal years beginning on or after December 15, 2011, and interim periods within those years. This update amends ASC Topic 220, Comprehensive Income to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed.  In October 2011, the FASB proposed that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. All other requirements of this new standard will be required to be applied. The adoption of ASU 2011-05 will not have a significant impact on our financial position, results of operations or cash flows.

 2.           ACQUISITION OF BIO-QUANT

In connection with the Company’s acquisition of Bio-Quant, which was consummated on December 14, 2009 (the “Effective Time”), each outstanding share of common stock of Bio-Quant was canceled and converted into the right to receive 60.93 shares of common stock, par value $0.001 per share, of the Company (the “Apricus Shares”), as well as a promissory note (each a “Note”) in the original principal amount of $2,771.37.   In connection with the closing of the Merger, the Company issued an aggregate of 266,667 Apricus Shares and Notes in the aggregate original principal amount of $12,129,010 to the shareholders of Bio-Quant.

The Notes accrued interest at a rate of 10% per annum through their repayment, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger.  The terms of the Notes provide that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in Apricus Shares, which would be valued for purposes of conversion at the fixed price of $2.52 per share.  The Merger Agreement provided that if the Company repaid the Notes in Apricus Shares, the total number of Apricus Shares issuable to Bio-Quant shareholders could not exceed 19.99% of outstanding Apricus Shares at the Effective Time; unless the Company received stockholder approval to do so in accordance with applicable rules of the NASDAQ Capital Market.  The Company received stockholder approval at its May 24, 2010 meeting for the potential issuance of shares in full repayment of the remaining amounts owed under the Notes, and, on June 21, 2010, the Company repaid the remaining outstanding principal and interest accrued under the Notes in Apricus Shares.

Intangible assets acquired from Bio-Quant of $4,160,000 consisted primarily of developed Know-How and the Bio-Quant Trade Name. Developed Know-How related to Bio-Quant’s pre-clinical service expertise including, but not limited to, its extensive inventory of internally developed cell lines. The Bio-Quant Trade Name represented future revenue attributable to the reputation and name recognition of Bio-Quant within the pharmaceutical industry, where Bio-Quant is a known expert in pre-clinical services. (See Note 3 and Note 7 for the sale of Bio-Quant and the write-off of these intangibles).

At the time of acquisition, Bio-Quant was a revenue generating, cash flow positive CRO.  Bio-Quant was expected to continue its revenue growth and cash generating CRO business.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consisted largely of the ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.  As discussed in Note 1, the Company shifted the focus of the Bio-Quant CRO from growing revenues and generating increased positive cash flow to largely supporting the Company’s research and development business segment, which designs and develops pharmaceutical drug candidates. The Bio-Quant CRO allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal capabilities of the CRO. However, as a result of this internal research focus, the cash flow generating capabilities of the CRO diminished over time and in connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write-off the entire value of goodwill from this acquisition. During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations. Based on this change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox to sell all of the outstanding capital stock of Bio-Quant. (See Note 3).

3.           SALE OF BIO-QUANT

The Company sold all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries, to BioTox on June 30, 2011. The Company received $500,019 at closing as an initial payment and will be entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s CRO services business. Over the ten-year term of the earn-out, beginning September of 2012, the Company will be entitled to receive a minimum of $4,500,000 with the right to receive amounts in excess of this, depending on the gross revenue of BioTox over this ten-year period. The earn-out obligations are secured with a first priority lien on all the assets of Bio-Quant as well as the assets of BioTox for a certain period of time. After the sale, the Company does not beneficially own any equity shares in Bio-Quant or BioTox. The Company evaluated the sale of Bio-Quant in accordance with ASC Topic 205-20, Discontinued Operations. The Company does not expect to recognize continuing direct cash flows from Bio-Quant after the sale. However, the transaction is structured with a low down payment and a payment stream over 10 years that is contingent on the operational success of BioTox. This payment structure was negotiated as a means to improve the likely cash available for investment in the growth of the business, which was expected to have the effect of encouraging higher revenues for BioTox and potentially greater earn-out payments to the Company over the ten year earn-out period. The Company does not have any vote or influence on the execution of the operations but retains a significant amount of collection risk depending on the operational success of the disposed CRO business. This continued exposure to the operating risk of BioTox and the extended post sale earn-out period indicates future involvement in the continuing operations of the CRO. As such, the Company determined that it would not be appropriate to classify the sale of Bio-Quant as a discontinued operation in the consolidated financial statements.

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

The estimated fair value of the earn-out payments expected to be received over the next ten years is approximately $2.4 million, which represents the minimum payments of $4.5 million discounted at 13.0% over the ten-year period. This receivable is carried on the Company’s balance sheet as of September 30, 2011 at $0 due to a reserve of $2.4 million as of September 30, 2011, based on the length of time over which the payments will be received and the lack of measurable external inputs available to determine the fair value of the minimum earn-out amounts due. This reserve increases the loss on sale of the Bio-Quant subsidiary and is not reflected as a bad debt expense. In the event that actual future cash receipts from BioTox differ from our estimates or we adjust our estimates in future periods, our financial position and results of operations could be materially impacted.

The following represents pro forma results for the nine months ended September 30, 2011 and 2010, respectively, as if the transaction had occurred on January 1, 2010.

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2011
	(Unaudited)
	As Reported	Bio-Quant	Adjusted
Pro forma financial results
Total revenue	$3,981,636	$2,094,041	$1,887,595
Net loss	$(13,425,520)	$(2,946,748)	$(10,478,772)
Basic and diluted loss per share	$(0.68)	$(0.15)	$(0.53)
Weighted average common shares outstanding used for basic and diluted loss per share	19,721,140	19,721,140	19,721,140

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2010
	(Unaudited)
	As Reported	Bio-Quant	Adjusted
Pro forma financial results
Total revenue	$3,937,964	$3,481,528	$456,436
Net loss	$(16,122,378)	$(488,687)	$(15,633,691)
Basic and diluted loss per share	$(1.65)	$(0.05)	$(1.60)
Weighted average common shares outstanding used for basic and diluted loss per share	9,778,424	9,778,424	9,778,424

The unaudited pro forma condensed financial information may not necessarily be indicative of the results of operations that would have been achieved if the sale of the subsidiary had occurred at that time. The pro forma adjustments are based on certain assumptions that the Company believes are reasonable under the circumstances.

4.           ACCOUNTING FOR STOCK-BASED COMPENSATION

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with the appropriate accounting guidance, and recognized over the expected service period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and development or general and administrative expenses, based upon the services performed by the recipient.

In December 1996, the Company adopted the Stock Option and Long-Term Incentive Compensation Plan (the “Incentive Plan”) and the Recognition and Retention Stock Incentive Plan (the “Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  In June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”).  A total of 200,000 shares were initially reserved for issuance under the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 meeting to add an additional 1,000,000 shares to the 2006 Plan. The Company received stockholder approval at its May 16, 2011 meeting to increase the number of shares reserved for the 2006 Plan by 2,500,000 to 3,833,333. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $1.69 to $21.00.  The maximum term under these plans is 10 years.

The following table summarizes information about options outstanding at September 30, 2011:

	Options Outstanding				Options Exercisable
		Weighted Average		Aggregate			Aggregate
Range of	Number	Remaining	Weighted Average	Intrinsic	Number	Weighted Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$ 1.69 - 5.36	832,500	9.3 years	$4.35	$-	109,990	$4.01	$-
10.05 - 21.00	33,333	4.3 years	14.39	-	33,333	14.39	-

	865,833	9.1 years	$4.74	$-	143,323	$6.43	$-

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2010	107,604	$10.37	5.8 years
Granted	842,500	$4.44
Exercised	(7,500)	$1.69
Cancelled	(76,771)	$9.70
Outstanding at September 30, 2011	865,833	$4.74	9.1 years	$0

Vested or expected to vest at September 30, 2011	842,802	$4.74	9.1 years	$0

Exercisable at September 30, 2011	143,323	$6.43	7.5 years	$0

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

Total unrecognized compensation cost related to unvested stock options as of September 30, 2011 was approximately $2.6 million.  That cost is expected to be recognized over 2.7 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.  As of September 30, 2011, there was approximately $628,000 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over 2.5 years.

During 2011, the Board of Directors awarded Dr. Bassam Damaj, the Company’s current Chairman, President and Chief Executive Officer as a part of his 2010 performance review and achievements an option (the “Option”) to purchase up to 300,000 shares of common stock of the Company.  The exercise price of the Option is equal to $3.89 per share, the fair market value of the Company’s common stock on the date of grant (January 31, 2011).  The Options become exercisable over a period of three years, with one-third of the Options vesting immediately upon the date of grant and the remaining two-thirds vesting quarterly over the two-year period beginning on the first anniversary of the date of grant. The expense related to this Option grant will be recorded in 2011, 2012 and 2013 based on the vesting period.   As a result of this Option grant, the Company recognized approximately $455,000 as compensation expense during the nine months ended September 30, 2011.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Unaudited Consolidated Statements of Operations:

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Research and development	$84,878	$38,657	$221,298	$48,941
General and administrative	313,605	242,918	1,322,918	1,428,011

Stock-based compensation expense	$398,483	$281,575	$1,544,216	$1,476,952

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

 5.           WARRANTS

A summary of warrant activity for the nine month period ended September 30, 2011 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2010	1,675,658	$3.72	4.28 years
Issued	-
Exercised	(591,332)	$2.27
Cancelled	(16,684)	$17.25
Outstanding at September 30, 2011	1,067,642	$4.31	3.32 years

Exercisable at September 30, 2011	1,067,642	$4.31	3.32 years

6.           LOSS PER SHARE

At September 30, 2011 and 2010, respectively, options to acquire 865,833 and 80,104 shares of Common Stock, warrants to acquire 1,067,642 and 250,895 shares of Common Stock and convertible securities convertible into 656,814 and 466,200 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three and nine months ended September 30, 2011 and 2010 was calculated as follows (net loss / weighted average common shares outstanding):

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net loss	$(2,220,422)	$(2,606,275)	$(13,425,520)	$(16,122,378)
Weighted average common shares outstanding used for basic and diluted loss per share	20,204,218	12,756,875	19,721,140	9,778,424

Basic and diluted loss per common share	$(0.11)	$(0.20)	$(0.68)	$(1.65)

7.           INTANGIBLE ASSETS

The intangible assets of the Company at December 31, 2010 and through June 30, 2011 consisted of Know-How and Trade Name related to the Bio-Quant CRO segment. On June 30, 2011, the Bio-Quant business was sold to BioTox and the intangibles associated with the business were removed from the consolidated accounts of the Company. During 2010 and for the first half of 2011, the Company amortized Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $60,000 and $270,000 for the nine months ended September 30, 2011 and 2010, respectively.  During 2010, the Company took an impairment charge of $1,083,646 to write down the fair value of Know-How to $1,637,000.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010.  Rather than serve the greater CRO market, Bio-Quant was primarily performing internal CRO services for the Company’s own pharmaceutical product development segment, NexMed (USA), Inc..  As such, the ongoing revenue, profits and cash flows for Bio-Quant were significantly reduced from the initial projections for Bio-Quant that were calculated when it was acquired by the Company in December 2009.

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

The 2010 Convertible Notes are, at the holders’ option, payable in cash at maturity on December 31, 2012 or convertible at any time into shares of Common Stock at a current conversion price of $6.09 per share (with an initial conversion price of $8.70 per share) (the “conversion price”), which price is subject to adjustment upon certain dilutive issuances of common stock.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The conversion price at September 30, 2011 was $6.09 per share, which represents an adjusted price from $8.70 at issuance due to certain dilutive equity financings since the issuance of the notes. At September 30, 2011, the conversion price was above the current market price of the Common Stock.

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

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the various adjusted conversion prices in 2009 and 2010.  Non-cash interest expense recognized for these conversions was $1,200,000 during the nine months ended September 30, 2010.

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

The Company recognized a beneficial conversion charge for the differential between the original conversion rate of $2.52 per share and the market price of the Company’s Common Stock at the time of the above payments.  As such, the beneficial conversion charge non-cash interest expense recognized with respect to the Notes for the three and nine months ended September 30, 2010 was $0 and $6,139,741, respectively.

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

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 415,504 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $5.40 to $6.00 per share and the market price of the Company’s Common Stock at the time of repayment.  The Company has recorded a beneficial conversion charge to interest expense of $0 and $660,819 during the three and nine months ended September 30, 2010, respectively, as a result of the conversion.

10.        LINES OF CREDIT

On March 8, 2010, Bio-Quant entered into a Loan and Security Agreement with Square 1 Bank for a revolving line of credit (“Credit Line”) in the amount of $250,000.  The Credit Line was secured by a $255,000 cash deposit from the Company, which was classified as restricted cash on the accompanying consolidated balance sheet at December 31, 2010.  The Credit Line bore interest at the rate of 4.25% per annum or 1% above the Prime Rate and expired on March 7, 2011 and was repaid in full at that time.

On April 12, 2010, Bio-Quant entered into a Loan and Security Agreement with Torrey Pines Bank for a revolving line of credit (“TP Credit Line”) in the amount of $250,000.  The TP Credit Line was secured by a $278,824 cash deposit from the Company, which is included in restricted cash on the accompanying consolidated balance sheet at December 31, 2010.  The TP Credit Line bore interest at the rate of 2.6% per annum and expired on April 12, 2011 and was repaid in full at that time.

11.        DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo would serve as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo was entitled to deferred compensation in an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commenced subject to certain limitations, including annual vesting through January 1, 2007, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months commencing on termination of employment.  Dr. Mo’s employment was terminated as of December 15, 2005.  At such date, the Company accrued deferred severance compensation of $1,178,197 based upon the estimated present value of the obligation.  The monthly deferred compensation payment through May 15, 2021 is $9,158.  As of September 30, 2011, the Company has a discounted accrued balance of approximately $823,125 included in deferred compensation.

12.        COMMON STOCK TRANSACTIONS

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  During the nine months ended September 30, 2011, the Company had sold an aggregate of 1,277,636 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.31 per share, resulting in offering proceeds of approximately $5.2 million, net of sales commissions.

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

FasTrack Pharmaceuticals, Inc. (“FasTrack”) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008, and in 2009, Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services.   FasTrack subsequently acquired Sorrento’s assets and liabilities in March 2011.  FasTrack is a privately-held, development stage company of whom two executive officers and one director of the Company are minority shareholders.

On April 4, 2011, the Company and FasTrack entered into an Asset Purchase Agreement, pursuant to which FasTrack sold to the Company all the rights it had in certain back-up compounds for PrevOnco™. PrevOnco™ for the treatment of solid tumors, contains a marketed anti-ulcer compound, lansoprazole, that could be used alone or in combination with other chemotherapeutic agents.  The Company believes PrevOnco™ can be optimized further to increase its efficacy in combination with our NexACT® technology.

In exchange for the PrevOnco™ back-up compound portfolio, the Company loaned FasTrack $250,000 in the form of a secured convertible note and restructured the existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $224,520. The notes are due on April 4, 2013 and bear interest at the rate of prime plus 1% (currently 4.25%).  The notes automatically convert to common stock of FasTrack if, prior to the maturity date, FasTrack completes a material round of financing, closes a merger or acquisition transaction (“M&A event”), or completes a public offering at an offering price equal to the financing or M&A value at that time discounted by 10%.

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

In the third quarter of 2011, the Company provided contract research services for FasTrack and billed and collected $58,960 for those services. The amount is reflected in Contract service revenue in the Statement of Operations.

The Company considered whether FasTrack should be consolidated as a Variable Interest Entity (VIE) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that FasTrack is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company has a variable interest in the VIE related to the convertible notes due from FasTrack even though the Company does not currently have a direct equity interest in FasTrack.  In the accompanying consolidated financial statements the loans and Notes are valued at a zero book value at September 30, 2011 and December 31, 2010 for accounting purposes for lack of marketability of the FasTrack entity. As a result of the notes being carried with no value, and as the Company is not recognizing any interest income, the net impact to the consolidated financial statements in the case of a consolidation for the periods ended September 30, 2011 and 2010 would be insignificant and thus FasTrack has not been consolidated as its operations are not material to the Company.

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

The Company follows the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2008 to 2010 are still open and subject to audit.  In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at September 30, 2011.

15.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“the “Bracco License Agreement”) for its Vitaros® product for erectile dysfunction. Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.  The expected up-front payment from Bracco was received in April 2011, in the amount of USD $1,000,000, net of withholding taxes. Of this amount, approximately $667,000 was recognized as license revenue in the second quarter of 2011 in accordance with our revenue recognition criteria and the remaining $333,000 was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe in accordance with the Bracco license agreement.

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

On February, 14,  2011, the Company entered into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize  Vitaros® for erectile dysfunction and when and if available, the Company’s product for premature ejaculation in  Israel and the Palestinian Territories (the “Neopharm Territory”).  Under the Neopharm License Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

The Company received $203,000 in up-front payments pursuant to the Elis and Neopharm licensing agreements and has recorded the payments as license fee revenue during the nine months ended September 30, 2011.

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

In July 2011, the Company filed a marketing application for Vitaros in Switzerland for erectile dysfunction. The approval of Swissmedic, the Swiss agency for therapeutic products, is often relied upon by the regulatory authorities in numerous European countries that are not members of the European Union, as well as by many other countries worldwide. The time required for an approval decision from Swissmedic is currently approximately 15 months from the time of submission.

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

Employment Agreements

We have an employment agreement with Dr. Damaj, our Chairman, President and Chief Executive Officer. Pursuant to that agreement, we may terminate Dr. Damaj’s employment without cause on ten days notice, in which event Dr. Damaj would be entitled to severance pay equal to twelve months’ base salary, which is currently $450,000 per annum.   The employment agreement further provides that in the event that within one year after a “Change of Control” (as defined therein) of the Company occurs, and the President and Chief Executive Officer’s employment is terminated or resigns for cause, the President and Chief Executive Officer will be paid a lump sum amount equal to his base salary for a 12-month period following termination or resignation.

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

Through June 30, 2011, the Company had two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.  Through June 30, 2011, the Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  On June 30, 2011, the Bio-Quant subsidiary was sold (see Note 3) and accordingly the Bio-Quant CRO segment information provided for 2011 reflects the operating activity from the pre-clinical CRO services through the first half of the year and the sales of diagnostic products for the nine months ended September 30, 2011.

Segment information for the nine months ended September 30, 2011 and 2010, respectively is as follows:

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2011

	NexACT® Drug Delivery	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues	$1,506,322	$2,475,314	$-	$3,981,636
Operating expenses	11,535,734	1,022,719	2,759,920	15,318,373
Loss from operations	(10,048,978)	(673,790)	(2,759,920)	(13,482,688)
Net loss	(10,048,978)	(673,790)	(2,702,752)	(13,425,520)

Total assets	$13,694,819	$282,413	$-	$13,977,232

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2010

	NexACT® Drug Delivery	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues	$38,364	$3,899,600	-	$3,937,964
Operating expenses	1,417,879	5,081,502	1,888,274	8,387,655
Loss from operations	(1,379,515)	(1,181,902)	(4,982,868)	(7,544,285)
Net loss	(1,379,515)	(1,181,902)	(13,560,961)	(16,122,378)

Total assets	$6,982,739	$11,880,899	$-	$18,863,638

18.	STOCKHOLDER RIGHTS PLAN

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

On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotechnology contract research organization (“CRO”) based in San Diego, California and one of the industry's most experienced CROs for non-GLP (good laboratory practices) contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology, and metabolic diseases. Bio-Quant had clients world-wide and performed hundreds of studies a year in pharmacology, pharmacokinetics and toxicology to support pre-investigational new drug enabling packages. Bio-Quant’s revenue was derived from pre-clinical contract services, sales of diagnostic kits and housing services.

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

On June 30, 2011, the Company entered into a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO to sell all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly owned subsidiaries.

Subsequent to June 30, 2011, we have operated in two segments: developing pharmaceutical products through a wholly-owned subsidiary NexMed (USA), Inc. and sales of diagnostic products.

Growth Strategy

We are currently focusing the majority of our efforts on commercializing and developing new pharmaceutical products based on our patented drug delivery technology known as NexACT®. Our strategy is to continue to develop new applications of NexACT® to attract commercial and development partners to license both our NexACT® technology and our pipeline of product candidates.

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

Our other four later stage product candidates are: (1) Femprox® for the treatment of female sexual arousal disorder; (2) MycoVa® for oncychomycosis, excluding tinea pedis (nail fungal infection); (3) Prevonco™ for the treatment of solid tumors; and (4) RayVa™ for Raynaud’s Syndrome.

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

We also intend to build our consumer health product offerings that may include products marketed through the U.S. OTC market, 510(k) process as medical devices or abbreviated new drug applications.

NexACT® as a Licensing Platform.  In addition to seeking to monetize our existing pipeline, we are seeking to derive value from our NexACT® technology platform as a means of enhancing the delivery of other companies’ drugs and drug candidates.  NexACT® can be used to deliver drugs through different methods of administration and can be used as a means to enhance the bioavailability of drugs.   Moreover, we believe that we can enhance our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.  Towards that end, we will continue to work closely with our regulatory and clinical consultants, and meet with the FDA in order to obtain Special Protocol Assessments, or SPAs, for our planned clinical studies.  When the FDA grants an SPA for an oncology study, the FDA generally cannot change the clinical endpoints at a later date.

Revenue Sources

License Revenue.  The Company entered into two license agreements for Vitaros® in the first quarter of 2011.  Pursuant to these agreements, the Company received approximately $203,000 in upfront license fees in the first quarter.  In April 2011, we received an initial license fee from Bracco in the amount of approximately $1,000,000, of which approximately $667,000 was recognized as revenue in the second quarter of 2011.  We will continue to pursue new licenses for Vitaros®, as well as the Company’s drug candidates and NexACT® platform technology.   However, the timing for these new agreements is inherently uncertain.  Additionally, the timing of milestone payments under existing license agreements is similarly uncertain and can vary significantly from quarter to quarter.  Accordingly, although we expect an overall increase in license revenue in future periods, the amount and timing of these increases is unknown at this time.

Contract Service Revenue.  During the first part of 2011, a more substantial portion of the pre-clinical contract services performed by Bio-Quant were in support of the expansion of the use of our NexACT® technology to multiple routes and classes of drugs. Our strategy, which started in the fourth quarter of 2010 had been to continue to divert the Bio-Quant CRO’s revenue generating capacity to our own technology and pipeline development projects in order to generate sufficient data to attract commercial and development partners to license both our NexACT® technology and pipeline products. We believe that if we are able to enter into such licensing agreements they would be expected to generate higher revenue and greater return for our shareholders than we could make from the Bio-Quant CRO business.  On June 30, 2011, we sold the Bio-Quant CRO business and subsequent to June 30, 2011, we no longer receive or recognize contract services revenue from the CRO business. Contract service revenue from the Bio-Quant operating segment was approximately $2.0 million in the first half of 2011. The sale of the Bio-Quant business was structured with an earn-out from the buyer that could generate significant cash flows for the Company beginning in the second half of 2012.

The Company also recognized grant revenue following the receipt of grants from the United States government under the Qualifying Therapeutic Discovery Project (“QTDP”) program established under Section 48D of the Internal Revenue Code as a result of the Patient Protection and Affordability Care Act of 2010. The revenue was recognized when all revenue recognition elements were known in accordance with our revenue recognition policy. Product sales reflected in the Statement of Operations relate to the sale of diagnostics kits to third-parties.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Since the Company’s inception and through September 30, 2011, we had an accumulated deficit of approximately $215 million.  Our operations have principally been financed through private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development.  Funds raised in past periods should not be considered an indication of our ability to raise additional funds in any future periods.

We are actively pursuing partnering opportunities for our clinical-stage NexACT® based and non-NexACT®-based candidates in the areas of oncology, inflammation, dermatology, pain, autoimmune diseases and sexual dysfunction. The successful licensing of one or more of these candidates and/or the NexACT® technology itself would be expected to generate significant revenues for funding our current operations and long-term growth strategy.  Even if we are successful in obtaining partners who can assume the funding for further development of our products, we may still encounter additional obstacles such as our research and development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.

Our current cash reserves were approximately $8.9 million as of the date of filing this Report on Form 10-Q.  Our current cash needs include monthly operating expenses of maintaining our public listing and continuing our current business development and research and development efforts for our current pipeline of products.  Our business will require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. The timing of receipt of up-front and milestone payments is difficult to estimate and we will seek to obtain additional outside equity capital as necessary to support the commercial opportunities for our product portfolio. To the extent we sign licensing agreements in 2011 and 2012 for Vitaros® in larger sales territories, or for other product candidates in our pipeline and/or the NexACT® technology itself, we expect that our cash reserves could provide us with sufficient cash to fund our operations well into 2013.

At September 30, 2011, we had cash and cash equivalents of approximately $8.9 million, equivalent to the $9.1 million at December 31, 2010.   During the first nine months of 2011, we received net proceeds of approximately $5.2 million as a result of the sale of our Common Stock and pursuant to a Sales Agreement as discussed in Note 12 to the consolidated financial statements.  We also received net proceeds of approximately $1.3 million from the exercise of warrants and $0.5 million at June 30, 2011 from the sale of the Bio-Quant subsidiary.  The receipt of this cash during the first nine months of 2011 was offset by our cash used in operations.  Our net cash outflow from operations during the first nine months of the year was approximately $7.3 million which resulted from the increase in expenditures for research and development activities as we seek to commercialize our Vitaros® product for sale in the Canadian market and obtain market approval in other regions. During the first half of 2011, we operated our Bio-Quant CRO, which contributed revenue for us, yet had a net use of cash in the first half of 2011. Our net outflows related to Bio-Quant were eliminated with the sale of the operation on June 30, 2011 and the transaction was structured with an earn-out that allows for cash to be received by us over the next 10 years based on the success of the buyer, BioTox. Our operational structure with a minimum number of employees and limited space need allows us to closely regulate our level of expenditures and to quickly adjust our spending rates as commercial opportunities develop. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

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

Comparison of Results of Operations Between the Three Months Ended September 30, 2011 and 2010.

Revenue.  We recorded $799,419 in revenue during the third quarter of 2011, as compared to $1,089,741 in revenue during the third quarter of 2010.  The decrease in revenue is primarily attributable to the reduction in the current period in contract research revenues which were approximately $770,000 lower in the third quarter of 2011 as compared to the third quarter of 2010 primarily as a result of the sale of the Bio-Quant CRO business on June 30, 2011.  As a result of the sale, we are no longer recognizing revenues related to the Bio-Quant’s CRO business.  This decrease in revenue was partially offset by one-time grant revenue recorded in the amount of $483,438 related to grants awarded to us under the QTDP program and approximately $89,000 related to an insurance recovery under a business interruption loss.

Research and Development Expenses.  Our research and development expenses were $621,326 during the third quarter of 2011, as compared to $513,920 during the same period in 2010.  Our increased research and development expenditures in the third quarter of 2011 reflect continued spending on our development pipeline including manufacturing activities and expenses related to regulatory filings in Europe for Vitaros ® as a treatment for patients with erectile dysfunction.  We expect to continue to see an increase in research and development spending in 2011 as a result of the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.  We will also see an increase in research and development spending as we begin to prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®,  PrevOnco™, MycoVa™ and RayVa™.

General and Administrative Expenses.  Our general and administrative expenses were $2,271,455 during the third quarter of 2011 as compared to $2,089,840 during the same period in 2010.   The increase is due primarily to increased compensation expenses associated with additional personnel and an increase in investor relations activities.

Other Income (Expense).We had net interest expense of $105,543 during the third quarter of 2011, as compared to $160,639 during the same period in 2010.  The decrease was due to the Company paying off $401,000 in short-term borrowing resulting in lower interest expense in the third quarter of 2011.  Included in other income was rental income of $113,201 during the third quarter of 2011 which was consistent with $104,064 during the same period in 2010.

 Net Loss.  The net loss was $2,220,422 or $0.11 per share in the third quarter of 2011 as compared to $2,606,275 or $0.20 per share during the same period in 2010.  The decrease in net loss is primarily attributable to an increase in our gross profit to $664,701 in the third quarter of 2011 as compared to $54,060 in the third quarter 2010. This increase is primarily due to the increase in margin associated with the  grant revenue of $483,438.   This increase in the gross margin was partially offset by the increased research and development expenses and the increase in general and administrative expenses.

Comparison of Results of Operations Between the Nine Months Ended September 30, 2011 and 2010.

Revenue.  We recorded $3,981,636 in revenue during the nine months of 2011, as compared to $3,937,964 in revenue during the nine months of 2010.  The increase in revenue is primarily attributable to $872,000 in revenue recognized in 2011 as a result of the licensing transactions signed in 2010 and 2011 for Vitaros® for erectile dysfunction.  In addition, we recorded one-time grant revenue in the amount of $483,438 related to grants awarded to us under the QTDP program.  These increases were partially offset by an approximately $1,239,000 decrease in contract services revenue by the Bio-Quant CRO in the nine months of 2011 as compared to the nine months of 2010.   The decrease in revenue is the result of our change in strategy in 2010 when we began diverting the Bio-Quant’s capacity to our own technology and pipeline development projects.  On June 30, 2011 we sold Bio-Quant to BioTox and as a result of the sale, we are no longer recognizing revenues related to the CRO business.

Research and Development Expenses.  Our research and development expenses were $3,693,704 for the nine months of 2011, as compared to $1,417,879 during the same period in 2010.  Our increased research and development expenditures in 2011 are primarily the result of our increased activities in the manufacturing and scale-up of our approved drug Vitaros® in Canada.  In addition to the additional expenses related to CRO services incurred for research purposes, we incurred expenses related to regulatory activities in the nine months of 2011 to advance our product pipeline.  We expect to continue to see an increase in research and development spending in 2011 as a result of the commercial production of Vitaros® and expansion of our NexACT® ® technology into the areas of oncology, inflammation, immunology, and metabolic diseases.  We will also see an increase in research and development spending as we begin to prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®,  PrevOnco™, MycoVa™ and RayVa™.

General and Administrative Expenses.  Our general and administrative expenses were $8,864,749 during the nine months of 2011, as compared to $6,969,776 during the same period in 2010.   The increase is due to increased compensation expenses associated with additional personnel in the current period compared to the comparable prior year period, severance expenses and increased investor relations activity partially offset by a reduction in legal expenses in the nine months of 2011 as compared to the nine months of 2010.

Loss on sale of Bio-Quant Subsidiary.  On June 30, 2011, we sold Bio-Quant to BioTox and incurred a non-cash loss of $2,759,920 which was reported in the second quarter of 2011. The loss is primarily due to the sale of the remaining balance of Bio-Quant Know-How and Bio-Quant trade name in the amount of approximately $2,642,000, net of amortization.  In addition to the intangible assets, we sold net assets of approximately $985,000 offset by liabilities of approximately $367,000.  The loss resulting from the disposal of these tangible and intangible assets was computed based on the realized down payment received in the transaction of $500,019.

Other Income (Expense).  We had net interest expense of $278,995 during the nine months of 2011, as compared to $8,750,343 during the same period in 2010.  The interest expense during 2010 is mainly the result of interest expense recognized on the beneficial conversion feature of the convertible mortgage notes.  Non-cash interest expense was $8,530,999 for the nine months ended September 30, 2010. We had rental income of $336,163 during the nine months ended September 30, 2011 as compared to $172,250 during the same period in 2010.   In 2010, we leased our existing building to a third-party and now recognize rental income on a monthly basis.  The increase in rental income in 2011 is due to the income received for the first nine months in 2011 as compared to a partial period in 2010.

 Net Loss.  The net loss was $13,425,520 or $0.68 per share in the nine months of 2011, as compared to $16,122,378 or $1.65 per share during the same period in 2010.  The decrease in net loss is primarily attributable to the decreased non-cash interest charges as discussed above. This decrease in net loss is partially offset by the increased research and development expenses, general and administrative expenses in addition to the loss on the sale of the subsidiary as discussed above.

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

There have been no material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011.

ITEM 1A.	RISK FACTORS

The following risk factors represent the only material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 10, 2011.

RISKS RELATED TO THE REALIZATION OF FUTURE EARN-OUT PAYMENTS FROM SALE OF BIO-QUANT SUBSIDIARY

Our realization of future earn-out income over the next ten years from the sale of our Bio-Quant subsidiary to  BioTox Sciences (“BioTox”) may be adversely effected by the ability of BioTox to realize revenue and cash flows from the operation of the joint companies as well as other internal and external factors that could affect the success of this contract research organization (“CRO”).

As part of our sale of our wholly-owned subsidiary, Bio-Quant to BioTox, we were paid $500,019 as an up-front payment and after the second anniversary of the closing of that transaction, are to be paid the higher of $500,000 per year or a double digit royalty payment per year over the next 9 year period for a total of minimum future payments of $4.5 million or up to $20 million based on the projections of BioTox as of the closing date of the transaction.  The annual payments are secured by a first priority secured lien on the assets of Bio-Quant as well as the assets of BioTox for a certain period of time after the closing date of the transaction.

We may not realize the minimum or maximum annual payments based on either internal or external factors relating to the operation of Bio-Quant by BioTox and various other domestic and international factors that may affect the CRO business in general.  In addition, BioTox does not have a long operating history, it may have difficulties integrating the two companies and growing the two companies according to its projections.  Also, the success of Bio-Quant may be affected by changes that are occurring in the CRO business in general in the United States.

RISKS RELATED TO OUR EFFORT TO ACQUIRE OR MERGE WITH THIRD PARTIES

From time to time, we will be evaluating, and potentially closing strategic transactions to acquire or merge with revenue generating companies that have complementary products or technology.

We are continuously looking to acquire or merge with revenue generating companies that have complementary products or technologies. In addition, we will evaluate certain opportunities to in-license or out-license or partner our products or technology with third parties.

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

RISKS RELATED TO OUR REQUIREMENT TO MAINTAIN AND OPERATE AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS

We are exposed to potential risks from legislation requiring companies to evaluate internal controls over financial reporting.

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with our 404 compliance efforts, we have incurred and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal material weaknesses in our internal controls. If material weaknesses are identified in the future we would be required to conclude that our internal controls over financial reporting are ineffective and we could be subject to sanctions or investigations by the Securities and Exchange Commission, the NASDAQ Capital Market or other regulatory authorities, which would require additional financial and management resources and could adversely affect the market price of our common stock.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.              EXHIBITS

10.1	Amended and Restated Employment Agreement by and between the Company and Dr. Bassam Damaj, dated as of January 31, 2011.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: November 14, 2011	/S/ STEVE MARTIN
Steve Martin
Senior Vice President and Chief Financial
Officer

EXHIBIT INDEX

10.1	Amended and Restated Employment Agreement by and between the Company and Dr. Bassam Damaj, dated as of January 31, 2011.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – furnished only.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.