Form 10-K
period 2011-12-31
APRICUS BIOSCIENCES, INC.
filed 2012-03-13
CIK 1017491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11975 El Camino Real, Suite 300, San Diego, CA 92130

(Address of Principal Executive Offices)   (Zip Code)

(858) 222-8041

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.001	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights Pursuant to Rights Agreement

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

As of March 8, 2012, 26,523,821 shares of the common stock, par value $.001, of the registrant were outstanding.  The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2011, was approximately $84 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The Company was previously a “smaller reporting company” that determined that it no longer qualified as such as of its June 30, 2011 determination date, at which time the Company met the definition of an “accelerated filer”. In accordance with SEC Release 33-8876, the Company has elected to comply with the disclosure requirements for a smaller reporting company in connection with the preparation of this annual report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I.

ITEM 1.	BUSINESS.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and Subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth under the heading “Factors That Could Affect Our Future Results” in Item 1A of this Report.  In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Corporate History

We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development using our proprietary drug delivery technology called NexACT®. Our pipeline of approved and late stage NexACT® based product candidates includes Vitaros®, which is approved in Canada for the treatment of erectile dysfunction, Femprox® for female sexual arousal disorder, MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), RayVa™ for Raynaud’s Syndrome and PrevOnco™ for liver cancer. Our pipeline of late stage preclinical products includes Nupen™ for post-chemotherapy recovery of Neutrophil.

On December 14, 2009, we merged with Bio-Quant, Inc. (“Bio-Quant”), a private, contract research organization (“CRO”) in San Diego that was focused on providing drug development research services to other companies. On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” In June 2011, we sold Bio-Quant to BioTox Sciences, a San Diego-based CRO. In December 2011, we entered into the specialty pharmaceutical business with the acquisition of Topotarget USA, Inc., renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”). We continue to grow our specialty pharmaceutical products business and the associated sales force with the addition of the products Totect®, Granisol®, Aquoral™ and NitroMist™ in early 2012.

Growth Strategy

We are a hybrid specialty pharmaceutical company in the areas of oncology, sexual dysfunction, autoimmune and anti-infectives, among others. Our pipeline is made up of drugs and drug candidates developed internally based on our clinically validated proprietary NexACT® delivery platform, as well as drugs that we have acquired or in-licensed from third parties. In the United States, we sell our drugs using a specialty sales force, while in selected markets outside of the United States, we have partnered with other pharmaceutical companies for commercializing our products in areas where we do not have a sales force.

We transformed from a clinical-stage development company into a hybrid specialty pharmaceutical company with our acquisition of the U.S. subsidiary of Topotarget AS and its drug Totect® (marketed in the U.S. and approved for anthracyclin extravasation) in late December 2011. The acquisition of Topotarget USA, Inc., now named Apricus Pharmaceuticals USA, Inc., provided a foundation for our commercial operations in the United States. We added to our product offerings in early 2012 by acquiring co-promotion rights to Granisol® (marketed in the U.S. and approved as an anti-emeteic following chemotherapy and radiotherapy) and Aquoral™ (marketed in the U.S. and approved for management of Xerostomia), as well as ex-North American rights to NitroMist™ (approved in the United States for acute angina). We intend to expand our commercialization activities in the United States, and to establish commercial capabilities in selected markets outside the United States, with the addition of other products, including outside of the oncology and oncology supportive care markets.

Our strategy for growth is to acquire, in-license or promote marketed drugs that we believe are underperforming commercially, re-launch and commercialize them using our small but growing sales forces to increase sales and revenues. Our projected sales force will be the combination of hospital sales representatives, on call hospital nurses and a call center. The Company is in negotiations to add two additional drugs to its pipeline in 2012. In addition, we have an extensive pre-clinical and late stage clinical NexACT® pipeline that we are actively promoting for partnerships to support the development and commercialization of these drug candidates.

A. Approved and Marketed Products

We currently own or co-promote five products that have been approved for marketing either in the U.S. or abroad: (1) Vitaros® for erectile dysfunction, (2) Totect® for anthracycline extravasation, (3) NitroMist™ for acute relief of an attack or acute prophylaxis of angina pectoris (chest pain) due to coronary artery disease (narrowing of the blood vessels that supply blood to the heart), (4) Granisol® for the prevention of (i) nausea and vomiting associated with initial and repeat courses of emetogenic cancer therapy, including high-dose cisplatin and (ii) nausea and vomiting associated with radiation, including total body irradiation and fractionated abdominal radiation and (5) Aquoral™ for Xerostomia, the medical term for dry mouth due to a lack of saliva. These products are described below.

Apricus Bio – Approved Products
Product	Indication	Partnering and Marketing Status	Technology Source
Vitaros®	Erectile dysfunction	Partnered in Canada; marketing in Canada expected to commence in 2012	NexACT®

Partnered in U.S.; NDA filed and pending in the US (but not approved yet)

Partnered in Italy and Germany (NDA filed and pending in EU and Switzerland

Partnered in selected MENA countries and Israel (Registration in progress MENA countries)

Partnered in Australia and New Zealand and Registration in progress (not approved)

Registration in progress in select Latin American countries

Registration in progress in South Africa

Totect®	Anthracycline extravasation	Marketed in U.S. by Apricus	Acquisition

NDS and equivalent Latin American filings in progress (Canada & certain Latin American countries)

NitroMist®	Acute Relief of an Attached or Acute Prophylaxis of Angina Pectoris (chest pain)	Marketed in the U.S. by Akrimax Pharma; Apricus seeking approval to market ex-U.S.	Acquisition of Ex-North American rights

Granisol®	Anti-emetic (only oral Granisetron on the market)	Marketed in U.S. by Apricus	Co-Promotion and Acquisition of Ex-U.S. Rights

Aquoral™	Xerostomia	Marketed in U.S. by Apricus	Co-Promotion

1. Vitaros® for Erectile Dysfunction

We entered into a number of license and partnership agreements with pharmaceutical companies to market Vitaros® for erectile dysfunction in the following countries: Canada, United States, Italy, Germany, the Gulf countries and part of the Middle East and Israel. In addition, we are currently in negotiations with companies in certain other countries to also market Vitaros® for this indication in those countries.

a)	Canada

In January 2012, we signed a commercialization partnership in Canada with Abbott Laboratories, Ltd. (“Abbott”). Under the terms of agreement, Abbott will commercialize and market Vitaros® in Canada. Under the agreement, the Company may receive up to approximately $16 million in up-front, regulatory and sales milestone payments, plus tiered royalty payments based on Abbott's sales of the product in Canada. Abbott’s launch of Vitaros® in Canada is currently anticipated in the second half of 2012 following approval by Health Canada.

b)	United States

In February 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents covering Vitaros® for erectile dysfunction to Warner Chilcott.   Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and are eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of an NDA approval from the FDA.  In addition, Warner Chilcott has paid us a total of $350,000 for the manufacturing equipment for Vitaros®.  The purchase agreement with Warner Chilcott gives us the right to reference their work on Vitaros® in our future filings outside the U.S., which may benefit us in international partnering opportunities because any additional data generated may further validate the safety of the product and enhance its potential value. In addition, we are entitled to a payment of $2.5 million upon approval of the NDA by the FDA. As of December 31, 2011, the FDA had not approved the NDA for Vitaros®, although we understood that Warner Chilcott continued to pursue the approval of the drug.

On February 22, 2012, we entered into a Clinical Supply Agreement with Warner Chilcott to supply them with certain quantities of Vitaros®.. Pursuant to the Clinical Supply Agreement, the Company expects to receive at least $250,000 in 2012.

c)	Europe

In April 2011, the Company filed a marketing application in Europe for Vitaros® for erectile dysfunction.  If it is approved by the various European regulatory authorities, it would give the Company the right to sell Vitaros® in multiple countries in the European Union. Under a European system called the “Decentralized Procedure” (DCP), a company files its application for marketing approval of a drug in just one European country, which is designated the Reference Member State (“RMS”). The Company has chosen The Netherlands as its RMS. The RMS then evaluates the application and prepares an assessment report that is submitted to other chosen European Union countries for their consideration and approval. The entire review process on average requires approximately 240 days, not including additional time (clock stop) associated with responses to regulatory review questions. One of the major advantages of the DCP is that a company may receive identical marketing authorizations for its product in multiple chosen European Member countries at the same time. We expect to receive approval through the DCP in either the fourth quarter of 2012 or the first quarter of 2013 assuming no additional clock stops.

i)	Italy

On December 22, 2010, we entered into an approximately €5.5 million exclusive license agreement for Italy with BRACCO SpA (“Bracco”) for Vitaros® for erectile dysfunction.  Under the terms of the licensing agreement, Bracco has been granted exclusive rights in Italy to commercialize and market the Vitaros® formulation for erectile dysfunction under the Bracco trademark. The Company received in April 2011, €750,000 as an up-front payment and has the right to receive up to a total of €4.75 million in regulatory and sales milestone payments and payments for certain regulatory filing costs.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Bracco’s sales of Vitaros® in Italy.

ii)	Germany

On February 15, 2012, we signed an exclusive license and collaboration agreement with Sandoz, a division of Novartis, for Germany to market Vitaros® in Germany for the treatment of erectile dysfunction. Pursuant to the collaboration, we are eligible to receive up to €22 million in upfront payments and specific regulatory and commercial milestones, as well as double-digit royalties on net sales of the drug by Sandoz in Germany.

iii)	Switzerland

On July 19, 2011, we filed a marketing application in Switzerland for Vitaros® as a treatment for patients with erectile dysfunction. The application was filed with Swissmedic, the Swiss Agency for Therapeutic Products, with the expectation than an approval in Switzerland may be relied upon by the regulatory authorities in numerous European countries that are not members of the European Union, as well as by many other countries worldwide. The approval time for Swissmedic is currently approximately 15 months from the time of submission. Accordingly, we currently expect a response by the end of 2012.

We continue to be in active discussions with commercial partners for other European territories and are pursuing additional commercialization partnerships.  There is, however, no assurance of the timing or success of completing additional licensing agreements or obtaining regulatory approval in Europe.

d)	The Middle East

i)	Gulf States and Certain Middle Eastern Countries

On January 3, 2011, we entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize Vitaros® for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, we are entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros® in the Elis Territory. Elis is responsible for the registration process in its territories. Based on the registration process, we currently expect approval in late 2012 or the beginning of 2013 in those territories.

ii)	Israel

On February, 14,  2011 we entered into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize Vitaros® in  Israel and the Palestinian Territories (the “Neopharm Territory”) for erectile dysfunction and, when and if available, for premature ejaculation.  Under the Neopharm License Agreement, we are entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros.  Additionally, we are entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory. Neopharm is responsible for the registration process in its territories. Based on the registration process, we currently expect approval in 2013 in those territories.

e)	Asia

i)	Japan, Korea, China, India and Certain Other Asian Countries

The Company is actively seeking commercial partners in Asia for Vitaros® following regaining the full rights to this drug on December 15, 2011 from Vergemont International Limited (later renamed, “NAP Pharma Ltd”) in that territory for $500,000 in cash payments, as well as certain milestone payments and royalties.

ii)	Australia and New Zealand

On June 25, 2009, we entered into an exclusive license agreement with Global Harvest Pharmaceuticals, LTD (“Global Harvest”) pursuant to which Global Harvest will market the Company’s Vitaros® product in Australia and New Zealand in return for a royalty payment to the Company on Global Harvest’s net sales of the product in those countries. Global Harvest is obligated to file for approval within 24 months of any European or U.S. approval of Vitaros®.

f)	Latin America

On August 8, 2011, we announced that we will file for market authorization to sell Vitaros® in Latin America. We also engaged Quintiles Global Regulatory Affairs, a leading international regulatory consultancy, to prepare regulatory filings for Vitaros® for marketing approval in the following Latin American countries: Mexico, Brazil, Argentina, Colombia, Chile and Peru. We currently expect to file for marketing authorization in these countries by the second half of 2012.

2. Totect® for Anthracycline Extravasation

On December 29, 2011, we acquired Topotarget USA, Inc., now Apricus Pharmaceuticals, which was a subsidiary of Topotarget A/S, a public Danish company. Apricus Pharmaceuticals owns the rights to the drug Totect® in North and South America.

Totect® (dexrazoxane HCl) was approved by the FDA in 2007 for the treatment of anthracycline extravasation, which is the leaking of chemotherapy from the veins of cancer patients into tissues and other areas of the body.  Anthracyclines are among the most used chemotherapy drugs to treat cancer. There are over 500,000 anthracycline infusions in the U.S. every year and if an extravasation that occurs following an anthracycline infusion is left untreated, patients with this condition may risk serious infection, tissue necrosis, or in some cases death. It is estimated that in the U.S., there are approximately 3,500 cancer centers that provide chemotherapy treatments where anthracyclines are administered.  We are preparing to file for market approval in Canada and certain Latin American countries for Totect® while engaging in partnering discussions.

3. Granisol® for Anti-Nausea

On February 21, 2012, we entered into a Co-Promotion Agreement with PediatRx, Inc. to co-promote Granisol® in the United States. Additionally, we acquired from PediatRx the ownership of all rights to Granisol® outside of the United States. First approved by the FDA in 2008, Granisol® is the only oral, liquid granisetron solution. The FDA has approved the use of Granisol® in cancer care to prevent (1) nausea and vomiting associated with initial and repeat courses of emetogenic cancer therapy, including high-dose cisplatin and (2) nausea and vomiting associated with radiation, including total body irradiation and fractionated abdominal radiation.

We are preparing to file for marketing approval in Canada, Europe, the MENA countries and certain Latin American countries while engaging in partnering discussions in those countries.

4. Aquoral™ for Xerostomia

On February 21, 2012, we entered into a definitive agreement with PediatRx, Inc., whereby PediatRx assigned to us its rights under PediatRx’s Co-Promotion Agreement with Bio-Coastal Pharmaceuticals, Inc. for the promotion of Aquoral™ in the United States. As a result of this agreement, we have acquired the rights to co-promote Aquoral™ in the United States with Bi-Coastal Pharmaceuticals. Aquoral™, an oncology supportive care product, is an FDA-cleared, prescription-only device for Xerostomia, the medical term for dry mouth due to a lack of saliva. Aquoral™ is a non-systemic, non-water based solution and novel formulation of oxidized glycerol triesters delivered in a convenient pump-spray format to both aid in rehydration and help heal and restore damage done to the mouth and mucus membranes by a lack of saliva. Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren’s syndrome and it is the resulting of a number of central nervous system drugs.

5. NitroMist™ for Chest Pain

We further expanded our commercial arm worldwide with the acquisition of ex-North American rights to NitroMist™, an FDA-approved and marketed nitrate vasodilator indicated for acute relief of an attack or acute prophylaxis of angina pectoris (chest pain) due to coronary artery disease (narrowing of the blood vessels that supply blood to the heart). We acquired certain rights to NitroMist™ in February 2012 from NovaDel Pharma Inc., which provided us with the rights to sell and license NitroMist™ in territories outside of the United States, Canada and Mexico. NovaDel has estimated the worldwide market for NitroMist™ to be more than $200 million. We intend to file for marketing authorization in Europe and certain other countries in the acquired territory in 2012 and have already initiated commercial partnering discussions.

B. Clinical Stage and Pre-Clinical Products in our Pipeline

The Company has a number of additional product candidates based on its NexACT® drug delivery system that have been advanced to late stages of clinical development. Such product candidates include MycoVa™ for nail fungus, Femprox® for female sexual arousal disorder and PrevOnco™ for liver cancer. The Company also has several pre-clinical stage candidates, such as RayVa™ for Raynaud’s Syndrome and Nupen™ for post-chemotherapy recovery of Neutrophil.

Product Candidates
Product	Indication	Marketing Status	Technology Source
MycoVa™	Onychomycosis (Phase III Comparator Complete)	Partnered in Canada; preparing for the pre-NDA meeting to request regulatory guidance	NexACT®

Preparing for pre-NDA meeting to request regulatory guidance in EU and US

Partnered in certain MENA countries; preparing for pre-NDA meeting to request regulatory guidance

Femprox®	FSAD (Female Sexual Arousal Disorder) (Successful Phase III)	Preparing to file and seeking regulatory guidance (EU/Canada) Preparing second Phase III (US)	NexACT®

PrevOnco™	Hepatocellular Carcinoma	Phase III and SPA in discussions with the FDA	NexACT®

RayVa™	Raynaud’s Syndrome	Obtained IND Number	NexACT®

Nupen™	Post-Chemotherapy Recovery	Preparing to file IND	NexACT®

1. MycoVa™ for Anti-Fungal Treatment

MycoVa™ is our proprietary topical nail composition in development for the treatment of onychomycosis (nail fungal infection).

a) Clinical Development

We had previously licensed the MycoVa™ rights to Novartis International Pharmaceutical Ltd. (“Novartis”).

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

We have completed our analysis of the comparator trial conducted by Novartis as a non-inferiority trial.   We believe that the additional analysis has indicated that MycoVa™ has successfully demonstrated 'non-inferiority' for the treatment of onychomycosis compared to the current standard of care in Europe for topical therapy, Loceryl®. In the study, 1,029 patients with mild to moderate nail fungus were given either MycoVa™ (a topical 10% terbinafine hydrogen chloride formulation) or Loceryl® (5% amorolfine nail lacquer) for 48 weeks of treatment. The primary objective endpoint was a complete cure. The secondary endpoints were killing the fungus and improving the appearance of the nail. The reanalysis of the results showed no significant difference in either the primary or secondary endpoints between MycoVa™ and Loceryl®, which is a registered trademark of Galderma.  Based on this data, we are preparing for a pre-NDA meeting to request guidance and actively exploring our options to file for marketing authorization in Canada, Europe, the Middle East and certain parts of Africa at this time. In the U.S., we are preparing for a pre-NDA meeting with the FDA to request guidance to file based on our previous successful human blood and nail bioequivalence trials and our successful secondary endpoints for our three phase III trials.

b) Current MycoVa™ Collaborations

i)	Canada

On January 3, 2012, we announced the signing of an exclusive license agreement with Stellar Pharmaceuticals, Ltd. to sell MycoVa™ in Canada for the treatment of onychomycosis, subject to receipt of Canadian regulatory approval for such product. The exclusive license agreement provides for up to $8 million in upfront payments, regulatory approval milestones, sales achievement milestones and double-digit royalty payments on sales of the product, if approved.

ii)	Gulf States and Certain Middle Eastern Countries

On January 10, 2012, we announced the signing of an exclusive license agreement with Elis Pharmaceuticals to sell MycoVa™ for the treatment of onychomycosis in the Gulf countries and certain countries in the Middle East for the treatment of onychomycosis. Under the terms of the agreement, Elis has exclusive rights in part of the Middle East, including Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen, and in the Gulf Countries (United Arab Emirates, Oman, Bahrain, Qatar), excluding Israel, to commercialize and market MycoVa™. We have the right to receive up to $2.1 million in payments for signing, regulatory and sales milestones. Further, the Company we will receive tiered double digit royalties based on Elis' sales of the product, if approved.

2. Femprox® for Female Sexual Arousal Disorder

Our product pipeline also includes Femprox®, which is an alprostadil-based cream product candidate intended for the treatment of female sexual arousal disorder. We have completed nine clinical studies to date, including one 98-patient Phase 2 study in the U.S. for Femprox®, and also a 400-patient study for Femprox® in China, where the cost for conducting clinical studies was significantly lower than in the U.S.  We do not intend to conduct additional studies for this product candidate until we have secured a co-development partner, which we are actively seeking. We are currently assessing whether the current clinical data would be sufficient to file for market authorization is Canada, Europe, the Middle East and Africa and we are actively seeking worldwide partners for Femprox®.

3. PrevOnco™ for Liver Cancer Treatment

In March 2010 we acquired from Innovus Pharmaceuticals, Inc. (formerly Fastrack Pharmaceuticals, Inc.) PrevOnco™, a marketed anti-ulcer compound, lansoprazole, for the treatment of solid tumors.  Pursuant to the terms of the agreement, we agreed that we would share equally in all future payments received from potential licensing partners, after first deducting our development expenses at a 15% premium over actual costs incurred by us.  Based on in vivo mouse data, we believe the product candidate has demonstrated potential for treating human hepatocellular carcinoma (“HCC”), or liver cancer.   In addition, we believe that PrevOnco™ is eligible to receive Orphan Drug status for the treatment of HCC, which could provide an extended period of market exclusivity if PrevOnco™ is the first drug approved for this indication.  In March 2010, we filed an Investigational New Drug Application, including a proposed Phase 2 clinical protocol for PrevOnco™.

In April 2010 we announced that the FDA cleared us to proceed with our proposed Phase 2 clinical study of PrevOnco™ as a first line therapy for treating HCC. Additionally, in an IND review communication, the FDA provided us with the opportunity to move PrevOnco™ directly into a Phase 3 trial that would support marketing approval, subject to positive study results if used as a second-line therapy.  In order to pursue this regulatory path, we formed our clinical advisory board and filed a Phase 3 special protocol assessment (“SPA”) with the FDA. The study design is to use PrevOnco™ in combination with Doxorubicin as a second-line therapy for patients who have failed NEXAVAR®, the currently marketed first-line anticancer treatment in the U.S. for patients with either HCC or advanced renal cell carcinoma (cancer of the kidney).   If successful, this SPA Phase 3 registration protocol for a comparator study against doxorubicin in NEXAVAR® failure would be expected to support the filing of an NDA for marketing approval in the U.S. and Europe, subject to positive data.  NEXAVAR® is marketed by Bayer HealthCare Pharmaceuticals, Inc. We are currently in discussion with the FDA on the SPA Phase 3 protocol we submitted and expect to have a final protocol agreed upon within 8-12 months. We currently have no plans to commence this Phase 3 study without first obtaining a commercialization partner to help defray the costs of the study. In addition, we have developed a proprietary oral NexACT® based formulation of PrevOnco™ for which we will conduct a human PK equivalency trial starting in the second or third quarter of 2012 to bridge to our approved Phase II and Phase III protocol in discussion with the FDA. The new proprietary NexACT® base formulation may provide us with NCE patent coverage and use patents until 2030 if issued.

4. RayVa™ for Raynauds Syndrome

In May 2010, we announced that we obtained an IND number for RayVa™, our topical alprostadil-based treatment for Raynaud’s Syndrome, which refers to a disorder in which the fingers or toes (digits) suddenly experience decreased blood circulation, and is characterized by color changes of the skin of the digits upon exposure to cold or emotional stress. Given the disease characteristics, Raynaud’s Syndrome is an appealing product opportunity for us and one that we believe can benefit strongly from the active ingredient in Vitaros®.  We met with the FDA in July 2010 to discuss the proposed regulatory path for our product candidate.  The FDA agreed with our proposal to move the product candidate directly into Phase 3 testing based on our work to-date with alprostadil-based products. We expect to file the IND with the phase III protocol in 2012. We currently have no plans to commence this Phase 3 study without first obtaining a commercialization partner to help defray the costs of the study.

5. Nupen™ for Post-Chemotherapy Recovery of Neutrophil

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

C. NexACT® Drug Delivery Technology

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

In 2010 and 2011, we expanded our research and development capabilities with NexACT® into the areas of oncology, inflammation, immunology and metabolic diseases.  In addition, through our partners, we are conducting additional studies to extend the validation of the NexACT® technology into the oral, subcutaneous, ocular and rectal delivery of classes of drugs for these and other indications and we have a number of internal product candidates we have developed in the last few years.

Bio-Quant CRO Business

Bio-Quant, founded in 2001, was one of San Diego's most experienced CROs for non-GLP (good laboratory practices) contract drug discovery and pre-clinical development services, specializing in oncology, inflammation, immunology and metabolic diseases. We acquired Bio-Quant in December 2009 in a merger transaction, as described below in Note 4 in the Notes to Consolidated Financial Statements in Item 8. During the first half of 2011, Bio-Quant’s revenue had been derived from pre-clinical contract services, sales of diagnostic kits and housing services, with approximately 80% of Bio-Quant’s revenue being generated from pre-clinical contract services.

In June 2011, we sold Bio-Quant to BioTox Sciences ("BioTox"), a San Diego-based CRO. Under terms of the agreement, we expect to receive a minimum of $5 million in aggregate up-front and future earn-out payments, with the potential for higher payments pursuant to an earn-out in the BioTox agreement. Based on BioTox’s projected revenues at the time of the sale, and subject to collection risks, we estimated that we could receive as much as $20 million in payments over a ten-year period from closing. Additionally, we have retained all NexMed-related research conducted by Bio-Quant as well as the Bio-Quant diagnostic kit business, which we have renamed “BQ Kits, Inc.” BioTox is a San Diego-based CRO founded in 2007 that focuses primarily on GLP studies and has been interested in expanding its operations in non-GLP studies.

We believe the sale of Bio-Quant enables us to focus our efforts where we believe we will generate the greatest return on investment — speeding our specialty biopharmaceutical drugs to market. While Bio-Quant has been instrumental in advancing the uses of our NexACT® technology and preclinical pipeline, we believe we have now entered the commercialization stage with our first product approval and intend to focus our efforts on the generation of revenues from our drug pipeline.

During 2010 and the beginning of 2011, the Bio-Quant CRO business helped advance the Company’s proprietary NexACT® technology and increase its product and product candidate portfolio from four products to 13. With the divestiture of Bio-Quant, the Company has decided to outsource its primary preclinical CRO work for its NexMed subsidiary and narrow its focus on commercializing its late stage products — Vitaros® for erectile dysfunction, Femprox® for female sexual arousal disorder, MycoVa™ for nail fungus, PrevOnco™ for liver cancer and RayVa™ for Reynaud's Syndrome — in addition to continuing to develop the eight other, earlier stage product candidates in its pipeline.

Patent Portfolio

We currently own approximately 142 issued patents and 153 patent applications, including six allowed patent applications, on our NexACT® technology, our acquired products and on our other products and technologies throughout the world and nineteen we have exclusively licensed from third parties. Patents covering Vitaros®, for erectile dysfunction, have been issued in Australia, Canada, Eurasia, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Turkey, Taiwan, and the United States. We have licensed our patent rights to Vitaros® to commercial partners in a number of these countries and are actively seeking commercial partners in other jurisdictions.

In the United States, we hold ten main U.S. patents out of a series of U.S. patent families that we have filed in connection with our NexACT® technology and our NexACT®-based products under development. To further strengthen our global patent position on our proprietary products under development and to expand the patent protection to other markets, we have filed foreign patent applications, many of which correspond to our issued U.S. patents and pending U.S. patent applications, in countries throughout the world. These foreign filings have resulted in numerous issued patents and currently pending patent applications.

The following table identifies the ten main U.S. patents issued for NexACT® technology and/or our NexACT®-based products under development as of March 1, 2012, and the estimated year of expiration for each U.S. patent:

Patent Name	Estimated Year of Expiration
Topical Compositions for Prostaglandin E.sub.1 Delivery (DDAIP and Vitaros®)	2017
Topical Compositions for NSAI Drug Delivery (Pain Relief) (exclusively licensed to a third party)	2017
Topical Compositions Containing Prostaglandin E1 (Vitaros®)	2020
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction (Femprox®)	2018
Medicament Dispenser (AccuDose®)	2019
Crystalline Salts of Dodecyl 2-(N, N-Dimethylamino)-Propionate * (DDAIP HCI)	2019
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction (Femprox®)	2022
Topical Stabilized Prostaglandin E Compound Dosage Forms (Room Temperature DDAIP Formulations and Vitaros®)	2023
Antifungal Nail Coat and Method of Use (MycoVa™)	2024
Stabilized Prostaglandin E Composition (Room Temperature DDAIP Formulations and Vitaros®)	2026

* Composition of matter patent on our NexACT® technology

The following table identifies the five pending U.S. patent applications for NexACT® technology and/or our NexACT®-based products under development as of March 1, 2012, and the estimated year of expiration if granted for each U.S. patent application:

Patent Application Name	Estimated Year of Expiration if Granted
Compositions and Methods for Treatment of Premature Ejaculation (Vitaros®)	2024
Antifungal Nail Coat and Method of Use (MycoVa™)	2028
Active Enantiomer of Dodecyl 2-(N,N-Dimethylamino)-Propionate (DDAIP) (PCT)	2031
Methods and Compositions for Treating Raynaud's Disease (RayVa™) (pending as provisional)	2031
Reconstitution Device* (Dispenser for Vitaros® and Femprox®)	2032

* Foreign provisional application with U.S. utility to be filed

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

Segment and Geographic Area Information

You can find information about our business segments in Note 20 of the Notes to Consolidated Financial Statements in Item 8.

Employees

As of March 9, 2012, we had 25 full time employees.   We also rely on a number of consultants.  None of our employees are represented by a collective bargaining agreement.  We believe that we have a good relationship with our employees.

Executive Officers of the Registrant

The Executive Officers of the Company as of March 9, 2012 are set forth below.

Name	Age	Title

Dr. Bassam Damaj	44	Director, Chairman, President and Chief Executive Officer

Steve Martin	51	Senior Vice President, Chief Financial Officer and Treasurer

Randy Berholtz	50	Executive Vice President, General Counsel and Secretary

Edward Cox	31	Vice President, Corporate Development and Investor Relations

Bassam B. Damaj has been the President, Chief Executive Officer and a director since December 2009.  Dr. Damaj was appointed Chairman of the Board of Directors in October 2010.  He was a co-founder of Bio-Quant, Inc. and served as the Chief Executive Officer and Chief Scientific Officer and a director of Bio-Quant from its inception in June 2000 until its divestiture in June 2011.  He has also served as the Group Leader for the Office of New Target Intelligence and a Group Leader for immunological and inflammatory disease programs at Tanabe Research Laboratories, U.S.A., Inc., as a senior scientist and member of the senior staff board of the drug discovery department at Pharmacopeia Inc., and as a visiting scientist at Genentech Inc., Pfizer Inc. and the National Institutes of Health (NIH).  Dr. Damaj holds a Ph.D. degree in Immunology/Microbiology from Laval University and completed a postdoctoral fellowship in molecular oncology from McGill University.

Steve Martin has been our Senior Vice President, Chief Financial Officer and Treasurer since June 2011.  Mr. Martin has over 25 years of financial leadership experience with significant expertise in growing public companies in a variety of industries, including life sciences. Since 2008, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software, a publicly-traded software company. Mr. Martin also served as Interim CEO over the final 10 months with BakBone and through the successful sale of the company that was completed in January of 2011. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly-traded company specializing in the development, manufacture and marketing of specialized research and clinical diagnostic products. Mr. Martin's experience also includes the position of Controller with publicly-traded Gen-Probe Incorporated, a life sciences company, as well as 10 years with the public accounting firm of Deloitte & Touche. Mr. Martin holds a Bachelors of Science degree from San Diego State University.

Randy Berholtz, Esq. has been our Executive Vice President, General Counsel and Secretary since April 2011. From 2004 to 2010, he was the Vice President, General Counsel and Secretary of ACON Laboratories, Inc., a diagnostics company based in San Diego and Hangzhou, China. He was the Chief Operating Officer and General Counsel of Inglewood Ventures, LP, a life sciences venture capital firm, from 2003 to 2004. Mr. Berholtz was the Acting General Counsel and Secretary and earlier the Senior Corporate Counsel of Nanogen, Inc., a Nasdaq-listed genomics company from 2000 to 2003. He was an attorney with the law firms of Heller Ehrman, LLP and Cooley Godward, LLP in San Diego, with Cravath, Swaine & Moore in New York City and Kirkpatrick & Lockhart (now K&L Gates) in Pittsburgh, Pennsylvania. Mr. Berholtz holds a bachelor's degree (summa cum laude) from Cornell University, a master's degree from Oxford University where he was a Rhodes Scholar and a law degree from the Yale Law School.

Edward Cox has been our Vice President, Corporate Development and Investor Relations since December 2009.  Mr. Cox was the President, director and Secretary of Bio-Quant, Inc. from January 2007 until the merger with Apricus Bio.  Prior to that, he acted as a Business Strategist and Consultant for both public and private companies in the areas of Healthcare, Life Science, Technology and Resources. Mr. Cox holds a Master of Science degree in Business from the University of Florida.

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

FACTORS THAT COULD AFFECT OUR FUTURE RESULTS

RISKS RELATED TO THE COMPANY

We may continue to require external financing to fund our operations, which may not be available.

We expect our current cash reserves to provide us with sufficient cash to fund our operations into at least 2014.  While our subsidiaries NexMed (USA), Inc. (“NexMed”) and Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”) expected to generate revenues that partially offset our operating expenses, we do not believe that these subsidiaries will generate positive cash flow needed to fund our ongoing operations in 2012, including the development of our current product candidates under development at our NexMed subsidiary, the oncology supportive products being marketed at our Apricus Pharmaceuticals subsidiary and the annual costs to remain a public company, including legal, audit and listing fees.  Given our current lack of profitability, we may not be able to commence human clinical trials for certain of our later stage product candidates under development and to study other product candidates currently under pre-clinical development.  If we are unable to accomplish these objectives, we would be unable to advance certain programs and may be forced to curtail certain of our operations.

We will continue to incur operating losses.

We have not marketed or generated product sales revenues or royalty revenues in the U.S. or foreign countries from our product candidates under development, we have never been profitable and have incurred an accumulated deficit of approximately $219 million since our inception through December 31, 2011. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing and commercialization of our NexACT® product candidates currently approved or in human clinical trials and those earlier stage products and technology under development and the ability to grow Apricus Pharmaceuticals’ oncology supportive products sales business to a level sufficient to generate positive operating income. In addition, since Apricus Pharmaceuticals’ oncology supportive products is a new business for the Company, it is uncertain whether these efforts will be successful and that NexMed’s or Apricus Pharmaceuticals’ revenues may grow at the levels that we have projected.

Our ability to become profitable will depend, among other things, on our (1) development of our proposed NexACT® product candidates, (2) obtaining of regulatory approvals of our proposed NexACT® product candidates and certain Apricus Pharmaceuticals oncology supportive products, (3) success in licensing, manufacturing, distributing and marketing our proposed product NexACT® candidates, if approved, (4) increasing sales of Apricus Pharmaceuticals’ oncology supportive products and (5) increasing the profitability of Apricus Bio through acquisitions and organic growth of its current operations.  If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.

We have only limited history of selling products and have only limited resources for commercialization.

With our acquisition of Topotarget USA, Inc., in December 2011, we acquired a small U.S.-based sales force and a sales support organization for oncology supportive products. That sales force has a few years of sales experience selling the Totect® drug, but it has no experience selling other oncology supportive products. With our two recent co-promotion agreements with PediatRx, Inc. for Granisol® and with Bi-Coastal Pharmaceuticals Inc. for Aquoral™, we will now be providing our sales force with these additional oncology supportive products. Because our sales force has not had any experience selling Granisol® and Aquoral™, we cannot predict their level of success selling these two drugs. Due to our limited commercial experience and resources, there can be no assurance we will successfully commercialize any of the products that we have acquired or may acquire.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully operate our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists.  We are highly dependent upon our senior management and scientific staff, particularly Bassam Damaj, Ph.D., our Chairman, President and Chief Executive Officer.  Although we have employment agreements with some of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from obtaining new clients and successfully operating our business.  Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located.  We may need to hire additional personnel as we expand our commercial activities.  We may not be able to attract and retain qualified personnel on acceptable terms.

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, also depends on our ability to subcontract and retain scientific staff with the skills necessary to keep pace with continuing changes in drug development technologies.

We currently have no Vitaros® sales force or marketing organization and will need, but may not be able, to attract marketing partners or afford qualified or experienced marketing and sales personnel for Vitaros® and our NexACT® product candidates under development.

Our first NexACT® product, Vitaros®, has been approved by Health Canada for the treatment of erectile dysfunction in that country.  Even though we have filed to obtain approval for Vitaros® in numerous foreign countries, we have no internal Vitaros® sales and marketing capabilities.  In order to market Vitaros® or any other NexACT® product candidate that may be approved, we will need to build a NexACT®-focused sales and marketing infrastructure and/or attract marketing partners that will need to spend significant funds to inform potential customers, including third-party distributors, of the distinctive characteristics and benefits of our product candidates. Our operating results and long term success will depend, among other things, on our ability to establish (1) successful arrangements with domestic and additional international distributors and marketing partners and (2) if we cannot find such partners or choose to market and sell the Vitaros® and other NexACT® products directly to customers, an effective internal marketing and sales organization.  Consummation of Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships, and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us.  If we enter into third party arrangements, our revenues from Vitaros® sales would be lower as we would share the revenues with our licensing, commercialization and development partners.  If we are unable to launch the drug, in certain countries, we may realize little or no revenue from sales in such markets where it is or may be approved.

Pre-clinical and clinical trials are inherently unpredictable.  If we or our partners do not successfully conduct these trials or gain regulatory approval, we or our partners may be unable to market our product candidates.

Through pre-clinical studies and clinical trials, our product candidates must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for prediction of results in later-stage testing.  Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states.  Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies.  Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates.  Commercial sales in the United States of our product candidates cannot begin until final FDA approval is received and commercial sales outside the United States cannot begin until specific foreign regulatory approval is obtained.  To date, Vitaros® has only been approved for commercialization in Canada and the failure of the FDA or a foreign regulatory agency to approve Vitaros® or any of our other product candidates for commercial sales will have a material adverse effect on our prospects.  We have sold rights to our Vitaros® product for erectile dysfunction to Warner Chilcott for sales into the US.  Warner Chilcott has not been successful in obtaining approval for Vitaros® in the United States and any inability to have the drug approved by the FDA for that indication could have a negative effect on the sales of Vitaros® by the Company’s licensing and commercialization partners and could have a negative effect on the Company’s stock price.

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

We currently own approximately 142 issued patents and 153 patent applications, including six allowed patent applications, on our NexACT® technology, our acquired products and on our other products and technologies throughout the world and nineteen we have exclusively licensed from third parties. To further strengthen our global patent position on our proprietary products under development, and to expand the patent protection to other markets, we have filed under the Patent Cooperation Treaty corresponding international applications for our issued U.S. patents and pending U.S. patent applications.  We previously held two patents covering the first generation of the NexACT® technology enhancer, which expired in 2008 and 2010.  While we believe there are significant disadvantages, technical difficulties and lack of human exposure and safety to using the permeation enhancers covered by these expired patents, third parties may nevertheless develop competitive products using the enhancer technology now that it is no longer patent protected

While we have obtained patents and have many patent applications pending, the extent of effective patent protection in the U.S. and other countries is highly uncertain and involves complex legal and factual questions.  No consistent policy addresses the breadth of claims allowed in or the degree of protection afforded under patents of medical and pharmaceutical companies.  Patents we currently own or may obtain might not be sufficiently broad enough to protect us against competitors with similar technology.  Any of our patents could be invalidated or circumvented.

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

We and our licensees depend upon third party manufacturers for chemical manufacturing supplies and for the manufacture of our products.

We and our licensees are dependent on third party chemical manufacturers for the active drugs in our NexACT®-based products under development for the supply of our NexACT® enhancers that are essential in the formulation and production of our topical products.  These products must be supplied on a timely basis and at satisfactory quality levels.  If our validated third party chemical manufacturers fail to produce quality products on time and in sufficient quantities, our results would suffer, as we or our licensees would encounter costs and delays in revalidating new third party suppliers

We also do not manufacture any of our NexACT® products, our oncology supportive products and other of our products ourselves. As such we are dependent on third party manufacturers for the supply of these products. These third party manufacturers are often subject to Good Manufacturing Practices, or cGMP, FDA and other regulatory regulations and review and are also subject to other timelines that could cause such manufacturers to fail to produce products on time and in sufficient quantities. For example, prior to our purchase of Topotarget USA, Inc., that company’s manufacturer of its Totect® drug was subject to an FDA warning letter and, as a result, Topotarget USA, Inc. and now the Company seeks to qualify a second manufacturer for that product. As a result, our results would suffer, as we or our licensees would encounter costs and delays in revalidating new third party suppliers or manufacturers.

We face a high degree of competition.

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

Our pharmaceutical expenditures may not result in commercially successful products.

We cannot be sure our business expenditures will result in the successful acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful acquisition, development or launch of commercially successful brand products, our results of operations and financial condition could be materially adversely affected.

We may be subject to potential product liability and other claims, creating risks and expense.

We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products.  Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We have liability insurance to cover claims related to our products and product candidates that may have arisen from clinical trials that had taken place in prior years, with coverage on average of $2 million for any one claim and coverage of $3 million in total.  We currently maintain product liability insurance for Vitaros®, our product that is approved in Canada for erectile dysfunction, and for our products Totect®, Granisol® and Aquoral™ in the United States. We also have plans to extend the insurance policy described above in those countries and in others where our partners will market and sell those products and any others that receive approval from the appropriate regulatory authorities therein.  We may need to acquire such insurance coverage prior to the commercial introduction of our product candidates in other countries. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

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

As part of our sale of our wholly-owned subsidiary, Bio-Quant, Inc., to BioTox, we were paid approximately $500,000 as an up-front payment and, after the second anniversary of the closing of that transaction, are to be paid the higher of $500,000 per year or a double digit royalty payment per year over the next 9-year period for a total of minimum future payments of $4.5 million.  The annual payments are secured by a first priority secured lien on the assets of Bio-Quant as well as the assets of BioTox for a certain period of time after the closing date of the transaction.

We may not realize the maximum potential payment, or even the minimum guaranteed payment, based on either internal or external factors relating to the operation of Bio-Quant by BioTox and various other domestic and international factors that may affect the CRO business in general.   Also, the success of Bio-Quant may be affected by changes that are occurring in the CRO business in general in the United States, namely the competition from lower cost CROs in China, India and other countries. We have established a full reserve against the amount receivable for BioTox.

From time to time, we will be evaluating, and potentially closing transactions to acquire or merge with companies that have complementary products or technology.

We are currently looking to acquire companies that have complementary products or technologies. In addition, we will evaluate certain opportunities to in-license or out-license or partner our products or technology with third parties as these opportunity may arise.

In evaluating and closing such transactions, we may incur additional expenses and may need additional financing to consummate these transactions. These transactions may also be a distraction for the management team and take internal resources away from other priorities. Any of these effects could have an adverse impact on our results of operations.

Our inability to manage the future growth that we are attempting to achieve could severely harm our business.

We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

•	We will need to improve our operational and financial systems, procedures and controls to support our expected growth and any inability to do so will adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand; and
•	We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products, successfully commercialize our existing products, or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, sales, marketing and administrative personnel. Competition for such employees is intense and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy. If we are unable to manage growth effectively, our business results of operations and financial condition could be materially adversely affected.

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

In 2009 and 2010, the U.S. Congress adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our products is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Recently, there have been efforts in the U.S. Congress to defund the health insurance program described above.  As a result of the political uncertainty surrounding the implementation of the health care legislation, it is unclear as to what laws, regulations, procedures and funding will be put into place in the near future.  Such uncertainty may impact the reimbursement for certain prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. As described above, if reimbursement for our approved products is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Sales of our products will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations.  Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Adoption of our products by the medical community may be limited if third-party payers will not offer coverage. Cost control initiatives may decrease coverage and payment levels for drugs, which in turn would negatively affect the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers to any drug candidate we have in development. Any denial of private or government payer coverage or inadequate reimbursement for our products could harm our business and reduce our revenue.

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

We are authorized to issue 85,000,000 shares of our capital stock, consisting of 75,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. On December 29, 2011, we entered into a Controlled Equity Offering Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”), under which we may, from time to time, sell up to $20 million worth of our common stock over a two year period. In light of our possible future need for additional financing, we may also issue additional shares of common stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our common stock.  These issuances would dilute existing stockholders and could depress the value of our common stock.

In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain outstanding warrants and convertible instruments currently representing the right to acquire 712,396 shares of common stock provide (with certain exceptions) for an adjustment of the exercise or conversion price if we issue shares of common stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our common stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise price will be reduced and the dilution to stockholders increased.

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

The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent public accounting firm to attest to, our internal controls over financing reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with our compliance efforts, we have incurred and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal material weaknesses in our internal controls. If material weaknesses are identified in the future we would be required to conclude that our internal controls over financial reporting are ineffective, which would likely require additional financial and management resources and could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently have a corporate office and a warehouse facility at 2 locations that we currently lease in San Diego, that constitute approximately 16,000 square feet of office space.  In addition we own a 31,500 square foot manufacturing facility in East Windsor, NJ.  As discussed in Note 7 of the Notes to the Consolidated Financial Statements, we signed an agreement to lease the manufacturing facility for 10 years commencing February 1, 2010.  The lease agreement also contains an option allowing the lessee to purchase the facility during the term of the lease. In addition, Apricus Pharmaceuticals USA, Inc. has a corporate office that it currently leases in Rockaway, New Jersey, which constitutes approximately 4,500 square feet.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APRI.”

On March 9, 2012, the last reported sales price for our Common Stock on NASDAQ was $3.41 per share, and we had approximately 225 holders of record of our Common Stock.

The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter from January 1, 2010 to December 31, 2011.  These numbers have been adjusted to reflect a 15-for-1 reverse stock split that was effected on June 21, 2010.

	Price of Common Stock ($)
	High	Low
2010
First Quarter	12.60	3.94
Second Quarter	9.31	2.10
Third Quarter	3.88	1.66
Fourth Quarter	4.34	1.60

2011
First Quarter	5.65	3.40
Second Quarter	6.10	4.25
Third Quarter	5.18	3.25
Fourth Quarter	5.68	3.23

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

General

We are a Nevada corporation and have been in existence since 1987. On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” We have operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development in the area of drug delivery and now additionally we are focusing on the specialty pharmaceutical business primarily in oncology and oncology supportive care. Our proprietary drug delivery technology is called NexACT ® and we have one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction, which we expect will be launched this year by our partner Abbott. We have recently added additional approved products including Totect®, Granisol® and Aquoral™ as described below being marketed in the area of oncology support and NitroMist® in the cardiovascular area, and we expect to relaunch our products in the U.S. in the middle of this year.

Our pipeline of NexACT® product candidates includes Femprox® for female sexual arousal disorder, MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), RayVa™ for Raynaud’s Syndrome, and PrevOnco™ for liver cancer. We are seeking to enhance our business development activities by offering potential partners clearly defined regulatory paths for our product candidates under development. We are seeking to expand the potential uses of the NexACT® technology into the topical, transdermal, oral, subcutaneous, ocular and rectal delivery of multi-classes of drugs for these and other indications.

In addition, we are actively engaged in acquiring companies and in-licensing drugs that will complement our product portfolio. We purchased Topotarget USA, Inc., a company that owns the rights to Totect® , the only drug approved in the US for the treatment of anthracycline extravasation, and we have in-licensed the rights to co-promote the drug Granisol®, the only FDA-approved, oral, ready-to-use liquid solution of granisetron, and Aquoral™, an FDA-cleared, prescription-only spray for the treatment of Xerostomia (the medical term for dry mouth due to a lack of saliva) in the US. We also acquired the rights to Granisol® outside the US and recently added the Ex-North American rights for NitroMist®, an FDA-approved nitrate vasodilator indicated for acute relief of an attack or acute prophylaxis of angina pectoris (chest pain) due to coronary artery disease (narrowing of the blood vessels that supply blood to the heart).

We continue to enter into and are seeking additional commercialization partnerships for our existing pipeline of products and product candidates, including Vitaros®, MycoVa™, Femprox® and PrevOnco™ and we are enhancing our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.

Our lead product, Vitaros®, was approved for commercialization in Canada in November, 2010 and is now partnered in the United States, Canada, Germany, certain countries in the Middle East, the Gulf countries, Israel and Italy. Most recently, the Company entered into (1) an exclusive licensing agreement with Abbott Laboratories Limited (”Abbott”) to market Vitaros® in Canada, who plan to launch the product in Canada in 2012 and we expect to begin to receive royalties in 2012, and (2) Sandoz, a division of Novartis, for Germany. Our near term focus for Vitaros® is to commence sales in Canada this year through our commercial partner Abbott and to continue to generate revenue from partnerships for the product with other commercial partners. We also expect payment from our partners on the approval of Vitaros ® in Europe and other territories. Typically, in our partnership arrangements we receive up-front payments in exchange for license rights to our products plus sales milestones and royalties to be paid upon commercialization of the product.

For Vitaros® we filed for commercialization approval in Europe in the second quarter of 2011. We believe that if Vitaros® is approved in Europe in the first half of 2013, we may start to receive royalty revenues beginning in late 2013 for the major markets described above where we have license agreements in place.

This strategy of licensing products and product candidates is expected to continue in future years for Femprox®, MycoVa™, RayVa™ and PrevOnco™ which are our other late stage products.

The Company launched its commercialization arm beginning in oncology supportive care in December 2011 with the acquisition of Topotarget USA, Inc., since renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), gaining a pre-existing sales infrastructure, small sales team, and a revenue-generating product with what the Company believes to be a strong future growth potential and an additional second use label opportunity. The oncology supportive care product platform was expanded through an agreement with PediatRx, Inc. in January 2012, with co-promotion rights to two additional products in this space, Granisol® and Aquoral™. We expect to re-launch each of these products in the United States markets in mid-2012 and have commercial rights to each of these products in additional territories including Canada and Latin America and worldwide for Granisol®. In the near term, we will be using the established Apricus Pharmaceuticals supply-chain infrastructure for delivery of these products and with the acquisition of Topotarget USA, we have a small oncology sales force in place that is able to market and sell multiple products to the same end user which in our case is the oncology supportive care nurse and hospital pharmacist who stock the product. We are forecasting to record product sales with positive gross margin contributions for each of these three products in 2012, though there can be no assurances.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception.  Through December 31, 2011, we had an accumulated deficit of $219.4 million and our operations have principally been financed through public offering of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners.  Funds raised in recent periods, include approximately $18.4 million in net proceeds from our February 2012 follow-on public offering, approximately $6.2 million during 2011 from the sale of common stock and approximately $1.4 million from the exercise of warrants outstanding - see Note 13 to the Consolidated Financial Statements - should not be considered an indication of our ability to raise additional funds in any future periods.

Our cash reserves are approximately $23.0 million as of the date of filing this Report on Form 10-K. We expect our cash inflows during 2012 will be from licensing and milestone revenues received from commercial partners for our late stage NexACT® product candidates and from product revenues from the sale of our oncology supportive care products sold in the United States. We expect our most significant expenditures in 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches and for the overall expansion of the commercial operations of the Company.

We have the objective of becoming cash flow positive during 2013 primarily from the expected growth in revenues from out-licensing agreements and from the profitable sales of oncology support products that we market now and from additional products to be added in the future. However, there can be no assurance that we succeed in accomplishing this objective in 2013, if at all.

Even if we are successful in obtaining additional partners who will support further development of our products, we may still encounter additional obstacles such as our development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.   Should we not be able to find development partners in 2012 and not achieve our product sales expectation, we would require additional external financing to fund our operations and we may not achieve our goals of being cash flow positive during 2013. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. The timing of receipts of up-front and milestone payments are difficult to estimate and we would seek to obtain additional outside equity capital as necessary to support the commercial opportunities for our product portfolio.

At December 31, 2011, we had cash and cash equivalents of approximately $7.4 million, compared to $9.1 million at December 31, 2010.   During 2011, we received net proceeds of approximately $6.2 million as a result of the sale of our Common Stock and pursuant to a Sales Agreement as discussed in Note 13 to the Consolidated Financial Statements.  We also received net proceeds of approximately $1.4 million from the exercise of warrants and $0.5 million at June 30, 2011 from the sale of the Bio-Quant subsidiary.  The receipt of this cash during 2011 was offset by our cash used in operations.  Our net cash outflow from operations during the year was approximately $9.7 million which resulted from the increase in expenditures for research and development activities while we commercialize our Vitaros® product for sale in the Canadian market and obtain market approval in other regions. During the first half of 2011, we operated our Bio-Quant CRO, which contributed revenue for us, yet did not generate cash in the first half of 2011. The ongoing revenues and costs related to Bio-Quant were eliminated with the sale of the operation on June 30, 2011 and the transaction was structured with an earn-out that allows for cash to be received by us over the next 10 years based on the success of the buyer, BioTox Sciences (“BioTox”). Our operational structure with a minimum number of employees and limited space need allows us to closely regulate our level of expenditures and to quickly adjust our spending rates as commercial opportunities develop. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Long-lived assets: We review for the impairment of long-lived assets and definite life intangibles whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset.

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

Intangible assets: We review for the impairment of indefinite lived intangible assets, including goodwill, on an annual basis.   The first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves comparing the implied fair value of the reporting unit's goodwill to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Critical Estimate:  Application of the goodwill and intangible assets impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.  At December 31, 2010, we determined that the value of goodwill was impaired and a charge of $9,084,476 was recorded to write off the entire value of goodwill.   Additionally, we recorded an impairment charge of $1,083,646 to write down the fair value of know-how to $1,637,000 at December 31, 2010.

Contingent Consideration: In the preparation of our Consolidated Financial Statements, we record the fair value of future consideration payments related to our acquisition as a liability based on the timing and probability of success of regulatory approvals and commercial milestones. Our contingent consideration liability arose in connection with the Topotarget acquisition. On a quarterly basis, we will revalue these obligations and record increases or decreases in the fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any regulatory or commercial milestones.

Critical Estimate: Application of the present value calculation requires significant judgment to establish probability and timing of the event as well as the risk associated with each event. Changes in these estimates and assumptions could materially affect the value of the acquired company. The purchase consideration for Topotarget contains six future milestones and two possible adjustment payments. All eight contingencies related to the purchase have been evaluated and given a 100% probability of occurring. Each of the contingencies has been evaluated and assigned an estimated event date at which time the liability is no longer contingent. Interest rates associated with the various risks have been used along with the estimated event date to calculate the present value of the consideration.

Revenue recognition: We have historically generated revenues from product sales, performance of pre-clinical testing services, and other commercial arrangements such as the licensing of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products, and payments for the sale of rights to future royalties.

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, we recognize revenue at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize such product revenues on the earlier of when we have met all the above criteria, including the ability to reasonably estimate future returns, when we can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired.

Revenues from Bio-Quant’s performance of pre-clinical services through the June 30, 2011 sale date are recognized according to the proportional performance method whereby revenue is recognized as performance has occurred, based on the relative outputs of the performance that has occurred up to that point in time under the respective agreement, typically the delivery of report data to our clients which documents the results of our pre-clinical testing services. As discussed further in Note 5 to the Consolidated Financial Statements, the Company evaluated the sale of Bio-quant as a discontinued operation and concluded that such accounting treatment would not be appropriate.

Product Sales — Diagnostic Products.    Revenues from sales of diagnostic products are recognized upon delivery of products to customers, less an allowance for returns and discounts.

Product Sales — Totect®,    With our acquisition of Topotarget, we acquired Totect®, which is sold primarily to third-party wholesalers that, in turn, sell this product to hospitals and other dispensing organizations. We have acquired agreements with wholesale customers and certain medical institutions throughout the United States. These agreements customarily provide the customer with rights to return and replace the product, subject to the terms of each contract. As of December 31, 2011 we have not recognized any revenue associated with this product and carry a return reserve liability to reflect an estimate of historical returns and replacements anticipated to occur on products sold prior to our acquisition on December 29, 2011.

Multiple Element Arrangements.    We have, in the past, entered into arrangements whereby we deliver to the customer multiple elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensee. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. At the inception of the arrangement, we analyze the multiple element arrangements to determine whether the elements can be separated. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement. If an element can be separated, we allocate amounts based upon the relative selling price of each element. We determine the relative selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the deliverable in the market place.

License Arrangements.    License arrangements may consist of non-refundable upfront license fees, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensee and various performance or sales milestones. These arrangements are often multiple element arrangements.

Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have required continuing involvement through research and development services that are related to our proprietary know-how and expertise of the delivered technology, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenues upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

Royalty Arrangements.    We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing. Royalty revenue is recognized upon the sale of the related products as reported to us by our distribution partner, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

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

Stock based compensation:  In preparing our Consolidated Financial Statements, we must calculate the value of stock options and restricted stock issued to employees, non-employee contractors and warrants issued to investors.  The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Black-Scholes option-pricing model is a generally accepted method of estimating the value of stock options and warrants.

Critical Estimate:  The Black-Scholes option pricing model requires us to estimate the Company’s dividend yield rate, expected volatility and risk free interest rate over the life of the option.  Inaccurately estimating any one of these factors may cause the value of the option to be under or over estimated.  See Note 15 of the Consolidated Financial Statements for the current estimates used in the Black-Scholes pricing model.

Comparison of Results of Operations between the Years Ended December 31, 2011 and 2010

Through June 30, 2011, the Company had two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.  Through June 30, 2011, the Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  On June 30, 2011, the Bio-Quant subsidiary was sold (See Note 5 in the Notes to the Consolidated Financial Statements) and accordingly the Bio-Quant CRO and Diagnostic Sales segment (“Bio-Quant”) information provided for 2011 reflects the operating activity from the pre-clinical CRO services through the first half of the year and the sales of diagnostic products for the year ended December 31, 2011.

On December 29, 2011, Topotarget USA, Inc. was acquired with common stock and renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”). The operations of Apricus Pharmaceuticals will be combined with the NexMed subsidiary for the new Pharmaceuticals segment. The Company determined that the NexMed and Apricus Pharmaceuticals businesses have a similar sales process, type of customer, regulatory environment and profit margins and, as such, should be disclosed as one segment (See Note 20 in the Notes to the Consolidated Financial Statements). Since the acquisition occurred so close to the year end, no sales or operating costs were attributable to Apricus Pharmaceuticals. The assets are combined as of December 31, 2011.

Revenue.  Consolidated net revenue decreased by $0.9 million or 18%, to $4.1 million in 2011 as compared to $5.0 million in 2010. The decrease in revenue is primarily due to the sale of Bio-Quant (See Note 5 in the Notes to the Consolidated Financial Statements) and the resulting decrease in sales in the Bio-Quant CRO and Diagnostic Sales (“Bio-Quant”) segment. Bio-Quant segment revenues decreased $2.3 million or 47% to $2.6 million in 2011 from $4.9 million in 2010. The primary driver of the decrease was Contract Service Revenue which decreased by $2.3 million or 52% to $2.1 million in 2011 from $4.4 million in 2010 as only six months of Contract Service Revenue was reflected in operations in 2011 before the sale on June 30, 2011. As a result of the sale of Bio-Quant, we are no longer recognizing revenues related to the Bio-Quant’s CRO business.   This decrease in the Bio-Quant segment was partially offset by increased revenue in the Pharmaceuticals segment due to license fee revenue and grant revenue which increased $1.3 million to $1.4 million in 2011 from $0.04 million in 2010.

Research and Development Expenses.  All of the research and development expenses are in the Pharmaceuticals segment which increased spending by $3.7 million or 176% to $5.8 million in 2011 as compared to $2.1 million in 2010 due to manufacturing costs related to regulatory filings in Europe for Vitaros® as a treatment for patients with erectile dysfunction.  We expect to continue to see an increase in manufacturing related research and development spending in 2012 as a result of the addition of marketed products in the U.S. We will also see an increase in research and development spending as we begin to prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®, PrevOnco™, MycoVa™ and RayVa™, and for Granisol® outside of the U.S. and Totect® in Canada, the U.S. and other territories.

General and Administrative Expenses.  Our general and administrative expenses were $11.5 million during 2011 as compared to $10.2 million during the same period in 2010 for a $1.3 million or 13% increase in spending.  The Pharmaceuticals segment had general and administrative expenses of $11.2 million, an increase of approximately $3.0 million or 37% from $8.2 million in 2010. The increase is due primarily to increased compensation expenses associated with additional personnel to support the growing organization. We also incurred higher expenses related to third party services for investor relations activities. The Bio-Quant segment reduced costs to $0.3 million from $2.0 million for a difference of $1.7 million or 84%. Approximately $1.0 million of the reduction was due to the sale of Bio-Quant on June 30, 2011. The remainder was due to general cost containment and some common costs included in the Pharmaceuticals segment in 2011.

Loss on sale of Bio-Quant Subsidiary.  On June 30, 2011, we sold Bio-Quant to BioTox and incurred a non-cash loss of $2.8 million which was reported in the second quarter of 2011. The loss is primarily due to the disposition as part of the sale of the remaining balance of the Bio-Quant Know-How and Bio-Quant trade name in the amount of approximately $2.6 million, net of amortization.  In addition to the intangible assets, we sold net assets of approximately $1.0 million offset by liabilities of approximately $0.4 million.  The loss resulting from the disposal of these tangible and intangible assets was computed net of the realized initial down payment received in the transaction of $0.5 million.

Other Income (Expense).  We had interest expense of $0.4 million during 2011, as compared to $8.9 million during the same period in 2010, for a decrease of $8.5 million or 96%.  The interest expense during 2011 is mainly due to the interest on the $4.0 million in convertible notes payable. The interest expense in 2010 is mainly the result of interest expense recognized on the beneficial conversion feature of the convertible notes payable in 2010 as discussed in Notes 10 and 11 of the Consolidated Financial Statements.  Non-cash interest expense was $0.04 million and $8.7 million for the years ended December 31, 2011 and 2010, respectively. We had rental income of $0.5 million during 2011 as compared to $0.4 million during the same period in 2010.   In 2010, we leased our existing building to a third-party and now recognize rental income on a monthly basis.  The increase in rental income in 2011 is due to the income received for the entire year in 2011 as compared to a partial period in 2010. Other net income decreased by $0.3 million from $0.3 million of income in 2010 to $0.03 million of expense in 2011 due to grant revenue was recorded in other income in 2010.

Net Loss.  The net loss was $18.1 million or $0.90 per share in 2011 as compared to net loss of $29.5 million or $2.49 per share in 2010.   There was a decrease in non-cash interest expense in 2011 as discussed above, and an impairment charge to goodwill and intangible assets of $10.2 million that occurred only in 2010 as discussed in Notes 4, 5 and 8 of the Consolidated Financial Statements. These two reductions in 2011 expense were partially offset by the loss on the sale of Bio-Quant of $2.8 million as discussed in Note 5 in the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations between the Years Ended December 31, 2010 and 2009

During 2010, the Company had two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.  The Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  For most of 2009 the Company operated in one segment, designing and developing pharmaceutical products with its NexACT® drug delivery technology. As there was only one segment for almost all of 2009, segment information regarding the results of operations for the year ended December 31, 2009 as compared to the same period in 2010 was not included.

Revenue.  We recorded $5.0 million in revenue in 2010, as compared to $3.0 million in revenue during 2009, an increase of $2.0 million or 67%.  The 2009 revenue is primarily attributable to the sale of the U.S. rights of Vitaros® to Warner Chilcott as discussed in Note 6 to the Consolidated Financial Statements.  The 2010 revenue is almost entirely attributable to the sales of CRO services by our Bio-Quant CRO.   We sold Bio-Quant on June 30, 2011 (see Note 5 in the Notes to the Consolidated Financial Statements), as a result of the sale, we are no longer recognizing revenues related to the Bio-Quant’s CRO business.

Research and Development Expenses.  Our research and development expenses increased $0.2 million or 11% to $2.1 million in 2010 to $1.9 million in 2009.  While initially we began to reduce our research and development expenses in 2009 and early 2010, we subsequently increased our research and development expenses again as a result of the acquisition of Bio-Quant in December 2009.  We expected an increase in research and development spending as a result of the acquisition of Bio-Quant and the expansion of our NexACT® technology into the areas of oncology, inflammation, immunology, and metabolic diseases in addition to new delivery routes of our NexACT® technology.

General and Administrative Expenses.  Our general and administrative expenses were $10.2 million during 2010 as compared to $4.2 million during the same period in 2009.   The increase is due to approximately $2.3 million of stock compensation expense recorded during 2010 as compared to approximately $0.9 million in 2009 as restricted share grants were awarded in May 2010 and afterward.  We also incurred higher expenses in 2010 in connection with three shareholder meetings held during the first nine months of 2010, whereas there were no such meetings in 2009.  Additionally, there was an increase in expenses in 2010 related to the general and administrative expenses of our Bio-Quant CRO business which was acquired in December 2009 and therefore incurred an entire year of such expenses in 2010.

Impairment on goodwill and intangible assets:  At December 31, 2010, we determined that the value of goodwill associated with the acquisition of Bio-Quant was impaired and a charge of $9.1 million was recorded to write off the entire value of goodwill.   Additionally, we recorded an impairment charge of $1.1 million to write down the fair value of know-how to $1.6 million at December 31, 2010.

Other Income (Expense).  We had interest expense, net of $8.8 million during 2010, as compared to $28.7 million during the same period in 2009.  A significant amount of the interest expense is the result of non-cash interest expense recognized on the beneficial conversion feature of the convertible mortgage notes and notes payable as discussed in Notes 10 and 11 of the Consolidated Financial Statements.  Non cash interest expense was $8.7 million and $28.4 million for the years ended December 31, 2010 and 2009, respectively.  The non-cash interest expense was significantly higher in 2009 due to the beneficial conversion feature of the convertible notes payable in 2009.  There was no such beneficial conversion feature related to the convertible notes payable in 2010.

Net Loss.  The net loss was $29.5 million or $2.49 per share in 2010 as compared to net loss of $32.0 million or $5.43 per share during 2009.  Although there was a decrease in non-cash interest expense in 2010 as discussed above, we incurred an impairment charge to goodwill and intangible assets of $10.2 million as discussed in Notes 2, 4 and 8 of the Consolidated Financial Statements which offset the decrease in net loss realized from the decrease in interest expense.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company through the year ended December 31, 2011, the registrant is not required to provide the disclosure set forth under this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Apricus Biosciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Apricus Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. We have also audited Apricus Biosciences, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting as of December 31, 2011 based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit of internal control over financial reporting also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apricus Biosciences, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Apricus Biosciences, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited the adjustments described in Note 1 that were applied to restate the 2009 consolidated financial statements for the 15 to 1 reverse stock split. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2009 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2009 consolidated financial statements taken as a whole.

/s/ EisnerAmper LLP

Edison, New Jersey

March 13, 2012

F -1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Apricus Biosciences, Inc. (formerly known as NexMed, Inc.) and Subsidiaries

We have audited, before the effects of the adjustments relating to the 15 to 1 reverse stock split, the accompanying consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements, before the effects of the adjustments relating to the 15 to 1 reverse stock split described in Note 1, referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

On December 14, 2009, the Company acquired Bio-Quant Inc., a San Diego based contract research organization. See Note 3 for further details.

/s/Amper, Politziner & Mattia, LLP

Edison, New Jersey

March 31, 2010

F -2

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Balance Sheets

	DECEMBER 31,
	2011	2010
Assets
Current assets
Cash & cash equivalents	$7,434,549	$9,145,683
Customer accounts receivable, net	326,926	288,778
Other receivables	-	250,000
Restricted cash	51,720	604,343
Inventory	136,149	3,108
Prepaid expenses and other current assets	241,766	185,396

Total current assets	8,191,110	10,477,308

Fixed assets, net	4,384,357	5,420,939
Intangible assets, net of accumulated amortization	2,630,000	2,701,512
Goodwill	1,129,950	-
Accrued rental income and other assets	280,193	263,879

Total assets	$16,615,610	$18,863,638

Liabilities and Stockholders' Equity
Current liabilities
Short-term borrowing from banks	$-	$401,000
Trade accounts payable	1,137,595	234,759
Accrued expenses	2,083,588	554,785
Payroll related liabilities	938,546	816,520
Deferred revenue - current portion	10,362	209,705
Contingent consideration - current portion	1,417,652	-
Provision for replacement inventory - current portion	258,432	-
Capital lease payable - current portion	4,273	31,263
Convertible notes payable	4,000,000	-
Deferred compensation - current portion	170,235	68,596

Total current liabilities	10,020,683	2,316,628

Long term liabilities
Deferred revenue	395,225	72,250
Contingent consideration	499,689	-
Provision for replacement inventory	27,831	-
Capital lease payable	20,410	102,211
Convertible notes payable	-	4,000,000
Deferred compensation	833,592	805,788

Total liabilities	11,797,430	7,296,877

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 21,347,986 and 18,521,951 issued and outstanding at December 31, 2011 and 2010, respectively	21,348	18,519
Additional paid-in-capital	224,154,238	212,788,450
Accumulated deficit	(219,357,406)	(201,240,208)

Total stockholders' equity	4,818,180	11,566,761

Total liabilities and stockholders' equity	$16,615,610	$18,863,638

The accompanying notes are an integral part of these consolidated financial statements.

F -3

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Operations

	FOR THE YEAR ENDED
	DECEMBER 31,
	2011	2010	2009

License fee revenue	$876,549	$40,200	$2,681,271
Grant revenue	483,438	-	-
Product sales	498,212	527,099	10,689
Contract service revenue	2,242,925	4,405,438	281,748
Total revenue	4,101,124	4,972,737	2,973,708
Cost of product	378,675	386,181	4,480
Cost of services	1,858,070	3,556,530	123,875
Gross profit	1,864,379	1,030,026	2,845,353

Costs and expenses
Research and development	5,820,763	2,110,396	1,883,458
General and administrative	11,463,448	10,152,485	4,196,359
Loss on sale of Bio-Quant subsidiary	2,759,920	-	-
Impairment on goodwill and intangible assets	-	10,168,122	-
Acquisiton costs	-	-	585,378
Total costs and expenses	20,044,131	22,431,003	6,665,195

Loss from operations	(18,179,752)	(21,400,977)	(3,819,842)

Other income (expense)
Interest income	13,734	28,020	25,291
Interest expense	(376,924)	(8,850,467)	(28,696,006)
Rental income	452,812	415,078	-
Other income (expense), net	(27,068)	300,000	10,201
Total other income (expense)	62,554	(8,107,369)	(28,660,514)

Loss before benefit from income taxes	$(18,117,198)	$(29,508,346)	$(32,480,356)

Benefit from income taxes	-	-	437,794

Net loss	$(18,117,198)	$(29,508,346)	$(32,042,562)

Basic and diluted loss per common share	$(0.90)	$(2.49)	$(5.43)

Weighted average common shares outstanding used for basic and diluted loss per share	20,023,456	11,847,703	5,906,455

The accompanying notes are an integral part of these consolidated financial statements.

F -4

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
(All periods adjusted for a 15 - 1 reverse stock split, see Note 1)	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2008	5,623,357	$5,623	$141,215,806	$(139,689,300)	1,532,129

Issuance of compensatory stock to employees and consultants	54,025	54	691,189	-	691,243
Issuance of compensatory stock to the board of directors	16,899	17	211,411	-	211,428
Issuance of common stock to the Bio-Quant shareholders as consideration for the acquisition	266,667	267	1,599,733	-	1,600,000
Issuance of common stock in payment of convertible notes payable	1,023,823	1,024	30,712,140	-	30,713,164
Issuance of common stock to warrant holders for early forfeiture	3,334	3	(3)	-
Net loss	-	-	-	(32,042,562)	(32,042,562)

Balance at December 31, 2009	6,988,105	$6,988	$174,430,276	$(171,731,862)	2,705,402

Issuance of compensatory stock to employees and consultants	257,540	257	2,186,724	-	2,186,981
Issuance of compensatory stock to the board of directors	33,556	33	152,976	-	153,009
Issuance of common stock, net of offering costs	5,704,910	5,705	11,632,007		11,637,712
Issuance of common stock in payment of notes payable to the former Bio-Quant shareholders	4,642,620	4,642	18,841,495	-	18,846,137
Issuance of common stock in payment of convertible notes payable	468,837	468	4,578,362	-	4,578,830
Issuance of common stock upon exercise of warrants	426,383	426	966,610	-	967,036
Net loss	-	-	-	(29,508,346)	(29,508,346)

Balance at December 31, 2010	18,521,951	$18,519	$212,788,450	$(201,240,208)	$11,566,761

Issuance of common stock upon exercise of stock options	7,500	8	12,668	-	12,676
Issuance of compensatory restricted stock to employees	307,039	307	-	-	307
Stock-based compensation expense for employees and Board of Director members	-	-	2,101,697	-	2,101,697
Stock-based compensation expense for non-employees	-	-	33,003	-	33,003
Issuance of common stock, net of offering costs	1,527,249	1,529	6,156,036	-	6,157,565
Issuance of common stock to the Topotarget shareholders as consideration for the acquisition	334,382	334	1,699,666		1,700,000
Issuance of common stock upon exercise of warrants	649,865	651	1,362,718	-	1,363,369
Net loss	-	-	-	(18,117,198)	(18,117,198)

Balance at December 31, 2011	21,347,986	$21,348	$224,154,238	$(219,357,406)	$4,818,180

The accompanying notes are an integral part of these consolidated financial statements.

F -5

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	FOR THE YEAR
	ENDED DECEMBER 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(18,117,198)	$(29,508,346)	$(32,042,562)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	602,325	989,242	387,708
Impairment charges	-	10,168,122	-
Non-cash interest, amortization of beneficial conversion feature and deferred financing costs	37,143	8,725,861	28,352,598
Non-cash write off of deferred revenue	133,670	-	-
Non-cash compensation expense	2,135,007	2,339,810	902,671
Non-cash deferred compensation	198,564	-	-
Research and development expense from the receipt of intellectual property in payment of due from related party	-	204,896	-
(Gain) loss on disposal of fixed assets	920	2,042	(31,345)
Non-cash loss on sale of Bio-Quant subsidiary	2,759,920	-	-
Reserve for related party receivable	275,990	-	-
Changes in operating assets and liabilities, net of acquisition
Decrease (increase) in accounts receivable	68,869	420,120	(132,960)
Decrease (increase) in other receivable	250,000	187,794	(437,794)
Decrease (increase) in inventory	(342)	-	-
Decrease (increase) in prepaid expenses and other current assets	(307,577)	(47,982)	73,817
Increase (decrease) in accounts payable	1,020,322	(1,002,282)	(64,705)
Increase (decrease) in accrued expenses	1,228,424	364,118	(470,696)
Increase (decrease) in accrued rental income and other assets	(17,324)	(189,478)	-
Increase (decrease) in deferred revenue	(10,038)	81,390	189,980
Increase (decrease) in due to related party	-	(99,682)	-
Increase (decrease) in payroll related liabilities	85,548	536,560	(16,175)
Increase (decrease) in deferred compensation	(69,121)	(61,218)	(74,160)
Net cash used in operating activities	(9,724,898)	(6,889,033)	(3,363,623)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	1,392	350,000
Capital expenditures	(262,750)	(436,960)	(5,526)
Cash acquired from TopoTarget	107,170	-	-
Net cash provided by (used in) investing activities	(155,580)	(435,568)	344,474

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	-	2,300,000	-
Proceeds from issuance of convertible notes payable, net of debt issue costs	-	3,887,024	686,678
Proceeds from exercise of warrants	1,363,369	967,036	-
Proceeds from the exercise of stock options	12,676	-	-
Proceeds from sale of Bio-Quant subsidiary	500,019	-	-
Issuance of common stock, net of offering costs	6,157,565	11,637,712	-
Release (deposit) of restricted cash	552,623	(604,343)	-
Proceeds from short-term borrowing	-	401,000	-
Repayment of short-term borrowing	(401,000)	-	-
Repayment of notes payable	-	(2,592,012)	(50,000)
Repayment of capital lease obligations	(15,908)	(6,021)	(601)
Net cash provided by financing activities	8,169,344	15,990,396	636,077

F -6

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Continued)

	FOR THE YEAR
	ENDED DECEMBER 31,
	2011	2010	2009

Net increase (decrease) in cash and cash equivalents	(1,711,134)	8,665,795	(2,383,072)

Cash and cash equivalents, beginning of period	9,145,683	479,888	2,862,960

Cash and cash equivalents, end of period	$7,434,549	$9,145,683	$479,888

Cash paid for interest	$332,725	$227,730	$303,652

Supplemental Information:
Issuance of 468,837 shares of common stock in payment of convertible notes payable, net of beneficial conversion feature of $1,860,819	$-	$2,697,988	$3,475,377
Issuance of notes to former Bio-Quant shareholders upon acquisition	$-		$12,129,010
Receipt of intellectual property in payment of due from related party	$-	$204,896	$-
Issuance of 4,642,620 shares of common stock in payment of notes to former Bio-Quant shareholders, net of beneficial conversion feature of $6,139,742	$-	$12,129,010	$-
Issuance of 266,667 shares of common stock to former Bio-Quant shareholders upon acquisition	$-	$-	$1,600,000
Issuance of 334,382 shares of common stock to former Topotarget shareholders upon acquisition.	$1,700,000	$-	$-
Payment of interest in common stock	$-	$597,408	$21,247
Sale of investment in consolidated subsidiary:
Accounts Receivable	$199,236	$-	$-
Prepaid expenses and other current assets	$4,833	$-	$-
Equipment and leasehold improvements, net	$780,983	$-	$-
Intangible assets, net	$2,642,003	$-	$-
Accounts Payable	$(204,923)	$-	$-
Payroll related liabilities	$(40,923)	$-	$-
Capital lease payable	$(118,270)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F -7

APRICUS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. (formerly NexMed, Inc.) and Subsidiaries (the “Company”) was incorporated in Nevada in 1987.  On September 10, 2010, the Company changed its name from NexMed, Inc. to Apricus Biosciences, Inc. The Company has operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development in the area of drug delivery and now additionally, the Company is focusing on the specialty pharmaceutical business. The Company’s proprietary drug delivery technology is called NexACT ® and the Company has one approved drug using the NexACT ® delivery system, Vitaros ®, which is approved in Canada for the treatment of erectile dysfunction. The Company has added additional approved products including Totect® pursuant to an acquisition on December 29, 2011 (see below), as well as Granisol® and Aquoral™ in 2012 which are being marketed in the area of Oncology Support.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company and Bio-Quant.

Since that time, the Bio-Quant CRO allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal research capabilities of the CRO. The Company used the Bio-Quant resources to advance its product candidates and expand the uses and routes of its NexACT® delivery technology. In connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write off the entire value of goodwill from this acquisition.  During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations.  Based on the change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries (see Note 5).

On December 29, 2011, the Company acquired Topotarget USA, Inc. (“Topotarget”) based in Rockaway, New Jersey, a subsidiary of Topotarget A/S. Topotarget owns own all existing rights to Totect® in North America and South America and the respective territories and possessions of the countries in North America and South America. The acquisition was made pursuant to an Agreement in which Topotarget A/S sold to the Company all of the outstanding capital stock of Topotarget.  The Company also changed the name of Topotarget USA, Inc. to Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”) (see Note 3).

Through June 30, 2011, the date of the sale of Bio-Quant, the Company operated in two segments – designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.  For periods from June 30, 2011 through December 31, 2011, the Company operates in two segments: designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. (“Pharmaceuticals”) and selling diagnostic products.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of approximately $219.4 million at December 31, 2011 and recorded a net loss of approximately $18.1 million for year ended December 31, 2011 and has principally been financed through the public offering of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners.  Funds raised in recent periods, including approximately $18.4 million in our February 2012 follow-on public offering, as discussed in Note 13, approximately $6.2 million during 2011 from the sale of common stock and approximately $1.4 million from the exercise of warrants outstanding, as discussed in Note 13, should not be considered an indication of our ability to raise additional funds in any future periods.

F -8

Our cash reserves are approximately $23.0 million as of the date of filing this Report on Form 10-K. We expect our cash inflows during 2012 will be from licensing and milestones revenues received from commercial partners for our late stage NexACT® product candidates and from product revenues from the sale of our oncology supportive care products sold in the United States. We expect our most significant expenditures in 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches and for the overall expansion of the commercial operations of the Company. Based on our projections, we believe that we will have sufficient cash to fund our operations into at least mid-2014. A change in any of these assumptions or any unexpected expenses, such as the cost of a clinical trial, may change these projected cash expectations and require us to seek additional sources of commercial partners or equity financing.

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

Cash and cash equivalents

Cash equivalents represent all highly liquid investments with an original maturity date of three months or less. Restricted cash is security for our lines of credit or the credit limit on our Company credit card. The Company determines the credit limit needed on the credit card, which is what sets the restricted cash balance. The 2011 balance is only for the credit card as the lines of credit were repaid in 2011.

Accounts Receivable

Our policy is that an allowance is recorded for estimated losses resulting from the inability of our customers to make required payments. Such allowances are computed based upon a specific customer account review of larger customers and balances in excess of 90 days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is more likely than not that our customers will be unable to pay, we will write-off the accounts receivable. The allowance balance was $0 and $4,060 at December 31, 2011 and 2010, respectively.

Inventory

Inventory is stated at lower of cost or market. Most of our inventory is raw material located at our contract manufacturer’s location. We determine cost using the first-in, first-out method. The Company analyzes its inventory levels periodically and writes down inventory to its net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements.

Fair value of financial instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts.

The carrying value of cash, restricted cash, accounts receivable, accounts payable and accrued expenses, short-term borrowings under lines of credit, capital lease payable and deferred compensation approximates fair value due to the relatively short maturity of these instruments.  The carrying value of convertible notes payable approximates fair value based on the relative current dates of issuance and future maturity.

Fixed assets

Property and equipment are stated at cost less accumulated depreciation.  Depreciation of equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years.  Depreciation of our building in East Windsor, New Jersey is provided on a straight-line basis over the estimated useful life of 39 years.  Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term.  The costs of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred.

F -9

Long-lived assets

The Company reviews for the impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.  If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset.  No such impairment losses have been recorded by the Company during the years ended December 31, 2011, 2010 and 2009.

Other intangible assets

The intangible assets of the Company at December 31, 2010 and through June 30, 2011 consisted of Know-How and Trade Name related to the Bio-Quant CRO segment. On June 30, 2011, the Bio-Quant business was sold to BioTox and the intangibles associated with the business were included in the sale and removed from the consolidated accounts of the Company. During 2010 and for the first half of 2011, the Company amortized Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $59,509 and $359,848 for the years ended December 31, 2011 and 2010, respectively.  During 2010, the Company took an impairment charge of $1,083,646 to write down the fair value of Know-How to $1,637,000.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010.  Rather than serve the greater CRO market, Bio-Quant was primarily performing internal CRO services for the Company’s own pharmaceutical product development segment, NexMed (USA), Inc.  As such, the ongoing revenue, profits and cash flows for Bio-Quant were significantly reduced from the initial projections for Bio-Quant that were calculated when it was acquired by the Company in December 2009.

On December 29, 2011, the Company acquired Topotarget and the rights to sell and market Totect®. The license to the acquired technology was identified by the Company as an intangible asset and the fair value of the asset was $2,190,000. Similarly, the license to the acquired trade name was identified by the Company as a marketing-related intangible asset and the fair value associated with this asset was $440,000. These assets will be amortized over a straight-line basis of 15 years which approximates the remaining life of the related patent portfolio. See Notes 3 and 8.

Goodwill

Goodwill was recorded in connection with two acquisitions. The goodwill associated with the acquisition of Topotarget on December 29, 2011, is included in the Pharmaceuticals segment. The goodwill associated with the acquisition of Bio-Quant on December 14, 2009, was included in the CRO segment. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.  See Notes 3 and 4.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performs its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods.

At December 31, 2010, the Company determined that the value of the Bio-Quant goodwill was impaired and a charge of $9,084,476 was recorded to write off the entire value of goodwill.  The decision to write off the goodwill was based on an assessment of the fair value of the Bio-Quant pre-clinical CRO business segment.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in the fourth quarter of 2010.  Rather than serve the greater CRO market, Bio-Quant was primarily performing CRO services for the Company’s own pharmaceutical product development segment.  As such, the ongoing revenue, profits and cash flows for Bio-Quant were significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

F -10

Debt Issuance Costs

Amounts paid related to debt financing activities are capitalized and amortized over the term of the loan. The expenses incurred related to the convertible notes payable are being amortized over the three-year term of the notes to interest expense on a straight-line basis which approximates the effective interest rate method.

Contingent Consideration

In the preparation of the consolidated financial statements, the Company recorded the fair value of future consideration payments related to the acquisition of Topotarget as a liability based on the timing and probability of each event occurring and the present value of each consideration payment as of the estimated event date. As of December 31, 2011 the estimated net present value of the estimated future payments to be made in the form of Apricus common stock is $1.9 million. The estimated consideration due is subject to future adjustment and will be updated as changes in assumptions occur and circumstances change related to those assumptions (see Note 3 for further discussion).

Provision for Inventory Replacement

Totect® historically has been sold with a replacement policy of up to 72 months. The Company assumed this replacement liability obligation for kits sold in the past as part of the acquisition of Topotarget on December 29, 2011. The Company reviewed the historical records for the number of units replaced over time and derived a return percentage. The Company then determined the number of units currently eligible to be replaced and estimated the obligation for inventory replacement based on the cost of the unit, and the estimated number of units that may be returned to calculate the fair value of the liability for inventory replacement.

Revenue recognition

We have historically generated revenues from product sales, performance of pre-clinical testing services, and other commercial arrangements such as the licensing of technology rights. Payments received under such arrangements may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products, and payments for the sale of rights to future royalties.

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Certain product sales are subject to rights of return. For products sold where the buyer has the right to return the product, we recognize revenue at the time of sale only if (1) our price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by us, (5) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. We recognize such product revenues on the earlier of when we have met all the above criteria, including the ability to reasonably estimate future returns, when we can reasonably estimate that the return privilege has substantially expired, or when the return privilege has substantially expired.

Revenues from Bio-Quant’s performance of pre-clinical services through the June 30, 2011 sale date are recognized according to the proportional performance method whereby revenue is recognized as performance has occurred, based on the relative outputs of the performance that has occurred up to that point in time under the respective agreement, typically the delivery of report data to our clients which documents the results of our pre-clinical testing services.

Product Sales — Diagnostic Products.    Revenues from sales of diagnostic products are recognized upon delivery of products to customers, less allowance for returns and discounts.

Product Sales — Totect®,    With our acquisition of Topotarget, we acquired Totect®, which is sold primarily to third-party wholesalers that, in turn, sell this product to hospitals and other dispensing organizations. We have acquired agreements with wholesale customers and certain medical institutions throughout the United States. These agreements customarily provide the customer with rights to return and replace the product, subject to the terms of each contract. As of December 31, 2011 we have not recognized any revenue associated with this product and carry a return reserve liability to reflect an estimate of historical returns and replacements anticipated to occur on products sold prior to our acquisition on December 29, 2011.

Multiple Element Arrangements.    We have, in the past, entered into arrangements whereby we deliver to the customer multiple elements of revenue, such as up-front payments, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. Non-refundable license fees received upon execution of license agreements where we have continuing involvement are deferred and recognized as revenue over the estimated performance period of the agreement. This requires management to estimate the expected term of the agreement or, if applicable, the estimated life of its licensed patents. At the inception of the arrangement, we analyze the multiple element arrangements to determine whether the elements can be separated. If a product or service is not separable, the combined deliverables will be accounted for as a single unit of accounting.

F -11

A delivered element can be separated from other elements when it meets both of the following criteria: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. We consider licensed rights or technology to have standalone value to our customers if we or others have sold such rights or technology separately or our customers can sell such rights or technology separately without the need for our continuing involvement. If an element can be separated, we allocate amounts based upon the relative selling price of each element. We determine the relative selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use the price established by management, if it is probable that the price, once established, will not change before the separate introduction of the deliverable in the market place.

License Arrangements.    License arrangements may consist of non-refundable upfront license fees, milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor and various performance or sales milestones. These arrangements are often multiple element arrangements. Non-refundable, up-front fees that are not contingent on any future performance by us, and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. Such deliverables may include physical quantities of compounds, design of the compounds and structure-activity relationships, the conceptual framework and mechanism of action, and rights to the patents or patents pending for such compounds. We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. In addition, if we have required continuing involvement through research and development services that are related to our proprietary know-how and expertise of the delivered technology, or can only be performed by us, then such up-front fees are deferred and recognized over the period of continuing involvement. Payments related to substantive, performance-based milestones in a research and development arrangement are recognized as revenues upon the achievement of the milestones as specified in the underlying agreements when they represent the culmination of the earnings process.

Royalty Arrangements.    We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales amounts generally required to be used for calculating royalties include deductions for returned product, pricing allowances, cash discounts, freight and warehousing. Royalty revenue is recognized upon the sale of the related products as reported to us by our distribution partner, provided the royalty amounts are fixed or determinable and the amounts are considered collectible.

There have been no royalties received during the years ended December 31, 2011, 2010 and 2009.

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

The Company also follows the provisions of “Accounting for Uncertainty in Income Taxes” which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, disclosure and transition. At December 31, 2011 and 2010 the Company did not have any significant unrecognized tax benefits.

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

F -12

At December 31, 2011, 2010 and 2009, outstanding options to purchase 840,833, 107,604 and 196,713 shares of Common Stock, respectively, with exercise prices ranging from $2.09 to $21.00 have been excluded from the computation of diluted loss per share as they are antidilutive.  At December 31, 2011, 2010 and 2009, outstanding warrants to purchase 777,284, 1,675,658, 465,275 shares of Common Stock, respectively, with exercise prices ranging from $2.27 to $22.80 have also been excluded from the computation of diluted loss per share as they are antidilutive.  Promissory notes convertible into 658,979, 640,000 and 99,667 shares of Common Stock in 2011, 2010 and 2009, respectively have also been excluded from the computation of diluted loss per share, as they are antidilutive.

Accounting for stock based compensation

The value of restricted stock grants are calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant and recognized over the expected service period.  For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with the appropriate accounting guidance, and recognized over the expected service period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with accounting guidance. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and development or general and administrative facility expenses, based upon the services performed by the recipient.

Additional disclosures required under FASB ASC 718, “Stock Compensation” are presented in Note 15.

Concentration of credit risk

From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts.  We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates relate to the valuation of its long-lived assets including goodwill and intangible assets, the estimated fair value of future contingent consideration related to the acquisition of Topotarget, whether revenue recognition criteria have been met, estimated cost to complete under its research contracts, whether beneficial conversion features exist under convertible financing instruments, and valuation allowances for its deferred tax benefit.  Actual results may differ from those estimates.

Recent accounting pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Topic 605 - Revenue Recognition - Milestone Method (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years beginning on or after June 15, 2010, and interim periods within those years. The Company adopted ASU 2010-17 effective as of the first quarter of fiscal 2011. This ASU did not have any impact on the Company’s consolidated financial statements upon adoption.

In December 2010, the FASB issued ASU No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU 2010-27”), which provides guidance on how to recognize and classify the fees mandated by the Patient   Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (together, the “Acts”). The Acts   impose an annual fee for each calendar year beginning on or after January 1, 2011 payable by branded prescription drug   manufacturers and importers on branded prescription drugs. The liability for the fee should be estimated and recorded in full upon the   first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation over the   calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning on or after December 31, 2010, when the fee   initially becomes effective. The effect of this guidance will be limited to future transactions related to sales of commercial products.

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

F -13

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

3.          ACQUISITION OF TOPOTARGET USA, INC.

On December 29, 2011, the Company acquired all of the outstanding stock of Topotarget, which became a wholly-owned subsidiary of the Company which was renamed Apricus Pharmaceuticals, in a transaction accounted for under the acquisition method of accounting for business combinations under FASB ASC 805 Business Combinations. Accordingly, the assets acquired and liabilities assumed of Topotarget were recorded as of the acquisition date at their respective fair values and are included at December 31, 2011 in the consolidated balance sheet. There were no results of operations to record or consolidate for the remainder of 2011.

Topotarget owns all existing rights to Totect® in North America and South America and the respective territories and possessions of the countries in North America and South America. Totect® (dexrazoxane HCl) is the only drug approved by the FDA to treat a potentially serious complication of cancer therapy—the leakage of chemotherapy drugs from veins into surrounding tissues. This complication is known as anthracycline extravasation, and can lead to infections and tissue death. Topotarget has a pre-existing sales infrastructure, sales team, and a revenue-generating product with strong future growth potential that will allow the Company to move into the commercialization and sales of oncology and oncology supportive care pharmaceuticals.

The Company made an initial payment of 334,382 shares of common stock worth $1,700,000 million, based on the closing market price of the Company’s common stock on the closing date and may make additional payments in common stock with a fair value of approximately $1,917,341 if certain milestones are achieved, as described below.

The $1,917,341 in additional purchase consideration (“contingent consideration”) is made up of additional issuances of the Company’s common stock to the seller, Topotarget A/S, based on the achievement of various regulatory and commercial milestones. The milestone amounts payable are fixed once or if the milestone is achieved, with the number of shares deliverable being based on the stock price at the date the milestone is achieved. We determined the fair values of the obligation to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a risk adjusted cost of equity factor of 23.6% which is representative of the rate of return a market participant would expect to receive from these assets. The range of estimated milestone payments is from approximately $314,000 if no regulatory or commercial milestones are achieved to approximately, $2.7 million if all milestones are achieved.

The Company will continually reassess the contingent consideration fair value each quarter with any future changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as commercial and regulatory work progresses towards the achievement of the milestones. A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

Purchase Consideration:	December 31, 2011
Fair value of APRI common stock paid to Topotarget A/S shareholders	$1,700
Fair value of contingent consideration	1,917

Total purchase consideration	$3,617

F -14

The assets acquired and liabilities assumed at the acquisition date based upon their respective fair values are summarized below (in thousands):

Cash & cash equivalents	$107
Accounts receivable	306
Inventory	133
Prepaids	27
Long term deposits	39
Accounts payable and accrued expenses	(469)
Provision for replacement inventory	(286)
Technology license	2,190
Trade name license	440
Goodwill	1,130
Total net assets acquired	$3,617

Asset categories acquired in the Topotarget acquisition included working capital, license to the trade name and Totect® product intellectual property assigned to the technology license. The estimated fair value of the technology license was determined using discounted cash flow analysis incorporating the estimated future cash flows from the technology during the assumed remaining life. The resulting debt-free net cash flows were then discounted back to present value at the Company’s cost of equity capital. After accounting for the deferred tax liability associated with the technology and trade name licenses which are not presently deductible for income taxes, it was estimated that the value of the technology license of Topotarget was $2,190,000. Our estimated useful life of the technology is 15 years.

The valuation of the Topotarget trade name is based on a derivative of the discounted cash flow method that estimates the present value of a hypothetical royalty stream derived via licensing the trade name. Alternatively, it could be considered to be the cost savings the Company achieved by not having to pay such royalty licensing fees to a hypothetical third party owner. It was estimated that the value of the trade name of Totect® was $440,000. Our estimated useful life of the trade name is 15 years.

The purchase price was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. An allocation of the purchase price was made to major categories of assets and liabilities in the accompanying consolidated balance sheet based on management’s best estimates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. We do not expect any portion of the intangible assets or goodwill to be deductible for tax purposes. The goodwill attributable to our acquisition of Topotarget has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The goodwill of $1,129,950 arising from the acquisition results largely from the existing workforce and distribution network in place. All of the goodwill was assigned to the Pharmaceuticals segment.

The Company did not record net deferred tax assets related to the stock acquired of Topotarget. The entity has significant accumulated net operating losses which are offset by a deferred tax liability associated with the acquired intangible assets. The net deferred tax assets are offset by a full valuation allowance related to the uncertainty of realization of those net deferred tax assets.

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of Topotarget, now Apricus Pharmaceuticals, had occurred as of January 1, 2010, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Apricus Pharma been operated as part of the Company since January 1, 2010.

F -15

	Consolidated Pro Forma Statements of Operations
	(unaudited)
	YEAR ENDED DECEMBER 31,
	2011		2010
	As Reported	Adjusted	As Reported	Adjusted

Total revenue	$4,101,000	$5,916,000	$4,973,000	$7,651,000
Net income	$(18,117,000)	$(19,132,000)	$(29,508,000)	$(30,503,000)
Earnings per common share	$(0.90)	$(0.92)	$(2.49)	$(2.47)
Shares used in computing earnings per common share	20,023,456	20,853,824	11,847,703	12,346,073

4.	ACQUISITION OF BIO-QUANT

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

F -16

The fair values of Bio-Quant’s tangible and identifiable intangible assets were determined based on this analysis.  The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.

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

Intangible assets acquired from Bio-Quant of $4,160,000 consisted primarily of developed Know-How and the Bio-Quant Trade Name. Developed Know-How related to Bio-Quant’s pre-clinical service expertise including, but not limited to, its extensive inventory of internally developed cell lines. The Bio-Quant Trade Name represented future revenue attributable to the reputation and name recognition of Bio-Quant within the pharmaceutical industry, where Bio-Quant is a known expert in pre-clinical services. (See Note 5 and Note 8 for the sale of Bio-Quant and the write-off of these intangibles).

At the time of acquisition, Bio-Quant was a revenue generating, cash flow positive CRO.  Bio-Quant was expected to continue its revenue growth and cash generating CRO business.  The $9,084,476 of goodwill generated from the acquisition of Bio-Quant consisted largely of the ability of the Bio-Quant CRO to continue to grow its revenues and generate positive cash flow to contribute to the pharmaceutical product development business segment of the Company.  As discussed in Note 1, the Company shifted the focus of the Bio-Quant CRO from growing revenues and generating increased positive cash flow to largely supporting the Company’s research and development business segment, which designs and develops pharmaceutical drug candidates. The Bio-Quant CRO allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal capabilities of the CRO. However, as a result of this internal research focus, the cash flow generating capabilities of the CRO diminished over time and in connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9,084,476 was taken in 2010 to write-off the entire value of goodwill from this acquisition. During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations. Based on this change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox to sell all of the outstanding capital stock of Bio-Quant. (See Note 5).

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

F -17

	Consolidated Pro Forma Statements of Operations
	(unaudited)
	YEAR ENDED
	DECEMBER 31, 2009
	As Reported	Adjusted
Total revenue	$2,974,000	$8,715,000
Net loss	$(32,043,000)	$(32,196,000)
Basic and diluted loss per share	$(5.43)	$(5.45)
Weighted average common shares outstanding used for basic and diluted loss per share	5,906,455	5,906,455

5.	SALE OF BIO-QUANT

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

The Company also considered whether BioTox should be consolidated as a Variable Interest Entity (“VIE”) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that BioTox is a VIE because it could potentially lack sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company determined that it does not have the power to direct the activities of BioTox, nor does it have the obligation to absorb additional losses and it will not participate in any residual revenues thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of the Buyer. The Company owed Bio-Tox $32,000 as of December 31, 2011.

The estimated fair value of the earn-out payments expected to be received over the next ten years is approximately $2.5 million, which represents the minimum payments of $4.5 million discounted at 13.0% over the remaining 114 months. This receivable is carried on the Company’s balance sheet as of December 31, 2011 at $0 due to a reserve of $2.5 million as of December 31, 2011, based on the length of time over which the payments will be received and the lack of measurable external inputs available to determine the fair value of the minimum earn-out amounts due. This reserve increases the loss on sale of the Bio-Quant subsidiary and is not reflected as a bad debt expense. In the event that actual future cash receipts from BioTox differ from our estimates or we adjust our estimates in future periods, our financial position and results of operations could be materially impacted.

6.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

On December 22, 2010, the Company entered into a €5.5 million exclusive license agreement with Bracco SpA (“the “Bracco License Agreement”) for its Vitaros® product for erectile dysfunction. Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €750,000 as an up-front payment and has the right to receive up to €4.75 million in aggregate milestone payments if the regulatory and sales milestones specified in the agreement are achieved.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.  The expected up-front payment from Bracco was received in April 2011, in the amount of USD $1,000,000, net of withholding taxes. Of this amount, approximately $667,000 was recognized as license revenue in the second quarter of 2011 in accordance with our revenue recognition criteria and the remaining $333,000 was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe in accordance with the Bracco license agreement.

F -18

On January 3, 2011, the Company entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize  Vitaros® for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, the Company has the right to receive up to $2.1 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company has the right to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros® in the Elis Territory.

On February, 14,  2011, the Company entered into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize  Vitaros® for erectile dysfunction and when and if available, the Company’s product for premature ejaculation in  Israel and the Palestinian Territories (the “Neopharm Territory”).  Under the Neopharm License Agreement, the Company has the right to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company has the right to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

The Company received $200,000 in up-front payments pursuant to the Elis and Neopharm licensing agreements and has recorded the payments as license fee revenue during 2011.

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

In July 2011, the Company filed a marketing application for Vitaros® in Switzerland for erectile dysfunction. The approval of Swissmedic, the Swiss agency for therapeutic products, is often relied upon by the regulatory authorities in numerous European countries that are not members of the European Union, as well as by many other countries worldwide. The time required for an approval decision from Swissmedic is currently approximately 15 months from the time of submission.

On January 9, 2012, the Company entered into an exclusive licensing agreement (the “Abbott License Agreement”) with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for erectile dysfunction in Canada. The product was approved by Health Canada in late 2010 and is expected to be launched in 2012. Under the Abbott License Agreement, over the lifetime of the contract, the Company has the right to receive up to approximately $16 million in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.

On February 15, 2012, the Company entered into an exclusive license and collaboration agreement (the “Sandoz Agreement”) with Sandoz, a division of Novartis (“Sandoz”), for Sandoz to market Vitaros® for the treatment of erectile dysfunction in Germany. Under the Sandoz Agreement, the Company has the right to receive up to approximately €22 million ($29 million based on the exchange rate at the signing date) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as double digit royalties on net sales by Sandoz in Germany.

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner Chilcott”) for Vitaros® for erectile dysfunction.  Under the agreement, Warner Chilcott acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs. We received $0.5 million in upfront payments plus milestones and royalties.  On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros®   to Warner Chilcott.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA.

F -19

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

MycoVa™

On December 30, 2011, the Company entered into an exclusive license agreement (the “Stellar Agreement”) with Stellar Pharmaceuticals Inc. (“Stellar”), granting Stellar the exclusive rights to market MycoVa™ (terbinafine), the Company’s drug candidate for the treatment for onychomycosis (nail fungal infection), in Canada.

Under the terms of the Stellar Agreement, Stellar will assist the Company in the filing of a New Drug Submission in Canada for MycoVa™ for the treatment of onychomycosis.  If the application is approved, Stellar will have the exclusive rights to commercialize MycoVa™ in Canada.  Over the term of the Agreement, the Company has the right to receive up to approximately $8 million (Canadian) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Stellars’ sales of the product in Canada, after approval for commercialization.

On January 10, 2012, the Company entered into an exclusive licensing agreement (the “Elis Agreement”) granting Elis Pharmaceuticals (“Elis”) the exclusive rights to market MycoVa™ in the Middle East and the Gulf Countries, excluding Israel.

Under the terms of the Elis agreement, Elis has exclusive rights in part of the Middle East, including Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen, and in the Gulf Countries (United Arab Emirates, Oman, Bahrain, Qatar), excluding Israel, to commercialize and market MycoVa ™. The Company has the right to receive up to $2.1 million in signing and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double digit royalties based on Elis' sales of the product.

Years 2005 – 2009

On September 15, 2005, the Company signed an exclusive global licensing agreement (later revised and amended) with Novartis International Pharmaceutical Ltd. (“Novartis”) for its anti-fungal product, MycoVa™.  Under the agreement, Novartis acquired the exclusive worldwide rights to MycoVa™ and would assume all further development, regulatory, manufacturing and commercialization responsibilities as well as costs.  Novartis agreed to pay the Company up to $51 million in upfront and milestone payments on the achievement of specific development and regulatory milestones, including an initial cash payment of $4 million at signing.  In addition, the Company was eligible to receive royalties based upon the level of sales achieved and to receive reimbursements of third party preclinical study costs up to $3.25 million.   The Company began recognizing the initial up- front and preclinical reimbursement revenue from this agreement based on the cost-to-cost method over the 32-month period estimated to complete the remaining preclinical studies for MycoVa™.   On February 16, 2007, the Novartis agreement was amended.  Pursuant to the amendment, the Company was no longer obligated to complete the remaining preclinical studies for MycoVa.   Novartis took over all responsibilities and completed the remaining preclinical studies.

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

In July 2008, Novartis completed testing for the Phase 3 clinical trials for MycoVa™ required for the filing of the NDA in the U.S.  On August 26, 2008, the Company announced that Novartis had decided not to submit the NDA in the U.S. based on their First Interpretable Results of the Phase 3 trials.

On October 17, 2008, the Company received a Notice of Allowance for its U.S. patent covering MycoVa™. Pursuant to the license agreement, the payment of the issuance fee for an approved patent claim on MycoVa™ triggered the $2 million patent milestone payment from Novartis. Additionally, $1.5 million, which represents the remaining 50% of the patient enrollment milestone, also became due and payable. As such the Company received a payment of $3.5 million from Novartis on October 30, 2008

F -20

In July 2009, Novartis completed final analysis of the comparator study which they had initiated in March 2007 in ten European countries. The study results were insufficient to support marketing approval in Europe. As such, on July 8, 2009, the Company announced the mutual decision reached with Novartis to terminate the licensing agreement. Accordingly, pursuant to the Termination Agreement, Novartis has provided the Company reports associated with the Phase III clinical trials conducted for MycoVa™.

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

7.	FIXED ASSETS

Fixed assets at December 31, 2011 and 2010 were comprised of the following:

	2011	2010

Land	$363,909	$363,909
Building	6,042,583	6,042,583
Leasehold improvements	17,377	869,028
Machinery and equipment	1,443,338	2,545,264
Capital lease equipment	25,387	167,598
Computer software	17,224	624,760
Furniture and fixtures	26,140	259,577
	7,935,958	10,872,719

Less: accumulated depreciation	(3,551,601)	(5,451,780)

	$4,384,357	$5,420,939

Depreciation expense was $542,816, $623,939 and $372,714 for 2011, 2010 and 2009, respectively

In December, 2009, the Company entered into an agreement to lease its facility in East Windsor, New Jersey for a period of 10 years at $34,450 per month with annual 2.5% escalations. Further, the tenant has an option to purchase the building for an initial purchase price of $4.4 million (plus a 2.5% annual escalation commencing in year 5 of the sublease).  The lease commencement date was February 1, 2010.  As such, the tenant moved into the facility on February 1, 2010 and per the terms of the lease agreement, commenced paying monthly lease payments on May 1, 2010.  Rental income is recognized on a straight-line basis over the term of the lease.  As such, $452,812, $415,078 and $0 in rental income is included in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, respectively and accrued rental income of $169,419 and $139,478 is included in the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

F -21

The future minimum lease rentals for the New Jersey lease as of December 31, 2011 are as follows:

Years Ended
December 31,

2012	$433,445
2013	444,283
2014	455,396
2015	466,774
2016	478,438
Thereafter	1,551,313
Total	$3,829,649

8.	INTANGIBLE ASSETS

Intangible assets with associated accumulated amortization as of December 31, 2011 and 2010 were comprised of the following:

	2011	2010

Totect® Technology License	$2,190,000	-
Totect® Trade Name License	440,000	-
Bio-Quant Know-How	-	$1,637,000
Bio-Quant Trade Name	-	1,123,000
Accumulated amortization	-	(58,488)

Intangible assets, net	$2,630,000	$2,701,512

The intangible assets acquired with the December 29, 2011, purchase of Apricus Pharmaceuticals consist of the Totect® Technology License and the Trade Name License. Our estimated useful life for both the technology and the trade name is 15 years. Amortization will begin in January 2012.

The intangible assets of the Company at December 31, 2010 and through June 30, 2011 consisted of Know-How and Trade Name related to the Bio-Quant CRO segment. On June 30, 2011, the Bio-Quant business was sold to BioTox and the intangibles associated with the business were sold and removed from the consolidated accounts of the Company. During 2010 and for the first half of 2011, the Company amortized Know-How over the expected useful life of 10 years and the Trade Name over the expected useful life of 20 years. Amortization expense amounted to $59,509 and $359,848 for the year ended December 31, 2011 and 2010, respectively.  During 2010, the Company took an impairment charge of $1,083,646 to write down the fair value of Know-How to $1,637,000.  Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in 2010.  Rather than serve the greater CRO market, Bio-Quant was primarily performing internal CRO services for the Company’s own pharmaceutical product development segment, NexMed (USA), Inc.  As such, the ongoing revenue, profits and cash flows for Bio-Quant were significantly reduced from the initial projections for Bio-Quant that were calculated when it was acquired by the Company in December 2009.

Based on the current carrying amount of intangible assets, assuming no future impairment of the underlying assets, the estimated future amortization expense for the next five years ended December 31 and thereafter is as follows:

2012	$175,333
2013	175,333
2014	175,333
2015	175,333
2016	175,333
Thereafter	1,753,335

Total future amortization expense	$2,630,000

F -22

9.	DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo is entitled to a severance in the form of an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months upon termination of his employment.  Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred severance compensation of $1,181,332 based upon the estimated present value of the obligation.

Effective December 20, 2011, pursuant to a Consulting Agreement entered into by the Company and Dr. Mo on August 8, 2011, the agreement was renegotiated and the payment terms were changed from the remaining 108 payments of $9,158 to 69 payments of $15,000. There was no change in the remaining principal amount due as of that date. The Company incurred a non-cash charge to general and administrative expense in the amount of $198,564 based upon the revised estimated present value of the obligation. At December 31, 2011 and 2010, respectively, the Company had an accrued compensation balance of $1,003,827 and $874,384, respectively.

10.	CONVERTIBLE NOTES PAYABLE

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

The 2010 Convertible Notes are, at the holders’ option,  payable in cash at maturity at December 31, 2012 or convertible into shares of Common Stock at a current conversion price of $6.07 per share (with an initial conversion price of $8.70 per share) (the “conversion price”), which price is subject to adjustment upon certain dilutive issuances of common stock.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The conversion price at December 31, 2011 was $6.07 per share, which represents an adjusted price from $8.70 at issuance due to certain dilutive equity financings since the issuance of the notes. At December 31, 2011, the conversion price was above the current market price of the Common Stock.

Conversion and Repayment of 2008 Convertible Notes during 2009 and 2010

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

The Company recognized a debt inducement charge in interest expense for the differential between the original conversion rate of $30.00 per share and the various adjusted conversion prices in 2009 and 2010.  Non-cash interest expense recognized with respect to these conversions was $37,143 and $1,200,000 during the years ended December 31, 2011 and 2010, respectively.

F -23

11.	NOTES PAYABLE

Former Bio-Quant Shareholders’ Notes

On December 14, 2009, the Company issued $12,129,010 in promissory notes (the “Notes”) in connection with the acquisition of Bio-Quant as discussed in Note 4 above. The Notes bore interest at a rate of 10% per annum, with all principal and interest accrued thereunder becoming due and payable one year from the closing date of the Merger, or December 14, 2010.  The terms of the Notes provided that the principal amounts and all interest thereunder were payable by the Company in cash or, at the Company’s option, in shares of Company stock, which were valued at the fixed price of $2.52 per share.

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

On March 17, 2010, the 2010 Notes were repaid in full with the issuance of 415,504 shares of common stock to repay such $2.3 million principal amount and interest.  The Company recognized a beneficial conversion charge on the differential between the original conversion rates of $5.40 to $6.00 per share and the market price of the Company’s Common Stock at the time of the above repayment.  The Company recorded a beneficial conversion charge to interest expense of $660,819 during the year ended December 31, 2010 as a result of the conversion.

12.	LINES OF CREDIT

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

As of December 31, 2010, $401,000 had been drawn down on the credit lines and is recorded as short-term borrowing on the accompanying consolidated balance sheet.

13.	COMMON STOCK TRANSACTIONS

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10,000,000 of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960).  For the year ended December 31, 2011, the Company sold an aggregate of 1,527,249 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.26 per share, resulting in offering proceeds of approximately $6.2 million, net of sales commissions.

F -24

During 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commissions

On October 4, 2010, the Company completed a best-efforts offering (the “Offering”) for the sale of 1,728,882 units (the “Units”), with each Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock.  The Units were offered to the public at a price of $5.40 and the warrants, which are exercisable starting at the closing and remaining exercisable thereafter for a period of five years, have an exercise price of $2.268 per share.  Accordingly, the Company issued 5,186,646 shares of common stock and warrants to purchase 1,728,882 shares of common stock and received Offering proceeds, net of discounts, commissions and expenses, of approximately $8,540,000.  Additionally, warrants to purchase 155,599 shares of common stock were issued to the placement agent as commission.

During 2011, 649,865 shares of Common Stock were issued upon the exercise of warrants from the Offering.  The Company received proceeds of approximately $1.4 million from such exercise. During 2010, 426,383 shares of Common Stock were issued upon the exercise of warrants from the Offering and the Company received proceeds approximately of $1.0 million.

On December 30, 2011, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).  Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20,000,000, from time to time through the Manager.  The sales of the common stock under the Offering Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker.

The Shares to be sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the Securities and Exchange Commission (the “SEC”), in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b) (5) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011.

On February 14, 2012, the Company sold 4,938,272 Units (“Units”) in a follow-on public offering of securities. Each Unit consists of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase .50 shares of Common Stock at a public offering price of $4.05 per Unit. The Underwriters purchased the Units from the Company at a price of $3.807 per Unit, which represented a 6.0% discount to the public offering price.

The Warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The exercise price of the Warrants is $5.25 per share of common stock. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

14.	RELATED PARTY TRANSACTIONS

In addition to the Bio-Quant notes payable described in Note 11, of which approximately 63% were held by executives of the Company, the Company had the following related party transactions in 2011 and 2010:

Innovus Pharmaceuticals, Inc.

Innovus Pharmaceuticals, Inc. (“Innovus”) (formerly FasTrack Pharmaceuticals, Inc.) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008, and in 2009, Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services.   Innovus subsequently acquired Sorrento’s assets and liabilities in March 2011.   Innovus is development-stage company of whom two executive officers and one director of the Company are minority shareholders.

On April 4, 2011, the Company and Innovus entered into an Asset Purchase Agreement, pursuant to which Innovus sold to the Company all the rights it had in certain back-up compounds for PrevOnco™. PrevOnco™ for the treatment of solid tumors contains a marketed anti-ulcer compound, lansoprazole that could be used alone or in combination with other chemotherapeutic agents.  The Company believes PrevOnco™ can be optimized further to increase its efficacy in combination with our NexACT® technology.

In exchange for the PrevOnco™ back-up compound portfolio, the Company loaned Innovus $250,000 in the form of a secured convertible note and restructured the existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $224,520. The notes are due on April 4, 2013 and bear interest at the rate of prime plus 1% (currently 4.25%).  The notes automatically convert to common stock of Innovus if, prior to the maturity date, Innovus completes a material round of financing, closes a merger or acquisition transaction (“M&A event”), or completes a public offering at an offering price equal to the financing or M&A value at that time discounted by 10%.

F -25

In addition and separately, the Company granted Innovus an option to enter into a license to the Company’s NexACT® permeation enhancer for the combination of two to-be-determined specific drugs chosen by Innovus and agreed to by the Company. It is understood that these to-be-determined products would be outside of the Company’s core focus and expertise and it is expected that these drugs would not be candidates that the Company would likely pursue on its own. Under the terms of the license, the Company would receive $500,000 in cash, plus milestones of more than $5,000,000 per compound, and product sales royalties following the exercise of the license option by Innovus.

In 2011, the Company provided contract research services for Innovus and billed and collected $58,960 for those services. The amount is reflected in Contract Service Revenue in the Statement of Operations.

The Company considered whether Innovus should be consolidated as a Variable Interest Entity (VIE) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that Innovus is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company has a variable interest in the VIE related to the convertible notes due from Innovus even though the Company does not currently have a direct equity interest in Innovus.  In the accompanying consolidated financial statements the loans and Notes are valued at a zero book value at December 31, 2011 and 2010 for accounting purposes for lack of marketability of the Innovus entity. As a result of the notes being carried with no value, and as the Company is not recognizing any interest income, the net impact to the consolidated financial statements in the case of a consolidation for the periods ended December 31, 2011 and 2010 would be insignificant and thus Innovus has not been consolidated as its operations are not material to the Company.

Effective December 12, 2011, Innovus entered into a merger agreement with a publicly-traded company, North Horizon, Inc. Under the agreement, Innovus became a subsidiary of North Horizon and the combined entity was renamed Innovus Pharmaceuticals, Inc. The shareholders, note holder, and warrant holder of Innovus will receive in the transaction the number of shares comprising 92% of the fully-diluted shares of North Horizon. As of December 31, 2011, the Company held notes receivable (principal and interest) in the amount of $489,701, which was fully reserved, and did not have possession of actual shares in Innovus Pharmaceuticals, Inc. Apricus makes no representation as to the value that may be associated with the interests of Apricus following the merger and any subsequent conversion to common stock.

Other Related Party Transactions

For the year ended December 31, 2011 Apricus purchased approximately $20,000 and Bio-Quant purchased approximately $103,000 of drug supplies from an entity owned 100% by the Company’s CEO. Bio-Quant purchased approximately $48,000 of drug supplies from the same entity during 2010.

15.	ACCOUNTING FOR STOCK-BASED COMPENSATION

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

During December 1996, the Company adopted The NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (“the Incentive Plan”) and The NexMed, Inc. Recognition and Retention Stock Incentive Plan (“the Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the Stockholders’ approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  During June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”).  A total of 200,000 shares were set aside for the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 meeting to add an additional 1,000,000 shares to the 2006 Plan. At the May 16, 2011 annual shareholders meeting, the Company received shareholder approval to add an additional 2,500,000 shares to the 2006 Plan. Options granted under the Company’s plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging between $2.09 and $21.00.  The maximum term under these plans is 10 years.

F -26

The following table summarizes information about options outstanding at December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate IntrinsicValue	Number Exercisable	Weighted Average Exercise Price	Aggregate IntrinsicValue
$2.09-5.36	807,500	9.2	$4.39	$642,725	104,990	$3.80	$142,337
10.05-21.00	33,333	4.1	14.39	-	33,333	14.39	-

	840,833	9.0	$4.79	$642,725	138,323	$6.36	$142,337

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value

Outstanding at December 31, 2009	196,713	$21.00
Granted	27,500	$1.76
Exercised	-	$-
Cancelled	(116,609)	26.18
Outstanding at December 31, 2010	107,604	$10.37
Granted	842,500	$4.44
Exercised	(7,500)	$1.69
Cancelled	(101,771)	$8.08
Outstanding at December 31, 2011	840,833	$4.79	9.0	$642,725

Vested or expected to vest at
December 31, 2011	818,467	$4.79	9.0	$625,629

Exercisable at December 31, 2011	138,323	$6.36	7.6	$142,337

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31:

	2011	2010
Dividend yield	0.00%	0.00%
Risk-free yields	1.2% - 1.7%	1.35% - 5.02%
Expected volatility	255%	54.38% - 103.51%
Expected option life	4 years	1 - 6 years
Forfeiture rate	2.66%	2.66% - 8.22%

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

F -27

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

As of December 31, 2011, there was $2,356,634 in unrecognized compensation cost related to non-vested stock options expected to be recognized over 2.5 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.   As of December 31, 2011 there was $779,392 of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over 3.0 years.

A summary of the Company’s restricted stock award activity is as follows:

		Weighted Average
	Number of	Grant Date Fair Value
	Shares	per Share
Nonvested shares at December 31, 2010	287,674	$5.01
Shares granted	311,399	$4.43
Shares vested and issued	(307,039)	$4.87
Shares forfeited	(34,971)	$5.65
Nonvested shares at December 31, 2011	257,063	$4.93

The total fair value of restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009 was $1,006,619, $1,961,340 and $281,428, respectively.

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Statements of Operations:

	FOR THE YEAR ENDED
	DECEMBER 31,
	2011	2010	2009

Research and development	$306,861	$87,412	$86,210
General and administrative	1,828,146	2,252,398	816,461

Stock-based compensation expense	$2,135,007	$2,339,810	$902,671

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

F -28

16.          CAPITAL LEASE

Through June 30, 2011 the Company had six capital leases for certain equipment used in its pre-clinical CRO facility. BioTox assumed those leases with the sale of Bio-Quant. The Company did enter into one capital lease for office equipment installed in the new office space. The lease obligation is payable as follows:

	Monthly Payment	Interest rate	Number of payments	Maturity date	Aggregate remaining principal outstanding at December 31, 2011

Capital Lease	$521	9.635%	60	10/20/2016	$24,683

The lease is secured by a first lien on the underlying equipment. At December 31, 2011, the asset held subject to capital lease totaled $25,387 and the related accumulated depreciation was $1,410.

Future maturities of the capital lease obligation at December 31, 2011 are:

Years Ended
December 31,	Total

2012	$6,228
2013	6,252
2014	6,252
2015	6,252
2016	5,210
Total	30,194

Less portion representing interest	5,511

Total principal due at December 31, 2011	24,683

Less: current maturities	4,273

Long-term portion	$20,410

F -29

17.	WARRANTS

A summary of warrant activity is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life

Outstanding at December 31, 2008	807,869	$18.45
Issued	-	$-
Exercised	-	$-
Cancelled	(342,594)	$23.70
Outstanding at December 31, 2009	465,275	$15.45
Issued	1,884,481	$2.27
Exercised	(426,383)	$2.27
Cancelled	(247,715)	$15.53
Outstanding at December 31, 2010	1,675,658	$3.72
Issued	-
Exercised	(704,130)	$2.27
Cancelled	(194,244)	$12.31
Outstanding at December 31, 2011	777,284	$2.88	3.7 years

Exercisable at December 31, 2011	777,284	$2.88	3.7 years

 18. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carry forwards of approximately $51.0 million for federal income tax purposes, net of approximately $83.0 million subject to limitation under Internal Revenue Code Section 382.  These carry forwards are available to offset future taxable income and expire beginning in 2012 through 2031 for federal income tax purposes.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carry forwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50 percent change in ownership takes place during any three-year period. The Company performed a review of stock transactions for the years beginning January 1, 2008 and ending December 31, 2010 and the Company believes that it is likely that such an ownership change occurred.  Based on this limited review, the Company determined that an ownership change took place in June 2010 when the Bio-Quant notes were converted to common stock as discussed in Note 11.  The Company may have had other ownership changes and additional limitations that would be revealed if a more detailed review is performed.  As a result of this ownership change, the ability to utilize the current net operating loss carry forwards generated prior to this change in ownership is limited to approximately $1.2 million per year based on our calculations at the time of the ownership change.

In 2008 and 2009, the Company was approved, by the State of New Jersey, to sell a portion of its state tax credits pursuant to the Technology Tax Certificate Transfer Program.  The Company sold net operating loss tax benefits of $491,903 in 2009 and $1,053,547 in 2008.  The Company generated net revenues of $437,794 and $937,657 in 2009 and 2008 as a result of the sale of the tax credits, which has been recognized as received as an income tax benefit in the Consolidated Statements of Operations.

F -30

Deferred tax assets consist of the following:

	DECEMBER 31,
	2011	2010

Deferred tax assets:
Net operating tax loss carryforwards	$21,483,000	$14,250,000
Deferred compensation	382,000	350,000
Other accruals and reserves	1,257,000	-
Basis of intangible assets	(997,000)	(1,100,000)
Capital loss	1,067,000	-

Total deferred tax asset	23,192,000	13,500,000
Less valuation allowance	(23,192,000)	(13,500,000)
Net deferred tax asset	$-	$-

The net operating loss carry forwards and tax credit carry forwards resulted in a noncurrent deferred tax benefit at December 31, 2011, 2010 and 2009 of approximately $21.5 million, $14.3 million and $45 million, respectively.  In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax benefit amount.

The Company follows the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2008 to 2011 are still open and subject to audit.  The Company’s federal income tax returns for 2009 and 2010 are currently under audit by the Internal Revenue Service. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at December 31, 2011 and 2010. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the years ended December 31,
	2011	2010	2009

Federal statutory tax rate	(3 4)%	(35)%	(35)%
State taxes, net of federal benefit	(5)%	(6)%	(6)%
Valuation allowance	39%	41%	41%
Sale of state net operating losses	0.0%	0.0%	(8.35)%

Provision (benefit) for income taxes	0.0%	0.0%	(8.35)%

For the years ended December 31, 2011, 2010 and 2009, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded offset by the state tax benefit from the sale of the net operating losses in New Jersey and other permanent differences.

F -31

19.	COMMITMENTS AND CONTINGENCIES

Operating Leases

In January 2007, Bio-Quant entered into a lease agreement for its headquarters location in San Diego, California expiring December 31, 2011. The headquarters lease term contains a base rent of $18,400 per month with 4% annual escalations, plus a real estate tax and operating expense charge to be determined annually. After the sale of Bio-Quant, the Company continued to reside at this location until the new headquarters location was ready in December 2011.

In February 2008, Bio-Quant entered into a four year lease agreement for its second location in San Diego, California expiring December 31, 2015 as amended in December 2010.  The Lease term has a base rent of $21,532 per month with 3% annual escalations, plus a real estate tax and operating expense charge to be determined annually. In June 2011, due to the sale of Bio-Quant, the Company amended the lease to retain three of the eight suites. The amended lease retains the December 31, 2015 expiration date. The amended base rent is $8,089 per month with 3% annual escalations, plus a real estate tax and operating expense charge to be determined annually.

In December 2011, the Company entered into a five year lease agreement for its new headquarters location in San Diego, California expiring December 31, 2016. The Company has an option to extend the lease another five years at a then “Market Rate” as long as that rate is no less than the 2016 base rate. The headquarters lease term contains a base rent of $23,990 per month with 3% annual escalations, plus a supplemental real estate tax and operating expense charge to be determined annually. The Company did receive a five month base rent abatement with the lease agreement, This abatement is recoverable by the landlord on a straight line amortized basis over 60 months should the Company terminate the lease early for any reason.

In December 2011, the Company assumed a lease in Rockaway, NJ with the acquisition of Topotarget. The lease has a five year term ending on January 31, 2013. The lease agreement has a base rent of $10,429 per month, plus a real estate tax and operating expense charge to be determined annually.

For the year ended December 31, 2011, rent expense under all operating leases was $444,075.

Future minimum rental payments under all operating leases as of December 31, 2011 are as follows:

Years Ended
December 31,

2012	$513,730
2013	410,707
2014	412,149
2015	425,018
2016	323,735
Total	$2,085,339

Employment and Consulting Agreements

The Company is a party to employment and compensatory agreements for its executive officers in the normal course of business.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

Other - PediatRx

On January 26, 2012, the Company entered into a binding term sheet (“the Term Sheet”) with PediatRx Inc. (PediatRx”) for (1) a Co-Promotion Agreement in the United States for Granisol® and Aquoral™ (the Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its co-promotion agreement with Bio-Coastal Pharmaceuticals, Inc for Aquoral™ and (3) an Asset Purchase Agreement for Granisol® outside of the United States (the Sale Agreement”). Also in the Term Sheet, the Company entered into a non-binding arrangement for the acquisition of PediatRx in a proposed merger transaction (the Acquisition”). In February 2012, the Company and PediatRx entered into the three agreements noted above. As consideration for entering into the agreements, the Company paid PediatRx $325,000 up-front and will pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol® in the U.S.

F -32

Pursuant to the Term Sheet, the Company has agreed to non-binding terms on which it would acquire PediatRx. If the Acquisition is consummated on the terms set forth in the Term Sheet, the Company would acquire PediatRx in a merger in exchange for $4,000,000, to be paid in the common stock of the Company. Additionally, the Term Sheet contemplates the Company assuming certain PediatRx debt of up to $675,000.

The Acquisition is subject to customary due diligence procedures, approval by the Company’s Board and the PediatRx Board and the execution of a mutually agreeable definitive merger agreement (the Merger Agreement”). The Merger Agreement will be subject to customary closing conditions, including the approval of the PediatRx shareholders and certain termination provisions. The Arrangement includes an additional payment by the Company to PediatRx of $1,000,000, payable in Company common stock, if the Company elects not to pursue the Acquisition, subject to certain conditions.

Legal matters

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position.

20.	SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” requires public companies to report profits and losses and certain other information on their “reportable operating segments” in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (CODM) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

Through June 30, 2011, the Company had two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.  Through June 30, 2011, the Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  On June 30, 2011, the Bio-Quant subsidiary was sold (see Note 5) and accordingly the Bio-Quant CRO and Diagnostic Sales segment information provided for 2011 reflects the operating activity from the pre-clinical CRO services through the first half of the year and the sales of diagnostic products for the year ended December 31, 2011.

On December 29, 2011, Topotarget was acquired with common stock and named Apricus Pharmaceuticals. Apricus Pharmaceuticals will be combined with the NexMed subsidiary for the new Pharmaceuticals segment. The Company determined that the NexMed and Apricus Pharmaceutical businesses have a similar sales process, type of customer, regulatory environment and profit margins and should be disclosed as one segment. Since the acquisition occurred so close to the year end, no sales or operating costs were attributable to Apricus. The assets are combined as of December 31, 2011.

F -33

Segment information for the years ended December 31, 2011 and 2010 is as follows:

FOR THE YEAR ENDED
DECEMBER 31, 2011
	Pharmaceuticals	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues from external customers	$1,508,872	$2,592,252	$-	$4,101,124
Loss from operations	(15,482,171)	62,339	(2,759,920)	(18,179,752)
Depreciation and amortization expense	351,323	251,002	-	602,325
Other significant noncash items:
Loss on sale of Bio-Quant	-	-	(2,759,920)	(2,759,920)
Total assets	16,311,657	303,953	-	16,615,610
Expenditures on long lived assets	110,615	152,135	-	262,750

FOR THE YEAR ENDED
DECEMBER 31, 2010
	Pharmaceuticals	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues from external customers	$40,985	$4,931,752	-	$4,972,737
Loss from operations	(10,234,988)	(11,165,989)	-	(21,400,977)
Depreciation and amortization expense	648,739	340,503	-	989,242
Other significant noncash items:
Impairment of goodwill and intangible assets	-	(10,168,122)	-	(10,168,122)
Total assets	15,024,610	3,839,028	-	18,863,638
Expenditures on long lived assets	1,804	435,156	-	436,960

21.	QUARTERLY RESULTS (UNAUDITED)

The following table sets forth selected unaudited quarterly financial information for the years ended December 31, 2011 and 2010.  The operating results are not necessarily indicative of results for any future period.

For the Three Months Ended

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenue	$1,587,065	$1,595,152	$799,419	$119,488
Net loss	$(3,411,006)	$(7,794,092)	$(2,220,422)	$(4,691,678)
Basic and diluted loss per share	$(0.18)	$(0.39)	$(0.11)	$(0.22)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total revenue	$1,445,752	$1,470,927	$1,193,535	$862,523
Net loss	$(9,237,456)	$(4,278,648)	$(2,606,275)	$(13,385,967)
Basic and diluted loss per share	$(1.20)	$(0.47)	$(0.20)	$(0.74)

F -34

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In accordance with Exchange Act Rules 13a-15(c) and 15d-15(e), the Company’s management carried out an evaluation with participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure control and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 excluded the internal control over financial reporting at Topotarget USA, Inc., which constituted approximately 25% of total assets for the year ended December 31, 2011. On December 29, 2011, we acquired Topotarget, which operated under its own set of systems and internal controls. We have not completed incorporating Topotarget's processes into our systems and control environment as of December 31, 2011. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this change. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management's report on internal controls over financial reporting in the year of acquisition.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Eisner Amper LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION.

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information called for by Item 10 is set forth under the heading “Election of Class II Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board of Directors and Committees; Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting, which is incorporated herein by reference, and “Executive Officers of the Registrant” of Part I of this Report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the headings “Executive Compensation” and “Directors Compensation” in our Proxy Statement for the 2012 Annual Meeting, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2011, about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the "Equity Plans"):

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	840,833	(1)	$4.79	1,997,822	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	840,833		$4.79	1,997,822

(1) Consists of options outstanding at December 31, 2011 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the "Incentive Plan") and The NexMed, Inc. 2006 Stock Incentive Plan (the "2006 Plan").

(2) Consists of zero and 1,997,822 shares of Common Stock that remain available for future issuance, at December 31, 2011, under the Incentive Plan and 2006 Plan, respectively.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees; Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by item 14 is set forth under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting, which is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2.	Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3.	Exhibits

EXHIBITS NO.	DESCRIPTION

1.1	Sales Agreement, dated as of April 21, 2010, by and between the Company and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on April 21, 2010).

1.2	Controlled Equity Offering, dated as of December 30, 2011, by and between the Company and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on December 30, 2011).

2.1+	Stock Purchase Agreement, dated December 15, 2011, between Topotarget A/S, Topotarget USA, Inc. and Apricus Biosciences, Inc.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.4	Certificate of Amendment to the Company’s Articles of Incorporation, dated June 14, 2005. (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.5	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to the Company’s Current Report on Form 8-K, filed on March 24, 2011).

3.6	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.7	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.8	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the Securities Exchange Commission on June 17, 2010).

3.9	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

4.1	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

4.2	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

4.3	Amendment No. 1 to Rights Agreement, dated as of January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

4.4	Form of Warrant, dated October 26, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form S-3 filed with the Securities and Exchange Commission on July 29, 2008).

4.6	Stockholder Rights Agreement, dated as of March 22, 2011, by and between the Company and Wells Fargo Bank, N.A. (incorporated by reference to the Company’s Current Report on Form 8-A12G, filed on March 24, 2011).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

4.9	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on March 24, 2011).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on February 13, 2012).

10.1*	Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 filed with the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001).

10.2*	The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 filed with the Company's Form 8-K filed with the Securities and Exchange Commission on May 28, 2004).

10.3	License Agreement dated March 22, 1999 between NexMed International Limited and Vergemont International Limited (incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2000).

10.4*	Employment Agreement dated February 26, 2002 by and between NexMed, Inc. and Dr. Y. Joseph Mo (incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002).

10.5*	Amendment dated September 26, 2003 to Employment Agreement by and between Dr. Y. Joseph Mo and NexMed, Inc. dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.6*	Stock Option Grant Agreement between the Company and Leonard A. Oppenheim dated November 1, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004).

10.7*	Form of Stock Option Grant Agreement between the Company and its Directors (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.8*	Employment Agreement dated December 15, 2005 by and between NexMed, Inc. and Mark Westgate (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.9	First Amendment dated as of January 1, 2007 to the Employment Agreement dated December 15, 2005 by and between NexMed, Inc. and Mark Westgate (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011).

10.10	Amended and Restated Employment Agreement, dated December 11, 2007 by and between NexMed, Inc. and Mark Westgate (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011).

10.11	First Amendment dated June 15, 2009 to the Amended and Restated Employment Agreement dated December 11, 2007 by and between NexMed, Inc. and Mark Westgate (incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2011).

10.12*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.13 +	License Agreement dated November 1, 2007 between NexMed, Inc. and Warner Chilcott Company, Inc (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008).

10.14	Side Letter, effective June 27, 2008, to License Agreement between Novartis International Pharmaceutical Ltd., NexMed, Inc. and NexMed International Limited, dated September 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008).

10.15 *	NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.16	Asset Purchase Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.17	License Agreement, dated February 3, 2009, between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.18*	Employment Agreement, dated December 14, 2009, by and between NexMed, Inc. and Bassam Damaj, Ph.D. (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010)

10.19	Purchase Agreement, dated March 15, 2010, by and between NexMed, Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.20	Registration Rights Agreement, dated March 15, 2010 (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.21	Form of 7% Convertible Note Due December 31, 2012(incorporated herein by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.22	NexMed, Inc. Subscription Agreement and Instructions (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.23	Form of Unsecured Promissory Note (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.24	Sales Agreement, dated as of April 21, 2010, by and between the Company and Brinson Patrick Securities Corporation (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010).

10.25	Warrant Agent Agreement by and between the Company and Wells Fargo Bank, N.A., dated as of September 17, 2010 (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132), filed on September 28, 2010).

10.26	Separation Agreement by and between the Company and Vivian H. Liu, dated December 16, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2010).

10.27	Separation Agreement by and between the Company and Mark Westgate, dated June 1, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011).

10.28	Employment Agreement by and between Apricus Biosciences, Inc. and Randy Berholtz, dated May 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2011).

10.29	Employment Agreement by and between Apricus Biosciences, Inc. and Steve Martin, dated June 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011)

10.30	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Dr. Bassam Damaj, dated as of January 31, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.31	Consulting Agreement by and between the Company and Echo Galaxy Limited, dated August 5, 2011.

21	Subsidiaries.

23.1	Consent of EisnerAmper LLP, independent registered public accounting firm.

23.2	Consent of Amper, Politziner & Mattia, LLP, independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition inkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1) Furnished, not filed.

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

APRICUS BIOSCIENCES, INC.

Dated: March 13, 2012	By:	/s/ Bassam Damaj
Bassam Damaj
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bassam B. Damaj	Chairman, President, Chief Executive Officer (Principal	March 13, 2012
BASSAM B. DAMAJ, Ph.D.	Executive Officer)

/s/ Steve Martin	Senior Vice President, Chief Financial Officer (Principal	March 13, 2012
STEVE MARTIN	Financial Officer and Principal Accounting Officer)

/s/ Henry J. Esber
HENRY J. ESBER, Ph.D.	Director	March 13, 2012

/s/ Leonard A. Oppenheim
LEONARD A. OPPENHEIM, ESQ.	Director	March 13 2012

/s/ Russell Ray
RUSSELL RAY	Director	March 13, 2012

/s/ Deirdre Gillespie
DEIRDRE GILLESPIE, M.D.	Director	March 13, 2012

/s/ Kleanthis G. Xanthopoulos,
KLEANTHIS G. XANTHOPOULOS, Ph.D.	Director	March 13, 2012

EXHIBIT INDEX

2.1+	Stock Purchase Agreement, dated December 15, 2011, between Topotarget A/S, Topotarget USA, Inc. and Apricus Biosciences, Inc.

10.31	Consulting Agreement by and between the Company and Echo Galaxy Limited, dated August 5, 2011.

21	Subsidiaries.

23.1	Consent of EisnerAmper LLP, independent registered public accounting firm.

23.2	Consent of Amper, Politziner & Mattia, LLP, independent registered public accounting firm.

31.1	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1) Furnished, not filed.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

