Form 10-Q
period 2012-03-31
APRICUS BIOSCIENCES, INC.
filed 2012-05-10
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11975 El Camino Real, Suite 300, San Diego, CA 92130

(Address of Principal Executive Offices)

(858) 222-8041

(Registrant’s Telephone Number, Including Area Code)

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
Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 4, 2012, 26,612,169 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	MARCH 31	DECEMBER 31
	2012	2011
	(Unaudited)
Assets
Current assets
Cash & cash equivalents	$21,529,174	$7,434,549
Customer accounts receivable, net	891,859	326,926
Restricted cash	51,720	51,720
Inventory	303,114	136,149
Prepaid expenses and other current assets	350,928	241,766

Total current assets	23,126,795	8,191,110

Fixed assets, net	4,315,503	4,384,357
Intangible assets, net of accumulated amortization	2,844,000	2,630,000
Goodwill	1,129,950	1,129,950
Deferred rental income and other assets	460,367	280,193

Total assets	$31,876,615	$16,615,610

Liabilities and Stockholders' Equity
Current liabilities
Convertible notes payable	$4,000,000	$4,000,000
Trade accounts payable	737,505	1,137,595
Accrued expenses	2,462,235	2,083,588
Payroll related liabilities	580,310	938,546
Deferred revenue - current portion	190,369	10,362
Contingent consideration - current portion	1,489,128	1,417,652
Provision for replacement inventory - current portion	258,432	258,432
Other current liabilities	175,074	174,508

Total current liabilities	9,893,053	10,020,683

Long term liabilities
Deferred revenue	392,675	395,225
Contingent consideration	527,406	499,689
Deferred compensation	790,752	833,592
Other long term liabilities	97,826	48,241

Total liabilities	11,701,712	11,797,430

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 26,612,169 and 21,347,986 issued and outstanding at March 31, 2012 and December 31, 2011 , respectively	26,612	21,348
Additional paid-in-capital	244,218,758	224,154,238
Accumulated deficit	(224,070,467)	(219,357,406)

Total stockholders' equity	20,174,903	4,818,180

Total liabilities and stockholders' equity	$31,876,615	$16,615,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

License fee revenue	$671,044	$202,550
Product sales	110,437	115,494
Contract service revenue	-	1,269,021
Total revenue	781,481	1,587,065
Cost of product	76,363	92,559
Cost of services	-	912,449
Gross profit	705,118	582,057

Costs and expenses
Research and development	1,371,922	1,100,546
Selling, general and administrative	3,992,868	2,906,253
Total costs and expenses	5,364,790	4,006,799

Loss from operations	(4,659,672)	(3,424,742)

Other income (expense)
Interest income	3,458	13,143
Interest expense	(173,501)	(110,887)
Rental income	111,437	111,480
Other income	5,217	-
Total other income (expense)	(53,389)	13,736

Net loss	$(4,713,061)	$(3,411,006)

Basic and diluted net loss per common share	$(0.20)	$(0.18)

Weighted average common shares outstanding
used for basic and diluted net loss per share	24,013,386	19,141,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2011	21,347,986	$21,348	$224,154,238	$(219,357,406)	$4,818,180

Issuance of compensatory restricted stock to employees and consultants	83,904	84	(84)		-
Issuance of compensatory restricted stock to Board of Director members	4,444	4	(4)		-
Stock-based compensation expense for employees					-
and Board of Director members			524,486		524,486
Stock-based compensation expense for non-employees			10,222		10,222
Issuance of common stock, net of offering costs	5,155,240	5,155	19,484,102		19,489,257
Issuance of common stock upon exercise of stock options	5,000	5	10,443		10,448
Issuance of common stock upon exercise of warrants	15,595	16	35,355		35,371
Net loss				(4,713,061)	(4,713,061)

Balance at March 31, 2012	26,612,169	$26,612	$244,218,758	$(224,070,467)	$20,174,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Cash flows from operating activities
Net loss	$(4,713,061)	$(3,411,006)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	144,171	245,390
Accretion of interest on contingent consideration	99,193	-
Non-cash compensation expense	534,708	619,394
Loss on disposal of fixed assets	-	920
Changes in operating assets and liabilities, net of acquisition
Decrease (increase) in accounts receivable	(564,933)	(180,355)
Decrease (increase) in other receivable	-	(25,990)
Decrease (increase) in inventory	(166,965)	-
Decrease (increase) in prepaid expenses and other current assets	(109,162)	(31,217)
Increase (decrease) in accounts payable	(400,090)	535,206
Increase (decrease) in accrued expenses	378,647	86,652
Increase (decrease) in deferred rental income and other assets	(189,460)	(35,103)
Increase (decrease) in deferred revenue	177,457	(16,835)
Increase (decrease) in payroll related liabilities	(358,236)	(203,283)
Increase (decrease) in deferred compensation	(42,840)	(17,163)
Increase (decrease) in other liabilities	51,168	-
Net cash used in operating activities	(5,159,403)	(2,433,390)

Cash flows from investing activities
Capital expenditures	(20,031)	(7,948)
Purchase of intangible assets	(260,000)	-
Net cash used in investing activities	(280,031)	(7,948)

Cash flows from financing activities
Proceeds from exercise of warrants	35,371	895,447
Proceeds from the exercise of stock options	10,448	-
Issuance of common stock, net of offering costs	19,489,257	2,436,843
Release of restricted cash	-	325,083
Repayment of short-term borrowing	-	(185,000)
Repayment of capital lease obligations	(1,017)	(1,598)
Net cash provided by financing activities	19,534,059	3,470,775

6

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	THREE MONTHS ENDED
	MARCH 31,
	2012	2011

Net increase in cash and cash equivalents	14,094,625	1,029,437

Cash and cash equivalents, beginning of period	7,434,549	9,145,683

Cash and cash equivalents, end of period	$21,529,174	$10,175,120

Cash paid for interest	$74,307	$85,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Notes to
Condensed Consolidated Financial Statements (Unaudited)

1.           ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. and Subsidiaries (the “Company”) was incorporated in Nevada in 1987.  The Company has operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development in the area of drug delivery. The Company’s proprietary drug delivery technology is called NexACT® and the Company has one approved drug using the NexACT ® delivery system, Vitaros ®, which is approved in Canada for the treatment of erectile dysfunction. Our pipeline of late stage NexACT®-based product candidates includes Femprox® for female sexual arousal disorder, MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), RayVa™ for Raynaud’s Syndrome and PrevOnco™ for liver cancer. The Company has acquired commercial rights to three other approved products including Totect® which was acquired on December 29, 2011 (see below), Granisol® and Aquoral™ which were both acquired in the first quarter 2012, and which are being marketed in the area of oncology support.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company and Bio-Quant. Following the acquisition of Bio-Quant, the CRO business allowed the Company to increase its active pre-clinical and clinical product pipeline from 4 drug candidates to 13 drug candidates utilizing the internal research capabilities of the CRO. The Company used the Bio-Quant resources to advance its product candidates and expand the uses and routes of administration of its NexACT® delivery technology.  During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with its diminished cash flows from operations.  Based on the change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries (see Note 2).

On December 29, 2011, the Company acquired Topotarget USA, Inc. (“Topotarget”) based in Rockaway, New Jersey, a subsidiary of Topotarget A/S. Topotarget owns all existing rights to Totect® in North America and South America and their respective territories and possessions. The acquisition was made pursuant to an Agreement in which Topotarget A/S sold to the Company all of the outstanding capital stock of Topotarget.  Following the acquisition the Company changed the name of Topotarget USA, Inc. to Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”) (see Note 3).

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair presentation, have been included in the accompanying condensed consolidated financial statements. Certain prior year items have been reclassified to conform to current year presentation. The condensed consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2011. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most significant estimates relate to the valuation of its long-lived assets including goodwill and intangible assets, the estimated fair value of future contingent consideration related to the acquisition of Topotarget, and other acquisition or disposition related categories, whether revenue recognition criteria have been met, estimated costs to complete under its research contracts, and valuation allowances for the Company’s deferred tax benefit.  The Company’s actual results may differ from these estimates under different assumptions or conditions.

Through June 30, 2011, the date of the sale of Bio-Quant, the Company operated in two segments - designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.  For periods from June 30, 2011 through March 31, 2012, the Company operates in two segments: designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. (“Pharmaceuticals”) and selling diagnostic products.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of approximately $224.1 million at March 31, 2012 and recorded a net loss of approximately $4.7 million for the three months ended March 31, 2012 and has principally been financed through the public offering of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front payments received from commercial partners for its products under development.  Funds raised in recent periods include approximately $18.4 million from our February 2012 follow-on public offering, approximately $1.1 million and $2.4 million during the three months ended March 31, 2012 and 2011, respectively, from the sale of common stock via our “at-the-market” stock selling facility and approximately $0.04 million and $0.9 million during the three months ended March 31, 2012 and 2011, respectively from the exercise of warrants outstanding (as discussed in Note 12 to the condensed consolidated financial statements). These fundraising activities should not be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with capital raising.

Based on our projections, the Company’s cash reserves of approximately $21.5 million at March 31, 2012 and the revenues expected from the licensing agreement signed with Abbott for Canada (as discussed in Note 15 to the condensed consolidated financial statements) we believe we will have sufficient cash to fund operations into the middle of 2014. We expect the Company’s cash inflows during 2012 will be from licensing and milestone revenues received from commercial partners for the Company’s late stage NexACT ® product candidates including Vitaros® and from product revenues from the sale of oncology supportive care products sold in the United States. The Company expects that the most significant expenditures in 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches and for the overall expansion of the commercial operations of the Company. A change in any of these assumptions or any unexpected expenses, such as the cost of a clinical trial, may change these projected cash expectations and require the Company to seek additional financing sources through commercial partners or via equity financing.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU provides an update to the authoritative guidance on performing goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required; otherwise, no further testing is required. The revised guidance does not change how goodwill is calculated or assigned to reporting units, does not revise the requirement to test goodwill annually for impairment, and does not amend the requirement to test goodwill for impairment between annual tests if events and circumstances warrant. The revised authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this statement did not have a material impact on the Company’s financial position and results of operations.

2.           SALE OF BIO-QUANT

The Company sold all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries, to BioTox on June 30, 2011. The Company received $500,019 at closing as an initial payment and will be entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s CRO services business. Over the ten-year term of the earn-out, beginning September 2012, the Company will be entitled to receive a minimum of $4,500,000 with the right to receive amounts in excess of this, depending on the gross revenue of BioTox over this ten-year period. The earn-out obligations are secured with a first priority lien on all the assets of Bio-Quant as well as the assets of BioTox for a certain period of time. After the sale, the Company does not beneficially own any equity shares in Bio-Quant or BioTox. The Company evaluated the sale of Bio-Quant in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations. The Company does not expect to recognize continuing direct cash flows from Bio-Quant after the sale. However, the transaction is structured with a low down payment and a payment stream over 10 years that is contingent on the operational success of BioTox. This payment structure was negotiated as a means to improve the likely cash available for investment in the growth of the business, which was expected to have the effect of encouraging higher revenues for BioTox and potentially greater earn-out payments to the Company over the ten year earn-out period. The Company does not have any vote or influence on the execution of the operations but retains a significant amount of collection risk depending on the operational success of the disposed CRO business. This continued exposure to the operating risk of BioTox and the extended post sale earn-out period indicates future involvement in the continuing operations of the CRO. As such, the Company determined that it would not be appropriate to classify the sale of Bio-Quant as a discontinued operation in the consolidated financial statements.

The Company also considered whether BioTox should be consolidated as a Variable Interest Entity (“VIE”) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that BioTox is a VIE because it could potentially lack sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company determined that it does not have the power to direct the activities of BioTox, nor does it have the obligation to absorb additional losses and it will not participate in any residual revenues thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of BioTox.

The estimated fair value of the earn-out payments expected to be received over the next ten years is approximately $2.5 million, which represents the minimum payments of $4.5 million discounted at 13.0% over the ten-year period. This receivable is carried on the Company’s balance sheet as of March 31, 2012 at $0 due to a reserve of $2.5 million as of March 31, 2012, based on the length of time over which the payments will be received and the lack of measurable external inputs available to determine the fair value of the minimum earn-out amounts due. This reserve increased the loss on sale of the Bio-Quant subsidiary recorded in 2011 and is not reflected as a bad debt expense. In the event that actual future cash receipts from BioTox differ from our estimates or if we adjust our estimates in future periods, our financial position and results of operations could be materially impacted.

3.          ACQUISITION OF TOPOTARGET USA, INC.

On December 29, 2011, the Company acquired all of the outstanding stock of Topotarget, which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), in a transaction accounted for under the acquisition method of accounting for business combinations under FASB ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed of Topotarget were recorded as of the acquisition date at their respective fair values and are included at December 31, 2011 in the consolidated balance sheet. There were no results of operations to record or consolidate for the remainder of 2011.

Apricus Pharmaceuticals owns all existing rights to Totect® in North America and South America and their respective territories and possessions. Totect® (dexrazoxane HCl) is the only drug approved by the FDA to treat a potentially serious complication of cancer therapy-the leakage of chemotherapy drugs from veins into surrounding tissues. This complication is known as anthracycline extravasation, and can lead to infections, tissue death and sometimes patient death. The acquired entity had a pre-existing sales infrastructure, sales team, and a revenue-generating product that was acquired to allow the Company to move into the commercialization and sales of oncology and oncology supportive care pharmaceuticals.

The Company made an initial payment of 334,382 shares of common stock worth $1,700,000, based on the closing market price of the Company’s common stock on the closing date. The Company may make additional milestone payments in common stock and the Company’s estimate of those future milestone payments had a fair value of approximately $2,016,534 at March 31, 2012. Such additional payments are required only if certain milestones are achieved, as described below. The increase in estimated fair value by $99,193 to $2,016,534 at March 31, 2012 from $1,917,341 at December 31, 2011 is due to the accretion of interest based on an effective interest rate of 23.6% applied to the milestones.

The $2,016,534 in additional purchase consideration (“contingent consideration”) is made up of additional issuances of the Company’s common stock to the seller, Topotarget A/S, based on the achievement of various regulatory and product cost reductions milestones. There are no sales milestones or royalty based milestones due to Topotarget A/S. The milestone amounts payable are fixed once the milestone is achieved, with the number of shares deliverable to be based on the trading price of our common stock at the date the milestone is achieved. We determined the fair values of the obligation to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a risk adjusted cost of equity factor of 23.6%, which is representative of the rate of return a market participant would expect to receive from these assets. Management’s estimate of the range of milestone payments varies from approximately $314,000 if no regulatory or commercial milestones are achieved to approximately $2.7 million if all milestones are achieved.

The Company will continually reassess the contingent consideration fair value each quarter with any future changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as commercial and regulatory work progresses towards the achievement of the milestones. During the first quarter of 2012, the only change was the accretion of interest of approximately $99,000 for the discount on the contingent liabilities. A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

Purchase Consideration:	December 31, 2011
Fair value of APRI common stock paid to Topotarget A/S shareholders	$1,700
Fair value of contingent consideration	1,917

Total purchase consideration	$3,617

The assets acquired and liabilities assumed at the acquisition date based upon their respective fair values are summarized below (in thousands):

Cash & cash equivalents	$107
Accounts receivable	306
Inventory	133
Prepaid assets	27
Long term deposits	39
Accounts payable and accrued expenses	(469)
Provision for replacement inventory	(286)
Technology license	2,190
Trade name license	440
Goodwill	1,130
Total net assets acquired	$3,617

Asset categories acquired in the Topotarget acquisition included working capital, license to the trade name and Totect® product intellectual property assigned to the technology license. The estimated fair value of the technology license was determined using discounted cash flow analysis incorporating the estimated future cash flows from the technology during the assumed remaining life. The resulting debt-free net cash flows were then discounted back to present value at the Company’s cost of equity capital. After accounting for the deferred tax liability associated with the technology and trade name licenses which are not presently deductible for income taxes, it was estimated that the value of the technology license of Topotarget was $2,190,000. Our estimated useful life of the technology license is 15 years.

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

The purchase price was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. An allocation of the purchase price was made to major categories of assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2011 and is based on management’s best estimates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. We do not expect any portion of the intangible assets or goodwill to be deductible for tax purposes. The goodwill attributable to our acquisition of Topotarget has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The goodwill of $1,129,950 arising from the acquisition results largely from the existing workforce and distribution network in place. All of the goodwill was assigned to the Pharmaceuticals segment.

The Company did not record net deferred tax assets related to the stock acquired of Topotarget. The entity has significant accumulated net operating losses which are offset by a deferred tax liability associated with the acquired intangible assets. The net deferred tax assets are offset by a full valuation allowance related to the uncertainty of realization of those net deferred tax assets.

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of Topotarget, now Apricus Pharmaceuticals, had occurred as of January 1, 2011, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Apricus Pharmaceuticals been operated as part of the Company since January 1, 2011.

Consolidated Pro Forma Statement of Operations

(unaudited)

	Three Months Ended March 31, 2011
	As Reported	Adjusted

Total revenue	$1,587,065	$2,025,815
Net loss	$(3,411,006)	$(3,839,027)
Net loss per common share	$(0.18)	$(0.20)
Shares used in computing net loss per common share	19,141,353	19,489,140

4.           BALANCE SHEET DETAILS

Inventory consists of the following:
	March 31,	December 31,
	2012	2011
Raw material	$303,114	$136,149

Prepaid expenses and other current assets consist of the following:
	March 31,	December 31,
	2012	2011
Deferred rental income - current	$16,674	$19,367
Prepaid expenses	334,254	172,399
Other current assets	-	50,000
	$350,928	$241,766

Deferred rental income and other assets consist of the following:
	March 31,	December 31,
	2012	2011
Deferred rental income - long term	$158,249	$150,052
Loan closing costs, net	27,973	37,258
Security deposits	77,024	92,872
Other long term assets	197,121	11
	$460,367	$280,193

Other current liabilities consist of the following:
	March 31,	December 31,
	2012	2011
Deferred compensation - current	$170,685	$170,235
Lease payable - current	4,389	4,273
	$175,074	$174,508

Other long term liabilities consist of the following:
	March 31,	December 31,
	2012	2011
Deferred building rent	$50,718	$-
Lease payable - long term	19,277	20,410
Other long term liabilities	27,831	27,831
	$97,826	$48,241

5.           ACCOUNTING FOR STOCK-BASED COMPENSATION

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

In December 1996, the Company adopted the Stock Option and Long-Term Incentive Compensation Plan (the “Incentive Plan”) and the Recognition and Retention Stock Incentive Plan (the “Recognition Plan”).  A total of 133,333 shares were set aside for these two plans.  In May 2000, the stockholders approved an increase in the number of shares reserved for the Incentive Plan and Recognition Plan to a total of 500,000.  In June 2006, the Company adopted the NexMed, Inc. 2006 Stock Incentive Plan (the “2006 Plan”).  A total of 200,000 shares were initially reserved for issuance under the 2006 Plan and an additional 133,333 shares were added to the 2006 Plan in June 2008.  The Company received stockholder approval at its May 24, 2010 annual meeting to add an additional 1,000,000 shares to the 2006 Plan. The Company received stockholder approval at its May 16, 2011 annual meeting to increase the number of shares reserved for the 2006 Plan by 2,500,000 to 3,833,333. Options granted under the Company’s equity compensation plans generally vest over a period of one to five years, with exercise prices of currently outstanding options ranging from $3.23 to $21.00. The maximum option term under these plans is 10 years from the date of grant.

The following table summarizes information about options outstanding at March 31, 2012:

	Options Outstanding				Options Exercisable
		Weighted Average	Weighted	Aggregate		Weighted	Aggregate
Range of	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value
$3.23 - 5.36	1,786,000	9.5 years	$3.86	$-	255,837	$4.27	$-
$10.05 - 21.00	33,333	3.8 years	14.39	-	33,333	14.39	-

	1,819,333	9.4 years	$4.05	$-	289,170	$5.44	$-

A summary of stock option activity is as follows:

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2011	840,833	$4.79	9.0 years	$642,725
Granted	983,500	$3.42
Exercised	(5,000)	$2.09
Cancelled	-	$-
Outstanding at March 31, 2012	1,819,333	$4.05	9.4 years	$0

Vested or expected to vest at
March 31, 2012	1,770,939	$4.05	9.4 years	$0

Exercisable at March 31, 2012	289,170	$5.44	8.3 years	$0

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the period ended March 31, 2012.

2012
Dividend yield	0.00%
Risk-free yields	0.9% - 1.1%
Expected volatility	70%
Expected option life	5.25 - 6 years
Forfeiture rate	2.66%

Expected Volatility. For options granted before December 31, 2011, the Company used analysis of historical volatility to compute the expected volatility of its stock options. In 2012 the Company determined that the long-term historical volatility of our stock price was not indicative of the future volatility of our stock price given the significant changes in the nature of our business over these past several years. As such, the Company considered the past year historical volatility of our stock price and the expected volatility of similar entities. In evaluating similar entities the Company considered such factors as industry, stage of development, size and financial leverage. The Company believes that this estimate provides the best representation of future long-term volatility.

Expected Term. The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The Company began issuing incentive stock options as compared to restricted stock grants towards the end of 2011. Due to the lack of recent reliable historic data, the Company applied the simplified method in developing the estimate of the expected term. We will employ this methodology for estimating the expected term of awards until such time that more refined estimates based on historical exercise behavior of the awards can be established.

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

Total unrecognized compensation cost related to unvested stock options as of March 31, 2012 was approximately $4.0 million.  That cost is expected to be recognized over 3 years.

Compensatory Share Issuances

The value of restricted stock grants is calculated based upon the closing stock price of the Company’s Common Stock on the date of the grant.  The value of the grant is expensed over the vesting period of the grant in accordance with FASB ASC 718.   As of March 31, 2012 there was $0.6 million of total unrecognized compensation cost related to non-vested restricted stock.  That cost is expected to be recognized over 2.75 years.

A summary of the Company’s restricted stock award activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Nonvested shares at December 31, 2011	257,063	$4.93
Shares granted	8,168	$3.04
Shares vested and issued	(88,348)	$4.92
Shares forfeited	-	$-
Nonvested shares at March 31, 2012	176,883	$4.83

The following table indicates where the total stock-based compensation expense resulting from stock options and awards appears in the Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2012	2011

Research and development	$79,097	$25,638
Selling, general and administrative	455,611	593,756

Stock-based compensation expense	$534,708	$619,394

The stock-based compensation expense has not been tax-effected due to the recording of a full valuation allowance against U.S. net deferred tax assets.

6.           WARRANTS

On February 14, 2012, the Company issued as part of the sale of common stock in a follow-on public offering of securities 2,469,136 warrants. The warrants have an exercise price of $5.25 per share of common stock and were exercisable immediately upon issuance and will expire five years from the date of issuance. No warrants that were issued as part of this financing have been exercised in 2012. A summary of warrant activity for the three month period ended March 31, 2012 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life
Outstanding at December 31, 2011	777,284	$2.88	3.7 years
Issued	2,469,136	$5.25
Exercised	(15,595)	$2.27
Cancelled	-
Outstanding at March 31, 2012	3,230,825	$4.70	4.5 years

Exercisable at March 31, 2012	3,230,825	$4.70	4.5 years

7.           LOSS PER SHARE

At March 31, 2012 and 2011, respectively, options to acquire 1,819,333 and 586,818 shares of Common Stock, warrants to acquire 3,230,825 and 1,280,840 shares of Common Stock and securities convertible into 712,396 and 640,000 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.  Loss per share for the three months ended March 31, 2012 and 2011 was calculated as follows (net loss / weighted average common shares outstanding):

	Three Months Ended
	March 31,
	2012	2011

Net loss	$(4,713,061)	$(3,411,006)
Weighted average common shares outstanding
used for basic and diluted net loss per share	24,013,386	19,141,353

Basic and diluted net loss per common share	$(0.20)	$(0.18)

8.           INTANGIBLE ASSETS

Intangible assets with associated accumulated amortization as of March 31, 2012 and December 31, 2011 were comprised of the following:

	March 31,	December 31,
	2012	2011

Totect® Technology License	$2,190,000	$2,190,000
Totect® Trade Name License	440,000	440,000
PediatRx License	260,000	-
Accumulated amortization	(46,000)	-
Intangible assets, net	$2,844,000	$2,630,000

The intangible assets acquired with the December 29, 2011, purchase of Apricus Pharmaceuticals consist of the Totect® Technology License and the Trade Name License. Our estimated useful life for both the technology and the trade name is 15 years. Amortization began in January 2012.

On February 21, 2012, we acquired the right to co-promote Granisol® in the United States from an unrelated third-party, PediatRx Pharmaceuticals, Inc. (“PediatRx”). The estimated useful life for the commercial rights is 10 years. Amortization began in March 2012.

Based on the current carrying amount of intangible assets, assuming no future impairment of the underlying assets, the estimated future amortization expense for the next five years ended December 31 and thereafter is as follows:

2012 (remainder)	$151,002
2013	201,333
2014	201,333
2015	201,333
2016	201,333
Thereafter	1,887,666

Total future amortization expense	$2,844,000

9.           CONVERTIBLE NOTES PAYABLE

2010 Convertible Notes

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4 million. The 2010 Convertible Notes are secured by a first priority mortgage on the Company’s facility in East Windsor, New Jersey and are due on December 31, 2012.  The proceeds were used to repay the 2008 Convertible Notes then outstanding in the aggregate sum of $2.6 million.  As such, the Company received approximately $1.4 million in net proceeds from the issuance of the 2010 Convertible Notes.

The 2010 Convertible Notes are, at the holders’ option, payable in cash at maturity on December 31, 2012 or convertible at any time into shares of Common Stock at a current conversion price of $5.61 per share (with an initial conversion price of $8.70 per share) (as adjusted, the “conversion price”), which price is subject to adjustment upon certain dilutive issuances of common stock.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The conversion price at March 31, 2012 was $5.61 per share, which represents an adjusted price from $8.70 at issuance due to certain dilutive equity financings since the issuance of the notes. At March 31, 2012, the conversion price was above the current market price of the Common Stock.

10.        LINES OF CREDIT

On March 8, 2010, Bio-Quant entered into a Loan and Security Agreement with Square 1 Bank for a revolving line of credit (the “Credit Line”) in the amount of $250,000.  The Credit Line was secured by a $255,000 cash deposit from the Company, which was classified as restricted cash at December 31, 2010.  The Credit Line bore interest at the rate of 4.25% per annum or 1% above the Prime Rate and expired on March 7, 2011 and was repaid in full at that time.

On April 12, 2010, Bio-Quant entered into a Loan and Security Agreement with Torrey Pines Bank for a revolving line of credit (“TP Credit Line”) in the amount of $250,000.  The TP Credit Line was secured by a $278,824 cash deposit from the Company, which was classified as restricted cash at December 31, 2010.  The TP Credit Line bore interest at the rate of 2.6% per annum and expired on April 12, 2011 and was repaid in full at that time.

11.        DEFERRED COMPENSATION

On February 27, 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which Dr. Mo served as the Company's Chief Executive Officer and President.  Under the employment agreement, Dr. Mo is entitled to severance in the form of an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement.  The deferred compensation is payable monthly for 180 months upon termination of his employment.  Dr. Mo’s employment was terminated as of December 15, 2005. At such date, the Company accrued deferred severance compensation of $1,181,332 based upon the estimated present value of the obligation.

Effective December 20, 2011, pursuant to a Consulting Agreement entered into by the Company and Dr. Mo on August 8, 2011, the agreement was renegotiated and the payment terms were changed from the remaining 108 payments of $9,158 to 69 payments of $15,000. There was no change in the remaining principal amount due as of that date. The Company incurred a non-cash charge to general and administrative expense in the amount of $198,564 recorded in the fourth quarter of 2011 based upon the revised estimated present value of the obligation. At March 31, 2012 and December 31, 2011, respectively, the Company had an accrued deferred compensation balance of $961,437 and $1,003,827, respectively.

12.        COMMON STOCK TRANSACTIONS

On February 14, 2012, the Company offered and sold 4,938,272 Units (“Units”) in a follow-on public offering of securities with each Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase .50 shares of Common Stock at a price of $5.25 per full warrant share. The Units were offered at a public offering price of $4.05 per Unit. The Underwriters purchased the Units from the Company at a price of $3.807 per Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. No warrants that were issued as part of the Unit offering have been exercised in 2012.

On December 30, 2011, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”).  Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20,000,000, from time to time through the Manager.  The sales of the common stock under the Offering Agreement will be made in “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker.

The shares to be sold under the Offering Agreement will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the Securities and Exchange Commission (the “SEC”), in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b) (5) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011. In the first quarter 2012, Company sold an aggregate of 216,968 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.95 per share, resulting in offering proceeds of approximately $1.1 million, net of sales commissions. On April 26, 2012, the Company filed a Current Report on Form 8-K reporting that no sales had been made under the Offering Agreement since February 14, 2012 and that no further sales would be made for a period of at least 120 days in light of the Company’s cash balances and the current trading price of the Company’s common stock.

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

On October 4, 2010, the Company completed a best-efforts offering (the “Offering”) for the sale of 1,728,882 units (the “2010 Units”), with each 2010 Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock.  The 2010 Units were offered to the public at a price of $5.40 and the warrants, which are exercisable starting at the closing and remaining exercisable thereafter for a period of five years, have an exercise price of $2.268 per share.  Accordingly, the Company issued 5,186,646 shares of common stock and warrants to purchase 1,728,882 shares of common stock and received Offering proceeds, net of discounts, commissions and expenses, of approximately $8,540,000.  Additionally, warrants to purchase 155,599 shares of common stock were issued to the placement agent as commission.

During the first quarter of 2012, 15,595 shares of Common Stock were issued upon the exercise of warrants from the Offering. The Company received proceeds of approximately $35,000 from such exercise. During 2011, 649,865 shares of Common Stock were issued upon the exercise of warrants from the Offering and the Company received proceeds approximately $1.4 million from such exercise.

13.        RELATED PARTY TRANSACTIONS

The Company had the following related party transactions in 2012 and 2011:

Innovus Pharmaceuticals, Inc.

Innovus Pharmaceuticals, Inc. (“Innovus”) (formerly “FasTrack Pharmaceuticals, Inc.”) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008, and in 2009, Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services.   Innovus subsequently acquired Sorrento’s assets and liabilities in March 2011.   Innovus is development-stage company of which two executive officers and one director of the Company are minority shareholders.

On April 4, 2011, the Company and Innovus entered into an Asset Purchase Agreement, pursuant to which Innovus sold to the Company all the rights it had in certain back-up compounds for PrevOnco®. PrevOnco®, a development-stage candidate being studied for the treatment of solid tumors contains a marketed anti-ulcer compound, lansoprazole that could be used alone or in combination with other chemotherapeutic agents.  The Company believes PrevOnco® can be optimized further to increase its efficacy in combination with our NexACT® technology.

In exchange for the PrevOnco® back-up compound portfolio, the Company loaned Innovus $250,000 in the form of a secured convertible note and restructured the existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $224,520. The notes were due on April 4, 2013 and bear interest at the rate of prime plus 1%.  The notes automatically convert to common stock of Innovus if, prior to the maturity date, Innovus completes a material round of financing, closes a merger or acquisition transaction (an “M&A event”), or completes a public offering at an offering price equal to the financing or M&A value at that time discounted by 10%. In March of 2012, Innovus converted the notes to common stock of Innovus based on an M&A event that occurred in December of 2011, through the merger of Innovus with a publicly-traded company, North Horizon, Inc. Under the agreement, Innovus became a subsidiary of North Horizon and the entity was renamed, Innovus Pharmaceuticals, Inc. Apricus received an insignificant common stock interest in Innovus (less than 1%) in connection with the conversion.

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

The Company considered whether Innovus should be consolidated as a Variable Interest Entity (VIE) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that Innovus is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company has a variable interest in the VIE related to the convertible notes (2011) and the insignificant portion of Innovus owned as common stock (2012).  The Company determined that it does not have the power to direct the activities of Innovus, nor does it have the obligation to absorb additional losses thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of Innovus.  In the accompanying condensed consolidated financial statements, the loans, Notes and Innovus common stock are valued at a zero book value for accounting purposes at March 31, 2012 and December 31, 2011, respectively, for lack of marketability of the Innovus entity.

Other Related Party Transactions

For the three months ended March 31, 2012 Apricus purchased approximately $14,900 of drug supplies from an entity owned 100% by the Company’s CEO. Apricus and Bio-Quant purchased approximately $41,500 of drug supplies from the same entity during the first three months of 2011.

14.	INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carry forwards of approximately $51.0 million for federal income tax purposes, net of approximately $83.0 million subject to limitation under Internal Revenue Code Section 382.  These carry forwards are available to offset future taxable income and expire beginning in 2012 through 2031 for federal income tax purposes.  Internal Revenue Code Section 382 places a limitation on the utilization of federal net operating loss carry forwards when an ownership change, as defined by tax law, occurs.  Generally, an ownership change, as defined, occurs when a greater than 50% change in ownership takes place during any three-year period. The Company performed a review of stock transactions for the years beginning January 1, 2008 and ending December 31, 2010 and the Company believes that it is likely that such an ownership change occurred.  Based on this limited review, the Company determined that an ownership change took place in June 2010 when the Bio-Quant Notes were converted to common stock.  The Company may have had other ownership changes and additional limitations that would be revealed if a more detailed review is performed. As a result of this ownership change, the ability to utilize the current net operating loss carry forwards generated prior to this change in ownership is limited to approximately $1.2 million per year based on our calculations at the time of the ownership change.  The Company has recorded a full valuation allowance against the deferred tax assets arising from the net operating loss carry forwards.

The Company follows the provisions of ASC 740-10-25. ASC 740-10-25 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2008 to 2011 are still open and subject to audit.  The Company’s federal income tax returns for 2009 and 2010 are currently under audit by the Internal Revenue Service. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, we have not recorded a liability for unrecognized tax benefits upon adoption of ASC 740-10-25. There continues to be no liability related to unrecognized tax benefits at March 31, 2012 or December 31, 2011. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

15.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

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

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the up-front payment from Sandoz was recorded as revenue in the first quarter of 2012, in the amount of $668,494, net of withholding taxes.

On February 22, 2012, the Company entered into a Vitaros® Cream Clinical Supply Agreement with Warner Chilcott UK Limited. Under the Warner Chilcott supply agreement, the Company will receive approximately $250,000 in exchange for the current ordered quantity of Vitaros®. In addition, we are currently updating the IND for Vitaros® in the United States with the new manufacturing currently ongoing at our manufacturing partner’s facility, Therapex. The Company has not recognized any revenues or received any payments under this agreement in the first quarter 2012.

 On January 9, 2012, the Company entered into an exclusive licensing agreement (the ”Abbott License Agreement”) with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for erectile dysfunction in Canada. The product was approved by Health Canada in late 2010 and is expected to be launched in 2012. Under the Abbott License Agreement, over the lifetime of the contract, the Company has the right to receive up to approximately $16 million in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada. The Company has not recognized any revenues or received any payments under this agreement in the first quarter of 2012 and will recognize the upfront license fee when all of the revenue recognition criteria are satisfied which is expected to be in the second quarter of 2012. To our knowledge, Abbott is preparing to launch Vitaros® in Canada in the second half of 2012. The Company is currently manufacturing three commercial batches of Vitaros® at its manufacturing partner, Therapex’s facility for the launch of the product by Abbott this year.

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

On January 3, 2011, the Company entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize  Vitaros® for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros® in the Elis Territory. Elis announced the pre-launch of Vitaros® in its territories earlier this year and is working towards a formal launch before the end of the year.

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (the “Bracco License Agreement”) for its Vitaros® product for erectile dysfunction. Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, $200,000 in up-front payments pursuant to the Elis and Neopharm licensing agreements was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011. The expected up-front payment from Bracco was received in April 2011, in the amount of $1,000,000, net of withholding taxes. Of this amount, approximately $667,000 was recognized as license revenue in the second quarter of 2011 and the remaining $333,000 was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe in accordance with the Bracco license agreement.

In April 2011, the Company filed a marketing application in Europe for Vitaros® for erectile dysfunction.  If it is approved by the various European regulatory authorities, it would give the Company the right to sell Vitaros® in multiple chosen countries in the European Union. Under a European system called the “Decentralized Procedure” (“DCP”), a company files its application for marketing approval of a drug in just one European country, which is designated the Reference Member State (“RMS”). The Company has chosen The Netherlands as its RMS. The RMS then evaluates the application and prepares an assessment report that is submitted to other chosen European Union countries for their consideration and approval. The entire review process on average requires approximately 240 days not including additional time associated with responses to regulatory review questions known as “clock stop”. One of the major advantages of the DCP is that a company may receive identical marketing authorizations for its product in multiple chosen European Member countries at the same time. We have received what we currently believe to be the final set of questions from the different countries regarding the RMS filing. We are currently preparing the responses to the questions received and expect to file the answers in the third quarter of 2012 which may trigger an approval within 30 days thereafter if granted by the respective agency. Following the approval from the RMS, the Company either directly or through its commercial partner in their respective territories will file for national approval which is the final step needed to gain the marketing approval in the territories. With the potential approval of Vitaros® in Europe this year, the Company is evaluating multiple additional opportunities to commercialize Vitaros® through third parties in multiple European territories. In addition, the Company is evaluating opportunities to expand through its own sales force, or through partnering arrangements into the largest Alprostadil market and one of the largest erectile dysfunction markets in Europe. We currently expect to begin to announce some partnerships in Europe during the second and third quarter of 2012.

In July 2011, the Company filed a marketing application for Vitaros® in Switzerland for erectile dysfunction. The approval of Swissmedic, the Swiss agency for therapeutic products, is often relied upon by the regulatory authorities in numerous European countries that are not members of the European Union, as well as by many other countries worldwide. The time required for an approval decision from Swissmedic is approximately 15-18 months from the time of submission. We received questions from Swissmedic and we are currently preparing responses thereto. Such responses will likely be filed in June of this year and if accepted by Swissmedic they may trigger a preapproval within 90 days thereafter. The Company is currently in discussions with a number of potential partners to market Vitaros® in Switzerland.

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc., (“Warner Chilcott”) for Vitaros® for erectile dysfunction.  Under the agreement, Warner Chilcott acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros® to Warner Chilcott.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of a New Drug Application (NDA) approval for Vitaros® from the FDA. This arrangement applies to the first generation, or cold chain, of the product.

MycoVa™

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

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, no revenues have been recognized for the Stellar Agreement and the Ellis Agreement in the first quarter of 2012.

We filed for a Type C meeting with the FDA in May 2012 requesting guidance on the approvability of MycoVa™ in the United States. In addition, the Company requested a guidance meeting with Health Canada and also requested a meeting with two European agencies.

NitroMist™

On February 9, 2012, the Company entered into The Asset Purchase and License Agreement (the “NovaDel Agreement”) with NovaDel Pharma, Inc (“NovaDel”), granting the Company the right to develop and commercialize NitroMist™ in all countries worldwide except the United States, Canada and Mexico. The purchase price of $200,000 was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project (that has not reached technological feasibility in the territories covered by the license) and that has no alternative future use.

We currently are in multiple partnership negotiations to commercialize NitroMist™ in the territories that the Company has the rights to out-license. We have started the registration procedures for NitroMist™ in multiple countries.

Granisol® and Aquoral™

On February 21, 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”); (1) a Co-Promotion Agreement in the United States for Granisol® and Aquoral™ (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its co-promotion agreement with Bi-Coastal Pharmaceuticals, Inc for Aquoral™ and (3) an Asset Purchase Agreement for Granisol® outside of the United States (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $325,000 up-front and will pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol® in the U.S. The Company recorded $260,000 related to the Co-Promotion Agreement as an intangible asset and will amortize the expense over ten years, which is the life of the agreement. The remaining $65,000 was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project (that has not reached technological feasibility in the territories covered by the license) and that has no alternative future use. We are currently in multiple partnership negotiations to commercialize Granisol® outside the United States. We have started the registration procedures for Granisol® in multiple countries.

16.	COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company is a party to employment and compensatory agreements for its executive officers in the normal course of business.

The Company is a party to several short-term consulting and research agreements that, generally, can be cancelled at will by either party.

Other - PediatRx

On January 26, 2012, the Company entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction (the “Acquisition”). If the Acquisition is consummated on the terms set forth in the Term Sheet, the Company would acquire PediatRx in a merger in exchange for $4,000,000, to be paid in the common stock of the Company. Additionally, the Term Sheet contemplates the Company assuming certain PediatRx debt of up to $675,000.

The Acquisition is subject to customary due diligence procedures, approval by the Company’s Board and the PediatRx Board and the execution of a mutually agreeable definitive merger agreement (the “Merger Agreement”). The Merger Agreement will be subject to customary closing conditions, including the approval of the PediatRx shareholders and certain termination provisions. The term sheet includes an additional payment by the Company to PediatRx of $1,000,000, payable in Company common stock, if the Company elects not to pursue the Acquisition, subject to certain conditions.

Legal matters

We are subject to certain legal proceedings in the ordinary course of business.  We do not expect any such items to have a significant impact on our financial position, results of operations or cash flows.

17.	SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, requires public companies to report profits and losses and certain other information on their reportable operating segments in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

Through June 30, 2011, the Company had two active business segments: designing and developing pharmaceutical products with its NexACT® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.  Through June 30, 2011, the Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  On June 30, 2011, the Bio-Quant subsidiary was sold (see Note 2 to the Condensed Consolidated Financial Statements and accordingly the Bio-Quant CRO segment information provided for 2011 reflects the operating activity from the pre-clinical CRO services and sales of diagnostic for the three months ended March 31, 2011. The Diagnostic Sales segment information provided for the three months ended March 31, 2012 reflects the diagnostic products business without the Bio-Quant CRO.

On December 29, 2011, Topotarget was acquired with common stock and renamed Apricus Pharmaceuticals (USA), Inc (“Apricus Pharmaceuticals”). Apricus Pharmaceuticals has been combined with the NexMed subsidiary for the Pharmaceuticals segment. The Company determined that the NexMed and Apricus Pharmaceuticals businesses have a similar sales process, type of customer, regulatory environment and profit margins and should be aggregated as one segment. Segment information for the three months ended March 31, 2012 and 2011, respectively is as follows:

Three Months Ended
March 31, 2012

	Pharmaceuticals	Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues from external customers	$671,044	$110,437	$-	$781,481
Income (loss) from operations	(4,689,999)	30,327	-	(4,659,672)
Net income (loss)	(4,743,386)	30,325	-	(4,713,061)
Total assets	31,531,123	345,492	-	31,876,615

Three Months Ended
March 31, 2011

	Pharmaceuticals	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues from external customers	$202,550	$1,384,515	-	$1,587,065
Loss from operations	(3,197,594)	(227,148)	-	(3,424,742)
Net Loss	(3,190,880)	(220,126)	-	(3,411,006)
Total assets	17,869,136	1,733,169	-	19,602,305

18.	STOCKHOLDER RIGHTS PLAN

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the condensed consolidated financial statements (unaudited) and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 13, 2012. These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and Subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

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

Corporate History

We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development using our proprietary drug delivery technology called NexACT®. Our pipeline of approved and late-stage NexACT® based product candidates includes Vitaros®, which is approved in Canada for the treatment of erectile dysfunction, Femprox® for female sexual arousal disorder, MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), RayVa™ for Raynaud’s Syndrome and PrevOnco™ for liver cancer. Our pipeline of preclinical products includes Nupen™ for post-chemotherapy recovery of Neutrophil.

On December 14, 2009, we merged with Bio-Quant, Inc. (“Bio-Quant”), a private, contract research organization (“CRO”) in San Diego that was focused on providing drug development research services to other companies. On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” In June 2011, we sold Bio-Quant to BioTox Sciences, a San Diego-based CRO. In December 2011, we entered into the specialty pharmaceutical business with the acquisition of Topotarget USA, Inc., renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”). We continue to grow our specialty pharmaceutical products business with the addition of the products Totect® in 2011, and Granisol®, Aquoral™ and NitroMist™ in early 2012.

Growth Strategy

We are a pharmaceutical company in the areas of sexual dysfunction, oncology, autoimmune and anti-infectives, among others. Our pipeline is made up of drugs and drug candidates developed internally based on our clinically validated proprietary NexACT® delivery platform, as well as, drugs that we have acquired or in-licensed from third parties. In the United States, we sell some of our drugs using a specialty sales force, while in selected markets, we have partnered with other pharmaceutical companies for commercializing our products in areas where we do not have a sales force.

We transformed from a clinical-stage development company into a pharmaceutical company with our acquisition of the U.S. subsidiary of Topotarget AS and its drug Totect® (marketed in the U.S. and approved for anthracyclin extravasation) in late December 2011. The acquisition of Topotarget USA, Inc., now named Apricus Pharmaceuticals USA, Inc., provided a foundation for our commercial operations in the United States. We added to our product offerings in early 2012 by acquiring co-promotion rights to Granisol® (marketed in the U.S. and approved as an anti-emeteic following chemotherapy and radiotherapy) and Aquoral™ (marketed in the U.S. and approved for management of Xerostomia), as well as ex-North American rights to NitroMist™ (approved in the United States for acute angina). We intend to expand our commercialization activities in the United States, and to establish commercial capabilities in selected markets outside the United States, with the addition of other products, including outside of the oncology and oncology supportive care markets.

Our strategy for growth is to acquire, in-license or promote marketed drugs that we believe are underperforming commercially, re-launch and commercialize them using our small but growing sales forces to increase sales and revenues. Over time, we expect that our sales force will be comprised of hospital sales representatives, on-call hospital nurses and a call center. The Company is in negotiations to add two additional drugs to its pipeline in 2012. In addition, we have an extensive pre-clinical and late stage clinical NexACT® pipeline that we are actively promoting for partnerships to support the development and commercialization of these drug candidates.

Revenue Sources

License Revenue.  The Company entered into three license agreements in the first quarter of 2012, two for Vitaros® and the other for MycoVa™.  Pursuant to these agreements, the Company recorded approximately $668,494 in license revenue for upfront fees in the first quarter of 2012.  The license fees are recorded net of any tax withholdings.  We will continue to pursue new licenses for Vitaros®, as well as the Company’s drug candidates and NexACT® platform technology.   The timing for these new agreements is inherently uncertain.  Additionally, the timing of milestone payments under existing license agreements is similarly uncertain and can vary significantly from quarter to quarter.  Accordingly, although we expect an overall increase in license revenue in future periods, the amount and timing of these increases is unknown at this time.

Liquidity, Capital Resources and Financial Condition

We have experienced net losses and negative cash flows from operations each year since our inception.  Through March 31, 2012, we had an accumulated deficit of $224.1 million and our operations have principally been financed through public offerings of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners.  Funds raised in recent periods, include approximately $18.4 million in net proceeds from our February 2012 follow-on public offering and approximately $1.1 million during 2012 from the sale of common stock through our “at-the-market” stock sales facility. These recent transactions should not be considered an indication of our ability to raise additional funds in any future periods.

Our cash and cash equivalents at March 31, 2012 were approximately $21.5 million. We expect our cash inflows during 2012 will be from licensing and milestone revenues received from commercial partners for our late stage NexACT® product candidates and from product revenues from the sale of our oncology supportive care products sold in the United States. We expect our most significant expenditures in 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches and for the overall expansion of the commercial operations of the Company.

We have the objective of becoming cash flow positive late in 2013 primarily from the expected growth in revenues from out-licensing agreements and from the sales of oncology support products that we market now and from additional products that we expect to add in the future. However, there can be no assurance that we succeed in accomplishing this objective in 2013, if at all.

Even if we are successful in obtaining additional partners who will support further development of our products, we may still encounter additional obstacles such as our development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.   Should we not be able to find development partners in 2012 and not achieve our product sales expectations, we would require additional external financing to fund our operations and we may not achieve our goals of being cash flow positive during 2013. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. The timing of receipts of up-front and milestone payments are difficult to estimate and we would seek to obtain additional outside equity capital as necessary to support the commercial opportunities for our product portfolio.

At March 31, 2012, we had cash and cash equivalents of approximately $21.5 million, compared to $7.4 million at December 31, 2011.   During the first quarter of 2012, we received net proceeds of approximately $19.5 million as a result of sales of our Common Stock. The receipt of this cash during the first quarter of 2012 was offset by our cash used in operations.  Our net cash outflow from operations during the quarter was approximately $5.2 million which resulted from the increase in expenditures for licenses for oncology supportive care products, commercialization of these products and research and development activities while we commercialize our Vitaros® product for sale in the Canadian market and obtain market approval in other regions. Our operational structure with a minimum number of employees and limited space needs allows us to closely regulate our level of expenditures and to quickly adjust our spending rates as commercial opportunities develop. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements (unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.

There were no significant changes in critical accounting policies from those at December 31, 2011. The financial information as of March 31, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011, contained in our annual report on Form 10-K filed on March 13, 2012.

For a further discussion of our critical accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 13, 2012.

Comparison of Results of Operations Between the Three Months Ended March 31, 2012 and 2011

Revenue.  Consolidated net revenue decreased by $805,584 to $781,481 in the first quarter of 2012 as compared to $1,587,065 in the first quarter of 2011. Licensing fee revenues in the first quarter of 2012 increased by 231% as compared to the first quarter of 2011. The increase in license fee revenue was primarily attributable to an upfront license fee in the amount of $668,494 from Sandoz for a license to Vitaros® for the German market. The decrease in revenue from the Bio-Quant CRO and diagnostic sales (“Bio-Quant”) segment was $1,274,078 or 92% to $110,437 in the first quarter 2012 from $1,384,515 in the first quarter 2011. The decrease in revenue is mainly as a result of the sale of Bio-Quant (See Note 2 in the Notes to the Condensed Consolidated Financial Statements). This decrease in revenues was partially offset by increased revenue in the Pharmaceuticals segment due to license fee revenue which increased $468,494 to $671,044 in the first quarter of 2012 from $202,550 in the first quarter of 2011. As a result of the sale of Bio-Quant, we are no longer generating revenues related to the Bio-Quant’s CRO business.

 Cost of Sales.  The amounts reflected in cost of sales are attributable to the Diagnostic Sales segment which decreased by $928,645 or 92% to $76,363 in the first quarter 2012 as compared to $1,005,008 in the same period in 2011. The decrease in cost of sales is primarily attributable to the reduction in the current period in cost of services as a result of the sale of the Bio-Quant CRO business on June 30, 2011.  As a result of the sale of this business, we are no longer incurring service costs related to the Bio-Quant’s CRO business.

Research and Development Expenses.  The amounts reflected in research and development expenses are in the Pharmaceuticals segment which increased spending for the first quarter of 2012 by $271,376 or 25% as compared to 2011 and were $1,371,922 and $1,100,546, in three months ended March 31, 2012 and 2011, respectively.  Our increased research and development expenditures in the first quarter of 2012 reflect continued spending on our development pipeline including Vitaros® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros® as a treatment for patients with erectile dysfunction. In addition, research and development expenses increased by $265,000 for Nitromist™ and Granisol® licenses purchased for rights outside of the United States. We expect to continue to see an increase in research and development spending in 2012 as a result of the expansion of our pharmaceutical products and as we prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®, PrevOnco™, MycoVa™ and RayVa™.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $1,086,615 or 37% to $3,992,868 during the first quarter of 2012 as compared to $2,906,253 during the same period in 2011. Approximately $465,000 of the increase is due to professional fees and expenses for legal, accounting and business development costs in support of partnering and licensing activities in the first quarter of 2012. Approximately $675,000 of the increase in selling, general and administrative expenses is related to the increase in personnel, facility expenses and supporting costs for the pharmaceutical sales operations acquired in late 2011. These increases are partially offset by decreased spending to support our former CRO business, Bio-Quant.

Interest Income. We had interest income of $3,458 during the first quarter of 2012, as compared to $13,143 during the same period in 2011.  The interest income is primarily from our interest bearing cash accounts.

Interest Expense. We had interest expense of $173,501 during the first quarter of 2012 as compared to $110,887 during the same period in 2011, an increase of $62,614 or 56%.  The increase in interest expense in 2012 is primarily due to the accretion of interest expense associated with the discount on our contingent consideration due to Topotarget A/S when certain milestones are met.

 Net Loss.  The net loss was $4,713,061 or $0.20 per share in the first quarter of 2012 as compared to $3,411,006 or $0.18 per share during the same period in 2011.  The increase in net loss is primarily attributable to the increased general and administrative and research and development expenses as discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Disclosure of Contractual Obligations

The following table summarizes our contractual obligations and maturity dates as of March 31, 2012:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Capital Lease Obligations	$21,591	$3,936	$9,102	$8,553	$-
Operating Lease Obligations	1,957,089	495,796	818,613	642,680	-
Other Long Term Obligations (settled in cash)	4,961,436	4,170,685	346,817	354,209	89,725
Other Long Term Obligations (settled in common stock)	2,016,534	1,489,128	527,406	-	-
Total	$8,956,650	$6,159,545	$1,701,938	$1,005,442	$89,725

Long term obligations settled in cash represent the payment due to Dr. Joseph Mo, our former CEO as described in Note 11 to the condensed consolidated financial statements and amounts due to settle our 2010 convertible notes payable as discussed in Note 9 to the condensed consolidated financial statements. We believe convertible debt will require settlement in cash if not refinanced, as the current conversion price of $5.61 is greater than our current stock price at March 31, 2012. The long term obligations settled in common stock reflect the amounts and timing of the contingent payments due to Topotarget A/S for our acquisition of Topotarget USA as discussed in Note 3 to the unaudited consolidated financial statements.

The contractual obligations reflected in this table exclude, the contingent liability payable in Company common stock related to the non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction (the “Acquisition”). If the Acquisition is consummated on the terms set forth in the term sheet, the Company would acquire PediatRx in a merger in exchange for $4,000,000, to be paid in the common stock of the Company. Additionally, the term sheet contemplates the Company assuming certain PediatRx debt of up to $675,000.  The term sheet includes an additional payment by the Company to PediatRx of $1,000,000, payable in Company common stock, if the Company elects not to pursue the Acquisition, subject to certain conditions. See notes 15 and 16 in the accompanying condensed consolidated financial statements for additional information on the Company’s arrangements with PediatRx.

Other Product and Technology Updates

Femprox®

Femprox® is a topical cream for the treatment of female sexual arousal disorder (“FSAD”) and is a formulation of 0.4% alprostadil delivered using dodecyl 2-(N, N dimethylamino)-propionate hydrochloride (“DDAIP HCl”) or NexACT®, Apricus Bio's proprietary drug delivery technology. It is the Company's current belief, that Femprox® is further along in development than any other product for FSAD and is the only product candidate to have successfully completed an approximately 400 subject Phase III clinical trial, a trial which achieved statistical significance in both its primary and secondary endpoints.

The Company was granted a pre-NDS meeting with Health Canada for July 17, 2012 to obtain guidance regarding the suitability of its existing clinical, preclinical, and chemistry data to support a New Drug Submission ("NDS") in Canada. We have also requested a Type C meeting with the FDA and we expect to request a guidance meeting to obtain pre-filing approval guidance for Europe.

PrevOnco™

We are in discussion with the FDA on our proposed Phase III protocol filed for PrevOnco™. The current discussions relate to the use of PrevOnco™ as a first line or second line therapy and whether patients should remain on Nexavar® before enrollment. In addition, we have successfully reformulated PrevOnco™ as an enteric coated capsule containing our proprietary permeation enhancer NexACT®. In preclinical studies we were able to decrease the amount of lansoprazole used with the addition of NexACT® and have still achieved higher levels in blood and liver due to DDAIP action. Our expected plan is to move into human PK bioequivalency trials in the second quarter of 2012 with our PrevOnco™ DDAIP formulation. Based on the results of the human PK study we anticipate that we could bridge the new NexACT® formulation to be used in our Phase III clinical trial for future discussions with the FDA. Nexavar® is a Registered trademark of  Onyx Pharmaceuticals.

NexACT®

We are advancing collaboration discussions with various partners to utilize the NexACT® technology for our drug development pipeline. Several are advancing and are in the term sheet stage.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash primarily in interest bearing cash accounts. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2012, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial effect on our earnings.

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

There have been no material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 13, 2012.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.              MINE SAFETY DISCLOSURES

None

ITEM 5.              OTHER INFORMATION

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

APRICUS BIOSCIENCES, INC.

Date: May 10, 2012	/S/ STEVE MARTIN
Steve Martin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.

