Form 10-Q
period 2012-06-30
APRICUS BIOSCIENCES, INC.
filed 2012-08-09
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of large accelerated filer”, accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):  Large accelerated filer ☐    Accelerated filer ☒  Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 2, 2012, 29,596,127 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	JUNE 30	DECEMBER 31
	2012	2011
	(Unaudited)
Assets
Current assets
Cash & cash equivalents	$17,939,748	$7,434,549
Customer accounts receivable, net	460,626	326,926
Restricted cash	51,720	51,720
Inventories, net	427,301	136,149
Prepaid expenses and other current assets	865,269	241,766

Total current assets	19,744,664	8,191,110

Fixed assets, net	4,226,892	4,384,357
Intangible assets, net of accumulated amortization	3,785,119	2,630,000
Goodwill	1,129,950	1,129,950
Deferred rental income and other assets	311,307	280,193

Total assets	$29,197,932	$16,615,610

Liabilities and Stockholders' Equity
Current liabilities
Convertible notes payable	$4,000,000	$4,000,000
Trade accounts payable	694,849	1,137,595
Accrued expenses	2,751,973	2,083,588
Payroll related liabilities	855,849	938,546
Deferred revenue - current portion	430,749	10,362
Contingent consideration - current portion	1,781,178	1,417,652
Provision for replacement inventory - current portion	169,932	258,432
Other current liabilities	188,493	174,508

Total current liabilities	10,873,023	10,020,683

Long term liabilities
Deferred revenue	390,125	395,225
Contingent consideration	191,747	499,689
Deferred compensation	747,798	833,592
Other long term liabilities	155,319	48,241

Total liabilities	12,358,012	11,797,430

Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 26,996,745 and 21,347,986 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	26,996	21,348
Additional paid-in-capital	245,809,875	224,154,238
Accumulated deficit	(228,996,951)	(219,357,406)

Total stockholders' equity	16,839,920	4,818,180

Total liabilities and stockholders' equity	$29,197,932	$16,615,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011

License fee revenue	$2,550	$668,899	$673,594	$871,449
Product sales	117,083	101,233	227,520	216,727
Contract service revenue	-	825,020	-	2,094,041
Total revenue	119,633	1,595,152	901,114	3,182,217
Cost of product	83,845	80,169	160,205	172,728
Cost of services	-	926,056	-	1,838,505
Gross profit	35,788	588,927	740,909	1,170,984

Costs and expenses
Research and development	1,153,811	1,971,832	2,525,766	3,072,378
Selling, general and administrative	3,739,142	3,687,041	7,731,978	6,593,294
Loss on sale of Bio-Quant subsidiary		2,759,920		2,759,920
Total costs and expenses	4,892,953	8,418,793	10,257,744	12,425,592

Loss from operations	(4,857,165)	(7,829,866)	(9,516,835)	(11,254,608)

Other income (expense)
Interest income	2,129	9,614	5,585	18,587
Interest expense	(168,423)	(85,332)	(341,924)	(192,039)
Rental income	114,086	111,482	225,523	222,962
Other expense, net	(17,112)	-	(11,894)	-
Total other income (expense)	(69,320)	35,764	(122,710)	49,510

Net loss	$(4,926,485)	$(7,794,102)	$(9,639,545)	$(11,205,098)

Basic and diluted net loss per common share	$(0.19)	$(0.39)	$(0.41)	$(0.58)

Weighted average common shares outstanding used for basic and diluted net loss per share	26,626,829	19,817,009	23,335,948	19,475,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity

Balance at December 31, 2011	21,347,986	$21,348	$224,154,238	$(219,357,406)	$4,818,180

Issuance of compensatory
restricted stock to employees,
consultants, and Board of Directors	99,790	99	(99)		-
Stock-based compensation
expense			1,126,375		1,126,375
Issuance of common stock for
Co-Promote agreement	373,134	373	999,627		1,000,000
Issuance of common stock and
warrants, net of offering costs	5,155,240	5,155	19,483,935		19,489,090
Issuance of common stock
upon exercise of stock
options	5,000	5	10,445		10,450
Issuance of common stock
upon exercise of warrants	15,595	16	35,354		35,370
Net loss				(9,639,545)	(9,639,545)

Balance at June 30, 2012	26,996,745	$26,996	$245,809,875	$(228,996,951)	$16,839,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2012	2011
Cash flows from operating activities
Net loss	$(9,639,545)	$(11,205,098)
Adjustments to reconcile net loss to net cash used in operating activities
Reserve for related party receivable	-	275,990
Depreciation and amortization	300,423	417,477
Accretion of interest on contingent consideration	193,723	18,571
Compensation expense	1,126,375	1,145,733
Write off of deferred revenue	-	133,670
(Gain)/loss on disposal/sale of fixed assets	(1,475)	920
Loss on sale of Bio-Quant subsidiary	-	2,759,920
Changes in operating assets and liabilities, net of acquisition
Decrease (increase) in accounts receivable	(133,700)	44,675
Decrease (increase) in other receivable	-	(25,990)
Decrease (increase) in inventories	(291,152)	-
Decrease (increase) in prepaid expenses and other current assets	(623,503)	79,550
Increase (decrease) in deferred rental income and other assets	(49,684)	(17,984)
Increase (decrease) in accounts payable	(442,746)	64,981
Increase (decrease) in accrued expenses	530,246	1,563,953
Increase (decrease) in deferred revenue	415,287	(5,100)
Increase (decrease) in payroll related liabilities	(82,697)	(45,013)
Increase (decrease) in deferred compensation	(85,794)	286,975
Increase (decrease) in other liabilities	34,418	-
Net cash used in operating activities	(8,749,824)	(4,506,770)

Cash flows from investing activities
Capital expenditures	(20,032)	(176,710)
Proceeds from the sale of equipment	2,000	-
Investment in intangible assets	(260,000)	-
Net cash used in investing activities	(278,032)	(176,710)

Cash flows from financing activities
Proceeds from exercise of warrants	35,370	1,318,461
Proceeds from the exercise of stock options	10,450	-
Issuance of common stock and warrants, net of offering costs	19,489,090	2,741,403
Release (deposit) of restricted cash	-	534,343
Repayment of short-term borrowing	-	(401,000)
Repayment of capital lease obligations	(1,855)	(15,204)
Proceeds from sale of Bio-Quant subsidiary	-	500,019
Net cash provided by financing activities	19,533,055	4,678,022

Net increase in cash and cash equivalents	10,505,199	(5,458)

Cash and cash equivalents, beginning of period	7,434,549	9,145,683

Cash and cash equivalents, end of period	$17,939,748	$9,140,225

Cash paid for interest	$148,200	$174,422

Supplemental Information:
Issuance of 373,134 shares of common stock to PediatRx Inc. for co-promote agreement	$1,000,000
Sale of investment in consolidated subsidary:
Accounts Receivable		$199,236
Prepaid expenses and other current assets		$4,833
Equipment and leasehold improvements, net		$780,983
Intangible assets, net		$2,642,003
Accounts Payable		$(204,923)
Payroll related liabilities		$(40,923)
Capital lease payable		$(118,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Notes to

Condensed Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. was incorporated in Nevada in 1987.  Apricus Biosciences, Inc. and it subsidiaries (collectively the “Company”) have operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development in the area of drug delivery. The Company is a pharmaceutical company that develops and markets pharmaceutical products that help large patient populations with commercial operations in both the US and Europe (France). Our growth strategy is to acquire, develop and commercialize new products through strategic partnerships. The Company has four approved products and has developed a pipeline with multiple late-stage product opportunities and currently co-promotes multiple products in France. The Company’s proprietary drug delivery technology is called NexACT ® and the Company has one approved drug using the NexACT ® drug delivery system, Vitaros ®, which is approved in Canada for the treatment of erectile dysfunction (“ED”). Our pipeline of late stage NexACT ®-based product candidates includes Femprox® for female sexual arousal disorder, MycoVaTM for onychomycosis excluding tinea pedis (nail fungal infection), RayVatm for Raynaud’s Syndrome and PrevOncotm for liver cancer. The Company has acquired commercial rights to other approved products including Totect ® which was acquired on December 29, 2011 (see below), Granisol ® and AquoralTM, which were both licensed in the first quarter 2012. These products are being marketed in the area of oncology supportive care and Nitromisttm, acquired on February 3, 2012 is being marketed for the indication of angina pectoris.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego, California.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009 by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company and Bio-Quant. Following the acquisition of Bio-Quant, the CRO business allowed the Company to increase its pipeline of potential and active pre-clinical and clinical drug candidates from four drug candidates to thirteen drug candidates utilizing the internal research capabilities of the CRO. The Company used the Bio-Quant resources to discover certain of these product candidates and identify potential new uses and routes of administration of its NexACT ® drug delivery technology.  During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with its diminished cash flow from operations.  Based on the change in strategic focus, on June 30, 2011, the Company entered into a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries (see Note 5).

On December 29, 2011, the Company acquired Topotarget USA, Inc. (“Topotarget”), a subsidiary of Topotarget A/S, based in Rockaway, New Jersey. Topotarget owns all existing rights to Totect ® in North America and South America and their respective territories and possessions. The acquisition was made pursuant to an agreement in which Topotarget A/S sold to the Company all of the outstanding capital stock of Topotarget.  Following the acquisition, the Company changed the name of Topotarget USA, Inc. to Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”) (see Note 4).

On July 12, 2012, the Company accepted, by way of a share contribution, 100% of all outstanding common stock of Finesco, a holding company incorporated in France (“Finesco”) and Scomedica, a company incorporated in France and a wholly owned subsidiary of Finesco (“Scomedica”) (collectively, Finesco and Scomedica shall be hereinafter referred to as “Finesco”). Scomedica is a company with over eighty pharmaceutical sales representatives that have successfully marketed drugs in France for global pharmaceutical companies. The Company does not intend to continue using Scomedica as solely a contract sales force, but intends to also use the new French sales force as a base for the Company’s commercial operations in Europe, potentially starting with the launch of Vitaros® for ED in 2013 upon expected approval. The Company believes bringing Finesco and Scomedica into the Company as subsidiaries will enable the Company to bring its own drugs and additional partnered drugs to the key French market to build a commercial presence in this country.

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair statement, have been included in the accompanying condensed consolidated financial statements. Certain prior year items have been reclassified to conform to current year presentation. The condensed consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2011. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most significant estimates relate to the valuation of its long-lived assets including goodwill and intangible assets, the estimated fair value of future contingent consideration related to the acquisition of Topotarget, and other acquisition or disposition related categories, whether revenue recognition criteria have been met, estimated costs to complete under its research contracts, and valuation allowances for the Company’s deferred tax benefit.  The Company’s actual results may differ from these estimates under different assumptions or conditions.

Through June 30, 2011, the date of the sale of Bio-Quant, the Company operated in two segments - designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (USA), Inc. (“NexMed”) and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.  For periods from June 30, 2011 through June 30, 2012, the Company operates in two segments: designing and developing pharmaceutical products through its wholly-owned subsidiaries NexMed and Apricus Pharmaceuticals (“Pharmaceuticals”) and selling diagnostic products through its wholly-owned subsidiary BQ Kits, Inc. (“Diagnostic Sales”).

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of approximately $229.0 million at June 30, 2012, recorded a net loss of approximately $9.6 million for the six months ended June 30, 2012 and has principally been financed through the public offering of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front payments received from commercial partners for its products under development.  Funds raised in recent periods include approximately $18.4 million from our February 2012 follow-on public offering, approximately $1.1 million and $2.7 million during the six months ended June 30, 2012 and 2011, respectively, from the sale of common stock via our “at-the-market” stock selling facility and approximately $35,000 and $1.3 million during the six months ended June 30, 2012 and 2011, respectively from the exercise of warrants outstanding (as discussed in Note 8 to the condensed consolidated financial statements). These fundraising activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with capital raising.

We expect the Company’s cash inflows during 2012 will be from licensing and milestone revenues received from commercial partners for the Company’s late stage NexACT ® product candidates including Vitaros ®, product revenues from the sale of oncology supportive care products in the United States and the current promotion agreements Scomedica has with Novartis. The Company expects that the most significant expenditures in 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches and for the overall expansion of the commercial operations of the Company. A change in any of these assumptions or any unexpected expenses, such as the cost of a clinical trial, may change these projected cash expectations and require the Company to seek additional financing sources through commercial partners or via equity financing.

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

2.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

On January 9, 2012, the Company entered into an exclusive licensing agreement (the “Abbott License Agreement”) with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros ® for erectile dysfunction in Canada. The product was approved by Health Canada in late 2010 and is expected to be launched in the second half of 2012. Under the Abbott License Agreement, over the lifetime of the contract, the Company has the right to receive up to approximately $16 million in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada. The Company has not recognized any revenues or received any payments under this agreement in the first half of 2012 and will recognize the upfront license fee when all of the revenue recognition criteria are satisfied, which is currently expected to be in the third quarter of 2012. In anticipation of Abbott launching Vitaros ® in Canada in 2012, the Company is currently manufacturing three commercial batches of Vitaros ® at a manufacturing facility operated by Therapex, adivision of E-Z-EM Canada Inc. (“Therapex”).

On February 15, 2012, the Company entered into an exclusive license and collaboration agreement (the “Sandoz Agreement”) with Sandoz, a division of Novartis (“Sandoz”), for Sandoz to market Vitaros ® for the treatment of erectile dysfunction in Germany. Under the Sandoz Agreement, the Company has the right to receive up to approximately €22 million ($29 million based on the exchange rate at the signing date) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as double digit royalties on net sales by Sandoz in Germany.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded there was one deliverable and no additional obligation associated with the license and as a result, the up-front payment from Sandoz was recorded as revenue in the first quarter of 2012, in the amount of $668,494, net of withholding taxes.

On February 22, 2012, the Company entered into a Vitaros® Cream Clinical Supply Agreement (“Supply Agreement”) with Warner Chilcott UK Limited (“Warner Chilcott”). Under the Supply Agreement, the Company will receive approximately $250,000 in exchange for the current ordered quantity of Vitaros ®. In addition, we are currently updating the IND for Vitaros ® in the United States with the new manufacturing currently utilized at our manufacturing partner’s facility, Therapex, a division of E-Z-EM Canada Inc. (“Therapex”). The Company has not recognized any revenues under this agreement in the first half of 2012.

On January 3, 2011, the Company entered into a license agreement (the “Elis License Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize  Vitaros ® for erectile dysfunction in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis License Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros ®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Elis’s sales of Vitaros ® in the Elis Territory. Elis announced the pre-launch of Vitaros ® in its territories earlier this year and is working towards a formal launch before the end of the year.

On February, 14,  2011, the Company entered into a license agreement (the “Neopharm License Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize  Vitaros ® for erectile dysfunction and when and if approved, the Company’s product for premature ejaculation in  Israel and the Palestinian Territories (the “Neopharm Territory”).  Under the Neopharm License Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm License Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros ®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros ® in the Neopharm Territory.

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (the “Bracco License Agreement”) for its Vitaros ® product for erectile dysfunction. Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros ® under the Bracco trademark, and the Company received €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded there was one deliverable and no additional obligation associated with the license and as a result, the $200,000 in up-front payments pursuant to the Elis and Neopharm licensing agreements was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011. The expected up-front payment from Bracco was received in April 2011, in the amount of $1,000,000, net of withholding taxes. Based on the results of the Company’s multiple element analysis, the Company concluded there were two deliverables. Of this amount, approximately $669,000 was recognized as license revenue in the second quarter of 2011 as there was no additional obligation associated with the license and the remaining $333,000 was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe in accordance with the Bracco License Agreement.

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc. (“Warner Chilcott”) for Vitaros ® for erectile dysfunction.  Under the agreement, Warner Chilcott acquired the exclusive rights in the United States to Vitaros® and would assume all further development, manufacturing, and commercialization responsibilities as well as costs.  On February 3, 2009, the Company terminated the licensing agreement and sold the U.S. rights for Vitaros ® to Warner Chilcott.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of a New Drug Application (NDA) approval for Vitaros ® from the FDA. The Company currently expects to enter into a supply agreement with Warner Chilcott if the drug is approved by the FDA.

MycoVa TM

On January 10, 2012, the Company entered into an exclusive licensing agreement (the “Elis Agreement”) granting Elis Pharmaceuticals (“Elis”) the exclusive rights to market MycoVaTM (terbinafine), the Company’s drug candidate for the treatment for onychomycosis (nail fungal infection) in the Middle East and the Gulf Countries, excluding Israel.

Under the terms of the Elis Agreement, Elis has exclusive rights in part of the Middle East, including Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen, and in the Gulf Countries (United Arab Emirates, Oman, Bahrain, Qatar), excluding Israel, to commercialize and market MycoVaTM .. The Company has the right to receive up to $2.1 million in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double digit royalties based on Elis' sales of the product.

On December 30, 2011, the Company entered into an exclusive license agreement (the “Stellar Agreement”) with Stellar Pharmaceuticals Inc. (“Stellar”), granting Stellar the exclusive rights to market MycoVaTM in Canada.

Under the terms of the Stellar Agreement, Stellar will assist the Company in the filing of a New Drug Submission in Canada for MycoVaTM for the treatment of onychomycosis.  If the application is approved, Stellar will have the exclusive rights to commercialize MycoVaTM in Canada.  Over the term of the Agreement, the Company has the right to receive up to approximately $8 million (Canadian) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Stellars’ sales of the product in Canada, after approval for commercialization.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, no revenues have been recognized under the Stellar Agreement or the Elis Agreement in the first half of 2012.

NitroMisttm

On February 9, 2012, the Company entered into an Asset Purchase and License Agreement (the “NovaDel Agreement”) with NovaDel Pharma, Inc. (“NovaDel”), granting the Company the right to develop and commercialize NitroMisttm in all countries worldwide except the United States, Canada and Mexico. The purchase price of $200,000 was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project (that has not reached technological feasibility in the territories covered by the license) and that has no alternative future use.

Granisol® and AquoralTM

On February 21, 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”): (1) a Co-Promotion Agreement in the United States for Granisol ® and AquoralTM (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its co-promotion agreement with Bi-Coastal Pharmaceuticals, Inc. for AquoralTM and (3) an Asset Purchase Agreement for Granisol ® outside of the United States (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $325,000 up-front and will pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol ® in the U.S. The Company recorded $260,000 related to the Co-Promotion Agreement as an intangible asset and will amortize the expense over ten years, which is the life of the agreement. The remaining $65,000 was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project (that has not reached technological feasibility in the territories covered by the license) and that has no alternative future use. We are currently in multiple partnership negotiations to commercialize Granisol ® outside the United States. We have started the registration procedures for Granisol® in multiple countries.

On June 27, 2012, the Company entered into a Termination Agreement (“Termination Agreement”) with PediatRx, Inc to terminate discussions regarding the potential merger transaction whereby Apricus would have acquired PediatRx (the “Merger”). On January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, which were valued at a price of $2.68 per share in settlement of the $1.0 million payable. The $1.0 million dollar payment was related to the value of the Co-Promotion Agreement and was recorded as an intangible asset and the expense will be amortized over ten years, which is the life of the agreement. In addition, the Company retained the ex US worldwide right to Granisol and is seeking commercial partnerships for Granisol® in for multiple regions around the world.

The Company also considered whether PediatRx should be consolidated as a Variable Interest Entity (“VIE”) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that PediatRx is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company determined that it does not have the power to direct the activities of PediatRx, nor does it have the obligation to absorb additional losses and it will not participate in any residual revenues thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of PediatRx.

3.	ACCEPTANCE OF FINESCO OWNERSHIP BY WAY OF CONTRIBUTION AGREEMENT

On July 12, 2012, the Company closed the Contribution Agreement for acceptance of 100% ownership of Finesco, and its wholly-owned subsidiary Scomedica. The Company issued 2,592,592 shares at a value of €7.0 million to the shareholders of Finesco. Additional shares valued at €1.8 million will be deliverable only if Net Revenue (as defined in the Contribution Agreement) for Scomedica for the twelve months ended December 31, 2012 equals or exceeds €8.0 million (the “Additional Contribution Amount”).

Scomedica is a company with approximately eighty pharmaceutical sales representatives that have successfully marketed drugs in France for global pharmaceutical companies. The Company does not intend to continue using Scomedica as solely a contract sales force, but intends to also use its French sales force as a base for the Company’s commercial operations in Europe, starting with the launch of Vitaros® for ED when approved. The Company believes bringing Finesco and Scomedica into the Company as subsidiaries will enable the Company to bring its own drugs and additional partnered drugs to the key French market to build a strong pipeline in this country.

The transaction will be accounted for as an acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The Company is still in the process of evaluating the impact of the business combination on its financial statements.

4.	ACQUISITION OF TOPOTARGET USA, INC.

On December 29, 2011, the Company acquired all of the outstanding stock of Topotarget, which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), in a transaction accounted for under the acquisition method of accounting for business combinations under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed of Topotarget were recorded as of the acquisition date at their respective fair values and are included at December 31, 2011 in the consolidated balance sheet. There were no results of operations to record or consolidate for the remainder of 2011.

Apricus Pharmaceuticals owns all existing rights to Totect® in North America and South America and their respective territories and possessions. Totect ® (Dexrazoxane HCl) is the only drug approved by the FDA to treat a potentially serious complication of cancer therapy, the leakage of chemotherapy drugs from veins into surrounding tissues. This complication is known as anthracycline extravasation, and can lead to infections, tissue death and sometimes patient death. The acquired entity had a pre-existing sales infrastructure, sales team, and a revenue-generating product that was acquired to allow the Company to move into the commercialization and sales of oncology and oncology supportive care pharmaceuticals.

The Company made an initial payment of 334,382 shares of common stock valued at $1.7 million, based on the closing market price of the Company’s common stock on the closing date. The Company may make additional milestone payments in common stock and the Company’s estimate of those future milestone payments had a fair value of approximately $1,973,000 at June 30, 2012. Such additional payments are required only if certain milestones are achieved, as described below. The increase in estimated fair value of $56,000 to $1,973,000 at June 30, 2012 from $1,917,000 at December 31, 2011 is due to the accretion of $190,000 of interest based on an effective interest rate of 23.6% applied to the milestones, partially offset by a $134,000 adjustment to the milestones that was primarily driven by an adjustment to working capital and changes in timing of the anticipated dates to reach certain milestones.

The $1,973,000 estimated fair value in additional purchase consideration (“contingent consideration”) is made up of additional issuances of the Company’s common stock to the seller, Topotarget A/S, based on the achievement of various regulatory and product cost reductions milestones. There are no sales milestones or royalty based milestones due to Topotarget A/S. The milestone amounts payable are fixed once the milestone is achieved, with the number of shares deliverable to be based on the trading price of our common stock at the date the milestone is achieved. We determined the fair values of the obligation to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a risk adjusted cost of equity factor of 23.6%, which is representative of the rate of return a market participant would expect to receive from these assets. Management’s estimate of the range of milestone payments varies from approximately $176,000 if no regulatory or commercial milestones are achieved to a stock payment of approximately $2.2 million if all milestones are achieved.

The Company will continually reassess the contingent consideration fair value each quarter with any future changes in fair value recognized in earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as commercial and regulatory work progresses towards the achievement of the milestones. A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

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

Asset categories acquired in the Topotarget acquisition included working capital, license to the trade name and Totect® product intellectual property assigned to the technology license. The estimated fair value of the technology license was determined using discounted cash flow analysis incorporating the estimated future cash flows from the technology during the assumed remaining life. The resulting debt-free net cash flows were then discounted back to present value at the Company’s cost of equity capital. After accounting for the tax benefit of amortization, it was estimated that the value of the technology license of Topotarget was $2,190,000. Our estimated useful life of the technology license is fifteen years.

The valuation of the Topotarget trade name is based on a derivative of the discounted cash flow method that estimates the present value of a hypothetical royalty stream derived via licensing the trade name. Alternatively, it could be considered to be the cost savings the Company achieved by not having to pay such royalty licensing fees to a hypothetical third party owner. It was estimated that the value of the trade name of Totect® was $440,000. Our estimated useful life of the trade name is fifteen years.

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

Consolidated Pro Forma Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2011
	As Reported	Adjusted

Total revenue	$1,595,152	$2,158,402
Net loss	$(7,794,102)	$(8,046,145)
Net loss per common share	$(0.39)	$(0.40)
Shares used in computing net loss per common share	19,817,009	20,348,795

	Six Months Ended June 30, 2011
	As Reported	Adjusted

Total revenue	$3,182,217	$4,184,217
Net loss	$(11,205,098)	$(11,885,162)
Net loss per common share	$(0.58)	$(0.59)
Shares used in computing net loss per common share	19,475,598	20,007,384

5.	SALE OF BIO-QUANT

The Company sold all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries, to BioTox on June 30, 2011. The Company received $500,019 at closing as an initial payment and will be entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s CRO services business. Over the ten-year term of the earn-out, beginning September 2012, the Company will be entitled to receive a minimum of $4,500,000 with the right to receive amounts in excess of this, depending on the gross revenue of BioTox over this ten-year period. The earn-out obligations are secured with a first priority lien on all the assets of Bio-Quant as well as the assets of BioTox for a certain period of time. After the sale, the Company does not beneficially own any equity shares in Bio-Quant or BioTox. The Company evaluated the sale of Bio-Quant in accordance with ASC Topic 205-20, Discontinued Operations. The Company does not expect to recognize continuing direct cash flows from Bio-Quant after the sale. However, the transaction is structured with a low down payment and a payment stream over 10 years that is contingent on the operational success of BioTox. This payment structure was negotiated as a means to improve the likely cash available for investment in the growth of the business, which was expected to have the effect of encouraging higher revenues for BioTox and potentially greater earn-out payments to the Company over the ten year earn-out period. The Company does not have any vote or direct influence on the execution of the operations but retains a significant amount of collection risk depending on the operational success of the disposed CRO business. This continued exposure to the operating risk of BioTox and the extended post sale earn-out period indicates future influence in the continuing operations of the CRO. As such, the Company determined that it would not be appropriate to classify the sale of Bio-Quant as a discontinued operation in the consolidated financial statements.

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

The estimated fair value of the earn-out payments expected to be received over the next ten years is approximately $2.6 million, which represents the minimum payments of $4.5 million discounted at 13.0% over the ten-year period. This receivable is carried on the Company’s balance sheet as of June 30, 2012 at $0 due to a reserve of $2.6 million as of June 30, 2012, based on the length of time over which the payments will be received and the lack of measurable external inputs available to determine the fair value of the minimum earn-out amounts due. This reserve increased the loss on sale of the Bio-Quant subsidiary recorded in 2011 and is not reflected as a bad debt expense. In the event that actual future cash receipts from BioTox differ from our estimates or if we adjust our estimates in future periods, our financial position and results of operations could be materially impacted.

6.	INVENTORIES

	June 30,	December 31,
	2012	2011
Raw material	$224,860	$160,934
Work in process	1,440	-
Finished goods	142,568	3,450
Deferred cost of sales	86,668
	$455,536	$164,384
Allowance for inventory reserves	(28,235)	(28,235)
	$427,301	$136,149

7.	WARRANTS

On February 14, 2012, the Company issued as part of the sale of common stock in a follow-on public offering of securities 2,469,136 warrants. The warrants have an exercise price of $5.25 per share of common stock and were exercisable immediately upon issuance and will expire five years from the date of issuance. No warrants that were issued as part of this financing have been exercised in 2012. A summary of warrant activity for the six month period ended June 30, 2012 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life
Outstanding at December 31, 2011	777,284	$2.88	3.7 years
Issued	2,469,136	$5.25
Exercised	(15,595)	$2.27
Cancelled	-
Outstanding at June 30, 2012	3,230,825	$4.70	4.3 years

Exercisable at June 30, 2012	3,230,825	$4.70	4.3 years

8.	LOSS PER SHARE

At June 30, 2012 and 2011, respectively, options to acquire 1,914,333 and 916,818 shares of Common Stock, warrants to acquire 3,230,825 and 1,077,642 shares of Common Stock and securities convertible into 717,295 and 636,257 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

9.	INTANGIBLE ASSETS

Intangible assets with associated accumulated amortization as of June 30, 2012 and December 31, 2011 were comprised of the following:

	June 30,	December 31,
	2012	2011

Totect® Technology License	$2,190,000	$2,190,000
Totect® Trade Name License	440,000	440,000
PediatRx License	1,260,000	-
Accumulated amortization	(104,881)	-
Intangible assets, net	$3,785,119	$2,630,000

The intangible assets acquired with the December 29, 2011, purchase of Apricus Pharmaceuticals consist of the Totect® Technology License and the Trade Name License. Our estimated useful life for both the technology and the trade name is fifteen years. Amortization began in January 2012.

On February 21, 2012, we acquired the right to co-promote Granisol® in the United States from an unrelated third-party, PediatRx. The estimated useful life for the commercial rights is ten years. Amortization began in March 2012. On June 27, 2012, the Company entered into a Termination Agreement (“Termination Agreement”) with PediatRx to terminate discussions regarding the potential merger transaction whereby Apricus would acquire PediatRx (the “Merger”). The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, as additional consideration for the Granisol rights that the Company acquired if the Company elected not to pursue the Merger, subject to certain conditions. The $1.0 million dollar payment was determined to be part of the value of the Co-Promotion Agreement and was recorded as an intangible asset and the expense will be amortized over ten years, which is the life of the agreement.

Based on the current carrying amount of intangible assets, assuming no future impairment of the underlying assets, the estimated future amortization expense for the next five years ended December 31 and thereafter is as follows:

2012 (remainder)	$151,948
2013	303,897
2014	303,897
2015	303,897
2016	303,897
Thereafter	2,417,583

Total future amortization expense	$3,785,119

10.	CONVERTIBLE NOTES PAYABLE

2010 Convertible Notes

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4.0 million. The 2010 Convertible Notes are secured by a first priority mortgage on the Company’s facility in East Windsor, New Jersey and are due on December 31, 2012. The carrying value of $4.0 million approximates the Level 2 fair value measurement due to the short-term nature of the Convertible Notes. The facility is occupied by a long-term tenant that pays monthly rent to the Company.

The 2010 Convertible Notes are, at the holders’ option, payable in cash at maturity on December 31, 2012 or convertible at any time into shares of Common Stock at a current conversion price of $5.58 per share (with an initial conversion price of $8.70 per share) (as adjusted, the “conversion price”), which price is subject to adjustment upon certain dilutive issuances of common stock.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The conversion price at June 30, 2012 was $5.58 per share, which represents an adjusted price from $8.70 at issuance due to certain dilutive equity financings since the issuance of the notes. At June 30, 2012, the conversion price was above the current market price of the Common Stock.

11.	COMMON STOCK TRANSACTIONS

On June 27, 2012, the Company entered into a Termination Agreement (“Termination Agreement”) with PediatRx, Inc (“PediatRx”) to terminate discussions regarding the potential merger transaction whereby Apricus would acquire PediatRx (the “Merger”). On January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, valued at a price of $2.68 per share in settlement of the $1.0 million payable.

On February 14, 2012, the Company offered and sold 4,938,272 units (“Units”) in a follow-on public offering of securities with each Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase .50 shares of Common Stock at a price of $5.25 per full warrant share. The Units were offered at a public offering price of $4.05 per Unit. The Underwriters purchased the Units from the Company at a price of $3.807 per Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In accordance with Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, the warrants' fair value of $3.7 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70.0%, a 5.0 year term and no dividend yield. These warrants were recorded as a component of stockholders' equity with an equal offsetting amount to stockholders' equity because the value of the warrants was considered a financing cost. No warrants that were issued as part of the Unit offering have been exercised in 2012.

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

The shares to be sold under the Offering Agreement will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the SEC, in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011. In the first quarter 2012, Company sold an aggregate of 216,968 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.95 per share, resulting in offering proceeds of approximately $1.1 million, net of sales commissions. On April 26, 2012, the Company filed a Current Report on Form 8-K reporting that no sales had been made under the Offering Agreement since February 14, 2012 and that no further sales would be made for a period of at least 120 days in light of the Company’s cash balances and the current trading price of the Company’s common stock.

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

On October 4, 2010, the Company completed a best-efforts offering (the “2010 Offering”) for the sale of 1,728,882 units (the “2010 Units”), with each 2010 Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock.  The 2010 Units were offered to the public at a price of $5.40 and the warrants, which are exercisable starting at the closing and remaining exercisable thereafter for a period of five years, have an exercise price of $2.268 per share.  Accordingly, the Company issued 5,186,646 shares of common stock and warrants to purchase 1,728,882 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $8,540,000.  Additionally, warrants to purchase 155,599 shares of common stock were issued to the placement agent as commission.

During the first half of 2012, 15,595 shares of Common Stock were issued upon the exercise of warrants from the 2010 Offering. The Company received proceeds of approximately $35,000 from such exercise. During 2011, 649,865 shares of Common Stock were issued upon the exercise of warrants from the 2010 Offering and the Company received proceeds approximately $1.4 million from such exercise.

12.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions in 2012 and 2011:

Innovus Pharmaceuticals, Inc.

Innovus Pharmaceuticals, Inc. (“Innovus”) (formerly “FasTrack Pharmaceuticals, Inc.”) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008, and in 2009, Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services.   Innovus subsequently acquired Sorrento’s assets and liabilities in March 2011.   Innovus is a development-stage company of which two executive officers and one director of the Company are minority shareholders.

On April 4, 2011, the Company and Innovus entered into an Asset Purchase Agreement, pursuant to which Innovus sold to the Company all the rights it had in certain back-up compounds for PrevOnco TM. PrevOnco TM, a development-stage candidate that we have studied for the treatment of solid tumors, contains a marketed anti-ulcer compound lansoprazole that we believe has the potential to be used alone or in combination with other chemotherapeutic agents.  The Company believes PrevOnco TM can be optimized further to increase its efficacy in combination with our NexACT ® technology.

In exchange for the PrevOncoTM back-up compound portfolio, the Company loaned Innovus $250,000 in the form of a secured convertible note and restructured the existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $224,520. The notes were due on April 4, 2013 and bore interest at the rate of prime plus 1%.  The notes automatically convert to common stock of Innovus at a 10% discount if, prior to the maturity date, Innovus completes a material round of financing, closes a merger or acquisition transaction (an “M&A event”), or completes a public offering of its Common stock. In March of 2012, Innovus converted the notes to common stock of Innovus based on an M&A event that occurred in December of 2011, through the merger of Innovus with a publicly-traded company, North Horizon, Inc. Under the agreement, Innovus became a subsidiary of North Horizon and the entity was renamed, Innovus Pharmaceuticals, Inc. Apricus received an insignificant common stock interest in Innovus (less than 1%) in connection with the conversion.

In addition and separately, the Company granted Innovus an option to enter into a license to the Company’s NexACT® permeation enhancer for the combination of two to-be-determined specific drugs chosen by Innovus and agreed to by the Company. It is understood that these to-be-determined products would be outside of the Company’s core focus and expertise and it is expected that these drugs would not be candidates that the Company would likely pursue on its own. Under the terms of the license, the Company would receive $500,000 in cash, plus milestones of more than $5,000,000 per compound, and product sales royalties following the exercise of the license option by Innovus. On May 15, 2012, Innovus informed the Company that it did not intend to move forward with these compounds.

The Company considered whether Innovus should be consolidated as a Variable Interest Entity (VIE) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that Innovus is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company has a variable interest in the VIE related to the convertible notes (2011) and the insignificant portion of Innovus owned as common stock (2012).  The Company determined that it does not have the power to direct the activities of Innovus, nor does it have the obligation to absorb additional losses thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of Innovus.  In the accompanying condensed consolidated financial statements, the loans, Notes and Innovus common stock are valued at a zero book value for accounting purposes at June 30, 2012 and December 31, 2011, respectively, for lack of marketability of the Innovus equity.

Other Related Party Transactions

For the six months ended June 30, 2012 Apricus purchased approximately $23,700 of drug supplies from an entity owned 100% by the Company’s CEO. Apricus and Bio-Quant purchased approximately $119,200 of drug supplies from the same entity during the first six months of 2011.

13.	SEGMENT INFORMATION

ASC Topic 280, Segment Reporting”, requires public companies to report profits and losses and certain other information on their reportable operating segments in their annual and interim financial statements. The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for reportable operating segments. The Company’s CODM is the Chief Executive Officer.

Through June 30, 2011, the Company had two active business segments: designing and developing pharmaceutical products including those with its NexACT ® drug delivery technology and providing pre-clinical CRO services through its subsidiary, Bio-Quant.  Through June 30, 2011, the Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  On June 30, 2011, the Bio-Quant subsidiary was sold (see Note 5 to the condensed consolidated financial statements) and accordingly the Bio-Quant CRO segment information provided for 2011 reflects the operating activity from the pre-clinical CRO services and sales of diagnostic for the six months ended June 30, 2011. The Diagnostic Sales segment information provided for the six months ended June 30, 2012 reflects the diagnostic products business without the Bio-Quant CRO.

On December 29, 2011, Topotarget was acquired with common stock and renamed Apricus Pharmaceuticals. Apricus Pharmaceuticals has been combined with the NexMed subsidiary for the Pharmaceuticals segment. The Company determined that the NexMed and Apricus Pharmaceuticals businesses have a similar sales process, type of customer, regulatory environment and profit margins and should be aggregated as one segment. Segment information for the six months ended June 30, 2012 and 2011, respectively is as follows:

Six Months Ended
June 30, 2012

	Pharmaceuticals	Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues from external customers	$673,594	$227,520	$-	$901,114
Income (loss) from operations	(9,577,751)	60,916	-	(9,516,835)
Net income (loss)	(9,700,461)	60,916	-	(9,639,545)
Total assets	28,802,197	395,735	-	29,197,932

Six Months Ended
June 30, 2011

	Pharmaceuticals	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total
Revenues from external customers	$871,449	$2,310,768	-	$3,182,217
Loss from operations	(7,439,924)	(1,054,764)	(2,759,920)	(11,254,608)
Net Loss	(7,390,414)	(1,054,764)	(2,759,920)	(11,205,098)
Total assets	14,080,283	-	-	14,080,283

14.	STOCKHOLDER RIGHTS PLAN

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

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements.

The following should be read in conjunction with the condensed consolidated financial statements (unaudited) and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 13, 2012. These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

The Company operates in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Corporate History

We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995, initially focusing primarily on research and development using our proprietary drug delivery technology called NexACT ®. Our pipeline of approved and late-stage NexACT ® based product candidates includes Vitaros ®, which is approved in Canada for the treatment of erectile dysfunction, Femprox ® for female sexual arousal disorder, MycoVaTM for onychomycosis, RayVatm for Raynaud’s Syndrome and PrevOncoTM for liver cancer.

On December 14, 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”), a private, contract research organization (“CRO”) in San Diego, California that was focused on providing drug development research services to other companies. On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” In June 2011, we sold Bio-Quant to BioTox Sciences (“BioTox”), a San Diego-based CRO. In December 2011, we entered into the specialty pharmaceutical business with the acquisition of Topotarget USA, Inc., renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”). We continue to grow our specialty pharmaceutical products business with the addition of the products Totect ® in 2011, and Granisol ®, AquoralTM and NitroMisttm in early 2012.

On July12, 2012, the Company closed the Contribution Agreement for acceptance of 100% ownership of Finesco, and its wholly-owned subsidiary Scomedica. Scomedica is a company with approximately eighty pharmaceutical sales representatives that have successfully marketed drugs in France for global pharmaceutical companies like Novartis. The Company does not intend to continue using Scomedica as solely a contract sales force, but intends to also use its French sales force as a base for the Company’s commercial operations in Europe, starting with the launch of Vitaros ® if and when approved in Europe for the treatment of ED. The Company believes bringing Finesco and Scomedica into the Company as subsidiaries will enable the Company to bring its own drugs and additional partnered drugs to the key French market to build a meaningful commercial presence in this country.

Growth Strategy

We are a pharmaceutical company focused in the areas of sexual dysfunction, oncology, autoimmune and anti-infectives, among others. Our pipeline is made up of drugs and drug candidates developed internally, as well as, drugs that we acquire or in-license from third parties. In the United States and France, we sell some of our drugs using a specialty sales force, while in selected markets we have partnered with other pharmaceutical companies for commercializing our products in areas where we do not have a sales force.

We transformed from a clinical-stage development company into a pharmaceutical company with our acquisition of Topotarget, the U.S. subsidiary of Topotarget AS, and its drug Totect ® (marketed in the U.S. and approved for anthracyclin extravasation) in late December 2011. The acquisition of Topotarget, now named Apricus Pharmaceuticals USA, Inc., provided a foundation for our commercial operations in the United States. We added to our product offerings in early 2012 by acquiring co-promotion rights to Granisol ® (marketed in the U.S. and approved as an anti-emeteic following chemotherapy and radiotherapy) and AquoralTM (marketed in the U.S. and approved for management of Xerostomia), as well as ex-North American rights to NitroMisttm (approved in the United States for acute angina). We intend to expand our commercialization activities in the United States and France, and to establish commercial capabilities in selected markets outside the United States and France, with the addition of other products, including outside of the oncology and oncology supportive care markets.

Our strategy for growth is to acquire, in-license or promote marketed drugs that we believe are underperforming commercially, re-launch and commercialize them using our small but growing sales forces in the United States and our large and experienced sales force in France to increase sales and revenues. Over time, we expect that our sales force will be comprised of hospital sales representatives, on-call hospital nurses and a call center. In addition, we have an extensive pre-clinical and late stage clinical NexACT® pipeline that we are actively promoting for partnerships to support the development and commercialization of these drug candidates.

Revenue Sources

License Revenue.  The Company entered into three license agreements in the first half of 2012, two for Vitaros® and the other for MycoVaTM.  Pursuant to these agreements, the Company recorded approximately $668,494 in license revenue for upfront fees in the first half of 2012.  The license fees were recorded net of tax withholdings of approximately $126,000.  We will continue to pursue new licenses for Vitaros®, as well as the Company’s drug candidates and NexACT ® platform technology.   The timing for these new agreements is inherently uncertain.  Additionally, the timing of milestone payments under existing license agreements is similarly uncertain and can vary significantly from quarter to quarter.  Accordingly, although we expect an overall increase in license revenue in future periods, the amount and timing of these increases is unknown at this time.

Product Revenue.  The Company generates product revenues from the sale of diagnostic kits through its wholly-owned subsidiary BQ Kits, Inc.

Liquidity, Capital Resources and Financial Condition

We have experienced net losses and negative cash flows from operations each year since our inception.  Through June 30, 2012, we had an accumulated deficit of $229.0 million and our operations have principally been financed through public offerings of our Common Stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners.  Funds raised in recent periods, include approximately $18.4 million in net proceeds from our February 2012 follow-on public offering and approximately $1.1 million during 2012 from the sale of Common Stock through our “at-the-market” stock sales facility. These recent transactions should not necessarily be considered an indication of our ability to raise additional funds in any future periods.

Our cash and cash equivalents at June 30, 2012 were approximately $17.9 million. We expect our cash inflows during 2012 will be from licensing and milestone revenues received from commercial partners for our late stage NexACT ® product candidates, from product revenues from the sale of our oncology supportive care products sold in the United States and from contract sales revenues realized in France relating to existing third party customers. We expect our most significant expenditures in 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches, inventory purchases to support product sales and Vitaros ® manufacturing and for the overall expansion of the commercial operations of the Company.

At December 31, 2012, we are obligated to pay the aggregate principal amount of $4.0 million in convertible notes which mature on that date. The notes are secured by a first priority mortgage on our facility in East Windsor, New Jersey. The facility is currently leased to an unrelated third party and we do not expect to utilize the facility for our research or manufacturing activities for the foreseeable future. If the Company were to sell the facility in 2012, the Company expects that the cash proceeds would be available to pay all or substantially all of the principal amount of the mortgage amount due on December 31, 2012.

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

At June 30, 2012, we had cash and cash equivalents of approximately $17.9 million, compared to $7.4 million at December 31, 2011.   During the first quarter of 2012, we received net proceeds of approximately $19.5 million as a result of sales of our Common Stock. The receipt of this cash during the first quarter of 2012 was offset by our cash used in operations.  Our net cash outflow from operations during the first half of 2012 was approximately $8.7 million which resulted from the increase in expenditures for licenses for oncology supportive care products, commercialization of these products and research and development activities while we commercialize our Vitaros ® product for sale in the Canadian market and obtain market approval in other regions. Our operational structure with a minimum number of employees and limited space needs allows us to closely regulate our level of expenditures and to quickly adjust our spending rates as commercial opportunities develop. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

Following the addition of approximately 95 employees from the Scomedica French operation in July of 2012, we increased our operating costs as we added the necessary sales and marketing personnel who currently generate contract sales from third parties and in the future; who will serve as the sales force for our marketed products to be sold in France. The operating costs of the French sales operations in recent periods have approximated €8.0 million per year.

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

There were no significant changes in critical accounting policies from those at December 31, 2011. The financial information as of June 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011, contained in our annual report on Form 10-K filed on March 13, 2012.

For a further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 13, 2012.

Comparison of Results of Operations between the Three Months Ended June 30, 2012 and 2011

Revenue.  Revenues of the Company are mainly derived from license fees. As such, our revenue will vary significantly between quarters. Consolidated net revenue decreased by $1,475,519 to $119,633 in the second quarter of 2012 as compared to $1,595,152 in the second quarter of 2011. Licensing fee revenues in the second quarter of 2012 decreased to $2,550. The decrease in license fee revenue was primarily attributable to timing of licensing agreements for Vitaros® in the European market. In 2011, we recognized an upfront license fee of approximately $669,000 from Bracco SpA for a license to Vitaros® for the Italian market. The decrease in revenue from the Diagnostic Sales segment was $809,170 or 87% to $117,083 in the second quarter 2012 from $926,253 in the second quarter 2011. The decrease in revenue is mainly as a result of the sale of Bio-Quant (See Note 5 in the Notes to the Condensed Consolidated Financial Statements). As a result of the sale of Bio-Quant, we are no longer generating revenues related to Bio-Quant’s CRO business.

Cost of Sales.  The amounts reflected in cost of sales are attributable to the Diagnostic Sales segment which decreased by $922,380 or 92% to $83,845 in the second quarter 2012 as compared to $1,006,225 in the same period in 2011. The decrease in cost of sales is primarily attributable to the reduction in the current period for cost of services as a result of the sale of the Bio-Quant CRO business on June 30, 2011 (See Note 5 in the Notes to the Condensed Consolidated Financial Statements).  As a result of the sale of this business, we are no longer incurring service costs related to Bio-Quant’s CRO business.

Research and Development Expenses.  The amounts reflected in research and development expenses are in the Pharmaceuticals segment, which decreased spending by $818,021 or 41% to $1,153,811 for the second quarter in 2012 as compared to $1,971,832 in the same period in 2011.  Our decreased research and development expenditures in the second quarter of 2012 reflect a reduction of registration fees for Vitaros® during the marketing approval review of the Reference Member State (“RMS”) in Europe. We are continuing to invest in our development pipeline including Vitaros® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros ® as a treatment for patients with erectile dysfunction. We expect to see an overall increase in research and development spending in 2012 as a result of the expansion of our pharmaceutical products and as we prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®, PrevOnco®, MycoVa™, RayVa®, Totect® and Granisol™.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $52,102 or 1% to $3,739,142 during the second quarter of 2012 from $3,687,041 during the same period in 2011. Operating expense decreased by $292,872 due to the sale of Bio-Quant (See Note 5 in the Notes to the Condensed Consolidated Financial Statements) and savings from the 2011 reserve for related party receivables in the amount of $275,990, these decreases were offset by an increase in legal and accounting fees of $595,552 related to the French business acquisition and other licensing transactions.

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

Interest Income. We had interest income of $2,129 during the second quarter of 2012, as compared to $9,614 during the same period in 2011.  The interest income is primarily from our interest bearing cash accounts.

Interest Expense. We had interest expense of $168,423 during the second quarter of 2012 as compared to $85,322 during the same period in 2011, an increase of $83,101 or 97%.  The increase in interest expense in 2012 is primarily due to the accretion of interest expense associated with the discount on our contingent consideration due to Topotarget A/S when certain milestones are met.

Net Loss.  The net loss was $4,926,485 or $0.19 per share in the second quarter of 2012 as compared to $7,794,092 or $0.39 per share during the same period in 2011.  The decrease in net loss is partially attributable to the decreased general and administrative and research and development expenses as discussed above combined with the increase in the number of shares outstanding due to the secondary financing completed in February 2012.

Comparison of Results of Operations between the Six Months Ended June 30, 2012 and 2011

Revenue.  Consolidated net revenue decreased by $2,281,103 to $901,114 during the first half of 2012 as compared to $3,182,217 during the first half of 2011. Licensing fee revenues during the first half of 2012 decreased $197,855 or 23% to $673,594 from $871,449. The change in license fee revenue was primarily attributable to the timing of licensing agreements for Vitaros® in the European market. The decrease in revenue from the Diagnostic Sales segment was $2,083,248 or 90% to $227,520 during the first half of 2012 from $2,310,768 during the first half of 2011. The decrease in revenue is mainly as a result of the sale of Bio-Quant (See Note 5 in the Notes to the Condensed Consolidated Financial Statements). As a result of the sale of Bio-Quant, we are no longer generating revenues related to Bio-Quant’s CRO business.

Cost of Sales.  The amounts reflected in cost of sales are attributable to the Diagnostic Sales segment which decreased by $1,851,028 or 92% to $160,205 during the first half of 2012 as compared to $2,011,233 in the same period in 2011. The decrease in cost of sales is primarily attributable to the reduction in the current period in cost of services as a result of the sale of the Bio-Quant CRO business on June 30, 2011.  As a result of the sale of this business, we are no longer incurring service costs related to Bio-Quant’s CRO business.

Research and Development Expenses.  The amounts reflected in research and development expenses are in the Pharmaceuticals segment which decreased spending during the first half of 2012 by $546,612 or 18% to $2,525,766 as compared to $3,072,378 in the same period in 2011.  Our decreased research and development expenditures during the first half of 2012 reflect a reduction of expenditures for Vitaros® during the marketing approval review of the RMS in Europe. We are continuing to invest in our development pipeline including Vitaros® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros® as a treatment for patients with erectile dysfunction. We expect to continue to see an increase in research and development spending in 2012 as a result of the expansion of our pharmaceutical products and as we prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®, PrevOnco®, MycoVa™, RayVa®, Totect® and Granisol™.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $1,138,684 or 17% to $7,731,978 during the first half of 2012 as compared to $6,593,294 during the same period in 2011. Operating expense decreased by $482,228 due to the sale of Bio-Quant (See Note 5 in the Notes to the Condensed Consolidated Financial Statements) and savings from the 2011 reserve for related party receivables in the amount of $275,990, these decreases were offset by an increase in legal and accounting fees of $963,834 related to the acquisitions and other licensing transactions and $997,094 in operating expenses related to the acquisition, sales and marketing activities related to Totect® and Granisol™.

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

Interest Income. We had interest income of $5,585 during the first half of 2012, as compared to $18,587 during the same period in 2011.  The interest income is primarily from our interest bearing cash accounts.

Interest Expense. We had interest expense of $341,924 during the first half of 2012 as compared to $192,039 during the same period in 2011, an increase of $149,885 or 78%.  The increase in interest expense in 2012 is primarily due to the accretion of interest expense associated with the discount on our contingent consideration due to Topotarget A/S when certain milestones are met.

Net Loss.  The net loss was $9,639,545 or $0.41 per share during the first half of 2012 as compared to $11,205,098 or $0.58 per share during the same period in 2011.  The decrease in net loss is primarily attributable to the increase in the number of shares outstanding due to the secondary financing completed in February 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Disclosure of Contractual Obligations

The following table summarizes our contractual obligations and maturity dates as of June 30, 2012:

	Payments Due by Period
		Less than 1			After 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Capital Lease Obligations	$20,642	$4,032	$9,323	$7,287	$-
Operating Lease Obligations	1,829,986	468,581	824,798	536,607	-
Other Long Term Obligations (settled in cash)	4,918,934	4,171,135	347,732	355,144	44,921
Other Long Term Obligations (settled in common stock)	1,972,925	1,781,178	191,747	-	-
Total	$8,742,487	$6,424,926	$1,373,600	$899,038	$44,921

Long term obligations settled in cash represent the payment due to Dr. Joseph Mo, our former CEO, and amounts due to settle our 2010 convertible notes payable as discussed in Note 10 to the condensed consolidated financial statements. We believe convertible debt will require settlement in cash if not refinanced, as the current conversion price of $5.58 is greater than our current stock price at June 30, 2012. The long term obligations settled in common stock reflect the amounts and timing of the contingent payments due to Topotarget A/S for our acquisition of Topotarget USA as discussed in Note 4 to the unaudited consolidated financial statements.

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

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in euros or vice versa. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2012, our foreign currency transactions are minimal and changes to the exchange rate between the U.S. dollar and foreign currencies would have an immaterial effect on our earnings.

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

RISKS RELATING TO THE COMPANY

We may not be able to realize potential revenues or profits from, nor successfully integrate, our new French subsidiaries, Finesco SAS and Scomedica SAS.

On July 12, 2012, we gained ownership of Finesco SAS, a French holding company and its wholly owned subsidiary, Scomedica SAS, which operates a French pharmaceutical sales and marketing team. Scomedica has approximately 95 employees, including approximately 80 sales representatives. Scomedica currently has only two customers, Novartis and Wockhardt, and details a limited number of drugs for each company.

If Scomedica is unable to secure additional products from third parties to detail, or if it loses either Novartis or Wockhardt as a customer, its revenues and profits may decrease. Prior to this transaction, the Company has only had operations in the United States and had not maintained a foreign subsidiary or workforce. Additionally, the Scomedica transaction represented a significant addition to the Company’s workforce. These factors present challenges for the integration of Scomedica into the Company. If Apricus cannot successfully integrate the Scomedica workforce into its operations, then the Company may not realize additional revenues and cash from the ownership of Scomedica and may incur losses related thereto. In addition, since the majority of the Company’s employees will be based in France along with the Scomedica operations, the Company may be subject to periodic changes to tax or other laws affecting companies in France and the European Union.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in our Current Reports on 8-K filed on June 20, 2012, June 29, 2012 and July 13, 2012, we issued unregistered sales of equity securities to PediatRx and Scomedica in connection with the transactions described elsewhere in this Quarterly Report on Form 10-Q.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.              MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None

ITEM 6.	EXHIBITS

2.1	Stock Contribution Agreement, by and among Apricus Biosciences, Inc., Finesco, Scomedica and the shareholders of Finesco named therein, dated as of June 19, 2012 (1).

10.1	Registration Rights and Transfer Restriction Agreement among Apricus Biosciences, Inc. and the contributors therein, dated as of July 12, 2012 (1).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (2)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (2)

(1) Previously filed with the Company’s Current Report on Form 8-K, filed July 13, 2012 and incorporated by reference herein.

(2) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: August 9, 2012	/S/ STEVE MARTIN
Steve Martin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.

