Form 10-Q
period 2012-09-30
APRICUS BIOSCIENCES, INC.
filed 2012-11-08
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

x	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 1, 2012, 29,903,043 shares of Common Stock, par value $0.001 per share, were outstanding.

Table of Contents

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2012	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

Part II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures		36

Exhibit Index		37

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2012	2011
Assets
Current assets
Cash & cash equivalents	$16,861,265	$7,434,549
Customer accounts receivable, net	3,807,086	326,926
Inventories, net	450,145	136,149
Assets held for sale	4,085,683	-
Prepaid expenses and other current assets	1,545,025	293,486

Total current assets	26,749,204	8,191,110

Fixed assets, net	198,454	4,384,357
Intangible assets, net	3,709,145	2,630,000
Goodwill	8,782,207	1,129,950
Other long term assets	1,310,712	280,193

Total assets	$40,749,722	$16,615,610

Liabilities and Stockholders' Equity
Current liabilities
Convertible notes payable	$4,000,000	$4,000,000
Trade accounts payable	2,033,761	1,137,595
Accrued expenses	6,230,480	3,022,134
Deferred revenue - current portion	603,344	10,362
Contingent consideration - current portion	1,552,815	1,417,652
Provision for replacement inventory - current portion	168,824	258,432
Other current liabilities	190,465	174,508

Total current liabilities	14,779,689	10,020,683

Long term liabilities
Deferred revenue	387,575	395,225
Contingent consideration	458,174	499,689
Deferred compensation	1,373,294	833,592
Other long term liabilities	212,866	48,241

Total liabilities	17,211,598	11,797,430

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	SEPTEMBER 30	DECEMBER 31
	2012	2011
Stockholders' equity:
Common stock, $.001 par value, 75,000,000 shares authorized, 29,604,559 and 21,347,986 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	29,604	21,348
Additional paid-in-capital	254,962,538	224,154,238
Accumulated other comprehensive income	36,859	-
Accumulated deficit	(231,490,877)	(219,357,406)

Total stockholders' equity	23,538,124	4,818,180

Total liabilities and stockholders' equity	$40,749,722	$16,615,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

And Other Comprehensive Income (Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011

License fee revenue	$3,625,782	$2,550	$4,299,376	$873,999
Grant revenue	-	483,438	-	483,438
Product sales	261,143	164,546	488,663	381,273
Contract service revenue	1,264,788	148,885	1,264,788	2,242,926
Total revenue	5,151,713	799,419	6,052,827	3,981,636
Cost of product sales	119,200	115,152	279,405	362,505
Cost of services revenue	1,585,821	19,566	1,585,821	1,783,446
Gross profit	3,446,692	664,701	4,187,601	1,835,685

Costs and expenses
Research and development	2,228,822	621,326	4,739,088	3,693,704
Selling, general and administrative	4,438,221	2,271,455	12,185,699	8,864,749
Loss (recovery) on sale of Bio-Quant subsidiary	(125,000)	-	(125,000)	2,759,920
Total costs and expenses	6,542,043	2,892,781	16,799,787	15,318,373

Loss from operations	(3,095,351)	(2,228,080)	(12,612,186)	(13,482,688)

Other income (expense)
Interest income (expense), net	123,925	(75,039)	(212,413)	(248,488)
Rental income	115,197	113,201	340,720	336,163
Other expense, net	-	(30,504)	(11,894)	(30,507)
Total other income (expense)	239,122	7,658	116,413	57,168

Loss before benefit from income taxes	(2,856,229)	(2,220,422)	(12,495,773)	(13,425,520)

Benefit from income taxes	362,302	-	362,302	-

Net loss	$(2,493,927)	$(2,220,422)	$(12,133,471)	$(13,425,520)

Basic and diluted net loss per common share	$(0.09)	$(0.11)	$(0.46)	$(0.68)

Weighted average common shares outstanding used for basic and diluted net loss per share	29,258,434	20,204,218	26,652,258	19,721,140

Net loss	$(2,493,927)	$(2,220,422)	$(12,133,471)	$(13,425,520)

Other comprehensive income
Foreign currency translation adjustments	36,859	-	36,859	-

Comprehensive loss	$(2,457,068)	$(2,220,422)	$(12,096,612)	$(13,425,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders' Equity (Unaudited)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-In	Comprehensive	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Income	Deficit	Equity

Balance at December 31, 2011	21,347,986	$21,348	$224,154,238	$-	$(219,357,406)	$4,818,180

Issuance of compensatory
restricted stock to
employees,consultants
and Board of Director
members	113,012	113	(113)			-
Stock-based compensation
expense			1,721,556			1,721,556
Issuance of common stock
for Co-Promote
agreement	373,134	373	999,627			1,000,000
Issuance of common stock
for Finesco transaction	2,592,592	2,593	8,552,961			8,555,554
Issuance of common stock
and warrants, net of
offering costs	5,155,240	5,155	19,483,936			19,489,091
Issuance of common stock
upon exercise of stock
options	5,000	5	10,445			10,450
Issuance of common stock
upon exercise of
warrants	17,595	17	39,888			39,905
Translation gain				36,859		36,859
Net loss					(12,133,471)	(12,133,471)

Balance at September 30, 2012	29,604,559	$29,604	$254,962,538	$36,859	$(231,490,877)	$23,538,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
Cash flows from operating activities
Net loss	$(12,133,471)	$(13,425,520)
Adjustments to reconcile net loss to net cash used in operating activities
Reserve for related party receivable	-	275,990
Depreciation and amortization	509,862	509,306
Other	(5,628)	28,777
Compensation expense	1,721,556	1,544,216
Write off of deferred revenue	-	133,670
Loss on sale of Bio-Quant subsidiary	-	2,759,920
Changes in operating assets and liabilities, net of acquisition
Decrease (increase) in accounts receivable	(2,187,093)	(17,172)
Decrease (increase) in other receivable	-	(140,395)
Decrease (increase) in inventories	(298,346)	-
Decrease (increase) in prepaid expenses and other current assets	(1,302,919)	(14,441)
Increase (decrease) in deferred rental income and other assets	(239,673)	(6,347)
Increase (decrease) in accounts payable	376,972	48,132
Increase (decrease) in accrued expenses	1,176,650	1,066,023
Increase (decrease) in deferred revenue	585,332	(7,650)
Increase (decrease) in deferred compensation	68,398	(51,248)
Increase (decrease) in other liabilities	81,946	-
Net cash used in operating activities	(11,646,414)	(7,296,739)
Cash flows from investing activities
Capital expenditures	(23,144)	(198,495)
Proceeds from the sale of equipment	2,000	-
Investment in intangible assets	(423,617)	-
Cash acquired from Finesco	1,854,861	-
Net cash provided by (used in) investing activities	1,410,100	(198,495)
Cash flows from financing activities
Proceeds from exercise of warrants	39,905	1,341,024
Proceeds from the exercise of stock options	10,450	12,668
Issuance of common stock, net of offering costs	19,489,091	5,235,599
Release (deposit) of restricted cash	-	554,343
Repayment of short-term borrowing	-	(401,000)
Repayment of capital lease obligations	(3,179)	(15,204)
Proceeds from sale of Bio-Quant subsidiary	-	500,019
Net cash provided by financing activities	19,536,267	7,227,449
Effect of exchange rate changes on cash	126,763	-
Net increase in cash and cash equivalents	9,426,716	(267,785)
Cash and cash equivalents, beginning of period	7,434,549	9,145,683
Cash and cash equivalents, end of period	$16,861,265	$8,877,898

Cash paid for interest	$222,618	$174,422

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
Noncash investing and financing information:

Issuance of 373,134 shares of common stock to PediatRx Inc. for co-promote agreement	$1,000,000
Issuance of 2,592,592 shares of common stock to former Finesco shareholders upon closing of the transaction	$8,555,554
Sale of investment in consolidated subsidiary:
Accounts Receivable		$199,236
Prepaid expenses and other current assets		$4,833
Equipment and leasehold improvements, net		$780,983
Intangible assets, net		$2,642,003
Accounts Payable		$(207,923)
Payroll related liabilities		$(40,923)
Capital lease payable		$(118,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Notes to

Condensed Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. was incorporated in Nevada in 1987.  Apricus Biosciences, Inc. and it subsidiaries (collectively the “Company”) have operated in the pharmaceutical industry since 1995. The Company is a pharmaceutical company that develops and markets pharmaceutical products that help large patient populations with commercial operations in both the United States (“U.S.”) and Europe. Our growth strategy is to acquire, develop and commercialize new products through strategic partnerships. The Company has four approved products and has developed a pipeline with multiple late-stage product candidates and currently co-promotes multiple products in France. The Company’s proprietary technology platform is called NexACT® and the Company has one approved drug using the NexACT® drug delivery system, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction (“ED”). Our pipeline of late stage NexACT® -based product candidates includes Femprox® for female sexual arousal disorder, MycoVaTM for onychomycosis, RayVaTM for Raynaud’s Syndrome and PrevOncoTM for liver cancer. The Company has acquired commercial rights to other approved products including Totect®, which was acquired on December 29, 2011 (see below), Granisol® and AquoralTM, which were both licensed in the first quarter 2012. Each of these three products is being marketed in the area of oncology supportive care. Additionally, the Company has the ex-North American rights to NitromistTM, acquired on February 3, 2012, which is being marketed in the U.S. by Akrimax for the indication of angina pectoris.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego, California.  The acquisition was made pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated November 20, 2009, by and among the Company and BQ Acquisition Corp., a wholly-owned subsidiary of the Company and Bio-Quant. Following the acquisition of Bio-Quant, the CRO business allowed the Company to use the Bio-Quant development capabilities to advance its pipeline and increase its potential pre-clinical and clinical drug candidates from four drug candidates to thirteen drug candidates. The Company used the Bio-Quant resources to discover certain of these product candidates and identify potential new uses and routes of administration of its NexACT® platform technology. As the Company advanced towards its commercial phase with its products, the CRO business did not fit strategically with the commercial plans for the Company and on June 30, 2011, the Company entered into a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant (see Note 4).

On December 29, 2011, as a part of its commercial growth strategy, the Company acquired Topotarget USA, Inc., a subsidiary of Topotarget A/S, based in Rockaway, New Jersey. Topotarget USA, Inc. owns all existing rights to Totect® in North America and South America and their respective territories and possessions. The acquisition was made pursuant to an agreement in which Topotarget A/S sold to the Company all of the outstanding capital stock of Topotarget USA, Inc.  Following the acquisition, the Company changed the name of Topotarget USA, Inc. to Apricus Pharmaceuticals USA, Inc. (“Topotarget” or “Apricus Pharmaceuticals”) (see Note 4). Further to the acquisition of the Company’s first commercial product, Totect®, we entered into commercial agreements to commercialize two additional products, Granisol® and AquoralTM in the U.S. in the same therapeutic field. We further added NitroMist™ for acute angina for ex-North America.

While the Company’s marketing authorization for our lead product Vitaros® is under review in Europe, we also expanded our growth strategy internationally and made the decision to start European operations in France, one of the largest ED markets and the largest alprostadil market in Europe. On July 12, 2012, the Company accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco SAS, a holding company incorporated in France (“Finesco SAS”) and Scomedica SAS, a company incorporated in France and a wholly owned subsidiary of Finesco (“Scomedica”) (collectively, Finesco and Scomedica shall be herein referred to as “Finesco”). Scomedica is a company with over eighty pharmaceutical sales representatives that have successfully marketed drugs in France for global pharmaceutical companies (see Note 4).

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair statement, have been included in the accompanying condensed consolidated financial statements. Certain prior year items have been reclassified to conform to current year presentation. The condensed consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2011. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most significant estimates relate to the valuation of its long-lived assets including goodwill and intangible assets, the estimated fair value of future contingent consideration related to the acquisition of Topotarget, and other acquisition or disposition related activities, whether revenue recognition criteria have been met, estimated costs to complete under its research contracts, and valuation allowances for the Company’s deferred tax benefit.  The Company’s actual results may differ from these estimates under different assumptions or conditions.

Through June 30, 2011, the date of the sale of Bio-Quant, the Company operated in two segments - designing and developing pharmaceutical products through its wholly-owned subsidiary NexMed (U.S.A.), Inc. (“NexMed”) and providing pre-clinical CRO services through its wholly-owned subsidiary, Bio-Quant.  For periods from July 1, 2011 through June 30, 2012, the Company operated in two segments: designing and developing pharmaceutical products through its wholly-owned subsidiaries NexMed and Apricus Pharmaceuticals and selling diagnostic products through its wholly-owned subsidiary BQ Kits, Inc. (“Diagnostic Sales”). For the period from July 1, 2012 through September 30, 2012, the Company added a third segment that provides marketing and sales services in France through its wholly-owned subsidiary Finesco.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of approximately $231.5 million at September 30, 2012, recorded a net loss of approximately $12.1 million for the nine months ended September 30, 2012 and has principally been financed through the public offering of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front payments received from commercial partners for its products under development.  Funds raised in recent periods include approximately $18.4 million from our February 2012 follow-on public offering, approximately $1.1 million during the first quarter of 2012, from the sale of common stock via our “at-the-market” stock selling facility and approximately $40,000 during the nine months ended September 30, 2012, respectively from the exercise of warrants outstanding (see Note 6). These fundraising activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.

We expect the Company’s cash inflows for the remainder of 2012 will be from licensing and milestone revenues received from commercial partners for the Company’s late stage NexACT® product and product candidates including Vitaros®, product revenues from the sale of oncology supportive care products in the U.S. and the current promotion agreements Scomedica has with Novartis Pharma SAS (“Novartis”). The Company expects that the most significant expenditures for the remainder of 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches and the overall expansion of the commercial operations of the Company. A change in any of these assumptions or any unexpected expenses, such as the cost of a clinical trial, may change these projected cash expectations and require the Company to seek additional financing sources through commercial partners or via equity financing.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2011-04”), Fair Value Measurement (Topic 820). This Accounting Standards Update (“ASU”) is intended to create consistency between U.S. GAAP and International Financial Reporting Standards on the definition of fair value, how to measure fair value and what to disclose about fair value measurements. ASU 2011-04 is effective on a prospective basis for fiscal periods beginning on or after December 15, 2011, and interim periods within those years. This ASU did not have any impact on the Company’s consolidated financial statements upon adoption.

In June 2011, the FASB issued Accounting Standards Update (“ASU 2011-05”), Presentation of Comprehensive Income (Topic 220), which amended existing guidance related to the presentation of comprehensive income. This ASU establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. ASU 2011-05 was effective for fiscal periods beginning on or after December 15, 2011, and interim periods within those years. The Company adopted this guidance in the third quarter of 2012 upon the acquisition of a wholly-owned subsidiary whose functional currency is in Euros and currently presents comprehensive income (loss) consecutive to the presentation of net income (loss) within one continuous Condensed Consolidated Statements of Operations and Comprehensive Income for all periods presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which deferred the ASU 2011-05 requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. During the deferral period, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with previous presentation guidance.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The following new significant accounting policies have been applied by the Company in preparing its consolidated financial statements since the annual report on Form 10-K was issued on March 13, 2012.

Assets Held for Sale

In August of 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, in the third quarter of 2012, the land, building and machinery associated with the facility were reclassified to assets held for sale. The monthly depreciation and amortization previously attributed to the assets were ceased as the net book value has been fixed. Any gain on the eventual sale of the facility will be calculated from the fixed net book value of the assets. The property is currently leased to a long-term tenant and the estimated fair value is expected to approximate the net book value and accordingly no impairment is considered necessary. The fair value measurement is based on a recent offer received by the Company, which is an observable input and represents a Level 2 measurement within the fair value hierarchy.

Deferred Compensation

The Company is paying compensation on a deferred basis to a former executive. The liability of $876,319 is based on the estimated present value of the obligation. Additionally, Finesco, through its Scomedica subsidiary, has an accrued retirement benefit liability of $668,562, which is a defined benefit mandated by the French Works Council that consists of one lump-sum paid on the last working day when the employee retires and has been included within the Deferred Compensation line item within the accompanying Balance Sheets. The amount of the payment is based on the length of service and earnings of the retiree. The cost of the defined benefit is estimated using the present value of the defined benefit obligation at the end of the reporting period (Scomedica has no plan assets). Actuarial estimates for defined benefit obligations are performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid, and that have terms to maturity approximating the terms of the related retirement liability.

Foreign Currency Translation

The functional currency of our wholly-owned subsidiaries in France is the Euro. Accordingly, all assets and liabilities of this subsidiary are translated to U.S. dollars based on the then applicable exchange rate on the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of other comprehensive income on the statement of operations and other comprehensive income and in the stockholders’ equity section of our consolidated balance sheets. Foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant.

Revenue Recognition

Contract Service Revenue. For research services, we determine the period over which the performance obligation occurs. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct costs are typically used as the measurement of performance. For contract sales services, revenue is based on the number of medical visits plus an incentive based on the sales growth of the targeted pharmaceutical products. Revenue associate with medical visits is recognized in the accounting period in which services are rendered. Revenue associated with incentives is recognized when the amount of revenue is fixed and determinable.

3.	LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

On January 9, 2012, the Company entered into an exclusive licensing agreement (the “Abbott Agreement”) with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for ED in Canada. The product was approved by Health Canada in late 2010 and is expected to be sampled with urologists in the last quarter of 2012 or early in 2013 and then launched soon thereafter. Under the Abbott Agreement, over the lifetime of the contract, the Company has the right to receive up to approximately $16 million in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada. In September 2012, the upfront payment of $2.5 million became due from Abbott. The license fee amount billed was reflected in accounts receivable at September 30, 2012 and was collected in October 2012. The Company has manufactured six consecutive commercial size validation batches of Vitaros® in 220 mcg and 330 mcg forms and Abbott has commenced commercial production of the product with our third-party manufacturer, Therapex, a division of E-Z-EM Canada Inc (“Therapex”).

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables could be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $2.5 million from Abbott was recorded as revenue in the quarter ended September 30, 2012.

On February 15, 2012, the Company entered into an exclusive license and collaboration agreement (the “Sandoz Agreement”) with Sandoz, a division of Novartis (“Sandoz”), for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the Sandoz Agreement, the Company has the right to receive up to approximately €22 million ($29 million based on the exchange rate at the signing date) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double digit royalties on net sales by Sandoz in Germany.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables could be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation associated with the license, the up-front payment of $791,312 from Sandoz was recorded as revenue in 2012.

On February 22, 2012, the Company entered into an Alprostadil Cream and Placebo Clinical Supply Agreement (the “Supply Agreement”), as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”). Under the Supply Agreement, the Company will receive approximately $250,000 in exchange for Vitaros® ordered by Warner Chilcott UK. In addition, we are currently updating the IND for Vitaros® in the U.S. with the new manufacturing currently utilized at our manufacturing partner’s facility, Therapex.

In September and October of 2012, the Company received additional work orders from Warner Chilcott UK under the Supply Agreement, ordering additional quantities of the Vitaros® product and requesting certain testing procedures be performed by the Company. The associated aggregate amount of purchase orders received from Warner Chilcott UK is approximately $1.2 million and reflects the value of the products to be delivered and certain testing procedures that will be performed.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded that the agreement with Warner Chilcott UK includes several deliverables, including certain contract services and product supply. The product supply element of the agreement will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Warner Chilcott UK will be recognized as revenue for the supply element when earned. The contract services element of the agreement will be treated as a separate unit of accounting and revenue will be recognized using the proportional performance method over the period in which the contract services will be performed. Total revenue recognized in 2012 associated with this agreement amounted to $113,767.

On September 12, 2012, the Company entered into an exclusive license and collaboration agreement (the “Takeda Agreement”) with Takeda Pharmaceuticals International GmbH International, (“Takeda”), to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. Under the Takeda Agreement, the Company has the right to receive license fees of up to €34.65 million - divided into a fixed upfront payment and specific regulatory and potential commercial milestone payments. Total potential upfront and milestone payments represent approximately $44.6 million based on the then in effect exchange rate.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services. Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables could be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded the agreement with Takeda requires several deliverables, including the granting of a license and manufacturing and product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda will be recognized as revenue for the supply element when earned. Given no additional obligation associated with the license element, the up-front payment of $1.0 million from Takeda was recorded as revenue in 2012.

On January 3, 2011, the Company entered into a license agreement (the “Elis Vitaros® Agreement”) with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize  Vitaros® for ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the Elis Vitaros® Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the Elis Vitaros® Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Elis’ sales of Vitaros® in the Elis Territory. Elis announced the pre-launch of Vitaros® in its territories earlier this year and is working towards a formal launch in 2013.

On February, 14,  2011, the Company entered into a license agreement (the “Neopharm Agreement”) with the Neopharm Group (“Neopharm”), granting Neopharm the exclusive rights to commercialize  Vitaros® in Israel and the Palestinian territories (the “Neopharm Territory”) for ED and when and if approved, for premature ejaculation.  Under the Neopharm Agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm Agreement.  The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®.  Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation or an obligation to deliver services.  Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables could be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation was associated with the license element and as a result, the aggregate of $200,000 in up-front payments pursuant to the Elis and Neopharm licensing agreements was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011, and therefore recognized the revenue in 2011.

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (the “Bracco Agreement”) for its Vitaros® product for ED. Under the terms of the Bracco Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €750,000 as an up-front payment and is entitled to receive up to €4.75 million in regulatory and sales milestone payments.  Further, over the life of the agreement, the Company will receive royalties based on Bracco's sales of the product.  The expected up-front payment from Bracco, in the amount of $1,000,000, net of withholding taxes, was received in April 2011 upon the Company granting the license to Bracco.

The Company assessed the deliverables under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be a right or license to use an asset, a performance obligation, or an obligation to deliver services. Once the Company identified the deliverables under the arrangement, the Company determined whether or not the deliverables could be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Based on the results of the Company’s multiple element analysis, the Company concluded the only deliverable was the license element. However, as $333,000 of the up-front payment is contingent upon the Company receiving regulatory marketing approval for the product in Europe in accordance with the Bracco Agreement, $669,000 was recognized as license revenue in the second quarter of 2011 and the remaining $333,000 was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe, which has yet to occur as of September 30, 2012.

On November 1, 2007, the Company signed an exclusive licensing agreement with Warner Chilcott Company, Inc. (“Warner Chilcott”) for Vitaros® for ED.  Under the exclusive licensing agreement, Warner Chilcott obtained the exclusive rights in the U.S. to Vitaros® and would assume all further development, and commercialization responsibilities as well as any related costs.  On February 3, 2009, the Company terminated the exclusive licensing agreement and entered into an Asset Purchase Agreement in which the Company sold the U.S. rights for Vitaros® to Warner Chilcott.  Under the terms of the Asset Purchase Agreement, the Company received an up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of a New Drug Application (NDA) approval for Vitaros® in the U.S. from the FDA. The Company currently expects to enter into a commercial supply agreement with Warner Chilcott if the drug is approved by the FDA.

MycoVa TM

On January 10, 2012, the Company entered into an exclusive licensing agreement (the “Elis MycoVa™ Agreement”) granting Elis the exclusive rights to market MycoVaTM, the Company’s drug candidate for the treatment for onychomycosis (nail fungal infection) in the Middle East and the Gulf Countries, excluding Israel.

Under the terms of the Elis MycoVa™ Agreement, Elis has exclusive rights in part of the Middle East, including Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen, and in the Gulf Countries (United Arab Emirates, Oman, Bahrain, Qatar), excluding Israel, to commercialize and market MycoVa TM, if it is approved for commercialization . The Company has the right to receive up to $2.1 million in license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double digit royalties based on Elis' sales of the product.

On December 30, 2011, the Company entered into an exclusive license agreement (the “Stellar Agreement”) with Stellar Pharmaceuticals Inc. (“Stellar”), granting Stellar the exclusive rights to market MycoVaTM in Canada. Under the terms of the Stellar Agreement, Stellar will assist the Company in the filing of a New Drug Submission in Canada for MycoVaTM for the treatment of onychomycosis.  If the application is approved, Stellar will have the exclusive rights to commercialize MycoVaTM in Canada.  Over the term of the Agreement, the Company has the right to receive up to approximately $8 million (Canadian) in license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Stellar’s sales of the product in Canada, after approval for commercialization.

In the first nine months of 2012 no milestones have been achieved under the Stellar Agreement or the Elis MycoVaTM Agreement and accordingly no revenues have been recognized.

NitroMistTM

On February 9, 2012, the Company entered into an Asset Purchase and License Agreement (the “NovaDel Agreement”) with NovaDel Pharma, Inc. (“NovaDel”), granting the Company the right to develop and commercialize NitroMistTM in all countries worldwide except the U.S., Canada and Mexico. The purchase price of $200,000 was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project that has not yet reached the commercial stage in the territories covered by the license. The Company is currently in the process of filing in Europe and the Middle East and North Africa (“MENA”) region and is seeking partners to out-license this product into various territories.

Granisol® and AquoralTM

As part of its commercial growth strategy, on February 21, 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”): (1) a Co-Promotion Agreement in the U.S. for Granisol®, an oral liquid granisetron based anti-ementic product (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its Co-Promotion Agreement with Bi-Coastal Pharmaceuticals, Inc. for Aquoral TM, for dry mouth or Xerostomia, in the U.S. and (3) an Asset Purchase Agreement for Granisol® outside of the U.S. (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $325,000 up-front and will pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol® in the U.S. The Company recorded $260,000 related to the Co-Promotion Agreement as an intangible asset and will amortize the expense over ten years, which is the life of the agreement. The remaining $65,000 was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project (that has not reached technological feasibility in the territories covered by the license) and that has no alternative future use. We are currently in multiple partnership negotiations to commercialize Granisol® outside the U.S. and we have started the registration procedures for Granisol® in multiple countries, including Europe and the MENA region.

On June 27, 2012, the Company entered into a Termination Agreement (“Termination Agreement”) with PediatRx, Inc. to terminate discussions regarding the potential merger transaction whereby Apricus would have acquired PediatRx (the “Merger”). Earlier in the year, on January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, which were valued at a price of $2.68 per share in settlement of the $1.0 million payable. The $1.0 million dollar payment is considered part of the cost of the Co-Promotion Agreement and was recorded as an intangible asset. The intangible expense will be amortized over ten years, which is the life of the agreement. In addition, the Company retained the ex-U.S. worldwide right to Granisol ® and is seeking commercial partnerships for Granisol® in multiple regions around the world.

The Company also considered whether PediatRx should be consolidated as a Variable Interest Entity (“VIE”) under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that PediatRx is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company determined that it does not have the power to direct the activities of PediatRx, nor does it have the obligation to absorb additional losses, and it will not participate in any residual revenues thus it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of PediatRx.

4.	ACQUISITIONS AND DISPOSITIONS

Ownership of Finesco and Scomedica

On July 12, 2012, the Company entered into an agreement under which it accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco (the “Contribution Agreement”), which became a wholly-owned subsidiary of the Company in a transaction accounted for under the acquisition method of accounting for business combinations under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed of Finesco were recorded as of the transaction date at their respective fair values and are included in the consolidated balance sheet at September 30, 2012.

The Company agreed to provide the value of €7,000,000 to the shareholders of Finesco and based on the share exchange ratio in place at the acquisition date issued 2,592,592 shares of Apricus common stock which had a fair market value of $8,555,554 at that date. In addition, the Company paid certain selling costs totaling $212,000 on behalf of the sellers. Additional shares valued at €1,818,088 will be deliverable only if Net Revenue (as defined in the Contribution Agreement) for Scomedica for the twelve months ended December 31, 2012 equals or exceeds €8,000,000 (the “Additional Contribution Amount”). The Additional Contribution Amount shares will be issuable, if at all, on or before the fifth (5th) Business Day after the issuance by Scomedica’s statutory auditor of its general report on its financial statements for the fiscal year ended December 31, 2012.

As of September 30, 2012, the Company did not assign any value to the potential contingent consideration for the Additional Contribution Amount as Finesco awaits approval for Vitaros® in Europe and has decided to redirect resources for the possible needs for Vitaros® if the product is approved in the first quarter of 2013. Therefore, management does not anticipate that Finesco will achieve the targeted net revenue of €8 million for 2012.

Purchase Consideration:

Fair value of APRI common stock issued Finesco shareholders	$8,556
Cash paid for certain transaction costs paid on behalf of the seller	212
Cash and cash equivalents	(2,067)
Net purchase price	$6,701

The assets acquired and liabilities assumed at the transaction date are based upon their respective fair values and are summarized below (in thousands):

Customer accounts receivable, net	$1,256
Prepaid expenses and other current assets	218
Fixed assets	64
Other long term assets	774
Trade accounts payable	(491)
Accrued expenses	(1,927)
Deferred compensation	(600)
Other long term liabilities	(54)
Goodwill	7,461
Total net assets acquired	$6,701

Scomedica is a contract sales organization. The primary value in Finesco SAS and Scomedica is applicable to the management team and the employees and their relationships with pharmaceutical companies and medical practices. These business relationships are not contractual in nature and do not meet the separability criterion and, as a result, they are not considered identifiable intangible assets recognized separately from goodwill. The value of the management, employees and business relationships is classified as goodwill under U.S. GAAP. Goodwill is calculated as the difference between the fair value of the consideration expected to be transferred and the values assigned to the identifiable tangible assets acquired and liabilities assumed. We do not expect any portion of the goodwill to be deductible for tax purposes. The goodwill attributable to the contribution of Finesco has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. All of the goodwill was assigned to the Contract Sales segment.

The Company assumed $453,393 of deferred tax assets in France related to Finesco. During the third quarter 2012 the value of the deferred tax assets increased to $825,419 primarily associated with net operating losses from the French operations. Net operating loss carry forwards in France have an unlimited life and therefore, the Company has determined it is probable that the assets would be used in the future and that no valuation allowance is needed related to these deferred tax assets. The deferred tax assets are included in other long term assets in the Condensed Consolidated Balance Sheet.

The total amount of unrecognized tax benefits as of December 31, 2011, was zero. During the three and nine months ended September 30, 2012, additional unrecognized tax benefits of $155,490 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

Acquisition of Topotarget

On December 29, 2011, the Company acquired all of the outstanding stock of Topotarget, which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc., in a transaction accounted for under the acquisition method of accounting for business combinations under ASC 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed of Topotarget were recorded as of the acquisition date at their respective fair values and are included at December 31, 2011 in the consolidated balance sheet. There were no results of operations to record or consolidate for the remainder of 2011.

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

The Company made an initial payment of 334,382 shares of common stock valued at $1.7 million, based on the closing market price of the Company’s common stock on the closing date. The Company may make additional milestone payments in common stock and the Company’s estimate of those future milestone payments had a fair value of approximately $1,900,000 at September 30, 2012. Such additional payments are required only if certain milestones are achieved, as described below. The decrease in estimated fair value of $17,000 to $1,900,000 at September 30, 2012 from $1,917,000 at December 31, 2011 is due to the accretion of $233,000 of interest based on an effective interest rate of 23.6% applied to the milestones, partially offset by a $230,000 adjustment to the milestones that was primarily driven by changes in timing of the anticipated dates to reach certain milestones.

The $1,900,000 estimated fair value in additional purchase consideration (“contingent consideration”) is made up of additional issuances of the Company’s common stock to the seller, Topotarget A/S, based on the achievement of various regulatory and product cost reductions milestones. There are no sales milestones or royalty-based milestones due to Topotarget A/S. The milestone amounts payable are fixed once the milestone is achieved, with the number of shares deliverable to be based on the trading price of our common stock at the date the milestone is achieved. We determined the fair values of the obligation to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are anticipated to be met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a risk adjusted cost of equity factor of 23.6%, which is representative of the rate of return a market participant would expect to receive from these assets. Management’s estimate of the range of milestone stock payments varies from approximately $300,000 if no regulatory or commercial milestones are achieved to a stock payment of approximately $2.3 million if all milestones are achieved.

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

Purchase Consideration:
December 31, 2011
Fair value of APRI common stock issued to Topotarget A/S sharholders	$1,700
Fair value of contingent consideration	1,917
Cash & cash equivalents	(107)
$3,510

The assets acquired and liabilities assumed at the acquisition date based upon their respective fair values and are summarized below (in thousands):

Customer accounts receivable, net	$306
Inventory	133
Prepaid expenses and other current assets	27
Other long term assets	39
Intangible assets	2,630
Trade accounts payable	(87)
Accrued expenses	(382)
Provision for replacement inventory	(286)
Goodwill	1,130
Total net assets acquired	$3,510

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

Pro Forma Consolidated Results of Operations for all 2011 and 2012 Acquisitions

The following unaudited pro forma consolidated results of operations for the period assumes the contribution of Finesco and the acquisition of Topotarget had occurred as of January 1, 2011, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Finesco and Topotarget been operated as part of the Company since January 1, 2011.

Finesco and Topotarget

Consolidated Pro Forma Statement of Operations

(unaudited)

	Three Months Ended September 30,
	2012		2011
	As Reported	Adjusted	As Reported	Adjusted
Total revenue	$5,151,713	$5,400,846	$799,419	$3,900,169
Net loss	$(2,493,927)	$(2,223,653)	$(2,220,422)	$(2,244,805)
Net loss per common share	$(0.09)	$(0.07)	$(0.11)	$(0.10)
Shares used in computing net loss per common share	29,258,434	31,746,863	20,204,218	23,027,030

	Nine Months Ended September 30,
	2012		2011
	As Reported	Adjusted	As Reported	Adjusted
Total revenue	$6,052,827	$11,213,960	$3,981,636	$13,757,886
Net loss	$(12,133,471)	$(11,279,197)	$(13,425,520)	$(13,175,468)
Net loss per common share	$(0.46)	$(0.39)	$(0.68)	$(0.58)
Shares used in computing net loss per common share	26,652,258	29,140,687	19,721,140	22,543,952

The pro forma condensed consolidated financial information presented above, includes an adjustment for transaction expenses related to the contribution of Finesco in the amount of $466,021 and $1,027,021 for the three and nine months ended September 30, 2012, respectively.

Total revenue and net loss reported for Finesco for both the three and nine months ended September 30, 2012 is $1,151,021 and $1,116,861 respectively, as shown in the segment report in Note 12. We have fully integrated the operations of Topotarget into Apricus Pharmaceuticals in 2012 and accordingly, do not report the revenue and earnings specific to the Topotarget acquisition separately.

Sale of Bio-Quant

The Company sold all of the outstanding capital stock of Bio-Quant, which was one of the Company’s wholly-owned subsidiaries, to BioTox on June 30, 2011. The Company received $500,019 at closing as an initial payment and will be entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s CRO services business. Over the ten-year term of the earn-out, beginning September 2012, the Company will be entitled to receive a minimum of $4,500,000 with the right to receive amounts in excess, depending on the gross revenue of BioTox over this ten-year period. The earn-out obligations are secured with a first priority lien on all the assets of Bio-Quant as well as the assets of BioTox for a certain period of time. After the sale, the Company does not beneficially own any equity shares in Bio-Quant or BioTox. The Company evaluated the sale of Bio-Quant in accordance with ASC Topic 205-20, Discontinued Operations. The Company does not expect to recognize continuing direct cash flows from Bio-Quant after the sale. However, the transaction was structured with a low down payment and a payment stream over ten years that is contingent on the operational success of BioTox. This payment structure was negotiated as a means to improve the likely cash available for investment in the growth of the business, which was expected to have the effect of encouraging higher revenues for BioTox and potentially greater earn-out payments to the Company over the ten year earn-out period. The Company does not have any vote or direct influence on the execution of the operations but retains a significant amount of collection risk depending on the operational success of the disposed CRO business. This continued exposure to the operating risk of BioTox and the extended post sale earn-out period indicates future influence in the continuing operations of the CRO. As such, the Company determined that it would not be appropriate to classify the sale of Bio-Quant as a discontinued operation in the consolidated financial statements.

The Company also considered whether BioTox should be consolidated as a VIE under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that BioTox is a VIE because it could potentially lack sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company determined that it does not have the power to direct the activities of BioTox, nor does it have the obligation to absorb additional losses and it will not participate in any residual revenues. Thus, it is not the primary beneficiary of the VIE. As such, the Company will not consolidate the financial information of BioTox.

The collectability associated with the minimum payments due under the earn-out contract is not reasonably assured due to the length of time over which the payments will be due and the fact the entity could potentially lack sufficient funds to support its operational activities, accordingly, the earn-out payments were fair valued at $0.

In September 2012, the Company invoiced the initial minimum payment owed under the terms of the agreement of $125,000 due from BioTox which was collected in full. The amount was recorded in the quarter ended September 30, 2012 and is reflected as Loss (recovery) on the sale of Bio-Quant subsidiary within the accompanying Condensed Consolidated Statements of Operation and Other Comprehensive Income.

5.	INVENTORIES

Inventories consists of the following:
	September 30	December 31,
	2012	2011
Raw material	$222,460	$160,934
Work in process	1,440	-
Finished goods	147,611	3,450
Deferred cost of sales	106,869	-
	$478,380	$164,384
Allowance for inventory reserves	(28,235)	(28,235)
	$450,145	$136,149

6.	WARRANTS

On February 14, 2012, the Company issued as part of the sale of common stock in a follow-on public offering of securities 2,469,136 warrants. The warrants have an exercise price of $5.25 per share of common stock, were exercisable immediately upon issuance and will expire five years from the date of issuance. No warrants that were issued as part of this financing have been exercised in 2012. A summary of warrant activity for the nine month period ended September 30, 2012 is as follows:

		Weighted	Weighted
	Common Shares	Average	Average
	Issuable upon	Exercise	Contractual
	Exercise	Price	Life
Outstanding at December 31, 2011	777,284	$2.88	3.7 years
Issued	2,469,136	$5.25
Exercised	(17,595)	$2.27
Cancelled	-
Outstanding at September 30, 2012	3,228,825	$4.70	4.0 years
Exercisable at September 30, 2012	3,228,825	$4.70	4.0 years

7.	LOSS PER SHARE

For the three and nine months ended September 30, 2012 and 2011, respectively, options to acquire 2,029,333 and 865,833 shares of Common Stock, warrants to acquire 3,228,825 and 1,067,642 shares of Common Stock and securities convertible into 742,419 and 656,814 shares of Common Stock were excluded from the calculation of diluted loss per share, as their effect would be anti-dilutive.

8.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets with associated accumulated amortization as of September 30, 2012 and December 31, 2011 were comprised of the following:

	September 30,	December 31,
	2012	2011

Totect® Technology License	$2,190,000	$2,190,000
Totect® Trade Name	440,000	440,000
PediatRx License	1,260,000	-
Accumulated amortization	(180,855)	-
Intangible assets, net	$3,709,145	$2,630,000

The intangible assets acquired with the December 29, 2011, purchase of Topotarget consist of the Totect® Technology License and the Trade Name License. Our estimated useful life for both the technology and the trade name is fifteen years. Amortization began in January 2012.

On February 21, 2012, we acquired the right to co-promote Granisol® in the U.S. from an unrelated third-party, PediatRx. The estimated useful life for the commercial rights is ten years. Amortization began in March 2012. On June 27, 2012, the Company entered into a Termination Agreement with PediatRx to terminate discussions regarding the potential merger transaction whereby Apricus would acquire PediatRx. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, as additional consideration for the Granisol rights that the Company acquired if the Company elected not to pursue the Merger, subject to certain conditions. The $1.0 million dollar payment was determined to be part of the value of the Co-Promotion Agreement and was recorded as an intangible asset and the expense will be amortized over ten years, which is the life of the agreement.

Based on the current carrying amount of intangible assets, assuming no future impairment of the underlying assets, the estimated future amortization expense for the next five years ended December 31 and thereafter is as follows:

2012 (remainder)	$75,974
2013	303,897
2014	303,897
2015	303,897
2016	303,897
Thereafter	2,417,583
Total future amortization expense	$3,709,145

Goodwill as of  September 30, 2012 and December 31, 2011 was comprised of the following:

	September 30,	December 31,
	2012	2011

Topotarget	$1,129,950	$1,129,950
Finesco	7,460,743	-
Other	191,514	-
	$8,782,207	$1,129,950

9.	CONVERTIBLE NOTES PAYABLE

2010 Convertible Notes

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4.0 million. The 2010 Convertible Notes are secured by a first priority mortgage on the Company’s facility in East Windsor, New Jersey and are due on December 31, 2012. If the property were to be sold prior to the due date of the 2010 Convertible Notes, the notes will be due and payable unless the Company were to extend or modify the terms of the notes.

The 2010 Convertible Notes are, at the holders’ option, payable in cash at maturity on December 31, 2012 or convertible at any time into shares of Common Stock at a current conversion price of $5.39 per share (with an initial conversion price of $8.70 per share) (as adjusted, the “conversion price”), which price is subject to adjustment upon certain dilutive issuances of common stock.  The 2010 Convertible Notes have a coupon rate of 7% per annum, which is payable at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of Common Stock.  If paid in shares of Common Stock, then the price of the stock issued will be the lesser of $1.20 below or 95% of the five-day weighted average of the market price of the Common Stock prior to the time of payment.  Such additional interest consideration is considered contingent and therefore would only be recognized upon occurrence.

The conversion price at September 30, 2012 was $5.39 per share, which represents an adjusted price from $8.70 at issuance due to certain dilutive equity financings since the issuance of the notes. At September 30, 2012, the conversion price was above the current market price of the Common Stock. Therefore, given the short-term nature of the Convertible Notes, the carrying value of  $4.0 million is considered to approximate the fair value, which is a Level 2 fair value measurement. The facility is occupied by a long-term tenant that pays monthly rent to the Company.

10.	COMMON STOCK TRANSACTIONS

On July 12, 2012, the Company accepted, by way of a share contribution, 100% of all outstanding common stock of Finesco. As consideration for the shares of Finesco, the Company issued 2,592,592 shares at a value of $8.6 million based on the closing market price of $3.30 on July 12, 2012. 388,888 of the issued shares are being held in escrow to secure indemnification obligations of the sellers in connection with the purchase agreement, for the period of one year from the closing date of the transaction.

On June 27, 2012, the Company entered into a Termination Agreement (“Termination Agreement”) with PediatRx, Inc. to terminate discussions regarding the potential merger transaction whereby Apricus would acquire PediatRx (the “Merger”). On January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, valued at a price of $2.68 per share in settlement of the $1.0 million payable.

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

The shares to be sold under the Offering Agreement will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the Securities and Exchange Commission (“SEC”), in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011. In the first quarter 2012 and through September 30, 2012, the Company sold an aggregate of 216,968 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.95 per share, resulting in offering proceeds of approximately $1.1 million, net of sales commissions.

11.	RELATED PARTY TRANSACTIONS

The Company had the following related party transactions in 2012 and 2011:

Innovus Pharmaceuticals, Inc.

Innovus Pharmaceuticals, Inc. (“Innovus”) (formerly “FasTrack Pharmaceuticals, Inc.”) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008. In 2009, Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services.   Innovus subsequently acquired Sorrento’s assets and liabilities in March 2011.   Innovus is a development-stage company of which two executive officers and one director of the Company are minority shareholders.

On April 4, 2011, the Company and Innovus entered into an Asset Purchase Agreement, pursuant to which Innovus sold to the Company all the rights it had in certain back-up compounds for PrevOnco TM. PrevOnco TM, a development-stage candidate that we have studied for the treatment of solid tumors, contains a marketed anti-ulcer compound lansoprazole that we believe has the potential to be used alone or in combination with other chemotherapeutic agents.  The Company believes PrevOncoTM can be optimized further to increase its efficacy in combination with our NexACT ® technology.

In exchange for the PrevOncoTM back-up compound portfolio, the Company loaned Innovus $250,000 in the form of a secured convertible note and restructured the existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $224,520. The notes were due on April 4, 2013 and bore interest at the rate of prime plus 1%.  The notes would automatically convert to common stock of Innovus at a 10% discount if, prior to the maturity date, Innovus completes a material round of financing, closes a merger or acquisition transaction (an “M&A event”), or completes a public offering of its Common stock. In March 2012, Innovus converted the notes to common stock of Innovus based on an M&A event that occurred in December of 2011, through the merger of Innovus with a publicly-traded company, North Horizon, Inc. Under the agreement, Innovus became a subsidiary of North Horizon and the entity was renamed, Innovus Pharmaceuticals, Inc. The Company received an insignificant common stock interest in Innovus (less than 1%) in connection with the conversion.

On October 4, 2012, the Company and Innovus entered into a settlement agreement in which the Company obtained all rights and interests, free of any future obligations to PrevOnco TM in exchange for the return of the Innovus common stock received in March of 2012 and $25,000 in cash. The transaction will be recorded as a charge to research and development expense of $25,000 in the fourth quarter of 2012 and there will be no other impact on the financial position or results of operations of the Company from this transaction. Following the settlement transaction, there are no other related party matters between the Company and Innovus.

Through the date of the October 4, 2012 settlement agreement, the Company considered whether Innovus should be consolidated as a VIE under ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The Company determined that Innovus is a VIE because it lacks sufficient equity at risk to fund its operational activities without additional subordinated financial support. The Company had a variable interest in the VIE related to the convertible notes (2011) and the insignificant portion of Innovus owned as common stock (2012).  The Company determined that it did not have the power to direct the activities of Innovus, nor did it have the obligation to absorb additional losses thus it was not the primary beneficiary of the VIE. As such, the Company did not consolidate the financial information of Innovus.  In the accompanying condensed consolidated financial statements, the loans, Notes and Innovus common stock are valued at a zero book value for accounting purposes at September 30, 2012 and December 31, 2011, respectively, for lack of marketability of the Innovus equity.

Other Related Party Transactions

For the nine months ended September 30, 2012 Apricus purchased approximately $35,024 of drug supplies from an entity owned 100% by the Company’s Chief Executive Officer (“CEO”). Apricus and Bio-Quant purchased approximately $120,738 of drug supplies from the same entity during the first nine months of 2011.

12.	SEGMENT AND BUSINESS RISK INFORMATION

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

Through June 30, 2011, the Company had two active business segments: (i) designing and developing pharmaceutical products including those with its NexACT® platform and (ii) providing pre-clinical CRO services through its subsidiary, Bio-Quant.  Through June 30, 2011, the Company aggregated sales of diagnostic products with the pre-clinical CRO services.  The assets and revenues were not material in relation to the Company’s operations as a whole, and the nature of the products and type of customer were similar to the Bio-Quant business.  On June 30, 2011, the Bio-Quant subsidiary was sold (see Note 4) and accordingly the Bio-Quant CRO segment information provided for 2011 reflects the operating activity from the pre-clinical CRO services and sales of diagnostic products for the six months ended June 30, 2011. The Diagnostic Sales segment information provided for the nine months ended September 30, 2012 reflects the diagnostic products business without the Bio-Quant CRO.

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

In July 2012, the Company accepted ownership of Finesco in France. Scomedica currently provides contract sales for third party pharmaceutical companies in France and will be aggregated with Finesco SAS in the new Contract Sales segment. Segment information for the nine months ended September 30, 2012 and 2011, respectively is as follows:

Nine Months Ended
September 30, 2012

	Pharmaceuticals	Contract Sales	Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total

Revenues from external customers	$4,557,839	$1,151,021	$343,967	$-	$6,052,827
Income (loss) from operations	(11,228,660)	(1,479,163)	95,637	-	(12,612,186)
Net income (loss)	(11,112,247)	(1,116,861)	95,637	-	(12,133,471)
Total assets	30,982,813	9,320,177	446,732	-	40,749,722

Nine Months Ended
September 30, 2011

	Pharmaceuticals	Contract Sales	Bio-Quant CRO and Diagnostic Sales	Other Corporate Not Allocated to Segments	Consolidated Total

Revenues from external customers	$1,506,322	$-	$2,475,314	-	$3,981,636
Loss from operations	(10,048,978)	-	(673,790)	(2,759,920)	(13,482,688)
Net Loss	(10,048,978)	-	(673,790)	(2,702,752)	(13,425,520)
Total assets	13,694,819	-	282,413	-	13,977,232

Three global pharmaceutical companies account for a significant percentage of the Company’s revenue. Revenues associated with global pharmaceutical company A represented 31% of total revenues while global pharmaceutical company B represented 41% of total revenues and global pharmaceutical company C represented 17% of total revenues.

The geographic segment information provided below is classified based on the major geographic regions in which our customers are located.

Geographic Information

	Revenues	Long-Lived Assets

North America	$2,806,575	$5,091,608
Europe	3,131,957	8,908,910
Rest of the World	114,295
	$6,052,827	$14,000,518

13.	STOCKHOLDER RIGHTS PLAN

On March 24, 2011, pursuant to the Company’s shareholders rights plan (the “Plan”), the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on April 1, 2011.  Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the condensed consolidated financial statements (unaudited) and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 13, 2012. These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

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

Corporate History

We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995. Our pipeline of approved and late-stage NexACT® based product candidates includes Vitaros®, which is approved in Canada for the treatment of ED, Femprox® for female sexual arousal disorder, MycoVaTM for onychomycosis, RayVaTM for Raynaud’s Syndrome and PrevOncoTM for liver cancer.

On December 14, 2009, we acquired Bio-Quant, a private CRO in San Diego, California that was focused on providing drug development research services to other companies. On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” In June 2011, we sold Bio-Quant to BioTox, a San Diego-based CRO. In December 2011, we entered into the specialty pharmaceutical business with the acquisition of Topotarget USA, Inc., renamed Apricus Pharmaceuticals USA, Inc. We continue to grow our specialty pharmaceutical products business with the addition of the products Totect® in 2011, and Granisol®, AquoralTM and NitroMist TM in early 2012.

 On December 29, 2011, the Company acquired Topotarget, a subsidiary of Topotarget A/S, for the purpose of acquiring all existing rights to Totect® in North America and South America and their respective territories and possessions. Following the acquisition, the Company changed the name of Topotarget USA, Inc. to Apricus Pharmaceuticals USA, Inc. and began the expansion of its oncology supportive care business for sale of products in the U.S. Beginning in February of 2012, the Company added additional products to the portfolio including Granisol® and AquoralTM.

While the Company’s marketing authorization for our lead product Vitaros® is under review in Europe, we also expanded our growth strategy internationally and made the decision to start European operations in France, one of the largest ED markets and the largest alprostadil market in Europe. On July 12, 2012, the Company accepted, by way of contribution, one hundred percent of all outstanding common stock of Finesco SAS and its wholly owned subsidiary Scomedica. Scomedica is a company with approximately eighty pharmaceutical sales representatives that have successfully marketed drugs in France for global pharmaceutical companies like Novartis. The Company does not intend to continue using Scomedica as solely a contract sales force, but intends to also use its French sales force as a base for the Company’s commercial operations in Europe, starting with the launch of Vitaros® if and when approved in Europe for the treatment of ED. The Company believes bringing Finesco and Scomedica into the Company as subsidiaries will enable the Company to bring its own drugs and additional partnered drugs to the key French market to build a meaningful commercial presence in Europe.

Growth Strategy

We are a pharmaceutical company focused in the areas of sexual dysfunction, oncology, autoimmune and anti-infectives, among others. Our pipeline is made up of drugs and drug candidates developed internally, as well as, drugs that we acquire or in-license from third parties. In the U.S. and France, we sell some of our drugs using our sales force, while in selected markets we have partnered with other pharmaceutical companies for commercializing our products in areas where we do not have a sales force.

We transformed from a clinical-stage development company into a pharmaceutical company with our acquisition of Topotarget, the U.S. subsidiary of Topotarget AS, and its drug Totect® (marketed in the U.S. and approved for anthracycline extravasation) in late December 2011. The acquisition of Topotarget, now named Apricus Pharmaceuticals USA, Inc., provided a foundation for our commercial operations in the U.S. We added to our product offerings in early 2012 by acquiring co-promotion rights to Granisol® (marketed in the U.S. and approved as an anti-emeteic following chemotherapy and radiotherapy) and AquoralTM (marketed in the U.S. and approved for management of Xerostomia), as well as ex-North American rights to NitroMistTM (approved in the U.S. for acute angina). We intend to expand our commercialization activities in the U.S. and France, and to establish commercial capabilities in selected markets outside the U.S. and France, with the addition of other products, including outside of the oncology and oncology supportive care markets.

Our strategy for growth is to acquire, in-license or promote marketed drugs that we believe are underperforming commercially, re-launch and commercialize them using our small but growing sales forces in the U.S. and our large and experienced sales force in France to increase sales and revenues. Our sales force in the U.S. is comprised of hospital sales representatives, on-call hospital nurses and a call center. In France, our sales force is comprised of a primary care physician, rheumatology, urology, diabetes and cardiology sales representatives. In addition, we have an extensive pre-clinical and late stage clinical NexACT® pipeline that we are actively promoting for partnerships to support the development and commercialization of these drug candidates.

In the coming months, we expect that our commercial partner, Abbott, will launch commercial sales of Vitaros®, our product for ED in the Canadian market. At the same time, we expect to expand our presence in the U.S. through sales of our oncology supportive care products by our sales force.

Revenue Sources

License Revenue.  The Company entered into five license agreements in the first nine months of 2012, three for Vitaros® and two for MycoVaTM.  Pursuant to these agreements, the Company recorded approximately $4.3 million in license revenue for upfront fees and related milestone payments in the first nine months of 2012.  We are continuing to pursue new licenses for Vitaros®, as well as the Company’s drug candidates and NexACT® platform technology.   The timing for these new agreements is inherently uncertain.  Additionally, the timing of milestone payments under existing license agreements is similarly uncertain and can vary significantly from quarter to quarter.  Accordingly, although we expect an overall increase in license revenue in future periods, the amount and timing of these increases is unknown at this time.

Product Revenue.  The Company generates product revenues from the sale of its approved oncology supportive care products sold in the U.S. as well as from the sale of diagnostic kits through its wholly-owned subsidiary BQ Kits, Inc.

Contract Service Revenue. Beginning in July of 2012, the Company provides, through its Finesco subsidiary in France, sales and marketing services for global pharmaceutical companies. The Company earns service fees for every meeting that the Company sales representatives conduct with doctors in the territory and additionally, the Company earns incentives and bonuses based on agreed sales and marketing targets. The contracts with the pharmaceutical customers are generally short-term in nature and are subject to changes based on market conditions.

Liquidity, Capital Resources and Financial Condition

We have experienced net losses and negative cash flows from operations each year since our inception.  Through September 30, 2012, we had an accumulated deficit of $231.5 million and our operations have principally been financed through public offerings of our Common Stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners.  Funds raised in recent periods, include approximately $18.4 million in net proceeds from our February 2012 follow-on public offering and approximately $1.1 million during 2012 from the sale of Common Stock through our “at-the-market” stock sales facility. These recent transactions should not necessarily be considered an indication of our ability to raise additional funds in any future periods.

Our cash and cash equivalents at September 30, 2012 were approximately $16.9 million. We expect our cash inflows during the remainder of 2012 will be from licensing and milestone revenues received from commercial partners for our late stage NexACT® product candidates, from product revenues from the sale of our oncology supportive care products sold in the U.S. and from contract sales revenues realized in France relating to existing third party customers. We expect our most significant expenditures for the remainder of 2012 will include development expenditures including filing for market authorization for multiple drugs in multiple territories, product re-launches, inventory purchases to support product sales and Vitaros® manufacturing and for the overall expansion of the commercial operations of the Company.

At December 31, 2012, we are obligated to pay the aggregate principal amount of $4.0 million in convertible notes which mature on that date. The notes are secured by a first priority mortgage on our facility in East Windsor, New Jersey. The facility is currently leased to an unrelated third party and we do not expect to utilize the facility for our research or manufacturing activities for the foreseeable future. If the Company were to sell the facility in 2012, the Company expects that the cash proceeds would be available to pay all of the principal amount of the mortgage amount due on December 31, 2012.  The facility is currently being marketed for cash sale to a third party.

Even if we are successful in obtaining additional partners who will support further development of our products, we may still encounter additional obstacles such as our development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed.   Should we not be able to find development partners in 2012 and not achieve our product sales expectations, we would require additional external financing to fund our operations and we may not achieve our goals of being cash flow positive exiting 2013. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. The timing of receipts of up-front and milestone payments are difficult to estimate and we would seek to obtain additional outside equity capital as necessary to support the commercial opportunities for our product portfolio.

At September 30, 2012, we had cash and cash equivalents of approximately $16.9 million, compared to $7.4 million at December 31, 2011.   During the first nine months of 2012, we received net proceeds of approximately $19.5 million as a result of sales of our Common Stock. The receipt of this cash during the nine months of 2012 was offset by our cash used in operations.  Our net cash outflow from operations during the first nine months of 2012 was approximately $11.6 million which resulted from the increase in expenditures for licenses for oncology supportive care products, commercialization of these products and research and development activities while we prepare Vitaros® for commercialization in the Canadian market and obtain market approval in other regions. Our operational structure with a minimum number of employees and limited space needs allows us to closely regulate our level of expenditures and to quickly adjust our spending rates as commercial opportunities develop. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

Following the addition of approximately 95 employees from the Scomedica French operation in July of 2012, we increased our operating costs as we added the necessary sales and marketing personnel who currently generate contract sales from third parties. In the future these sales and marketing personnel will serve as the sales force for our marketed products to be sold in France. The operating costs of the French sales operations in recent periods have approximated €8.0 million per year.

Application of Critical Accounting Policies

Our discussion and analysis of the financial condition and results of operations are based upon our condensed consolidated financial statements (unaudited), which have been prepared in accordance with accounting principles generally accepted in the U.S.. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, our actual results may differ significantly from our estimates.

The following new critical accounting policies have been applied by the Company in preparing its consolidated financial statements since the annual report on Form 10-K was issued on March 13, 2012. The financial information as of September 30, 2012 should be read in conjunction with the financial statements for the year ended December 31, 2011, contained in our annual report on Form 10-K filed on March 13, 2012.

Assets Held For Sale

In August of 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, in the third quarter of 2012, the land, building and machinery associated with the facility were reclassified to assets held for sale. The monthly depreciation and amortization previously attributed to the assets were ceased as the net book value has been fixed. Any gain or loss on the eventual sale of the facility will be calculated from the fixed net book value of the assets. The property is currently leased to a long-term tenant and the estimated fair value is expected to approximate the net book value and accordingly no impairment is considered necessary. The fair value measurement is based on a recent offer received by the Company, which is an observable input and represents a Level 2 measurement within the fair value hierarchy.

Deferred Compensation

The Company is paying compensation on a deferred basis to a former executive. The liability of $876,319 is based on the estimated present value of the obligation. Additionally, Finesco, through its Scomedica subsidiary, has an accrued retirement benefit liability of $668,562, which is a defined benefit mandated by the French Works Council that consists of one lump-sum paid on the last working day when the employee retires and has been included within the Deferred Compensation line item within the Balance Sheets. The amount of the payment is based on the length of service and earnings of the retiree. The cost of the defined benefit is estimated using the present value of the defined benefit obligation at the end of the reporting period (Scomedica has no plan assets). Actuarial estimates for defined benefit obligations are performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid, and that have terms to maturity approximating the terms of the related retirement liability.

Foreign Currency Translation

The functional currency of our wholly-owned subsidiaries in France is the Euro. Accordingly, all assets and liabilities of this subsidiary are translated to U.S. dollars based on the then applicable exchange rate on the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income on the statement of operations and other comprehensive income and in the stockholders’ equity section of our consolidated balance sheets. Foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant.

Revenue Recognition

Contract Service Revenue . For research services, we determine the period over which the performance obligation occurs. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct costs are typically used as the measurement of performance. For contract sales services, revenue is based on the number of medical visits plus an incentive based on the sales growth of the targeted pharmaceutical products. Revenue associated with medical visits is recognized in the accounting period in which services are rendered. Revenue associated with incentives is recognized when the amount of revenue is fixed and determinable.

For a further discussion of our critical accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K filed on March 13, 2012.

Comparison of Results of Operations between the Three Months Ended September 30, 2012 and 2011

Revenue.  Revenues of the Company are mainly derived from license fees. As such, our revenue will vary significantly between quarters. Consolidated net revenue increased by $4,352,294 to $5,151,713 in the third quarter of 2012 or 544% as compared to $799,419 in the third quarter of 2011. Licensing fee revenues in the third quarter of 2012 increased to $3,625,782. The increase in license fee revenue was primarily attributable to recognizing upfront fees from Abbott and Takeda for $2,500,000 and $1,000,414, respectively. Sales also increased due to the acceptance of ownership of Finesco (See Note 4) in July 2012, which generated $1,151,021 in contract service revenue in the third quarter of 2012. In addition, in the third quarter of 2012, the Company started selling Totect® in the U.S., which generated sales of $140,459. The Company also recognized $113,767 in revenue under the Warner Chilcott Supply Agreement for contract service provided in the third quarter of 2012. In 2011, the Company received $483,438 in federal grant revenue. We have not applied for any grants in 2012.

Cost of Sales.  The amounts reflected in cost of sales are attributable to contract services and product sales. The addition of cost of service is due to the acceptance of ownership of Finesco (See Note 4) in July 2012, which included $1,499,776 in cost of service related to contract sales in the third quarter of 2012. The increase in costs of services is also due to the costs related to the Warner Chilcott agreement for the contract service revenue for $86,045. The increase in cost of product sales is due to the Company recognizing the cost of products for the first sales of Totect® of $34,346 in the third quarter of 2012.

Research and Development Expenses.  The amounts reflected in research and development expenses are in the Pharmaceuticals segment and mainly related to manufacturing commercial validation batches of Vitaros® which increased spending by $1,607,496 or 259% to $2,228,822 for the third quarter in 2012 as compared to $621,326 in the same period in 2011.  Our increased research and development expenditures in the third quarter of 2012 reflect an increase in expenditures for our development pipeline including Vitaros® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros® as a treatment for patients with ED. We expect to see an overall increase in research and development spending for the remainder 2012 as a result of the expansion of our pharmaceutical products and as we prepare for regulatory filings around the world for Vitaros® and our other late stage product candidates: Femprox®, PrevOncoTM, MycoVaTM, RayVaTM, Totect®, Granisol®, and NitroMistTM.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased by $2,166,766 or 95% to $4,438,221 during the third quarter of 2012 from $2,271,455 during the same period in 2011. $1,145,725 of the increase is due to the acceptance of ownership of Finesco (See Note 4) in July 2012. Expenses also increased due to the addition of a sales team and increased marketing expenses of approximately $426,000, increased recruiting expenses of approximately $100,000 and an increase in stock compensation of $122,569.

Loss (recovery) on sale of Bio-Quant Subsidiary.  On June 30, 2011 we sold Bio-Quant to BioTox and incurred a non cash loss of $2,759,920 during the second quarter of 2011 (See Note 4). In the third quarter of 2012 the Company received $125,000 on the sale.

Interest Income (expense), net. We had interest income of $123,925 for the three months ended September 30, 2012 as compared to an expense of $75,039 during the same period in 2011, an increase of $198,964 or 265%.  The increase in the third quarter of 2012 is primarily due to $71,556 of interest expense for the mortgage on our building which was offset by a reversal of interest expense or gain of $269,412 that resulted from a change in the anticipated timelines on meeting certain milestones in our contingent consideration due to Topotarget A/S.

Benefit from Income Taxes. We had a benefit from income taxes of $362,302 for the three months ended September 30, 2012 as compared to $0 for the same period in 2011. The tax benefit is derived by computing the tax effect of the taxable loss from operations in France for the period. The operating loss in France for this period was the result of generally lower revenues in the region during the months of July and August and non-recurring costs related to the acquisition of the business recorded during the period.

Comparison of Results of Operations between the Nine Months Ended September 30, 2012 and 2011

Revenue.  Consolidated net revenue increased by $2,071,191 or 52% to $6,052,827 during the first nine months of 2012 as compared to $3,981,636 during the first nine months of 2011. Licensing fee revenues during the first nine months of 2012 increased by $3,425,377 or 392% to $4,299,376 from $873,999. The change in license fee revenue was primarily attributable to recognizing upfront fees from Abbott and Takeda for $2,500,000 and $1,000,414, respectively. In 2011, the Company recognized an upfront license fee of approximately $669,000 from Bracco SpA for a license to Vitaros for the Italian market. Sales also increased due to the acceptance of ownership of Finesco in July 2012 (See Note 4), which generated $1,151,021 in contract service revenue during the third quarter of 2012. During the first nine months of 2012, the Company started selling Totect® in the U.S., which generated sales of $140,459. The Company also recognized $113,767 in revenue under the Warner Chilcott Supply Agreement for contract service provided in the third quarter of 2012. The decrease in revenue from the Diagnostic Sales segment (which included Bio-Quant CRO service in the first half of 2011) was $2,280,232 or 87% to $343,967 during the first nine months of 2012 from $2,624,199 during the first nine months of 2011. The decrease in revenue is mainly as a result of the sale of Bio-Quant (See Note 4). As a result of the sale of Bio-Quant, we are no longer generating revenues related to Bio-Quant’s CRO business.   In 2011, the Company received $483,438 for grants awarded to us under the QTDP program. We have not applied for any grants in 2012.

Cost of Sales.  The amounts reflected in cost of sales are attributable to contract services and product sales. The addition of cost of service is due to the acceptance of ownership of Finesco in July 2012 (See Note 4), which included $1,499,776 in cost of services related to contract sales during the third quarter in 2012. The increase in cost of services in the Pharmaceuticals segment is due to the costs related to the Warner Chilcott Supply Agreement for the contract service revenue of $86,045. The cost of sales for the Diagnostic Sales segment (which included Bio-Quant CRO service in the first half of 2011) decreased by $1,905,669 or 89% to $240,282 during the first nine months of 2012 as compared to $2,145,951 in the same period in 2011. The decrease in cost of sales is primarily attributable to the reduction in the third quarter in cost of services as a result of the sale of the Bio-Quant CRO business on June 30, 2011 (See Note 4).  As a result of the sale of this business, we are no longer incurring service costs related to Bio-Quant’s CRO business.   The increase in cost of product sales is due to the Company recognizing the cost of products for Totect® of $34,346 in the third quarter of 2012.

Research and Development Expenses.  The amounts reflected in research and development expenses are in the Pharmaceuticals segment mainly related to manufacturing commercial validation batches of Vitaros® which increased spending during the first nine months of 2012 by $1,045,384 or 28% to $4,739,088 as compared to $3,693,704 in the same period in 2011.  Our increased research and development expenditures during the first nine months of 2012 reflect an increase in expenditures for our development pipeline including Vitaros® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros® as a treatment for patients with ED. We expect to continue to see an increase in research and development spending in the remainder of 2012 as a result of the expansion of our pharmaceutical products and as we prepare for regulatory filings around the world for Vitaros ® and our other late stage product candidates: Femprox®, PrevOnco®, MycoVaTM , RayVaTM, Totect®, Granisol®, and NitroMistTM.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $3,320,950 or 37% to $12,185,699 during the first nine months of 2012 as compared to $8,864,749 during the same period in 2011. $1,145,725 of the increase is due to the acceptance of ownership of Finesco (See Note 4) in July 2012. Expenses also increased due to the addition of a sales team and increased marketing expenses of approximately $542,000, increased accounting fees of approximately $100,000 due to projects related to the the acceptance of ownership of Finesco, increased recruiting expenses of approximately $100,000 for new personnel, legal fees related to the acceptance of ownership of Finesco for approximately $353,000, $113,000 of additional expenses for services related to PediatRx and an increase of approximately $108,000 in investor relation services.

Loss (recovery) on sale of Bio-Quant Subsidiary.  On June 30, 2011 we sold Bio-Quant to BioTox and incurred a non cash loss of $2,759,920 during the second quarter of 2011 (See Note 4). The loss is primarily due to the sale of the remaining balance of Bio-Quant Know-How and Bio-Quant trade name in the amount of approximately $2,642,000, net of amortization.  In the third quarter of 2012 the Company received $125,000 on the sale.

Interest Income (expense), net. We had interest expense of $212,413 during the first nine months of 2012 as compared to $248,488 during the same period in 2011, a decrease of $36,075 or 15%.  The decrease in interest expense in 2012 is primarily due to $213,111 of interest expense for the mortgage on our building which was offset by a reversal of interest expense or gain of $269,412 that resulted from a change in the anticipated timelines on meeting certain milestones in our contingent consideration due to Topotarget A/S.

Benefit from Income Taxes. We had a benefit from income taxes of $362,302 for the nine months ended September 30, 2012 as compared to $0 for the same period in 2011. The tax benefit is derived by computing the tax effect of the taxable loss from operations in France for the period. The operating loss in France for this period was the result of generally lower revenues in the region during the months of July and August and non-recurring costs related to the acquisition of the business recorded during the period.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Disclosure of Contractual Obligations

The following table summarizes our contractual obligations and maturity dates as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Capital Lease Obligations	$19,670	$4,130	$9,549	$5,991	$-
Operating Lease Obligations	3,387,912	1,173,963	1,330,290	596,502	287,157
Other Long Term Obligations (settled in cash)	4,876,319	4,171,587	348,650	356,082	-
Other Long Term Obligations (settled in common stock)	1,899,660	1,441,486	458,174	-	-
Total	$10,183,561	$6,791,166	$2,146,663	$958,575	$287,157

Long term obligations settled in cash represent the payment due to Dr. Joseph Mo, our former CEO, and amounts due to settle our 2010 convertible notes payable on December 31, 2012 as discussed in Note 9 to the condensed consolidated financial statements. We believe the convertible notes will require settlement in cash if not refinanced, as the current conversion price of $5.58 is greater than our current stock price at September 30, 2012. The long term obligations settled in common stock reflect the amounts and timing of the contingent payments due to Topotarget A/S for our acquisition of Topotarget as discussed in Note 4 to the unaudited consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash primarily in interest bearing cash accounts. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

Our debt is not subject to significant swings in valuation due to changes in interest rates as interest rates on our debt are fixed.

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in Euros or vice versa. We also use U.S. dollars to fund our French (Euro) operations as needed. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of September 30, 2012, our foreign currency transactions are insignificant and changes to the exchange rate between the U.S. dollar and foreign currencies would have an insignificant effect on our earnings. There is no current intent in the foreseeable future to repatriate any funds from our French operations.

Beginning with the quarter ended September 30, 2012, we will be translating our French operations’ financial statements from Euros to dollars as a part of the consolidation. The translation impact of the exchange rate variation will be shown in Accumulated Other Comprehensive Income in the equity section of the balance sheet.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company's management, with participation of the Company's Interim Chief Executive Officer and Chief Financial Officer, who is its principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2012.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 13, 2012, as revised by any additional risk factors described in the Company’s Quarterly Report on Form 10-Q, as filed with the SEC on August 9, 2012.

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

APRICUS BIOSCIENCES, INC.

Date: November 8, 2012	/S/ STEVE MARTIN
Steve Martin
Interim Chief Executive Officer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.

