Form 10-K
period 2012-12-31
APRICUS BIOSCIENCES, INC.
filed 2013-03-18
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 11, 2013, 30,342,513 shares of the common stock, par value $.001, of the registrant were outstanding. The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2012, was approximately $83.0 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I.

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its Subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

ITEM 1.	BUSINESS.

Corporate History

Apricus Biosciences, Inc. was incorporated in Nevada in 1987. Apricus Biosciences, Inc. and it subsidiaries (collectively the “Company”) have operated in the pharmaceutical industry since 1995. As a pharmaceutical company, we develop and commercialize pharmaceutical products that treat large patient populations with operations based in the United States (“U.S.”).

Our strategy is to focus our efforts on commercializing our main product and product candidates that are primarily within the field of sexual health. Our products have been developed utilizing our NexACT® proprietary permeation enhancement technology. Our initial approved product is Vitaros® approved in Canada for the treatment of erectile dysfunction (“ED”) and our next in-line late stage product candidate is Femprox®, for the treatment of female sexual arousal disorder (“FSAD”). We have also filed for approval of Vitaros® for the treatment of ED in Europe through the Decentralized Approval Process (“DCP”) and in Switzerland. Femprox® has completed one Phase III clinical trial in China and the Company is developing a regulatory submission plan for additional clinical trials in the U.S., Canada and Europe.

The Company’s strategy is to focus our resources on (1) commercializing Vitaros® through our current partnerships, (2) establishing new Vitaros® partnerships through license agreements with third parties, (3) continuing to advance regulatory efforts with the goal of eventually having Vitaros® approved in additional territories throughout the world, (4) developing and executing Femprox® regulatory and clinical development plans for the U.S., Canada and Europe, with the goal of market authorization to commercialize Femprox® and (5) as resources permit, focusing on further development of our pipeline of products and product candidates. Currently, the Company has commercial partnerships with large international pharmaceutical companies such as Abbott Laboratories Limited, (“Abbott”), the Sandoz division of Novartis (“Sandoz”), Takeda Pharmaceuticals International GmbH (“Takeda”), Warner Chilcott Company, Inc. (“Warner Chilcott”) and BRACCO SpA (“Bracco”), among others, for the commercialization of Vitaros® for ED.

On December 14, 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego, California. We used the Bio-Quant development capabilities to discover product candidates and identify potential new uses and routes of administration of its NexACT® platform. As we shifted our strategy toward commercializing our products, the CRO business did not align strategically with the commercial plans for the Company and on June 30, 2011, the Company entered into and completed a stock purchase agreement with BioTox Sciences (“BioTox”), a San Diego-based CRO, to sell all of the outstanding capital stock of Bio-Quant.

On December 29, 2011, as a part of our then commercial growth strategy, the Company acquired TopoTarget USA, Inc., a subsidiary of TopoTarget A/S, based in Rockaway, New Jersey. TopoTarget USA, Inc. owned all existing rights to Totect® in North America and South America and their respective territories and possessions. The acquisition was made pursuant to an agreement in which TopoTarget A/S sold to the Company all of the outstanding capital stock of TopoTarget USA, Inc. Following the acquisition, the Company changed the name of TopoTarget USA, Inc. to Apricus Pharmaceuticals USA, Inc. (“TopoTarget” or “Apricus Pharmaceuticals”). To supplement the acquisition of the Company’s first commercial product, Totect®, and better utilize the business infrastructure, we entered into commercial agreements with PediatRx Inc. for Granisol®, a complementary product in the oncology supportive care business.

While the Company continued to work toward approval of our lead product in Europe, Vitaros®, we also expanded our commercial and direct sales growth strategy internationally and made the decision to start European operations in France. On July 12, 2012, the Company by way of a share contribution, accepted one hundred percent of all of the outstanding common stock of Finesco SAS, a holding company incorporated in France (“Finesco SAS”) and Scomedica SAS, a company incorporated in France and a wholly owned subsidiary of Finesco SAS (“Scomedica”). This transaction is a business acquisition under U.S. GAAP. At the time of the transaction, Scomedica had over eighty pharmaceutical sales representatives that had successfully marketed drugs in France for global pharmaceutical companies. (see Note 4 in the Notes to the Consolidated Financial Statements). Further in July 2012, the Company (through Finesco) acquired all of the capital stock of Portalis SARL (“Portalis”), a French company that holds a French pharmaceutical sales license. We later changed the name and corporate structure of Portalis to NexMed Pharma SAS (“NexMed Pharma”) (collectively, Finesco SAS, Scomedica and NexMed Pharma are referred to herein as “Finesco”).

We made the strategic decision in December 2012 to divest our United States oncology supportive care products in order to focus our resources on Vitaros®, Femprox® and our other lead assets. As a result, we are currently seeking a buyer for our rights to Totect® and Granisol®. Additionally, we also made the strategic decision in March 2013, to no longer provide funding to Finesco, primarily as a result of changes in French reimbursement policies which now heavily favor generic drugs has resulted in a decrease in sales for pharmaceutical companies and contract sales organizations. Scomedica experienced a loss or interruption in certain key contract agreements related to the policy changes. As a result of the changes in circumstances affecting the French commercial market, we reassessed the fair value of this reporting unit and have recorded an impairment charge for the goodwill balance associated with the French operations.

Growth Strategy

We are a pharmaceutical company primarily focused in the area of sexual dysfunction. Our pipeline consists of products and product candidates developed internally based on our clinically validated proprietary NexACT® drug delivery platform. In the United States and in certain markets outside of the United States, we have partnered with other pharmaceutical companies for the commercialization of our products.

Our strategy for growth is to focus on: commercializing Vitaros® through our current partnerships, establishing new Vitaros® partnerships through license agreements with third parties, continuing to advance the regulatory efforts with the goal of eventually having Vitaros® approved in territories throughout the world, developing a Femprox® regulatory and clinical development plan for the U.S., Canada and Europe, with the goal of resuming clinical development of Femprox® and focusing on developing further our pipeline products as resources allow.

To develop and commercialize our NexACT® product and product candidates, we have the following primary initiatives:

1. Commercialize Vitaros® through partnerships. We currently have commercial partnerships for our Vitaros® product with the following pharmaceutical companies in the countries indicated: (a) Warner Chilcott (the United States), (b) Abbott (Canada), (c) Europe: (i) Takeda (the United Kingdom), (ii) Sandoz (Germany), (iii) Bracco (Italy), (d) Elis Pharmaceuticals Ltd. (“Elis”) (the Gulf States and certain Middle Eastern countries), (e) Neopharm Scientific Ltd. (“Neopharm”) (Israel) and (f) Global Harvest Pharmaceutical Corporation (“Global Harvest”) (Australia and New Zealand).

We have licensing and commercialization agreements in place with the above companies and we are working to support the regulatory approval and ultimate commercialization of Vitaros® under these existing arrangements. We have received up-front and other payments in connection with certain of these agreements, and, based on future milestones, are entitled to certain additional regulatory and sales milestone payments, regulatory cost reimbursements and in most cases low double-digit royalty payments.

2. Establish new Vitaros® licensing partnerships with international pharmaceutical companies. We are seeking new partnerships to out-license Vitaros® in remaining major markets not covered by existing partnerships and where we have patent protection for Vitaros®. These primarily consist of the following countries and regions: (a) Western Europe: Spain, Portugal, the Nordics and Benelux (b) Eastern Europe: Russia and the Commonwealth of Independent States countries, Central and Eastern Europe and Turkey, (c) Latin America: Mexico, Brazil and other Central and South American countries, and (d) certain Asian and African markets, including Japan and China.

We are seeking to enter into licensing and commercialization agreements with pharmaceutical companies in the above countries and regions. Based on the terms of our existing Vitaros® partnerships, we expect that any such additional agreements will provide us with up-front payments and the right to receive regulatory and sales milestone payments and also double-digit royalty payments.

3. Continue to advance our regulatory efforts with the goal of eventually having Vitaros® approved in major territories throughout the world. We are currently developing a plan with our licensees to have Vitaros® approved for the treatment of ED in Europe, Switzerland and a number of other countries and regions of the world. At present, Vitaros® is only approved in Canada for the treatment of ED, so our ability to enter into additional Vitaros® partnerships, and our ability to realize any material future revenue under these partnerships, will be dependent on the future approval of Vitaros® in these commercial markets. We have historically paid for the costs of these regulatory filings and sought reimbursement from our licensees.

4. Develop and execute a Femprox® regulatory and clinical plan in order to resume the clinical development in the U.S., Canada and Europe. We are currently developing a regulatory and clinical plan to continue the development of Femprox®, a product for the potential treatment of FSAD in the U.S., Canada and Europe. The plan will detail the regulatory requirements for approval of Femprox® and will detail the Company’s plans for additional clinical trials for the product and an estimate of the costs and the timeline associated with each such trial.

5. Develop additional technology and products utilizing our NexACT® technology. The Company is seeking to develop additional product candidates utilizing our NexACT® technology.

NexACT® Drug Delivery Technology

The NexACT® drug delivery technology is designed to enhance the delivery of an active drug to the patient. If successful, the combination of our NexACT ® technology with active drugs could improve therapeutic outcomes and reduce systemic side effects that often accompany existing medications.

NexACT® enables multi-route administration of active drugs across numerous therapeutic classes. The NexACT® technology has been tested in human clinical trials by us and our partners as a means of transdermal delivery of drugs (through the skin) and has been shown in pre-clinical animal studies to have the potential to serve as an effective vehicle for the delivery of a wide range of drugs and drug classes, via numerous routes of administration, including transdermal (topical), oral, subcutaneous, rectal and buccal (absorbed in the mouth).

NexACT® is based on proprietary permeation enhancers that are biodegradable, biocompatible, and mimic the composition of human skin. NexACT® has been tested in human clinical trials in over 5,000 patients involving three different investigational drugs: Vitaros®, Femprox® and MycoVa™. In these clinical trials, NexACT® demonstrated a favorable safety profile, with minimal serious adverse events that were likely attributed to the active ingredients in the drug candidates.

The NexACT® technology consists of a small molecule permeation enhancer called Dodecyl 2-(N,N dimethylamino)-propionate (“DDAIP”) which enables the rapid absorption of high concentrations of an active pharmaceutical ingredient directly at the target site, which is designed to enhance the delivery of an active drug to the patient.

NexACT® Sexual Health Product and Product Candidates Portfolio

As described above, we are focusing the majority of our resources and efforts on developing and commercializing our two main sexual health product and product candidate: Vitaros® for the treatment of ED and Femprox® for the treatment of FSAD.

1. Vitaros® for Erectile Dysfunction

Vitaros®, our lead product candidate for the treatment of ED, is a topically-applied cream formulation of alprostadil, a vasodilator, and NexACT® which directly increases blood flow to the penis, causing an erection. Alprostadil is a widely accepted alternative to the PDE5 inhibitors for difficult to treat patients. Vitaros® is relatively safe and effective, and offers a meaningful market opportunity due to its patient-friendly form versus both other alprostadil dosage forms and safety profile relative to oral ED products currently on the market.

The current leading medications are sildenafil citrate, tadalafil and vardenafil HCI, (sold by Pfizer under the trademark Viagra®, sold by Lilly under the trademark Cialis®, and sold by GlaxoSmithKline under the trademark

Levitra®) which are taken in pill form and work by inhibiting an enzyme called PDE5. We believe there is a need for new, safe and effective treatments, however, especially for those patients who cannot or do not respond well to oral medications. Vitaros® is a non-PDE5 inhibitor that may be appropriate for ED patients who:

(i)	Want a faster acting and on-demand treatment;

(ii)	Patients who prefer a locally acting treatment instead of an oral treatment;

(iii)	Are contraindicated due to medications or concurrent disease (18% of the ED market);

(iv)	Are healthy enough to take the PDE5 inhibitors but stop taking them because they are non-responders (21% of the ED market); or

(v)	Drop out after initial prescription (31% of the ED market) or drop out after 3 years after the start (48% of the ED market).

Vitaros® is applied topically which helps to reduce the systemic side effects and offers a patient-friendly alternative for men who do not tolerate existing oral drugs well. When absorbed through the skin, Vitaros® directly boosts blood flow, thereby causing an erection within minutes, which is substantially faster than the results typically achieved with oral medications. The key innovation behind Vitaros® was combining alprostadil with our NexACT® drug delivery technology. The NexACT® technology allows the drug to pass through the skin, which we believe makes the treatment easy to apply and provides patients with a relatively safer alternative treatment because it avoids certain complications that can be associated with oral products.

In clinical studies, Vitaros® showed efficacy in patients suffering from ED, including men who did not respond to sildenafil citrate. The side effects reported were localized and transient. With an overall ex-U.S. ED market affecting nearly 150 million men worldwide and representing approximately $2.6 billion in revenue, we believe that Vitaros® represents a major market opportunity, particularly as a distinct product that addresses a significant underserved population.

Vitaros® is currently manufactured by Therapex, a division of E-Z-EM Canada Inc., a wholly owned subsidiary of Bracco in Italy (“Therapex”).

We received approval from Health Canada in November 2010 to market Vitaros® for ED in that country. We have filed for marketing approval of Vitaros® for ED in Europe through the Decentralized Procedure Process in April 2011 designating the Netherlands as the Reference Member State (“RMS”). We expect to receive an approval decision in Europe in the first half of 2013. The Company also filed for marketing approval of Vitaros® for ED in Switzerland in July 2011. In Switzerland, we expect to receive an approval decision in the second half of 2013.

In 2009, we sold our rights to Vitaros® in the United States to Warner Chilcott. To our knowledge, Warner Chilcott continues to engage in efforts to enable it to gain approval for Vitaros® for ED in the U.S. In the Gulf States and certain Middle Eastern countries, we expect our marketing partners, Elis and Neopharm, will file for market approvals following the issuance of the Canadian Certificate of Pharmaceutical Product (“CPP”).

We have entered into license and partnership agreements with pharmaceutical companies to market Vitaros® for ED in the following countries: Canada, United States, Italy, Germany, the Gulf countries and part of the Middle East, Israel, Australia and New Zealand. The map below illustrates with which companies we have entered into partnerships (green territories in the following map), and the remaining countries where we are still seeking new partnerships (marked in grey in the map below).

We have developed two generations of our Vitaros® product for ED. As discussed below, the second generation provides for additional convenience in distribution and customer use.

The first generation Vitaros® product (“Cold Chain Vitaros®”) is an alprostadil formulation wherein the entire formulation is stored in one chamber of our AccuDose® dispenser. This single-chamber formulation requires that the product be stored by customers in a refrigerator until a short time prior to use. Cold Chain Vitaros® was the product used in the Company’s clinical trials, approved in Canada, and under review for approval in Europe and Switzerland. In November 2012, Health Canada approved Cold Chain Vitaros® for a current shelf-life of nine months for the 330 mcg product and six months for the 220 mcg product. These shelf-life durations are calculated at a temperature of 2°C-8°C. However, at room temperature conditions, Cold Chain Vitaros® has a shelf-life of up to seven days. Therefore, Cold Chain Vitaros® can be conveniently carried by the patient and brought up to room temperature prior to use.

The second generation Vitaros® product (“Room Temperature Vitaros®”) is an alprostadil formulation wherein the product ingredients are stored in two separate chambers, allowing alprostadil to be segregated from ingredients that cause alprostadil to become unstable at room temperature. The two chambers are then mixed immediately prior to use and this mixture results in the same pharmaceutical formulation as Cold Chain Vitaros®. This proprietary stabilized dosage form allows the product to be stored at room temperature conditions and the current target shelf-life duration for Room Temperature Vitaros® is twenty-four months. We plan to undertake the necessary studies and approval steps to market Room Temperature Vitaros® in Canada and then to seek to increase the shelf-life. We have conducted background stability studies on the Room Temperature Vitaros® formula and once registration stability studies are completed in the final packaging phase, our partner Abbott will submit the product for approval by Health Canada. The estimated approval time for Room Temperature Vitaros® by Health Canada is estimated to be approximately nine months from the time of submission assuming a favorable outcome.

We are currently involved with a number of international and regional pharmaceutical companies in the commercialization of Vitaros® for ED as illustrated below.

a) Canada

Vitaros® was approved in November 2010 in Canada for the treatment of ED. In January 2012, we signed a commercialization partnership in Canada with Abbott. Under the terms of agreement, Abbott will commercialize and market Vitaros® in Canada. Under the agreement, we received in October 2012, $2.5 million as an up-front payment and we have the right to receive up to an additional $13.2 million in regulatory and sales milestones payments, plus tiered royalty payments based on Abbott’s sales of the product in Canada. Abbott’s launch of Vitaros® in Canada is currently anticipated to occur in the first half of 2013.

b) United States

In February 2009, we announced the sale of the U.S. rights for Vitaros® and the specific U.S. patents and trademarks covering Vitaros® for ED to Warner Chilcott. Under the terms of the agreement, the Company received gross proceeds of $2.5 million as an up-front payment and is eligible to receive an additional payment of $2.5 million upon Warner Chilcott’s receipt of an NDA approval from the FDA. In connection with that agreement, Warner Chilcott also paid us a total of $0.4 million for the manufacturing equipment for Vitaros®. The purchase agreement with Warner Chilcott gives the Company the right to reference their work on Vitaros® in our future filings outside the U.S., which may benefit us in international partnering opportunities because any additional data generated may further validate the safety of the product and enhance its potential value. As of December 31, 2012, the FDA had not approved Vitaros®, although we understand that Warner Chilcott continues to pursue the approval of the drug.

c) Europe

In April 2011, we filed a marketing application in Europe for Vitaros® for ED. If it is approved by the various European regulatory authorities, it would give us the right to sell Vitaros® in multiple countries in the European Union. Under a European system called the “Decentralized Procedure” (“DCP”), a company files its application for marketing approval of a drug in several European countries simultaneously, with the lead reviewing country designated the Reference Member State (“RMS”) and the other countries designated the Concerned Member States (“CMS”). We have chosen The Netherlands as our RMS and our CMSs are France, Germany, Italy, UK, Ireland, Spain, Sweden, Belgium and Luxembourg. The RMS then evaluates the application and prepares an assessment report that is submitted to other chosen European Union countries for their consideration and approval. The entire review process on average requires approximately 240 days, not including additional time (clock stop) associated with responses to regulatory review questions. If approved using the DCP process, the Company may receive identical marketing authorizations for its product in multiple chosen European countries at the same time. As of March 13, 2013, we passed the Day 120 phase of the DCP process and we expect to receive an approval decision through the DCP in the first half of 2013. The timelines for approval in the DCP process, however, are subject to change based on a number of factors beyond the control of the Company; accordingly, the ultimate decision date is uncertain.

If the DCP approval decision is favorable, we will then continue the process towards commercial approval by entering into the National Step, where each country makes decisions on region-specific issues such as approval of translations for labeling, and pricing or reimbursement, if applicable. This National Step can be as short as thirty days but the length of this step varies by country and in the current environment, we expect the shortest review to be approximately sixty days while the process may last up to 180 or more in certain countries. Once this step is completed in any individual country, then the product can be marketed in that country. The national step is performed by the Marketing Authorization Holder (“MAH”). In countries where Vitaros® has been licensed to a partner, that partner will be the MAH and make the submissions.

i) Italy

In December 2010, we entered into an exclusive license agreement for Italy with Bracco for Vitaros® for ED. Under the terms of the licensing agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® for ED under the Bracco trademark. The Company received in April 2011, $1.0 million, net of tax withholdings, as an up-front payment and has the right to receive up to a total of €4.75 million ($6.3 million at December 31, 2012) in regulatory and sales milestone payments and payments for certain regulatory filing costs. Additionally, we are entitled to receive escalating tiered double-digit royalties on Bracco’s sales of Vitaros® in Italy.

ii) Germany

In February 2012, we signed an exclusive license and collaboration agreement with Sandoz to market Vitaros® in Germany for the treatment of ED. Pursuant to the collaboration, we received $0.8 million in February 2012 as an up-front payment and are eligible to receive up to an additional €22.0 million ($29.1 million at December 31, 2012) in regulatory and commercial milestone payments, as well as double-digit royalties on net sales of the drug by Sandoz in Germany.

iii) Switzerland

In July 2011, we filed a marketing application in Switzerland for Vitaros® as a treatment for patients with ED. The application was filed with Swissmedic, the Swiss Agency for Therapeutic Products, with the expectation that an approval in Switzerland may be relied upon by the regulatory authorities in numerous European countries that are not members of the European Union, as well as by many other countries worldwide. We expect an approval decision by the second half of 2013.

iv) The United Kingdom

In September 2012, we signed an exclusive license and collaboration agreement with Takeda in the United Kingdom for Vitaros® for ED. Under the terms of the licensing agreement, Takeda has been granted exclusive rights in the United Kingdom to commercialize and market Vitaros® for ED. We received $1.0 million in 2012 as an up-front payment and have the right to receive up to a total of €34.65 million ($45.8 million at December 31, 2012) in regulatory and sales milestone payments and payments for certain regulatory filing costs. Additionally, we are entitled to receive double-digit royalties on Takeda’s sales of Vitaros ® in the United Kingdom.

d) The Middle East

i) Gulf States and Certain Middle Eastern Countries

In January 2011, we entered into a license agreement with Elis Pharmaceuticals Limited. (“Elis”), granting Elis the exclusive rights to commercialize Vitaros® for ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the license agreement, we received an upfront license fee of $0.1 million and we are entitled to receive milestone payments of up to $2.1 million over the term of the license agreement. The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®. Additionally, we are entitled to receive escalating tiered double-digit royalties on Elis’ sales of Vitaros® in the Elis Territory. Elis is responsible for the registration process in its territories. Based on the registration process, we currently expect approval in the first country in the Elis Territory in 2014.

ii) Israel and Palestinian Territories

In February 2011, we entered into a license agreement with Neopharm Scientific Limited (“Neopharm”), granting Neopharm the exclusive rights to commercialize Vitaros® in Israel and the Palestinian Territories (the “Neopharm Territory”) for ED. Under the license agreement, we received an upfront license fee of $0.1 million and we are entitled to receive milestone payments of up to $4.35 million over the term of the license agreement. The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®. Additionally, we are entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory. Neopharm is responsible for the registration process in its territories. Based on the registration process, we currently expect approval in the Neopharm Territory in 2014.

e) Asia

We are seeking commercial partners in Asia for Vitaros® following regaining the full rights to this drug in December 2011 in that territory for $0.5 million , plus future milestone payments and royalties.

f) Australia and New Zealand

In June 2009, we entered into an exclusive license agreement with Global Harvest pursuant to which Global Harvest will market Vitaros® in Australia and New Zealand. We will receive a royalty payment on Global Harvest’s net sales of the product in those countries. Global Harvest is obligated to file for approval within twenty-four months of any European or U.S. approval of Vitaros® for ED.

g) Latin America

We engaged Quintiles Latin America, Inc., a leading international regulatory consultancy, to prepare regulatory filings for Vitaros® for marketing approval in the following Latin American countries: Mexico, Brazil, Argentina, Colombia, Chile and Peru. We will move forward with the filings in these countries depending on the needs and expectations of our future development partners for each of the regions.

2. Femprox® for Female Sexual Arousal Disorder

Our other NexACT® product candidate in the sexual health field is Femprox®, which is an alprostadil-based cream product candidate intended for the treatment of female sexual arousal disorder or “FSAD”. FSAD is a persistent or recurring inability for some women to attain or maintain sufficient sexual excitement. The lack of sufficient sexual excitement is experienced as the lack of subjective excitement or lack of genital lubrication and swelling or other somatic responses. This disorder is often related to a medical/physiologic problem such as reduced genital blood flow and not psychological/hormonal as in other types of Female Sexual Dysfunction (“FSD”).

We believe that Femprox® could be the first-in-class on-demand treatment for FSAD and has the potential to be the first marketed drug for FSAD which we estimate has a potential global market in excess of $4.0 billion. To the Company’s knowledge, there are no other FDA-approved treatments available for FSAD at this time.

Femprox® utilizes alprostadil, which induces vasodilation by means of a direct effect on vascular smooth muscle resulting in clitoral enlargement. NexACT®, as a patented proprietary permeation enhancer, opens the cellular tight junction, allowing drugs to permeate through epidermal barriers, enabling rapid absorption of high concentrations of alprostadil cream directly to the target site. The premeasured unit dose for Femprox® is 225 mcg of cream containing 0.4% alprostadil (900 mcg) and 0.5% DDAIP.HCL (NexACT®). The Femprox® cream will be contained in our proprietary dispenser and for easy application to the clitoris and distal anterior vaginal wall. Femprox® produces a vasodilating effect on the clitoris and vaginal epithelium and an increase in lubrication and sexual arousal.

We have completed seven clinical studies to date on Femprox®. Over 100 women were exposed to Femprox® in Phase I clinical trials including a hemodynamic assessment. In Phase II and III studies, approximately 350 FSAD patients were treated with various dosages of Femprox® to evaluate safety and efficacy.

In the Phase III study conducted in 2005, we initiated clinical trials at four main research hospitals in China on approximately 400 patients where the cost for conducting clinical studies was significantly lower than in the U.S. The results of the Phase III study was that Femprox® met all primary and secondary endpoints and resulted in statistically significant and clinically relevant responses compared to the placebo group. In addition, the Phase III study showed a favorable safety and tolerability profile with only five patients (1.2%) withdrawing from the study because of local adverse events. No drug related adverse events were reported in that study.

We are currently developing a regulatory and clinical development plan to recommence clinical development of Femprox® in the United States. The plan will then be discussed with regulatory authorities in the primary anticipated markets for Femprox®, which are the U.S., Canada, Europe and South America. Once we finalize this plan, we will actively seek a worldwide pharmaceutical partner or partners for Femprox®. We may also consider moving forward with a clinical trial funded partially or entirely by the Company.

B. Clinical Stage and Pre-Clinical Products in our Pipeline

We also have a number of other product candidates based on our NexACT® drug delivery system. These product candidates include MycoVa™ for nail fungus and RayVa™ for Raynaud’s Syndrome.

1. MycoVa™ for Anti-Fungal Treatment

MycoVa™ is our proprietary topical nail composition in development for the treatment of onychomycosis (nail fungal infection).

a) Clinical Development

We had previously licensed the MycoVa™ rights to Novartis International Pharmaceutical Ltd. (“Novartis”).

In July 2008, Novartis completed two Phase III clinical trials for MycoVa™. These parallel studies were designed to assess the efficacy, safety and tolerability of MycoVa™ in patients with mild to moderate toenail onychomycosis. Approximately 1,000 patients completed testing in the two studies, which took place in the U.S., Europe, Canada and Iceland. In August 2008, we announced that based on First Interpretable Results of these two Phase III studies, Novartis had decided not to submit an NDA for the approval of MycoVa™.

In July 2009, Novartis completed final analysis of the comparator study, and in July 2009, we announced the mutual decision reached with Novartis to terminate the licensing agreement. In accordance with the terms of the termination agreement, Novartis has provided us with all of the requested reports to date for the three Phase III studies that they conducted for MycoVa™.

Pursuant to the termination agreement, we received all worldwide rights back to MycoVa™ and agreed that we will pay to Novartis 15% of any upfront and/or milestone payments that we receive from any future third party licensee of MycoVa™, as well as a royalty fee ranging from 2.8% to 6.5% of annual net sales of products developed from MycoVa™, with such royalty fee varying based on volume of such annual net sales. In the event that the Company, or a substantial part of our assets, is sold, we will pay to Novartis 15% of any upfront and/or milestone payments received by us or our successor relating to MycoVa™, as well as a royalty fee ranging from 3% to 6.5% of annual net sales of MycoVa™, with such royalty fee varying based on volume of such annual net sales. If the acquirer makes no upfront or milestone payments, the royalty fees payable to Novartis will range from 4% to 6.5% of annual net sales of MycoVa™.

We have completed our analysis of the comparator trial conducted by Novartis as a non-inferiority trial. We believe that the additional analysis has indicated that MycoVa™ has successfully demonstrated ‘non-inferiority’ for the treatment of onychomycosis compared to the current standard of care in Europe for topical therapy, Loceryl®. In the study, 1,029 patients with mild to moderate nail fungus were given either MycoVa™ (a topical 10% terbinafine hydrogen chloride formulation) or Loceryl® (5% amorolfine nail lacquer) for 48 weeks of treatment. The primary objective endpoint was a complete cure. The secondary endpoints were killing the fungus and improving the appearance of the nail. The reanalysis of the results showed no significant difference in either the primary or secondary endpoints between MycoVa™ and Loceryl®, which is a registered trademark of Galderma.

Based on this data and based on the feedback from regulatory agencies, we believe additional clinical trials would likely be necessary for FDA approval in the US. However, Health Canada has indicated that we would be allowed to file directly for approval based on the secondary endpoints, although they gave no indication on the likelihood of approval. We intend to request guidance from the European health agencies as to whether the superiority trial against Loceryl® can instead be submitted as a non-inferiority trial. If we receive positive feedback from the European health agencies, we may expend additional resources to seek approval of MycoVaTM in high-value European territories.

b) Current MycoVa™ Collaborations

i) Canada

In January 2012, we announced the signing of an exclusive license agreement with Stellar Pharmaceuticals, Inc. to sell MycoVa™ in Canada for the treatment of onychomycosis, subject to receipt of Canadian regulatory approval for such product. The exclusive license agreement provides for up to CAD $8.0 million (USD $8.0 million at December 31, 2012) in payments, regulatory approval milestones, sales achievement milestones and double-digit royalty payments on sales of the product, if approved.

ii) Gulf States and Certain Middle Eastern Countries

In January 2012, we announced the signing of an exclusive license agreement with Elis Pharmaceuticals Limited (“Elis”) to sell MycoVa™ for the treatment of onychomycosis in the Gulf countries and certain countries in the Middle East for the treatment of onychomycosis. Under the terms of the agreement, Elis has exclusive rights in part of the Middle East, including Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen, and in the Gulf Countries (United Arab Emirates, Oman, Bahrain, Qatar), excluding Israel, to commercialize and market MycoVa™. We have the right to receive up to $2.1 million in payments for regulatory and sales milestones. Further, we will receive tiered double-digit royalties based on Elis’ sales of the product, if approved.

2. RayVa™ for Raynaud’s Syndrome

In May 2010, we announced that we obtained an IND number for RayVa™, our topical alprostadil-based treatment for Raynaud’s Syndrome, which refers to a disorder in which the fingers or toes (digits) suddenly experience decreased blood circulation, and is characterized by color changes of the skin of the digits upon exposure to cold or emotional stress. Given the disease characteristics, Raynaud’s Syndrome is an appealing product opportunity for us and one that we believe can benefit strongly from ingredient similar formulation as Vitaros® in different concentrations. We believe that RayVa™ may represent a meaningful opportunity in the future and will likely put development resources behind the product if Vitaros® is approved in Europe.

Other Services

On February 22, 2012, we entered into an Alprostadil Cream and Placebo Clinical Supply Agreement, as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”) to supply them with certain quantities of Vitaros®. Pursuant to the agreement, we recognized approximately $0.5 million of revenue in 2012 and expect to recognize an additional aggregate amount of $0.7 million during the 2013 and 2014 fiscal years related to this agreement. There is no assurance that Warner Chilcott UK will continue to require our services for the manufacturing or development of the product.

BQ Kits Business

The Company has a small division of research-use-only Elisa Kits and Rapid Tests across a range of targets, including sexual health. The business has had consistent sales during the past five years and is unlikely to grow meaningfully in the future. Annual product revenues from the sale of diagnostic kits were approximately $0.5 million for 2012 and 2011.

Patent Portfolio

We currently own approximately 142 issued patents and 186 patent applications, including seven allowed patent applications, on our NexACT ® technology, our acquired products and on our other products and technologies throughout the world and 28 patents and patent applications that we have exclusively licensed from third parties. Patents covering Vitaros®, for ED, have been issued in Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, India, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Turkey, Taiwan, and the United States. We have licensed our patent rights to Vitaros® to commercial partners in a number of these countries and are actively seeking commercial partners in other jurisdictions.

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

The following table identifies the ten main U.S. patents issued for NexACT® technology and/or our NexACT ® -based products under development as of March 1, 2013, and the estimated year of expiration for each U.S. patent:

Patent Name	Estimated Year of Expiration
Topical Compositions for Prostaglandin E.sub.1 Delivery (DDAIP and Vitaros®)	2017
Topical Compositions for NSAI Drug Delivery (Pain Relief) (exclusively licensed to a third party)	2017
Topical Compositions Containing Prostaglandin E1 (Vitaros®)	2020
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction (Femprox®)	2018
Medicament Dispenser (AccuDose®)	2019
Crystalline Salts of Dodecyl 2-(N, N-Dimethylamino)-Propionate * (DDAIP HCI)	2019
Compositions and Methods for Amelioration of Human Female Sexual Dysfunction (Femprox®)	2022
Topical Stabilized Prostaglandin E Compound Dosage Forms (Room Temperature DDAIP Formulations and Vitaros® )	2023
Antifungal Nail Coat and Method of Use (MycoVa™)	2024
Stabilized Prostaglandin E Composition (Room Temperature DDAIP Formulations and Vitaros®)	2026

*	Composition of matter patent on our NexACT® technology

The following table identifies the five pending U.S. patent applications for NexACT® technology and/or our NexACT® -based products under development as of March 1, 2013, and the estimated year of expiration if granted for each U.S. patent application:

Patent Application Name	Estimated Year of Expiration if Granted
Compositions and Methods for Treatment of Premature Ejaculation (Vitaros®)	2024
Antifungal Nail Coat and Method of Use (MycoVa™)	2028
Active Enantiomer of Dodecyl 2-(N,N-Dimethylamino)-Propionate (DDAIP) (PCT)	2031
Methods and Compositions for Treating Raynaud’s Disease (RayVa™) (pending as provisional)	2031
Reconstitution Device* (Dispenser for Vitaros® and Femprox®)	2032

*	PTC application with U.S. national stage utility application to be filed

We also hold several patents and pending applications related to the oncology supportive care business. We hold granted patents and pending applications covering Totect® in the U.S., Canada, Mexico, and Brazil, the first of which has an estimated year of expiration of 2020. We hold an EPO patent covering Nitromist™ and further applications covering the same in Europe, Japan and Hong Kong, the first of which has an estimated year of expiration of 2017. These patents are part of the business that is being offered for sale at December 31, 2012.

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

Competition

Vitaros® —Topical Alprostadil for Treatment of Erectile Dysfunction.

There is competition and financial incentive to develop, market and sell drugs for the treatment of ED. Leading drugs approved for ED indications are PDE5 inhibitors which target the vascular system, such as sildenafil (sold by Pfizer under the trade name Viagra®), vardenafil (sold by GlaxoSmith Kline under the trade name Levitra®) and tadalafil (sold by Lilly under the trade name Cialis®). In addition, we are aware of other PDE5 inhibitors under development. As patents for the three major PDE5 inhibitors, sildenafil citrate, tadalafil and vardenafil, expire beginning in 2017, we anticipate that generic PDE5 inhibitors will enter the market. Generic PDE5 inhibitors would likely be sold at lower prices than their brand equivalents. Other drugs approved for ED indications include alprostadil for injection (sold by Pfizer under the trade name Caverject Impulse® among others), which is injected directly into the penis, and alprostadil in urethral suppository format (sold by Meda under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications, including at least one company developing a new drug for treatment of ED not sufficiently responsive to PDE5 inhibitors, some of which are in clinical trials in the United States and elsewhere. We are not aware of any company actively developing a topical alprostadil drug for ED.

Femprox® —Topical Alprostadil for Treatment of Female Sexual Arousal Disorder.

There is competition and financial incentive to develop, market and sell drugs for the treatment of FSAD, and the larger category of FSD, for which there is no approved drug in the United States. We are aware of one drug utilizing a testosterone transdermal patch which completed two Phase III efficacy trials for treatment of FSD in surgically post-menopausal women, but which did not show statistical separation from placebo in those trials. The company developing this drug has announced plans to initiate new Phase III efficacy trials. We are also aware of a non-hormone oral drug, flibanserin, investigated for treatment of premenopausal women with hypoactive sexual desire disorder. Development of this drug was terminated following failure of the FDA to approve the drug for marketing. However, this drug has been licensed to a third party, which we believe intends to seek FDA approval. A number of hormonal therapies have been commercialized for other indications, including progestin, androgen and localized estrogen therapies, but none have been approved by the FDA for FSAD or FSD indications. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a topical alprostadil drug for FSD.

Trademark Portfolio

We currently own an approximate total of 72 registered trademarks as well as 38 pending trademark applications and 11 allowed pending trademark applications worldwide. We own registered trademarks for Vitaros®, Femprox® and NexACT® in certain countries and territories throughout the world.

As to oncology supportive care business, we own a registered trademark for Totect® in the United States as well as a pending application for the same in Canada and a pending application for Nitromist™ in the European Community. We also own pending national trademark applications for Finesco SAS and Scomedica in France as well as a pending European Community application for Scomedica.

While we have obtained registered trademarks, have trademark applications pending and may have common law trademark rights where applicable, the extent of effective trademark protection in the U.S. and other countries is highly uncertain. Trademarks we currently own or may obtain might not be sufficiently broad to protect us against competitors. Any of our trademarks could be invalidated or circumvented.

While we believe that our trademarks would prevail in any potential litigation, competitors could determine to commence a lawsuit against us and may even prevail in any such lawsuit. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

Segment and Geographic Area Information

During the 2012 fiscal year, the Company operated in three active business segments: (i) developing and commercializing pharmaceutical products, including those with its NexACT® platform (ii) sales of diagnostic products, and (iii) and contract sales. See Note 14 in the Notes to the Consolidated Financial statements for additional information about segments.

Executive Officers of the Registrant

Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” This information is incorporated by reference into Part I of this report.

Employees

As of March 18, 2013, we have 24 and 90 full time employees in the United States and France, respectively. We also rely on a number of consultants. We have ceased funding Finesco and expect that to result in the discontinuance of those businesses and therefore going forward the number of full time employees will only be those in the United States. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, and we have an Internet website address at http://www.apricusbio.com . We make available free of charge on our Internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as well as our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO THE COMPANY

We may continue to require external financing to fund our operations, which may not be available.

We expect to require external financing to fund our long-term operations. As of December 31, 2012, we had cash and cash equivalents of approximately $15.1 million. Subsequently, we completed the sale of our New Jersey facility resulting in net proceeds of approximately $3.6 million. As a result, we believe we have sufficient cash reserves to fund our on-going operations for the next twelve months, however, we expect to continue to have net cash outflows from operations in 2013 as we execute our market approval and commercialization plan for Vitaros® , develop and implement a regulatory and clinical trial program for Femprox® for FSAD and further develop our pipeline product. While we have historically generated modest revenues from our operations, we do not believe that revenues will be sufficient for the foreseeable future to fund our long-term ongoing operations, including the development of our product candidates and general operating expenses, including legal, audit and public company listing fees. Given our current lack of profitability, we may not be able to fully execute all the elements of our strategic plan, including seeking market approval and commercializing Vitaros® and developing and implementing a regulatory and clinical trial program for Femprox®. If we are unable to accomplish these objectives, our business prospects would be diminished and we will likely be unable to achieve profitability.

In the first part of 2013, we expect that the French contract services operation will have significantly lower revenues than in prior periods as it experienced a loss of certain key contract agreements for detailing services. Recent changes in French pharmaceutical regulations and recently enacted laws intended to promote generic versions of drugs to reduce costs associated with prescription drugs and have had the effect of decreasing sales of drugs that Scomedica has historically promoted for its large pharmaceutical company customers. These events have led the Company to cease financing its French operations.

We will continue to incur operating losses.

We have not marketed or generated significant product sales revenues or royalty revenues in the U.S. or foreign countries from our products or product candidates, we have never been profitable and we have incurred an accumulated deficit of approximately $251.1 million from our inception through December 31, 2012. Our ability to generate revenues and to achieve profitability and positive cash flow will depend on the successful licensing and commercialization of our NexACT ® product candidates currently approved or in human clinical trials and those earlier stage products and technology under development.

Our ability to become profitable will depend, among other things, on our (1) successful commercialization of Vitaros® in major markets outside the United States in order to generate license fees, milestones and royalty revenues, and (2) successful development, regulatory approval and licensing, manufacturing, distributing and marketing of our proposed NexACT® product candidates including Femprox®. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.

Our financial prospects depend in part on the approval of Vitaros® in Europe and other countries. If Vitaros® is not approved, or if it is approved with a less favorable marketing label, our financial results would be negatively impacted.

We have licensed rights to Vitaros® in a number of countries, although Vitaros® is only approved for commercialization in Canada. If Vitaros® is not approved in Europe or other countries where we have licensed out our commercial rights, or if Vitaros® is approved with a commercial label that is less favorable than expected (e.g., a shorter than expected shelf life), then we will be unable to recognize the revenue under certain of our license agreements and may be required to expend additional sums to address any concerns that may be raised by the reviewing agency. There can be no assurance that we will be successful in obtaining these regulatory approvals on the time frames that we anticipate, or at all.

Similarly, our financial results would be negatively affected if we are unable to successfully develop and obtain approval for our second-generation Vitaros® product. The failure to successfully develop a room-temperature formulation of Vitaros® would likely significantly impact the commercial potential of the product and our ability to attract additional licensing partners.

In markets where Vitaros® may be approved, we will depend on marketing partners in those countries to successfully commercialize Vitaros®.

Even though we have obtained regulatory approval of Vitaros® in Canada and filed to obtain approval for Vitaros® in numerous foreign countries, we do not expect to have any Vitaros® sales and marketing sales infrastructure beginning in 2013. Accordingly, our operating results and long-term success will depend, among other things, on our ability to establish successful arrangements with domestic and additional international distributors and marketing partners. Consummation of Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. Where we have been successful in entering into these third party arrangements, our revenues from Vitaros® sales will be lower than if we commercialized directly, as we will be required to share the revenues with our licensing, commercialization and development partners. If our launches are unsuccessful or we are unable to launch the drug, in certain countries, we may realize little or no revenue from sales in such markets where it is or may be approved.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully operate our business.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. In November 2012, our then President and Chief Executive Officer, resigned from the Company and we have yet to find a permanent replacement. Although we have employment agreements with two of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from successfully operating our business. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located. We may need to hire additional personnel as we expand our commercial activities. We may not be able to attract and retain qualified personnel on acceptable terms.

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, also depends on our ability to subcontract and retain scientific staff with the skills necessary to keep pace with continuing changes in drug development technologies.

Pre-clinical and clinical trials are inherently unpredictable. If we or our partners do not successfully conduct the clinical trials or gain regulatory approval, we or our partners may be unable to market our product candidates.

Through pre-clinical studies and clinical trials, our product candidates such as Femprox® must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for, prediction of results in later-stage testing. Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states. Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies. Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. Commercial sales in any territory cannot begin until approval is received from the applicable foreign regulatory authorities, including the FDA in the U.S. To date, Vitaros® has only been approved for commercialization in Canada and the failure of the FDA or a foreign regulatory agency, such as Europe or Switzerland, among others, to approve Vitaros® or any of our other product candidates such as Femprox®, MycoVa™ or RayVa™ for commercial sales could have a material adverse effect on our prospects. We have sold all rights to Vitaros® for ED to Warner Chilcott for sales into the U.S. Warner Chilcott has not been successful in obtaining approval for Vitaros® in the U.S. and any inability to have the drug approved by the FDA for ED could have a negative effect on our prospects and the Company’s stock price.

Patents and intellectual property rights are important to us but could be challenged.

Proprietary protection for our pharmaceutical products and products under development is of material importance to our business in the U.S. and most other countries. We have sought and will continue to seek proprietary protection for our product candidates to an attempt to prevent others from commercializing equivalent products in substantially less time and at substantially lower expense. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets and (4) operate without infringing upon the proprietary rights of others. In addition, we have agreed to indemnify our partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forego revenue if it is necessary for our partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us.

While we have obtained patents and have many patent applications pending, the extent of effective patent protection in the U.S. and other countries is highly uncertain and involves complex legal and factual questions. No consistent policy addresses the breadth of claims allowed in, or the degree of protection afforded under, patents of medical and pharmaceutical companies. Patents we currently own or may obtain might not be sufficiently broad enough to protect us against competitors with similar technology. Any of our patents could be invalidated or circumvented.

While we believe that our patents would prevail in any potential litigation, the holders of competing patents could determine to commence a lawsuit against us and even prevail in any such lawsuit. We have also sold certain patents in transactions where we have licensed out rights to our drug candidates. In certain of these transactions, we have agreed to indemnify the purchaser from third party patent claims, which could expose us to potentially significant damages for patents that we no longer own. Any litigation could result in substantial cost to us and would divert management’s attention, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

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

We do not manufacture any of our NexACT® products, or any of our other products. As such, we are dependent on third party manufacturers for the supply of these products. These third party manufacturers are often subject to Good Manufacturing Practices, or cGMP, FDA and other regulatory regulations and review, and are also subject to other timelines that could cause such manufacturers to fail to produce products on time and in sufficient quantities.

We face a high degree of competition.

We are engaged in a highly competitive industry. We and our licensees compete against many companies and research institutions that research, develop and market products in areas similar to those in which we operate. For example, Viagra®(Pfizer), Cialis®(Lilly), Levitra®(Glaxo Smith Kline) are currently approved for treatment of ED and are marketed by companies that are significantly larger than we are.

Our competitors may have specific expertise and development technologies that are better than ours and many of these companies, which include large pharmaceutical companies, either alone or together with their research partners, have substantially greater financial resources, larger research and development capabilities and substantially greater experience than we do. Accordingly, our competitors may successfully develop competing products. We are also competing with other companies and their products with respect to manufacturing efficiencies and marketing capabilities, areas where we have limited or no direct experience.

A number of other companies have attempted to gain approval in the U.S. and foreign countries for products similar to Femprox® for indications similar to Female Sexual Arousal Disorder and have not been successful.

There have been numerous other companies that have tried to gain regulatory approval for a product in the U.S. or in any other country to treat Female Sexual Arousal Disorder (“FSAD”). To date, to the Company’s knowledge, no such products have been approved by the FDA or any other regulatory agency and no products are currently on the market for this disorder. A number of companies such as BioSante for its drug LibiGel®, Proctor & Gamble for its drug Intrinsa® and Boehringer Ingelheim for its drug Girosa® have invested substantial resources in pre-clinical and clinical development on such products and have failed to have them approved by the FDA or any other regulatory agency. There is no guarantee that the Company’s product candidate, Femprox®, will be approved by the FDA or any other regulatory agency or that we will realize any revenues from sales of or for the partnering agreements for Femprox®.

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

Our recent acquisitions involve numerous risks, including the risks that we may be unable to integrate the acquired businesses successfully and that we may assume liabilities that could adversely affect us.

Acquisitions involve numerous risks, including operational risks associated with the integration of acquired businesses. These risks include, but are not limited to:

•	difficulties in achieving identified financial revenue synergies, growth opportunities, operating synergies and cost savings;

•	difficulties in assimilating the personnel, operations and products of an acquired company, and the potential loss of key employees;

•	difficulties in consolidating information technology platforms, business applications and corporate infrastructure;

•	difficulties in integrating our corporate culture with local customs and cultures;

•	possible overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses;

•	our inability to achieve expected revenues and gross margins for any products we may acquire;

•	the diversion of management’s attention from other business concerns;

•

risks and challenges of entering or operating in markets in which we have limited or no prior experience, including the unanticipated effects of export controls, exchange rate fluctuations, foreign legal and regulatory requirements, and foreign political and economic conditions; and

•	difficulties in reorganizing, winding-down or liquidating operations if not successful

In addition, foreign acquisitions involve numerous risks, including those related to changes in local laws and the absence of policies and procedures sufficient to assure compliance by a foreign entity with U.S. regulatory and legal requirements. For example, we recorded an impairment charge of approximately $8.3 million in fiscal 2012 relating to our Scomedica subsidiary in France. This charge was incurred as a result of our decision to cease funding the subsidiary after changes in French law significantly diminished the commercial prospects of the subsidiary. Similar changes in local laws or changes in business conditions could negatively affect the value of recent or future acquisitions.

We incur significant transaction costs associated with our acquisitions, including substantial fees for investment bankers, attorneys, and accountants. Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. We also cannot assure you that we will achieve any cost savings or synergies relating to recent or future acquisitions. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations.

The financial statements of the companies we have acquired or may acquire in the future are prepared by management of such companies and are not independently verified by our management. In addition, any pro forma financial statements prepared by us to give effect to such acquisitions may not accurately reflect the results of operations of such companies that would have been achieved had the acquisition of such entities been completed at the beginning of the applicable periods. Finally, we cannot assure you that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

We are undertaking cost-reduction initiatives, seeking a buyer for Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), and ceasing to fund Finesco SAS, Scomedica and NexMed Pharma (“Finesco” or our “French Subsidiaries”) which may not result in the cost savings or more efficient operations we anticipate.

As previously announced, we made the strategic decision in December 2012 to focus on our core product candidates associated with sexual health and the underlying NexACT® technology. As a result, we chose to divest our United States based oncology supportive care business and have implemented cost cutting measures and have incurred significant asset impairment charges related to that business.

Additionally, we announced in March 2013 that we would cease funding our French Subsidiaries, which could result in the dissolution of these entities where we will receive little or no return on our investment. We may undertake further restructuring initiatives in the future as we realign our business to focus on assets with potential for the greatest return, such as Vitaros® for ED and Femprox® for FSAD. These efforts may not result in the cost savings that we anticipate and may preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our long-term prospects.

In particular, the Company is seeking a buyer for the products associated with Apricus Pharmaceuticals, a wholly-owned subsidiary of the Company focused on commercializing oncology supportive care products or its assets. The pursuit of a sale of Apricus Pharmaceuticals or its assets may disrupt operations and distract management, which could result in the loss of actual or potential customers, employees or business partners. In addition, we cannot provide assurance that we will be able to identify suitable third parties for such sale. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may by incurred whether or not a transaction is consummated. As a result, pursuit and consummation of a sale of Apricus Pharmaceuticals or its assets may not lead to increased stockholder value.

These restructuring plans may subject the Company to litigation risks and expenses. If the Company is unable to realize the benefits of these restructuring activities or appropriately structure our business to meet market conditions, the restructuring activities could have a material adverse effect on the Company’s financial condition.

We may be subject to potential product liability and other claims, creating risks and expense.

We are also exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. We have liability insurance to cover claims related to our products and product candidates that may have arisen from clinical trials that had taken place in prior years, with coverage on average of $10.0 million for any one claim and coverage of $10.0 million in total. We currently maintain product liability insurance for Vitaros®, our product that is approved in Canada for ED. We also have plans to acquire liability insurance in any countries where we receive approval for Vitaros® from the appropriate regulatory authorities therein. We may need to acquire such insurance coverage prior to the commercial introduction of our product candidates in other countries. If we obtain such coverage, we have no guarantee that the coverage limits of such insurance policies will be adequate. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.

Our realization of future earn-out income over the next ten years from the sale of our Bio-Quant subsidiary to BioTox Sciences (“BioTox”) may be adversely effected by the ability of BioTox to realize revenue and cash flows from the operation of the joint companies as well as other internal and external factors that could affect the success of this contract research organization (“CRO”).

As part of our sale of our wholly-owned subsidiary, Bio-Quant, Inc., to BioTox, we were paid approximately $0.5 million as an up-front payment, and we are to be paid the higher of $0.5 million per year or a double digit royalty payment per year over the next nine year period for a total of minimum future payments of $4.5 million. $0.3 million in earn-out payments were received in 2012. The annual payments are secured by a first priority secured lien on the assets of Bio-Quant as well as the assets of BioTox for a certain period of time after the closing date of the transaction.

We may not realize the maximum potential payment, or even the minimum guaranteed payment, based on either internal or external factors relating to the operation of Bio-Quant by BioTox and various other domestic and international factors that may affect the CRO business in general. In addition, the success of Bio-Quant may be affected by changes that are occurring in the CRO business in general in the United States, namely the competition from lower cost CROs in China, India and other countries. We have established a full reserve against the amount receivable for BioTox.

From time to time, we will be evaluating, and potentially closing transactions to acquire or merge with companies that have complementary products or technology.

We look from time to time to acquire companies that have complementary products or technologies. In addition, we will evaluate certain opportunities to in-license or out-license or partner our products or technology with third parties as these opportunities may arise.

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

We believe that, given the right business opportunities, we may expand our operations rapidly and significantly. If rapid growth were to occur, it could place a significant strain on our management, operational and financial resources. To manage any significant growth of our operations, we will be required to undertake the following successfully:

•

We are in the process of improving our financial systems and controls to support our expected growth and any inability to implement the new controls on a timely basis or as anticipated could adversely impact our ability to grow our business. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our relationships with customers and harm our reputation and brand; and

•

We will need to attract and retain qualified personnel, and any failure to do so may impair our ability to offer new products, successfully commercialize our existing products or grow our business. Our success will depend on our ability to attract, retain and motivate managerial, technical, sales, marketing and administrative personnel. Competition for such employees is intense and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

If we are unable to hire, train, retain or manage the necessary personnel, we may be unable to successfully introduce new products or otherwise implement our business strategy. If we are unable to manage growth effectively, our business results of operations and financial condition could be materially adversely affected.

Our business and operations would be adversely impacted in the event of a failure or security breach of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems may be vulnerable to damages from computer viruses, natural disasters, unauthorized access, and other similar disruptions. Our business is also potentially vulnerable to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

In addition, implementation of new software programs, including the implementation of an enterprise resource planning program that we intend to install during fiscal 2013 may have adverse impact on us, including interruption of operations, loss of data, budget overruns and the consumption of management time and resources.

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

INDUSTRY RISKS

Instability and volatility in the financial markets in the global economy are likely to have a negative impact on our ability to raise necessary funds.

During the past several years, there has been substantial volatility in financial markets due in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. These conditions are likely to have an adverse effect on our industry, licensing partners and business, including our financial condition, results of operations and cash flows.

We expect to need to raise capital through equity sales and/or incur indebtedness, if available, to finance operations. However, continued volatility in the capital markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through sales of capital stock or through borrowings, in the public or private markets on terms that we believe to be reasonable, if at all.

Changes in trends in the pharmaceutical and biotechnology industries, including difficult market conditions, could adversely affect our operating results.

Industry trends and economic and political factors that affect pharmaceutical, biotechnology and medical device companies also affect our business. In the past, mergers, product withdrawal, liability lawsuits and other factors in the pharmaceutical industry have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments, including the French government, have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

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

The studies involved in the approval process are conducted in three phases. In Phase I studies, researchers assess safety or the most common acute adverse effects of a drug and examine the size of doses that patients can take safely without a high incidence of side effects. Generally, twenty to 100 healthy volunteers or patients are studied in the Phase I study for a period of several months. In Phase II studies, researchers determine the drug’s efficacy with short-term safety by administering the drug to subjects who have the condition the drug is intended to treat, assess whether the drug favorably affects the condition and begin to identify the correct dosage level. Up to several hundred subjects may be studied in the Phase II study for approximately six to twelve months, depending on the type of product tested. In Phase III studies, researchers further assess efficacy and safety of the drug. Several hundred to thousands of patients may be studied during the Phase III studies for a period from twelve months to several years. Upon completion of Phase III studies, a New Drug Application is submitted to the FDA or foreign governmental regulatory authority for review and approval.

The failure to obtain requisite governmental approvals for our product candidates under development in a timely manner or at all would delay or preclude us and our licensees from marketing our product candidates or limit the commercial use of our product candidates, which could adversely affect our business, financial condition and results of operations.

Any failure on our part to comply with applicable regulations could result in the termination of on-going research, discovery and development activities or the disqualification of data for submission to regulatory authorities. As a result of any such failure, we could be contractually required to perform repeat services at no further cost to our clients, but at a substantial cost to us. The issuance of a notice from regulatory authorities based upon a finding of a material violation by us of applicable requirements could result in contractual liability to our clients and/or the termination of ongoing studies, which could materially and adversely affect our results of operations. Furthermore, our reputation and prospects for future work could be materially and adversely diminished.

Because we intend that our product candidates will also be sold and marketed outside the U.S., we and/or our licensees will be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. The failure to meet each foreign country’s requirements could delay the introduction of our proposed product candidates in the respective foreign country and limit our revenues from sales of our proposed product candidates in foreign markets.

Successful commercialization of our product candidates may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even if one or more products are successfully brought to market, reimbursement to consumers may not be available or sufficient to allow the realization of an appropriate return on our investment in product development or to sell our product candidates on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently adopted regulatory reforms that affect companies engaged in the healthcare industry. Pricing constraints on our product candidates in foreign markets and possibly in the U.S. could adversely affect our business and limit our revenues.

We face uncertainty related to healthcare reform, pricing and reimbursement, which could reduce our revenue.

In 2009 and 2010, the U.S. Congress adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices or our product candidates. If reimbursement for our products is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Recently, there have been efforts in the U.S. Congress to defund the health insurance program described above. As a result of the political uncertainty surrounding the implementation of the health care legislation, it is unclear as to what laws, regulations, procedures and funding will be put into place in the near future. While, we do not expect our currently contemplated product candidates for men’s and women’s sexual health will rely on insurance reimbursement, such uncertainty may impact the reimbursement for certain prescribed drugs, biopharmaceuticals, medical devices or our product candidates. As described above, if reimbursement for our approved products is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

Further, French authorities have recently enacted laws intended to promote generic versions of drugs, which is projected to reduce costs associated with prescription drugs. The new laws have resulted in decreased sales and prospects of sales of drugs that Scomedica promotes, and as a result we have ceased funding these operations.

RISKS RELATED TO OWNING OUR COMMON STOCK

We are vulnerable to volatile stock market conditions.

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have been more likely to initiate securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management

We do not expect to pay dividends on our common stock in the foreseeable future.

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

We are authorized to issue 85,000,000 shares of our capital stock, consisting of 75,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. In December 2011, we entered into an at-the-market offering facility under which we may, from time to time, sell up to $20.0 million worth of our common stock over a two-year period ($17.2 million remains available as of March 13, 2013). In light of our possible future need for additional financing, we may also issue additional shares of common stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our common stock. These issuances would dilute existing stockholders and could depress the value of our common stock.

In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, certain outstanding warrants and convertible instruments currently representing the right to acquire 1,544,402 shares of common stock provide (with certain exceptions) for an adjustment of the exercise or conversion price if we issue shares of common stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our common stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise price will be reduced and the dilution to stockholders increased.

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

We currently have a corporate office and a warehouse facility at two locations that we currently lease in San Diego, that constitute approximately 16,000 square feet of space. In addition, we lease office space in France that constitutes approximately 7,400 square feet.

In addition and through March 11, 2013, we owned a 31,800 square foot manufacturing facility in East Windsor, New Jersey which is reported as held for sale at December 31, 2012. Since February of 2010 this facility has been used by an unrelated third-party leasee for its manufacturing purposes. In March of 2013, we sold the building to an unrelated third party. The purchase price was $4.1 million before commissions and associated closing costs incurred by the Company.

ITEM 3.	LEGAL PROCEEDINGS.

We are subject to certain legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

In March 2013, we announced that we would cease funding our French subsidiaries. As a result of the decision and the inability of Finesco to obtain revenue-generating contracts there is a possibility that each of the French entities will enter bankruptcy proceedings in either a reorganization or liquidation in the French courts. It is difficult at this time to ascertain the effect of such bankruptcy on the business of the Company or the costs, if any, to the Company of such bankruptcy.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APRI.”

On March 11, 2013, the last reported sales price for our Common Stock on NASDAQ was $2.50 per share, and we had approximately 144 holders of record of our Common Stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder

The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter from January 1, 2011 to December 31, 2012.

	2012		2011
	High	Low	High	Low
First quarter	$5.66	$2.64	$5.65	$3.40
Second quarter	$3.59	$2.47	$6.10	$4.25
Third quarter	$3.48	$2.69	$5.18	$3.25
Fourth quarter	$3.29	$1.90	$5.68	$3.23

Dividends

We have never paid cash dividends on our Common Stock and do not have any plans to pay cash dividends in the foreseeable future. Our board of directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.

Unregistered sales of equity securities and use of proceeds

None.

Performance Graph

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2007 through December 31, 2012, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotech Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below as of December 31, 2012 and 2011, and for the fiscal years ended December 31, 2012, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2010, 2009 and 2008, and for the fiscal years ended December 31, 2009 and 2008, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.

Five Year Selected Financial Data

	FOR THE YEARS ENDED DECEMBER 31, (1)
	2012 (2)(3)	2011 (3)	2010	2009	2008
	(In thousands, except share and per share data)
Statements of Operations Data:
Total revenue	$8,416	$4,101	$4,973	$2,974	$5,957
Cost of product sales	324	379	386	—	—
Cost of services revenue	4,230	1,858	3,557	129	—

Gross profit	3,862	1,864	1,030	2,845	5,957
Costs and expenses
Research & development	5,375	5,821	2,110	1,883	5,410
General and administrative	15,377	11,463	10,153	4,782	5,721
Loss (recovery) on sale of Bio-Quant subsidiary	(250)	2,760	—	—	—
Impairment of goodwill and intangible assets	8,254	—	10,168	—	—

Total costs and expenses	28,756	20,044	22,431	6,665	11,131

Loss from continuing operations before other income (expense)	(24,894)	(18,180)	(21,401)	(3,820)	(5,174)
Other income (expense)	(150)	63	(8,107)	(28,661)	(935)
Income tax (expense) benefit	(516)	—	—	438	938

Loss from continuing operations	(25,560)	(18,117)	(29,508)	(32,043)	(5,171)

Loss from discontinued operations	(6,211)	—	—	—	—
Net loss	(31,771)	(18,117)	(29,508)	(32,043)	(5,171)

Comprehensive income	641	—	—	—	—
Comprehensive loss	$(31,130)	$(18,117)	$(29,508)	$(32,043)	$(5,171)

Basic and diluted loss per common share (4)
Loss from continuing operations	$(0.93)	$(0.90)	$(2.49)	$(5.43)	$(0.93)

Loss from discontinued operations	$(0.23)	$—	$—	$—	$—

Net loss	$(1.16)	$(0.90)	$(2.49)	$(5.43)	$(0.93)

Weighted average common shares outstanding used for basic and diluted loss per share (4)(5)	27,458,184	20,023,456	11,847,703	5,906,455	5,578,987

	AS OF THE YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data
Cash & cash equivalents	$15,130	$7,435	$9,146	$480	$2,863
Total assets	23,879	16,616	18,864	20,933	8,558
Long term liabilities	6,492	1,777	4,980	4,053	5,626
Accumulated deficit	(251,128)	(219,357)	(201,240)	(171,732)	(139,689)

(1)	In December 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”) for $13.7 million, which included the issuance of promissory notes for $12.1 million and 0.3 million shares of common stock valued at $1.6 million. During 2010, the Company repaid all of outstanding principal of the promissory notes through the issuance of 4.6 million shares of common stock to the note holders valued at $18.8 million. The results of Bio-Quant’s operations have been included in the Five Year Selected Financial Data from the date of acquisition through June 2011, the date that Bio-Quant was sold to a third party. Costs associated with the merger of $0.6 million were expensed during 2009. In connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9.1 million was taken in 2010 to write off the entire value of goodwill from this acquisition. During 2011 a loss on the sale of $2.8 million was recognized and during 2012 a recovery of $0.3 million of the loss was recognized for an earn-out payment received that was considered to have a fair value of zero at the time of sale.

(2)	On July 12, 2012, the Company, by way of contribution, accepted 100% percent of the outstanding common shares of Finesco, for an aggregate purchase price, net of cash paid for costs and cash acquired, of $6.7 million, and included the issuance of 2.6 million shares of common stock valued at $8.6 million. This transaction is a business acquisition under U.S. GAAP. The results of Finesco’s operations have been included in the Five Year Selected Financial Data from the date of acceptance.

The pharmaceuticals landscape has shifted dramatically in France in recent months with changes in pricing and reimbursement policy now heavily favoring generic drugs. This has resulted in a slowdown in sales for pharmaceutical companies and contract sales organizations. Specifically, Scomedica experienced a loss of certain key contract agreements related to this policy change. These combined developments have resulted in a meaningful decrease in the subsidiary’s value potential to where the Company has determined to cease funding Finesco. In the fourth quarter the Company recorded a charge in the amount of $8.3 million to record an impairment of the goodwill associated with the Finesco transaction and a related charge recorded as tax expense in the amount $1.3 million partially offset by $0.8 million in tax benefit recorded in 2012 after the acceptance of the Finesco shares to record a valuation allowance on the recoverability of the deferred tax assets acquired as part of the Finesco transaction as it is unlikely the business will ever reach profitability required to realize the deferred tax asset.

(3)

On December 29, 2011, the Company acquired TopoTarget USA, Inc., for $3.5 million, which included the issuance of 0.3 million in shares of common stock valued at $1.7 million. In February of 2012, the Company also acquired the co-promotion rights to sell Granisol® in the United States and other territories. In December 2012, the Company made the strategic decision to divest this business and is currently seeking buyers for the business or the individual assets. The net results of these operations, including impairment charges on intangible assets and goodwill are reported as discontinued operations for the year ended December 31, 2012 and the assets and liabilities are reported as discontinued operations in the consolidated balance sheet data as of December 31, 2012 and 2011.

(4)	The weighted average common shares outstanding for basic and diluted loss per share and net loss per share for 2009 and 2008 have been adjusted to reflect a 15-for-1 reverse stock split that was effected on June 21, 2010.

(5)	In February 2012, the Company sold 4.9 million units (“Units”) in a follow-on public offering of securities with each Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase .50 shares of Common Stock at a price of $5.25 per full warrant share for net proceeds of $18.4 million.

During 2012, 2011 and 2010, the Company sold an aggregate of 0.5 million, 1.5 million and 0.5 million shares of common stock under a shelf registration statement for net proceeds of $2.0 million, $6.2 million and $3.3 million, respectively.

In October 2010, the Company sold 1.7 million units (the “Units”), with each Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock for net proceeds of $8.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements

This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and Subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

General

We are a Nevada corporation and have been in existence since 1987. On September 10, 2010, the Company changed its name from “NexMed, Inc.” to “Apricus Biosciences, Inc.” We have operated in the pharmaceutical industry since 1995, initially focusing on research and development in the area of drug delivery and are now primarily focused on product development in the area of sexual health. Our proprietary drug delivery technology is called NexACT® and we have one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction, which we expect will be launched in the first half of 2013 by our partner Abbott. Also in the area of sexual health is our Femprox® product candidate for female sexual arousal disorder. Additionally the Company has MycoVa™ for onychomycosis excluding tinea pedis (nail fungal infection), and RayVa™ for Raynaud’s Syndrome as product candidates using the NexACT® permeation enhancer.

We continue to enter into and are seeking additional commercialization partnerships for our existing pipeline of products and product candidates, including Vitaros®, and Femprox® and we are enhancing our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.

Our lead product, Vitaros®, was approved for commercialization in Canada in November, 2010 and is now partnered in the United States, Canada, Germany, the United Kingdom, Italy, certain countries in the Middle East, the Gulf countries and Israel. Our near term focus for Vitaros® is to commence sales in Canada in the first half of 2013 through our commercial partner, Abbott, and to continue to generate revenue from partnerships for the product with other commercial partners. We also expect payment from certain of our partners on the approval of Vitaros® in Europe and other territories. Typically, in our partnership arrangements we receive up-front payments in exchange for license rights to our products plus sales milestones and royalties to be paid upon commercialization of the product.

We filed for marketing approval for Vitaros® in Europe in the second quarter of 2011 and we expect to receive an approval decision in Europe in the first half of 2013.

The Company operated in three segments during 2012:

•	Pharmaceuticals—designs and develops pharmaceutical products including those with its NexACT ® platform;

•	Diagnostic Sales—sells diagnostic products and, prior to June 30, 2011, provided pre-clinical CRO services through the Company’s former subsidiary, Bio-Quant; and

•	Contract Sales—provides contract sales for third party pharmaceutical companies through the Company’s subsidiary, Finesco.

As previously announced, we made the strategic decision in December 2012 to focus on our core product candidates associated with sexual health and the underlying NexACT® technology. As a result, we chose to divest our United States based oncology supportive care business which was aggregated into our Pharmaceuticals segment and is presented as a discontinued operation at December 31, 2012.

Additionally, we announced in March 2013 that we ceased funding Finesco, which could result in the dissolution of these entities, in which case we will receive little or no return on our investment. These subsidiaries are presented in the Contract Sales segment during 2012.

Liquidity, Capital Resources and Financial Condition.

We have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2012, we had an accumulated deficit of $251.1 million and our operations have principally been financed through public offerings of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners. Funds raised in 2012 from common stock transactions include approximately $18.4 million in net proceeds from our February 2012 follow-on public offering, approximately $2.0 million from the sale of common stock through our “at-the-market” stock sales facility and approximately $0.04 million from the exercise of warrants outstanding. The receipt of this cash during 2012 was offset by our cash used in operations. Our net cash outflow from operations during the year was approximately $12.3 million, which resulted from the increase in expenditures for research and development activities while we commercialize our Vitaros® product for sale in Canada and obtain market approval in other regions. In November 2012, we extended the term of our $4.0 million convertible notes payable with private investors and the notes are now due in December 2014. These recent transactions should not be considered an indication of our ability to raise additional funds in any future periods. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as our operational objectives and market conditions dictate.

Our cash and cash equivalents at December 31, 2012 were approximately $15.1 million. We expect to require external financing to fund our long-term operations. In March of 2013 we closed the sale of our New Jersey facility resulting in net proceeds of approximately $3.6 million. As a result, we believe we have sufficient cash reserves to fund our on-going operations for the next twelve months, however, we expect to continue to have net cash outflows from operations in 2013 as we execute our market approval and commercialization plan for Vitaros®, develop and implement a regulatory and clinical trial program for Femprox® for FSAD and further develop our pipeline products. We announced in March 2013 that we would cease funding Finesco. We expect our cash inflows during 2013 will be from licensing and milestone revenues received from commercial partners for our late stage product candidates and from royalty payments received from sales in Canada. We expect our most significant expenditures in 2013 will include development expenditures including continued regulatory and manufacturing activities related to Vitaros® and costs associated with the clinical development of Femprox®.

Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of our existing stockholders and may result in downward pressure on the price of our common stock.

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. One of the registration statements relates to our “at-the-market” common stock selling facility through Ascendiant Capital. This facility allows us ready access to cash through the sale of newly issued shares of our common stock. As of March 13, 2013, we have available $17.2 million under this at-the-market common stock selling facility. The Company’s at-the-market common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

Even if we are successful in obtaining additional cash resources to support further development of our products, we may still encounter additional obstacles such as our development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. If our efforts to raise additional equity or debt funds when needed are unsuccessful, we may be required to delay or scale-back our development plans, reduce costs and personnel and cease to operate as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 in the Notes to the Consolidated Financial Statements, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our judgements based on facts and circumstances available to us at the time to calculate our best estimates, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include the recognition of revenue, the assessment of recoverability of long-lived assets, which primarily impact operating expenses when we impair assets or accelerate depreciation, the assessment of contingent consideration, discontinued operations, stock-based compensation which impacts operating expenses; and income taxes, which primarily impacts our net loss. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, our actual results may differ from these estimates.

Revenue recognition: We have historically generated revenues from licensing of technology rights, product sales, performance of pre-clinical testing services, and contract sales services. Payments received under commercial arrangements such as the licensing of technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products, and payments for the sale of rights to future royalties.

License Arrangements. License arrangements may consist of non-refundable upfront license fees, regulatory and sales milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensee. These arrangements are often multiple element arrangements.

Critical Estimate: Revenue from our license arrangements is determined by assessing the deliverables in the arrangement under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment. Deliverables may include a right or license to use an asset, a performance obligation, or an obligation to deliver product and/or research services. Once we identify the deliverables under the arrangement, we determined whether or not the deliverables can be accounted for as separate units of accounting, and the appropriate method of revenue recognition for each element. Revenue is recognized upon delivery of the elements within the arrangement based upon the consideration allocated to each deliverable. The value of the license and associated upfront payments is based upon similar arrangements.

Long-lived and intangible assets: We review for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the asset. We recorded impairment charges related to our long-lived and intangible assets for the years ended December 31, 2012, 2011 and 2010 of $0.7 million, $0.0 million and $1.1 million, respectively.

Critical Estimate: We evaluated our building in East Windsor, New Jersey and management committed to a plan to sell the land, building and related equipment. These assets are categorized as assets held for sale on the balance sheet at December 31, 2012 and totaled $4.1 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair market value less costs to sell. We incurred an impairment charge of $0.5 million based upon the expected net selling price less the associated environmental remediation costs related to our building in East Windsor, New Jersey. In addition to the impairment on the assets held for sale, the building was leased to a non-related party with escalating rent over a ten year period. We record this rental income on a straight-line basis with the difference between rental income and payments received recorded as a deferred rental income asset. As a result of the sale we will not amortize the deferred rental income over the term of the lease and accordingly an impairment in the amount of $0.2 million was recorded in 2012. These impairment charges were recorded in the statement of operations and comprehensive loss in general and administrative expenses. We completed the sale of these assets in March 2013.

Critical Estimate: In December 2012, the Company made the strategic decision to divest the oncology supportive care business and is currently seeking buyers for the business or the individual assets therein. The decision to sell the business was a triggering event that required us to evaluate our assets held for sale including our intangible assets for impairment by comparing the book values of the Company’s co-promotion rights, technology licenses and trade names against their respective estimated fair value. We evaluated our oncology supportive care business with the assistance of a third party valuation firm, the estimated fair values of the Company’s co-promotion rights, technology licenses and trade names were determined using a discounted cash flows model and a market approach based on multiple offers the Company received for certain assets of the business. The discounted cash flows model requires certain assumptions and judgments including but not limited to estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. We determined that estimated future cash flows expected to result from the use of the assets used in that business and their eventual disposition are less than their carrying amount. We recorded an impairment charge of $1.8 million to write down our intangible assets to $1.9 million. This impairment charge has been recorded in discontinued operations in the consolidated statements of operations and comprehensive loss. We expect to sell these assets by the end of the second quarter of 2013. The economic terms of the sale are expected to include an up-front payment and potential earn out consideration based on the future performance by the buyer. Depending on the value of the up-front payment, we may record additional gains or losses associated with the intangible assets currently being held for sale. Any earn out consideration will be recorded as a recovery of the loss or additional gains when any contingency has lapsed. On December 31, 2010, we recorded an impairment charge of $1.1 million to write down the fair value of know-how related to Bio-Quant to $1.6 million. The 2010 impairment charge was recorded in the statement of operations and comprehensive loss in impairment of goodwill and intangible assets.

Goodwill: We review for impairment annually and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying amount may be impaired. We perform our annual impairment testing as of December 31 of each year. The first step of the impairment test requires that the Company determines the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform Step 2 of the goodwill impairment assessment. Step 2 of the assessment involves comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. We recorded impairment charges related to our goodwill for the years ended December 31, 2012, 2011 and 2010 of $9.4 million, $0.0 million and $9.1 million, respectively. $8.3 million of the impairment charge in 2012 is recorded as impairment on goodwill and intangible assets and $1.1 million is recorded in discontinued operations on the consolidated statements of operations and comprehensive loss.

Critical Estimate: Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

We made the strategic decision in March 2013, to no longer provide funding to Finesco primarily as a result of changes in reimbursement policies which now heavily favor generic drugs, which has resulted in a decrease in sales for pharmaceutical company’s and contract sales organizations. Specifically, in the last quarter in 2012, Scomedica experienced a loss or interruption in certain key contract agreements related to this policy change. These combined developments have resulted in a meaningful decrease in the subsidiary’s value potential. The Company has re-assessed the fair-value of the reporting unit as of December 31, 2012. As a result of the projected decrease in revenues the business is expected to incur substantial losses over the foreseeable future and the Company recorded a charge in the amount of $8.3 million and recognized a full impairment of the goodwill associated with the Finesco transaction.

As part of the Company’s annual impairment test at December 31, 2012 and as a result of the decision in December 2012 to sell the business, we determined the goodwill related to the acquisition of TopoTarget was fully impaired and a charge of $1.1 million was recorded to write off the carrying value of the goodwill. The Company analyzed the fair value using discounted cash flow models and comparing the results to offers made on the assets of the business. The fair value was significantly less than the carrying value and the asset failed Step 1. The Company then compared the fair value estimated in Step 1 to the fair value of the net assets less goodwill to calculate the implied value of Goodwill. The fair value of the net assets less goodwill was approximately the same as the fair value of the business. Thus the implied goodwill was determined to be $0 and the goodwill associated with the oncology supportive care business was fully impaired. Similarly, at December 31, 2010, we determined that the value of goodwill related to the acquisition of Bio-Quant was impaired and a charge of $9.1 million was recorded to write off the entire value of goodwill.

Contingent Consideration: In the preparation of our Consolidated Financial Statements, we record the fair value of future contingent payments related to our TopoTarget acquisition as a liability based on the timing and probability of success of regulatory approvals and commercial milestones being met. On a quarterly basis, we revalue these obligations and record increases or decreases in the fair value as an adjustment to discontinued operations. Changes to contingent consideration obligations can result from adjustments to discount rates and changes in our estimates of the likelihood of or timing of achieving any regulatory or commercial milestones.

Critical Estimate: Application of the present value calculation requires significant judgment to establish probability and timing of the event as well as the risk associated with each event. Changes in these estimates and assumptions could materially affect the value of the acquired company as of the purchase date. The purchase consideration for TopoTarget contains six future milestones and two possible adjustment payments. Each of the remaining contingencies at December 31, 2012 has been evaluated for the probability of achieving the milestone and the timing of the milestone. The re-evaluation resulted in a reduction of this liability due to the expected delay in the timing of meeting the expected milestones. The result is a reduction in interest expense in the amount of $0.2 million and is recorded as a gain in discontinued operations on the consolidated statements of operations and comprehensive income. Interest rates associated with the various risks have been used along with the estimated event date to calculate the present value of the consideration. The contingent commercial milestones that support the recorded liabilities are based on future events. It cannot be assured that the obligations will be liquidated with the possible sale of the business and the ultimate outcome will be dependent on the terms of any future sale and on the future events which may result.

Income Taxes: We recognize deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2012, we recorded a valuation allowance of $1.3 million to fully reserve our deferred tax asset in France. This amount was recorded in the statement of operations and comprehensive loss in tax expense.

Critical Estimate: In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have determined it is not more likely than not we will be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would immediately record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.

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

Critical Estimate: The Black-Scholes option pricing model requires us to estimate the Company’s dividend yield rate, expected volatility and risk free interest rate over the life of the option. Inaccurately estimating any one of these factors may cause the value of the option to be under or over estimated. See Note 11 in the Notes to the Consolidated Financial Statements for the current estimates used in the Black-Scholes pricing model.

Comparison of Results of Operations between the Years Ended December 31, 2012 and 2011, and December 31, 2011 and 2010

Revenues and gross profit were as follows (in thousands):

	Years Ended December 31, 2012			2012 vs 2011		2011 vs 2010
	2012	2011	2010	Increase (Decrease)	% Increase (Decrease)	Increase (Decrease)	% Increase (Decrease)
License fee revenue	$4,276	$877	$40	$3,399	388%	$837	2093%
Grant revenue	—	483	—	(483)	-100%	483	100%
Product sales	494	498	527	(4)	-1%	(29)	-6%
Contract service revenue	3,646	2,243	4,406	1,403	63%	(2,163)	-49%

Total revenue	8,416	4,101	4,973	4,315	105%	(872)	-18%
Cost of product sales	324	379	386	(55)	-15%	(7)	-2%
Cost of services revenue	4,230	1,858	3,557	2,372	128%	(1,699)	-48%

Gross profit	3,862	1,864	1,030	1,998	107%	834	81%

The table above excludes the revenues and expenses associated with the discontinued operations.

Total Revenue

The $4.3 million increase in total revenue during 2012, when compared to 2011, is primarily due to higher license fee revenue which accounted for $3.4 million of the increase, service revenue from Warner Chilcott in the amount of $0.5 million and new revenue from contract sales services related to our French subsidiaries which have been included in our statements of operations beginning July 2012, which accounted for $2.9 million of the increase. The increase in license fee revenue was primarily attributable to recognizing upfront fees during 2012 from Sandoz, Abbott and Takeda for $0.8 million, $2.5 million and $1.0 million, respectively, compared to $0.9 million that was recognized in aggregate during 2011 from Bracco, Elis and Neopharm. These increases were partially offset by $2.1 million in lower contract service revenue resulting from the sale of our subsidiary, Bio-Quant, in June 2011 and $0.5 million in lower grant revenue resulting from government grants awarded to us during 2011 under the QTDP program. We did not apply for any grants during 2012. The remaining $0.1 difference was due other insignificant sources of revenue. In March 2013 we decided to cease funding our French subsidiaries and do not expect to have significant revenues from contract services in the future. We expect any near-term revenues to be mainly derived from license fees and royalties from sales of our approved products by license partners. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.

The $0.9 million decrease in total revenue during 2011, when compared to 2010, is primarily due to the sale of our subsidiary, Bio-Quant, in June 2011 which accounted for the $2.3 million decrease in contract service revenue. This decrease was partially offset by $1.4 million in higher license fee and grant revenue related to $0.9 million that was recognized during 2011 in aggregate from Bracco, Elis and Neopharm and $0.5 million in government grants awarded to us during 2011 under the QTDP program.

Cost of Product Sales

Our cost of product sales generally includes the cost of finished goods inventory. Cost of product sales has remained consistent between 2012, 2011 and 2010.

Cost of Services Revenue

Our cost of services revenue generally includes compensation and related personnel expenses and contract services. The $2.4 million increase in cost of services revenue during 2012, when compared to 2011, is due primarily to our new contract sales services related to our French subsidiaries which have been included in our statements of operations beginning July 2012, which accounted for $3.9 million of the cost of service during 2012. In addition, we incurred approximately $0.3 million in contract service expenses related to our Warner Chilcott Service revenue. These increases were partially offset by the sale of our subsidiary, Bio-Quant, in June 2011 which accounted for a $1.8 million decrease in cost of services revenue. In March 2013 we decided to cease funding our French subsidiaries as such we do not expect to continue to have significant cost of services revenue associated with the contract sales service business.

The $1.7 million decrease in cost of services revenue during 2011, when compared to 2010, is due to the sale of our subsidiary, Bio-Quant, in June 2011.

Research and development, general and administrative, loss recovery on Bio-Quant subsidiary, impairment of goodwill and intangible assets expenses were as follows (in thousands):

	Years Ended December 31, 2012			2012 vs 2011		2011 vs 2010
	2012	2011	2010	Increase (Decrease)	Increase (Decrease)	Increase Decrease)	Increase (Decrease)
Costs and expenses
Research and development	$5,375	$5,821	$2,110	$(446)	-8%	$3,711	176%
General and administrative	15,377	11,463	10,153	3,914	34%	1,310	13%
Loss (recovery) on sale of Bio-Quant subsidiary	(250)	2,760	—	(3,010)	-109%	2,760	100%
Impairment of goodwill and intangible assets	8,254	—	10,168	8,254	100%	(10,168)	-100%

Total costs and expenses	$28,756	$20,044	$22,431	$8,712	43%	$(2,387)	-11%

The table above excludes expenses associated with discontinued operations.

Research and Development Expenses

Research and development costs are expensed as incurred and include the cost of compensation and related expenses, and expenses to third parties who conduct research and development pursuant to development and consulting agreements on our behalf.

The $0.4 million decrease in our research and development expenditures during 2012, when compared to 2011, reflects the decrease in contract research services related to transitioning the manufacturing of Vitaros® from development to commercial production.

The $3.7 million increase in our research and development expenses during 2011, when compared to 2010, reflects increased spending during 2011 for manufacturing costs related to regulatory filings in Europe for Vitaros® as a treatment for patients with ED.

We expect to see an increase in research and development spending in 2013 as we continue to support regulatory filings in Europe and Switzerland for Vitaros®, develop the next generation of Vitaros® and enter into clinical development and clinical trials for Femprox®.

General and Administrative Expenses

The $3.9 million increase in our general and administrative expenses during 2012, when compared to 2011, is due to general and administrative expenses associated with our French subsidiaries which accounted for

$1.9 million of the increase. In addition, we incurred one-time expenses related to increased legal and accounting fees of approximately $0.9 million due to projects related to the acceptance of ownership of Finesco, an impairment charge on our property held for sale of $0.5 million, a related charge of $0.2 million to impair the deferred rental income asset and an increase in compensation expense due to the recording of $0.5 million in severance expenses related to the departure of our former CEO and associated non-cash charges in the amount of $0.7 million related to the acceleration of the former CEO’s unvested options. These increases were partially offset by reductions in patent expenses of $0.2 million, license fees of $0.3 million and other general and administrative expenses decreased $0.3 million. In March 2013 we ceased funding our French subsidiaries. We anticipate that general and administrative expenses will decrease as a result of eliminating the costs associates with the French subsidiaries.

General and administrative expenses during 2011, when compared to 2010, increased $1.3 million due primarily to increased compensation expenses associated with additional personnel to support the growing organization. We also incurred higher expenses related to third party services for investor relations activities. These increases were partially offset by the sale of our subsidiary, Bio-Quant, in June 2011, which accounted for a $1.0 million decrease in expense.

Effects of Inflation

We believe the impact of inflation and changing prices on net revenues and on operations has been minimal during the past three years.

Loss (Recovery) on Sale of Bio-Quant Subsidiary

During 2012, we received $0.3 million in payments from the buyer of our former subsidiary, Bio-Quant, and recognized a recovery on the sale of that subsidiary.

During 2011, upon the sale of our subsidiary, Bio-Quant, we recognized a loss of $2.8 million in the second quarter of 2011. Due to the uncertainty associated with the contingent consideration, future minimum payments were not recognized in accounts receivable as of the sale date. The payments received in 2012 were recorded as a recovery of the loss on sale recorded in 2011, as will such future payments received.

Impairment on Goodwill and Intangible Assets

During 2012, we determined that the value of our Apricus Pharmaceuticals goodwill and the trade name for Totect®, the technology license for Totect® and the intangible asset associated with the rights to co-promote Granisol® were impaired and charges of $1.1 million and $1.8 million, respectively, were recorded to write off the entire value of goodwill and write down the intangible assets to its estimated fair value of $1.9 million. These impairments are presented in the loss from discontinued operations in consolidated statements of operations and comprehensive loss.

In addition, during 2012, we determined that the goodwill associated with Finesco was impaired due to changes in reimbursement policy in France that now heavily favors generic drugs. This resulted in Scomedica experiencing a loss and interruption in certain key contract agreements related to this policy change. Accordingly we recorded a charge of $8.3 million to write down the entire balance of goodwill at December 31, 2012. This impairment is presented in impairment of goodwill and intangible assets on the consolidated statements of operations and comprehensive loss.

During 2010, we determined that the value of our Bio-Quant goodwill and Know-How intangible asset were impaired and charges of $9.1 million and $1.1 million, respectively, were recorded to write off the entire value of goodwill and write down the Know-How asset to its estimated fair value of $1.6 million. These impairments are presented in impairment of goodwill and intangible assets on the consolidated statements of operations and comprehensive loss.

Interest Expense, net

The interest expense during 2012 and 2011 is mainly due to the interest on our $4.0 million convertible notes payable. Interest expense was $0.3 million and $0.4 million in 2012 and 2011, respectively, compared to $8.8 million during 2010. The interest expense in 2010 is mainly the result of interest expense recognized on the beneficial conversion feature of our convertible notes payable in 2010.

Segment Results

Our revenues and loss from continuing operations by segment were as follows (in thousands):

	Years Ended December 31, 2012			2012 vs 2011		2011 vs 2010
	2012	2011	2010	Increase (Decrease)	% Increase (Decrease)	Increase (Decrease)	% Increase (Decrease)
Segment revenues:
Pharmaceuticals	$4,999	$1,509	$40	$3,490	231%	$1,469	3673%
Diagnostic sales	471	2,592	4,933	(2,121)	-82%	(2,341)	-47%
Contract sales	2,946	—	—	2,946	100%	—	0%

Total revenue	$8,416	$4,101	$4,973	$4,315	105%	$(872)	-18%

Income/(Loss) from operations by segment:
Pharmaceuticals	$(14,000)	$(15,410)	$(9,820)	$1,410	-9%	$(5,590)	57%
Diagnostic sales	115	(53)	(19,688)	62	117%	19,741	-100%
Contract sales	(11,675)	—	—	(11,675)	-100%	—	0%
Other or unallocated	—	(2,760)	—	2,760	-100%	(2,760)	100%

Loss from continuing operations	$(25,560)	$(18,117)	$(29,508)	$(7,443)	41%	$11,391	-39%

The table above excludes the revenues and expenses associated with the discontinued operations.

Pharmaceuticals

The $3.5 million increase in revenue from our Pharmaceuticals segment during 2012, when compared to 2011, is primarily due to higher license fee revenue from the recognition of upfront fees during 2012 from Sandoz, Abbott and Takeda for $0.8 million, $2.5 million and $1.0 million, respectively, compared to $0.9 million that was recognized during 2011 in aggregate from Bracco, Elis and Neopharm. In addition, $0.5 million of Warner Chilcott service revenue was recognized in 2012. These increases were partially offset by $0.5 million in lower grant revenue resulting from federal grants awarded to us during 2011 under the QTDP program. We did not apply for any grants during 2012. The remaining $0.1 difference was due to other sources of revenue.

The $1.5 million increase in revenue from our Pharmaceuticals segment during 2011, when compared to 2010, is primarily due to $1.4 million in higher license fee and grant revenue related to $0.9 million that was recognized during 2011 in aggregate from Bracco, Elis and Neopharm and $0.5 million in grants awarded to us during 2011 under the QTDP program. The remaining $0.1 difference was due to other sources of revenue.

The $1.4 million decrease in loss from operations from our Pharmaceuticals segment during 2012, when compared to 2011, is due primarily to increased revenue of $3.5 million partially offset by increased legal and accounting fees of approximately $0.9 million due to projects related to the acceptance of ownership of Finesco, an impairment charge on our property held for sale of $0.5 million, a related charge of $0.2 million to impair the deferred rental income asset and an increase in compensation expense due to the recording of $0.5 million in severance expenses related to the departure of our former CEO and associated non-cash charges in the amount of $0.7 million related to the acceleration of the former CEO’s unvested options. These increases were partially offset by reductions in patent expenses of $0.2 million, license fees of $0.3 million and other expenses decreased $0.2 million.

The $5.6 million increase in loss from operations from our Pharmaceuticals segment during 2011, when compared to 2010, is due primarily to an increase in our research and development expenses during 2011, when compared to 2010, which increased spending during 2011 for manufacturing costs related to regulatory filings in Europe for Vitaros® as a treatment for patients with ED.

Diagnostic Sales

The $2.1 million decrease in revenue from our Diagnostic Sales segment during 2012, when compared to 2011, is primarily due to the sale of our subsidiary, Bio-Quant, in June 2011.

The $2.3 million decrease in revenue from our Diagnostic Sales segment during 2011, when compared to 2010, is primarily due to the sale of our subsidiary, Bio-Quant, in June 2011, which accounted for the majority of the decrease.

The $0.1 million increase in income from operations from our Diagnostic Sales segment during 2012, when compared to 2011, is due primarily to the sale of Bio-Quant in June 2011, which had lower margins than the BQ Kits diagnostic sales business.

The $19.7 million, decrease in loss operations from our Diagnostic Sales segment during 2011, when compared to 2010, is due primarily to impairment charges in 2010 of $9.1 million and $1.1 million on our Bio-Quant goodwill and Know-How intangible asset, respectively. In addition, during 2010, we incurred an $8.7 million charge related to interest expense recognized on the beneficial conversion feature of our convertible notes payable in 2010. In addition to these losses, revenue decreased $2.3 million due to the sale of Bio-Quant in June 2011. These decreases to the loss from operating income were partially offset by savings to general and administrative expenses of $1.7 million. $1.0 million of the reduction was due to the sale of the Bio-Quant business and the remaining $0.7 was due to cost reductions in general and administrative expenses. The remaining difference of $0.2 million is due to increases in other income and expense, net.

Contract Sales

Our Contract Sales segment provides contract sales for third party pharmaceutical companies through our subsidiary, Finesco, whose ownership was accepted by way of a share contribution in July 2012. This transaction is a business acquisition under U.S. GAAP. In March 2013, we announced that we would cease funding Finesco and our other French subsidiaries as a result of changes in local laws in France that negatively impacted the commercial viability of this contract sales business. Depending on the outcome of this decision, the French subsidiaries will be deconsolidated from our financial results when and if a loss of control occurs under the consolidation guidance and may have a material impact on our 2013 results.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2012, future minimum principal payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Capital lease obligations	$65	$29	$31	$5	$—
Operating lease obligations	3,323	1,049	1,300	527	447
Long-term obligations (1)	4,000	—	4,000	—	—

Total	$7,388	$1,078	$5,331	$532	$447

(1)	The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014 or convertible into shares of common stock at a current conversion price of $2.59 per share, which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes carry an interest rate of 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued will be determined as 95% of the five-day weighted average of the market price of the common stock prior to the time of payment. Additionally, $1.5 million of the aggregate original principal amount of notes are subject to early redemption by the holders at their election on April 1, 2014. The 2012 Convertible Notes have a face value of $4.0 million and are presented on the consolidated balance sheets at the fair value of $3.4 million.
(2)	Our contingent consideration liability from the TopoTarget acquisition with a fair value of $1.7 million is not included in the table above as the timing of settling the obligation may vary, based on the timing of achieving certain regulatory and commercial milestones.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies—Adoption of Recent Accounting Pronouncements and Pending Adoption of Recent Accounting Pronouncements , in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2012 and 2011, we did not have any holdings of derivative financial or commodity instruments, or any foreign currency denominated transactions, and all of our cash and cash equivalents were in money market mutual funds and other investments that we believe to be highly liquid. If a 10% change in interest rates were to have occurred on December 31, 2012 and 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date nor our net loss for the years then ended. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Apricus Biosciences, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended present fairly, in all material respects, the financial position of Apricus Biosciences, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Finesco SAS, Scomedica SAS and NexMed Pharma SAS from its assessment of internal control over financial reporting as of December 31, 2012, because they were acquired by the Company in separate purchase business combinations during 2012. We have also excluded Finesco SAS, Scomedica SAS and NexMed Pharma SAS from our audit of internal control over financial reporting. Finesco SAS, Scomedica SAS and NexMed Pharma SAS are wholly-owned subsidiaries whose total assets and total revenues represent 9% and 34%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

San Diego, CA

March 18, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Apricus Biosciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Apricus Biosciences, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. We have also audited Apricus Biosciences, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting as of December 31, 2011 based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apricus Biosciences, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Apricus Biosciences, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited the adjustments described in Note 5 that were applied to restate the 2011 consolidated financial statements for the presentation of discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ EisnerAmper LLP

Edison, New Jersey

March 17, 2013

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share data)

	DECEMBER 31
	2012	2011
Assets
Current assets
Cash and cash equivalents	$15,130	$7,435
Accounts receivable	678	21
Restricted cash	52	52
Prepaid expenses and other current assets	590	218
Property held for sale	3,654	—
Current assets of discontinued operations	791	466

Total current assets	20,895	8,192
Property and equipment, net	601	4,384
Other long term assets	100	241
Restricted cash long term	343	—
Noncurrent assets of discontinued operations	1,940	3,799

Total assets	$23,879	$16,616

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable—current portion	$—	$4,000
Trade accounts payable	2,284	1,052
Accrued expenses	1,841	1,780
Accrued compensation	1,905	861
Deferred revenue	536	10
Deferred compensation	616	170
Other current liabilities	57	4
Current liabilities of discontinued operations	3,527	2,144

Total current liabilities	10,766	10,021
Long term liabilities
Convertible notes payable	3,413	—
Derivative liability	906	—
Deferred revenue	—	395
Deferred compensation	1,529	834
Other long term liabilities	196	20
Noncurrent liabilities of discontinued operations	448	528

Total liabilities	17,258	11,798

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 29,937,669 and 21,347,986 issued and outstanding at December 31, 2012 and 2011, respectively	30	21
Additional paid-in-capital	257,078	224,154
Accumulated other comprehensive income	641	—
Accumulated deficit	(251,128)	(219,357)

Total stockholders’ equity	6,621	4,818

Total liabilities and stockholders’ equity	$23,879	$16,616

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share data)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2012	2011	2010
License fee revenue	$4,276	$877	$40
Grant revenue	—	483	—
Product sales	494	498	527
Contract service revenue	3,646	2,243	4,406

Total revenue	8,416	4,101	4,973
Cost of product sales	324	379	386
Cost of services revenue	4,230	1,858	3,557

Gross profit	3,862	1,864	1,030
Costs and expenses
Research and development	5,375	5,821	2,110
General and administrative	15,377	11,463	10,153
Loss (recovery) on sale of Bio-Quant subsidiary	(250)	2,760	—
Impairment of goodwill and intangible assets	8,254	—	10,168

Total costs and expenses	28,756	20,044	22,431

Loss from continuing operations before other income (expense)	(24,894)	(18,180)	(21,401)
Other income (expense)
Interest expense, net	(325)	(363)	(8,822)
Rental income	461	453	415
Other income (expense), net	(286)	(27)	300

Total other income (expense)	(150)	63	(8,107)

Loss from continuing operations before income taxes	$(25,044)	$(18,117)	$(29,508)

Income tax expense	(516)	—	—

Loss from continuing operations	(25,560)	(18,117)	(29,508)

Loss from discontinued operations	(6,211)	—	—

Net loss	$(31,771)	$(18,117)	$(29,508)

Basic and diluted loss per common share
Loss from continuing operations	$(0.93)	$(0.90)	$(2.49)

Loss from discontinued operations	$(0.23)	$—	$—

Net loss	$(1.16)	$(0.90)	$(2.49)

Weighted average common shares outstanding used for basic and diluted loss per share	27,458,184	20,023,456	11,847,703

Comprehensive income (loss)
Net loss	$(31,771)	$(18,117)	$(29,508)
Foreign currency translation adjustments	641	—	—

Comprehensive loss	$(31,130)	$(18,117)	$(29,508)

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2010	6,988,105	$7	$174,430	$—	$(171,732)	$2,705
Issuance of compensatory stock to employees, consultants and Board of Director members	291,096	—	2,340			2,340
Issuance of common stock, net of offering costs	5,704,910	6	11,632			11,638
Issuance of common stock in payment of notes payable to the former Bio-Quant shareholders	4,642,620	5	18,841			18,846
Issuance of common stock in payment of convertible notes payable	468,837	—	4,578			4,578
Issuance of common stock upon exercise of warrants	426,383	—	967			967
Net loss					(29,508)	(29,508)

Balance at December 31, 2010	18,521,951	18	212,788	—	(201,240)	11,566
Issuance of common stock upon exercise of stock options	7,500	—	13			13
Issuance of compensatory stock to employees, consultants and Board of Director members	307,039	—	—			—
Stock-based compensation expense		—	2,135			2,135
Issuance of common stock, net of offering costs	1,527,249	2	6,155			6,157
Issuance of common stock to the Topo Target shareholders as consideration for the acquisition	334,382	—	1,700			1,700
Issuance of common stock upon exercise of warrants	649,865	1	1,363			1,364
Net loss					(18,117)	(18,117)

Balance at December 31, 2011	21,347,986	21	224,154	—	(219,357)	4,818
Issuance of common stock upon exercise of stock options	5,000	—	10			10
Issuance of compensatory stock to employees, consultants and Board of Director members	147,761	—	—			—
Stock-based compensation expense			2,917			2,917
Issuance of common stock for co-promote agreement	373,134	—	1,000			1,000
Issuance of common stock for Finesco transaction	2,592,592	3	8,553			8,556
Issuance of common stock and warrants, net of offering costs	5,453,601	6	20,404			20,410
Issuance of common stock upon exercise of warrants	17,595	—	40			40
Foreign currency translation adjustment				641		641
Net loss					(31,771)	(31,771)

Balance at December 31, 2012	29,937,669	$30	$257,078	$641	$(251,128)	$6,621

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	FOR THE YEAR ENDED DECEMBER 31,
	2012	2011	2010
Cash flows from operating activities of continuing operations:
Net loss	$(31,771)	$(18,117)	$(29,508)
Loss from discontinued operations	(6,211)	—	—
Net loss from continuing operations	(25,560)	(18,117)	(29,508)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	203	602	989
Deferred tax provision	1,261	—	—
Impairment charges property held for sale	656	—	—
Impairment charges goodwill and intangible assets	8,254	—	10,168
Non-cash interest, amortization of beneficial conversion feature and deferred financing costs	37	38	8,728
Non-cash write off of deferred revenue	—	134	—
Non-cash compensation expense	2,917	2,135	2,340
Non-cash deferred compensation	640	199	—
Research and development expense from the receipt of intellectual property in payment of due from related party	—	—	205
Loss (recovery) on sale of Bio-Quant subsidiary	(250)	2,760	—
Provision for related party receivable	—	276	—
Changes in operating assets and liabilities of continuing operations, net of assets and liabilities acquired and divested in business acquisition and divestiture:
Decrease (increase) in accounts receivable	657	69	420
Decrease (increase) in other receivable	—	250	188
Decrease (increase) in prepaid expenses and other current assets	(936)	(325)	(237)
Increase (decrease) in accounts payable	690	1,019	(639)
Increase (decrease) in accrued expenses	(381)	1,314	537
Increase (decrease) in deferred revenue	(490)	(10)	81
Increase (decrease) in due to related party	—	—	(100)
Increase (decrease) in deferred compensation	(230)	(69)	(61)
Increase (decrease) in other liabilities	213	—	—

Net cash used in operating activities from continuing operations	(12,319)	(9,725)	(6,889)

Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(436)	(262)	(436)
Proceeds from sale of Bio-Quant subsidiary	250	500	—
Cash paid for acquisitions	(513)	—	—
Cash acquired in acquisitions	2,067	107	—

Net cash provided by (used in) investing activities from continuing operations	1,368	345	(436)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of convertible notes payable	—	—	6,187
Extinguishment of convertible notes payable	(4,000)	—	—

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows—Supplemental Information

(In thousands) (continued)

	FOR THE YEAR ENDED DECEMBER 31,
	2012	2011	2010
Reissuance of convertible notes payable	3,413	—	—
Changes in derivative liability	906	—	—
Proceeds from exercise of warrants	40	1,364	967
Proceeds from the exercise of stock options	10	13	—
Issuance of common stock, net of offering costs	20,410	6,157	11,638
Release (deposit) of restricted cash	—	553	(604)
Proceeds from (repayments on) short-term borrowing	—	(401)	401
Repayment of notes payable	—	—	(2,592)
Repayment of capital lease obligations	—	(17)	(6)

Net cash provided by financing activities from continuing operations	20,779	7,669	15,991

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(2,076)	—	—
Net cash used in investing activities of discontinued operations	(300)	—	—

Net cash used in discontinued operations	(2,376)	—	—
Effect of foreign currency exchange rates changes on cash	243	—	—

Net increase (decrease) in cash and cash equivalents	7,695	(1,711)	8,666
Cash and cash equivalents, beginning of period	7,435	9,146	480

Cash and cash equivalents, end of period	$15,130	$7,435	$9,146

Cash paid for interest	$318	$333	$228

Supplemental Information:
Issuance of 373,134 shares of common stock to PediatRx Inc. for co-promote agreement	$1,000	$—	$—
Issuance of 2,592,592 shares of common stock to former Finesco shareholders upon acquisition	$8,556	$—	$—
Issuance of 468,837 shares of common stock in payment of convertible notes payable, net of beneficial conversion feature of $1,861	$—	$—	$2,698
Receipt of intellectual property in payment of due from related party	$—	$—	$205
Issuance of 4,642,620 shares of common stock in payment of notes to former Bio-Quant shareholders, net of beneficial conversion feature of $6,140	$—	$—	$12,129
Issuance of 334,382 shares of common stock to former TopoTarget shareholders upon acquisition.	$—	$1,700	$—
Payment of interest in common stock	$—	$—	$597
Sale of investment in consolidated subsidiary:
Accounts receivable	$—	$199	$—
Prepaid expenses and other current assets	$—	$5	$—
Equipment and leasehold improvements, net	$—	$781	$—
Intangible assets, net	$—	$2,642	$—
Accounts payable	$—	$(205)	$—
Payroll related liabilities	$—	$(41)	$—
Capital lease payable	$—	$(118)	$—

The accompanying notes are an integral part of these consolidated financial statements.

APRICUS BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. (formerly NexMed, Inc.) and Subsidiaries (the “Company”) was incorporated in Nevada in 1987. On September 10, 2010, the Company changed its name from NexMed, Inc. to Apricus Biosciences, Inc. The Company has operated in the pharmaceutical industry since 1995, initially focusing on research and development in the area of drug delivery and is now primarily focusing on product development and commercialization in the area of sexual health. The Company’s proprietary drug delivery technology is called NexACT® and the Company has one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction (“ED”).

During 2012, the Company expanded its growth strategy internationally and began operations in France. On July 12, 2012, the Company accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco SAS, a holding company incorporated in France (“Finesco SAS”) and Scomedica SAS, a company incorporated in France and a wholly owned subsidiary of Finesco SAS (“Scomedica”) (collectively, Finesco and Scomedica shall be herein referred to as “Finesco”). This transaction is a business acquisition under U.S. GAAP. (see Note 4 in the Notes to the consolidated financial statements).

In December 2012, the Company initiated strategic changes to its business by seeking a buyer for its U.S. Oncology supportive care business and in March 2013, the Company ceased funding it French subsidiaries. These actions are expected to enable an increased focus on the Company’s primary products, Vitaros® for male erectile dysfunction (“ED”) and Femprox® for female sexual arousal disorder (“FSAD”).

Liquidity

The accompanying consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced net losses and negative cash flows from operations since our inception. At December 31, 2012, we had an accumulated deficit of $251.1 million and our operations have principally been financed through public offerings of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners. Funds raised during the year ended December 31, 2012 from common stock transactions include approximately $18.4 million in net proceeds from our February 2012 follow-on public offering, approximately $2.0 million from the sale of common stock through our “at-the-market” stock sales facility and approximately $0.04 million from the exercise of warrants outstanding. The receipt of this cash during 2012 was offset by our cash used in operations. Our net cash outflow from operations during the year was approximately $12.3 million, which resulted from the increase in expenditures for research and development activities while we commercialize our Vitaros® product for sale in the Canadian market and obtain market approval in other regions. In November 2012, we extended the term of our $4.0 million long-term debt obligation with a private investor and the obligation is now due in December 2014. These recent transactions should not be considered an indication of our ability to raise additional funds in any future periods. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as market conditions dictate.

Our cash and cash equivalents at December 31, 2012 were $15.1 million. We expect to require external financing to fund our long-term operations. In March of 2013, we closed the sale of our New Jersey facility resulting in net proceeds of approximately $3.6 million. As a result, we believe we have sufficient cash reserves to fund our on-going operations for the next twelve months, however, we expect to continue to have net cash outflows from operations in 2013 as we execute our market approval and commercialization plan for Vitaros®, develop and implement a regulatory and clinical trial program for Femprox® for FSAD and further develop our pipeline products. We announced in March 2013 that we would cease funding Finesco.

Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to obtain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity financing will have a dilutive effect on the holdings of our existing stockholders, and may result in downward pressure on the price of our common stock.

We have two effective shelf registration statements on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. One of the registration statements relates to our “at-the-market” common stock selling facility through Ascendiant Capital. This facility allows us ready access to cash through the sale of newly issued shares of our common stock. As of March 13, 2013, we have available $17.2 million under this at-the-market common stock selling facility. The Company’s at-the-market common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

Even if we are successful in obtaining additional cash resources to support further development of our products, we may still encounter additional obstacles such as our development activities may not be successful, our products may not prove to be safe and effective, clinical development work may not be completed in a timely manner or at all, and the anticipated products may not be commercially viable or successfully marketed. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. If our efforts to raise additional equity or debt funds when needed are unsuccessful, we may be required to delay or scale-back our development plans, reduce costs and personnel and cease to operate as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, as new information becomes available, the Company reviews its estimates to ensure the estimates appropriately reflect changes in facts and circumstances. Management believes that these estimates are reasonable; however, actual results could materially differ from these estimates.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the fourth quarter of 2012, the Company determined that the $500,000 of proceeds received from the sale of Bio-Quant would be presented as a cash inflow from investing activities instead of a cash inflow from financing activities as previously presented. As a result, the Company modified the prior year presentation on the consolidated statement of cash flows for the year ended December 31, 2011 to adjust the classification. There was no impact to the prior year consolidated balance sheet, statement of operations and comprehensive loss or statement of changes in stockholders’ equity as a result of this adjustment. The adjustment was not considered material to the previously issued statement of cash flows.

Certain prior year items have been reclassified to conform to current year presentation.

Cash and cash equivalents

Cash equivalents represent all highly liquid investments with an original maturity date of three months or less and were insignificant at December 31, 2012 and 2011.

Restricted cash

Short term restricted cash is held as security on the credit limit on our Company credit card and long-term restricted cash is held as security for our automobile leases in France.

Concentration of credit risk

From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts. We perform credit evaluations of our customers, but generally do not require collateral to support accounts receivable. Three global pharmaceutical companies accounted for 44%, 30% and 11% of total revenues during the year ended December 31, 2012. In addition, one of these companies comprised 84% of our accounts receivable at December 31, 2012.

Accounts receivable

Our policy is that an allowance is recorded for estimated losses resulting from the inability of our customers to make required payments. Such allowances are computed based upon a specific customer account review of larger customers and balances in excess of ninety days old. Our assessment of our customers’ ability to pay generally includes direct contact with the customer, investigation into our customers’ financial status, as well as consideration of our customers’ payment history with us. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If we determine, based on our assessment, that it is probable that our customers will be unable to pay, we will write-off the accounts receivable. At December 31, 2012 and 2011 we determined that no allowances were necessary.

Fair value of financial instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Significant differences can arise between the fair value and carrying amounts of financial instruments that are recognized at historical cost amounts.

For financial instruments, consisting of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses including in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to the short maturities of these instruments.

Assets held for sale

Assets are classified as held for sale when the Company has determined that the criteria set forth in the property, plant and equipment guidance has been met. Primarily, when their carrying amount will be recovered principally through a sale transaction rather than continuing use and a sale is highly probable. Assets designated as held for sale are held at the lower of the net book value or fair value less costs to sell, and reported separately on the balance sheet. Depreciation is not charged against property, plant and equipment classified as held for sale.

In August of 2012 the Company decided to sell its facility in East Windsor, New Jersey, and as a result, in the third quarter of 2012, the land, building and machinery associated with the facility were reclassified to property held for sale. The monthly depreciation and amortization previously attributed to the assets were ceased. (See Note 6 in the Notes to the consolidated financial statements).

In December of 2012 the Company decided to sell its Apricus Pharmaceutical business, and as a result, in the fourth quarter of 2012, assets and liabilities were reclassified to discontinued operations. (See Note 5 in the Notes to the consolidated financial statements).

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the assets, generally three to ten years. Depreciation of our building in East Windsor, New Jersey, prior to being reclassified as an asset held for sale, was provided on a straight-line basis over the estimated useful life of 39 years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful life or the lease term. The costs of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred. (See Note 6 in the Notes to the consolidated financial statements)

Valuation of long-lived and intangible assets

The Company reviews for impairment of long-lived and intangible assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset.

Intangible assets

Intangible assets purchased in a business combination or received in a non-monetary exchange are recorded at their estimated fair values, or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident. The estimated fair values are generally determined utilizing a market approach or an income approach which utilizes discounted cash flow analyses that incorporate the estimated future cash flows from the asset during its estimated useful life. Acquired intangible assets are amortized over their estimated useful lives unless the lives are determined to be indefinite.

Amortization expense related to our continuing operations totaled $37,000, $0.1 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill

Goodwill consists of the excess purchase price over the fair value of net tangible and identifiable intangible assets of businesses acquired.

The Company follows the applicable guidance for impairment of goodwill and intangible assets, which requires an annual impairment test for goodwill and intangible assets with indefinite lives. Step 1 of the impairment test requires that the Company determine the fair value of each operating unit and compare the fair value to the operating unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform Step 2 of the impairment assessment. Step 2 of the impairment assessment involves comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company performs its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. (See Notes 4, 5 and 6 in the Notes to the consolidated financial statements)

Debt issuance costs

Amounts paid related to debt financing activities are capitalized and amortized over the term of the loan.

Derivative liability

The Company’s embedded conversion feature on its convertible note payable has a conversion price reset feature, which is treated as a derivative for accounting purposes. The Company estimates the fair value of the embedded conversion features using a Black-Scholes valuation model each reporting period and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings.

Deferred compensation

The Company is paying compensation on a deferred basis to a former executive based on the estimated present value of the obligation valued on the date of separation. Additionally, Finesco SAS, through its Scomedica subsidiary, has an accrued retirement benefit liability mandated by the French Works Council which consists of one lump-sum paid on the last working day when the employee retires and has been included within the Deferred Compensation line item within the accompanying Balance Sheets. The amount of the payment is based on the length of service and earnings of the retiree. The Scomedica liability is estimated using the present value of the obligation at the end of the reporting period. Actuarial estimates for this retirement liability is performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid, and that have terms to maturity approximating the terms of the related retirement liability. (See Note 7 in the Notes to the consolidated financial statements)

Contingent consideration

The Company records the fair value of future consideration payments related to its acquisitions as liabilities based on the timing and probability of each event occurring and the present value of each consideration payment as of the estimated event date. The estimated consideration due is updated as changes in assumptions occur and circumstances change related to those assumptions.

Foreign currency translation

The functional currency of our wholly-owned subsidiaries in France is the Euro. Accordingly, all assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates in effect as of the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of other comprehensive loss in the statement of operations and other comprehensive income and in the stockholders’ equity section of our consolidated balance sheets. Foreign currency transaction gains and losses are included in our results of operations and, to date, have not been significant.

Revenue recognition

We have historically generated revenues from licensing of technology rights, product sales, performance of pre-clinical testing services, and contract sales services. Payments received under commercial arrangements such as the licensing of technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, royalties on sales of products.

We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

License Arrangements. License arrangements may consist of non-refundable upfront license fees, various performance or sales milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. We consider a variety of factors in determining the appropriate method of accounting under our license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. We account for revenue arrangements with multiple elements entered into or materially modified after January 1, 2011, by separating and allocating consideration in a multiple-element arrangement according to the relative selling price of each deliverable. If an element can be separated, we allocate amounts based upon the relative selling price of each element. We determine the relative selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately; however, if we do not sell the product or service separately, we use a best estimate of selling price if third party evidence is not available, if it is probable that the price, once established, will not change before the separate introduction of the deliverable in the market place. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in our control. We defer recognition of non-refundable upfront fees if we have continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of our performance under the other elements of the arrangement. Non-refundable, up-front fees that are not contingent on any future performance by us and require no consequential continuing involvement on our part, are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

There have been no royalties or milestones received during the years ended December 31, 2012, 2011 or 2010.

Product Sales—Diagnostic Products. Revenues from sales of diagnostic products are recognized upon delivery of products to customers, less allowance for returns and discounts, which, to date, have been insignificant.

Contract Service Revenue. Revenue from contract sales services is based on the number of medical visits plus an incentive based on the sales growth of the targeted pharmaceutical products. Revenue associated with medical visits is recognized in the accounting period in which services are rendered. Revenue associated with incentives is recognized when the amount of revenue is fixed and determinable. Revenues from Bio-Quant’s performance of pre-clinical services through the June 30, 2011 sale date were recognized according to the proportional performance method whereby revenue is recognized as performance has occurred, based on the relative outputs of the performance that has occurred up to that point in time under the respective agreement, typically the delivery of report data to our clients which documents the results of our pre-clinical testing services. For research services, we determine the period over which the performance obligation occurs. We recognize revenue using the proportional performance method when the level of effort to complete our performance obligations under an arrangement can be reasonably estimated. Direct costs are typically used as the measurement of performance.

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

The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on de-recognition, classification, interest and penalties, disclosure and transition. At December 31, 2012 and 2011 the Company did not have any significant unrecognized tax benefits.

Loss per common share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the respective period, without consideration of common stock equivalents as they would have an antidilutive effect on per share amounts.

The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as they are antidilutive and are as follows:

	FOR THE YEAR ENDED DECEMBER 31,
	2012	2011	2010
Outstanding stock options	2,213,916	840,833	107,604
Outstanding warrants	3,205,492	777,284	1,675,658
Unvested compensatory stock	112,705	257,063	287,674
Convertible notes payable	1,544,402	658,979	640,000

Accounting for stock based compensation

The value of compensatory stock grants are calculated based upon the closing stock price of the Company’s common stock on the date of the grant and recognized over the expected service period. For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value estimated in accordance with the appropriate accounting guidance, and recognized over the expected service period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Stock options and warrants issued to consultants are accounted for in accordance with ASC 718. Compensation expense is calculated each quarter for consultants using the Black-Scholes option pricing model until the option is fully vested and is included in research and development or general and administrative expenses, based upon the services performed by the recipient.

Comprehensive income

Comprehensive income and accumulated other comprehensive income includes unrealized foreign currency translation adjustments that are excluded from the consolidated statements of operations and are reported as a separate component in stockholders’ equity.

Recent accounting pronouncement

Effective January 1, 2012, the Company adopted authoritative guidance related to the presentation of comprehensive income (loss) for all periods presented.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance on reporting amounts reclassified out of accumulated comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under United States GAAP to be reclassified in its entirety to net income. For other amounts that are not required under United States GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under United States GAAP that provide additional detail about those amounts. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will provide the information required by this guidance in 2013.

3. LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

On January 9, 2012, the Company entered into an exclusive licensing agreement with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for ED in Canada. The product was approved by Health Canada in late 2010 and is expected to be launched by Abbott in the first half of 2013. Under the license agreement, the Company received $2.5 million in October 2012 as an up-front payment. Over the term of the agreement, the Company has the right to receive up to an additional $13.2 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.

The Company determined that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $2.5 million from Abbott was recorded as revenue in 2012.

On February 15, 2012, the Company entered into an exclusive license and collaboration agreement with Sandoz, a division of Novartis (“Sandoz”), for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company has the right to receive up to approximately €22.0 million ($29.1 million at December 31, 2012) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double digit royalties on net sales by Sandoz in Germany.

Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $0.8 million from Sandoz was recorded as revenue in 2012.

On February 22, 2012, the Company entered into an Alprostadil Cream and Placebo Clinical Supply Agreement (the “Supply Agreement”), as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”). Under the Supply Agreement, the Company will receive approximately $0.3 million in exchange for Vitaros® ordered by Warner Chilcott UK. In addition, we are currently updating the IND for Vitaros® in the U.S. with the new manufacturing data associated with our manufacturing partner’s facility.

In September and October of 2012, the Company received additional work orders from Warner Chilcott UK under the Supply Agreement, ordering additional quantities of the Vitaros® product and requesting certain testing procedures be performed by the Company. The associated aggregate amount of purchase orders received in 2012 from Warner Chilcott UK is approximately $1.2 million and reflects the value of the products to be delivered and certain testing procedures to be performed.

The agreement with Warner Chilcott UK includes two deliverables, certain contract services and product supply. The product supply element of the agreement will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Warner Chilcott UK will be recognized as revenue for the supply element when earned. The contract services element of the agreement will be treated as a separate unit of accounting and revenue will be recognized using the proportional performance method over the period in which the contract services will be performed. Total revenue recognized in 2012 associated with this agreement amounted to $0.5 million.

On September 12, 2012, the Company entered into an exclusive license and collaboration agreement with Takeda Pharmaceuticals International GmbH International, (“Takeda”), to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. Under the license agreement, the Company has the right to receive license fees of up to €34.65 million ($45.8 million at December 31, 2012) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus low double-digit royalty payments.

The agreement with Takeda includes two deliverables, the granting of a license and manufacturing with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda will be recognized as revenue for the supply element when earned. Given no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in 2012.

On January 3, 2011, the Company entered into a license agreement with Elis Pharmaceuticals Ltd. (“Elis”), granting Elis the exclusive rights to commercialize Vitaros® for ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the license agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $2.1 million over the term of the license agreement. The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®. Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Elis’ sales of Vitaros® in the Elis Territory.

On February, 14, 2011, the Company entered into a license agreement with the Neopharm Scientific Limited (“Neopharm”), granting Neopharm the exclusive rights to commercialize Vitaros® in Israel and the Palestinian territories (the “Neopharm Territory”) for ED. Under the license agreement, the Company is entitled to receive upfront license fees and milestone payments of up to $4.35 million over the term of the Neopharm Agreement. The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®. Additionally, the Company is entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.

The only deliverable was the license element and given no additional obligation was associated with the license element, the aggregate of $0.2 million in up-front payments pursuant to the Elis and Neopharm licensing agreements was earned upon the delivery of the license and related know-how, which occurred by March 31, 2011, and therefore recognized in 2011 revenue.

On December 22, 2010, the Company entered into an exclusive license agreement with BRACCO SpA (“Bracco”) for its Vitaros® product for ED. Under the terms of the license agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received $1.0 million, net of tax withholdings, as an up-front payment during the year ended December 31, 2011, and is entitled to receive up to €4.75 million ($6.3 million at December 31, 2012) in regulatory and sales milestone payments. Further, over the term of the agreement, the Company is entitled to receive tiered double-digit royalties based on Bracco’s sales of the product.

The Company concluded the only deliverable was the license element. However, as $0.3 million of the $1.0 million up-front payment was contingent upon the Company receiving regulatory marketing approval for the product in Europe, $0.7 million, net of withholding taxes, was recognized as license revenue during the year ended December 31, 2011 and the remaining $0.3 million was deferred and will be recognized at the time that the Company receives regulatory marketing approval for the product in Europe, which has yet to occur as of December 31, 2012.

MycoVa™

On January 10, 2012, the Company entered into an exclusive licensing agreement granting Elis the exclusive rights to market and commercialize MycoVa™, the Company’s drug candidate for the treatment for onychomycosis (nail fungal infection) in the Middle East.

Under the terms of the license agreement, Elis has exclusive rights in part of the Middle East, including Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen, and in the Gulf Countries (United Arab Emirates,

Oman, Bahrain, Qatar), if it is approved for commercialization . The Company has the right to receive up to $2.1 million in license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double digit royalties based on Elis’ sales of the product.

On December 30, 2011, the Company entered into an exclusive license agreement with Stellar Pharmaceuticals Inc. (“Stellar”), granting Stellar the exclusive rights to market MycoVa™ in Canada. Under the terms of the license agreement, Stellar will assist the Company in the filing of a New Drug Submission in Canada for MycoVa™ for the treatment of onychomycosis. If the application is approved, Stellar will have the exclusive rights to commercialize MycoVa™ in Canada. Over the term of the agreement, the Company has the right to receive up to CAD $8.0 million (USD $8.0 million at December 31, 2012) in license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Stellar’s sales of the product in Canada, after approval for commercialization.

No milestones have been achieved during 2012 under the license agreements with Stellar and Elis for MycoVa™ and accordingly, no revenues have been recognized.

4. BUSINESS ACQUISITIONS AND DISPOSITIONS

Ownership of Finesco and Scomedica

On July 12, 2012, the Company entered into an agreement under which it accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco (the “Contribution Agreement”), which became a wholly-owned subsidiary of the Company in a transaction accounted for under the acquisition method of accounting for business combinations under the business combination guidance. Accordingly, the assets acquired and liabilities assumed of Finesco were recorded as of the transaction date at their respective fair values and are included in the consolidated balance sheet at December 31, 2012.

The Company agreed to provide the value of €7.0 million to the shareholders of Finesco and based on the share exchange ratio in place at the acquisition date issued 2,592,592 shares of Apricus common stock which had a fair market value of $8.6 million at that date. In addition, the Company paid certain selling costs totaling $0.2 million on behalf of the sellers. Contingent consideration for additional shares of common stock valued at €1.8 million would be owed if certain net revenues were achieved during the year ended December 31, 2012. The Company did not assign any value to the potential contingent consideration as it was determined it was unlikely the milestone would be met. The net revenue target was not met in 2012. The aggregate purchase consideration was as follows (in thousands):

Fair value of common stock issued to Finesco shareholders	$8,556
Cash paid for certain transaction costs paid on behalf of the seller	212
Cash and cash equivalents acquired	(2,067)

Net purchase price	$6,701

The assets acquired and liabilities assumed at the transaction date are based upon their respective fair values and are summarized below (in thousands):

Accounts receivable	$1,256
Prepaid expenses and other current assets	218
Property and equipment	64
Other long term assets	774
Goodwill	7,461
Trade accounts payable	(491)
Accrued expenses	(1,927)
Deferred compensation	(600)
Other long term liabilities	(54)

Total net assets acquired	$6,701

Scomedica is a contract sales organization. The goodwill resulted primarily from the management team and employees’ established relationships with pharmaceutical companies and medical practices. These business relationships are not contractual in nature and do not meet the separability criterion and, as a result, they are not considered identifiable intangible assets recognized separately from goodwill. We do not expect any portion of the goodwill to be deductible for tax purposes. All of the goodwill was assigned to the Contract Sales segment.

The pharmaceuticals landscape has shifted dramatically in France in recent months with changes in reimbursement policy now heavily favoring generic drugs. This has resulted in decreased sales for pharmaceutical companies and contract sales organizations. Scomedica experienced a loss of certain key contract agreements related to this policy change. These combined developments have resulted in a meaningful decrease in the subsidiary’s value potential to where the Company has determined to cease funding Finesco. In March 2013, the Company announced that it would cease funding Finesco and its other French subsidiaries.

As a result of the changes in circumstances affecting the French commercial market, the Company reassessed the fair value of this reporting unit. The Company performed a Step 1 goodwill impairment analysis using significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. These significant, unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The fair value of the reporting unit was less than the carrying value indicating that the goodwill may be impaired. The Company then performed a Step 2 analysis determining that the implied value of the goodwill was significantly less than the carrying value of the goodwill for the reporting unit. In the fourth quarter the Company recorded a charge in the amount of $8.3 million to record an impairment of the goodwill. In addition, the Company recorded a valuation allowance of $1.3 million against the deferred tax asset as it is now more likely than not that the deferred tax asset will not be realized. This allowance was partially offset by the additional tax benefits recorded during 2012 in the amount of $0.8 million, resulting in a net tax expense of $0.5 million.

Cash paid for an immaterial acquisition during the year ended December 31, 2012 was $0.3 million.

Supplemental Pro Forma Information for 2012 and 2011 Acquisitions (unaudited)

The following unaudited supplemental pro forma information for the years ended December 31, 2012 and 2011 assumes the contribution of Finesco had occurred as of January 1, 2011, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had Finesco been operated as part of the Company since January 1, 2011( in thousands except share data):

	FOR THE YEARS ENDED DECEMBER 31,
	2012		2011
	As Reported	Pro Forma (unaudited)	As Reported	Pro Forma (unaudited)
Total revenue	$8,416	$13,564	$4,101	$15,430
Loss from continuing operations	(25,560)	(24,764)	(18,117)	(16,710)
Net loss	(31,771)	(30,975)	(18,117)	(16,710)
Loss per common share—basic and diluted:
Loss from continuing operations	$(0.93)	$(0.86)	$(0.90)	$(0.74)
Net loss per common share (1)	$(1.16)	$(1.08)	$(0.90)	$(0.74)
Shares used in computing net loss per common share	27,458,184	28,724,898	20,023,456	22,511,885

(1)	The pro forma net loss during the year ended December 31, 2012 includes an adjustment for transaction expenses related to the contribution of Finesco of $0.9 million. The pro forma net loss during the year ended December 31, 2011 includes a negative adjustment of $0.3 million for Finesco related to general and administrative expenses.

Total revenue and net loss included in the consolidated statement of operations during the year ended December 31, 2012 for Finesco since the date of acquisition, is $3.0 million and $2.4 million, respectively.

Sale of Bio-Quant

In 2009, the Company acquired Bio-Quant, Inc. (“Bio-Quant”), a specialty biotech contract research organization (“CRO”) based in San Diego. The Company used the Bio-Quant development capabilities to discover product candidates and identify potential new uses and routes of administration of its NexACT® platform.

In December 2010, the Company determined that the value of the Bio-Quant goodwill and Know-How intangible asset were impaired and charges of $9.1 million and $1.1 million, respectively, were recorded to write off the entire value of goodwill and write down the Know-How asset to its estimated fair value of $1.6 million. The impairments were based on an assessment of the fair value of the Bio-Quant pre-clinical CRO business segment. Such impairment was derived mainly from the fact that Bio-Quant significantly changed its strategic focus in the fourth quarter of 2010. Rather than serve the greater CRO market, Bio-Quant was primarily performing CRO services for the Company’s own pharmaceutical product development segment. As such, the ongoing revenue, profits and cash flows for Bio-Quant were significantly reduced from the initial projections for Bio-Quant when it was acquired by the Company in December 2009.

During 2011, the Company considered the significance of its enhanced product candidate pipeline, the resources needed to further develop each of those product opportunities and the value being derived from the CRO business with diminished cash flows towards operations. Based on the change in strategic focus, on June 30, 2011, the Company sold all of the outstanding capital stock of Bio-Quant, to BioTox Sciences (“BioTox”). The Company received $0.5 million at closing as an initial payment.

The Company is entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s CRO services business. Over the ten-year term of the earn-out, beginning September 2012, the Company will be entitled to receive minimum payments of $4.5 million, $0.5 million per year, with the right to receive additional amounts depending on the gross revenue of BioTox over this ten-year period. The earn-out obligations are secured with a first priority lien on all the assets of Bio-Quant as well as the assets of BioTox for a certain period of time. After the sale, the Company does not beneficially own any equity shares in Bio-Quant or BioTox. The Company does not expect to recognize continuing direct cash flows from Bio-Quant after the sale. However, the transaction was structured with a low down payment and a payment stream over ten years that is contingent on the operational success of BioTox. This payment structure was negotiated as a means to improve the likely cash available for investment in the growth of the business, which was expected to have the effect of encouraging higher revenues for BioTox and potentially greater earn-out payments to the Company over the ten year earn-out period.

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

The collectability associated with the minimum payments due under the earn-out contract is not reasonably assured due to the length of time over which the payments will be due and the fact the entity could potentially lack sufficient funds to support its operational activities, accordingly, the earn-out payments were recorded at $0.

In 2012, the Company received the initial minimum payments owed under the terms of the agreement of $0.3 million due from BioTox. The amount is reflected as a recovery on the sale of Bio-Quant subsidiary within the accompanying consolidated statements of operation and comprehensive loss.

5. DISCONTINUED OPERATIONS

TopoTarget

On December 29, 2011, the Company acquired all of the outstanding stock of TopoTarget USA, Inc., which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc. (“TopoTarget” or “Apricus Pharmaceuticals”), in a transaction accounted for under the acquisition method of accounting for business combinations. Accordingly, the assets acquired and liabilities assumed of TopoTarget were recorded as of the acquisition date at their respective fair values.

Apricus Pharmaceuticals owns all existing rights to Totect® in North America and South America and their respective territories and possessions. The acquired entity had a pre-existing sales infrastructure, sales team, and a revenue-generating product that was acquired to allow the Company to move into the commercialization and sales of oncology and oncology supportive care pharmaceuticals.

The Company made an initial payment of 334,382 shares of common stock valued at $1.7 million, based on the closing market price of the Company’s common stock on the closing date. The Company may be required to make additional milestone payments, based on the achievement of various regulatory and product cost reductions milestones, in shares of common stock based on the fair value at the date the milestone is achieved. Management’s estimate of the range of milestone stock payments varies from approximately $0.3 million if no regulatory or commercial milestones are achieved to a stock payment of approximately $2.3 million if all milestones are achieved. The Company’s estimate of those future milestone payments had a fair value of approximately $1.7 million at December 31, 2012. The decrease in estimated fair value of $0.2 million to $1.7 million at December 31, 2012 from $1.9 million at December 31, 2011 is due to the accretion of $0.2 million of interest based on an effective interest rate of 23.6% applied to the milestones completely offset by a $0.4 million adjustment to the milestones that was primarily driven by changes in timing of the anticipated dates to reach certain milestones.

The Company continually reassesses the contingent consideration fair value each reporting period with any future changes in fair value recognized in discontinued operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as commercial and regulatory work progresses towards the achievement of the milestones. A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below (in thousands):

Fair value of common stock issued to TopoTarget A/S shareholders	$1,700
Fair value of contingent consideration	1,917
Cash & cash equivalents acquired	(107)

Net purchase price	$3,510

The assets acquired and liabilities assumed at December 29, 2011 based upon their respective fair values and are summarized below (in thousands):

Accounts receivable	$306
Inventory	133
Prepaid expenses and other current assets	27
Other long term assets	39
Intangible assets	2,630
Goodwill	1,130
Trade accounts payable and accrued expenses	(755)

Total net assets acquired	$3,510

Asset categories acquired in the TopoTarget acquisition included working capital, license to the trade name and Totect® product intellectual property assigned to the technology license. The estimated fair value of the technology license was determined using a discounted cash flow analysis incorporating the estimated future cash flows from the technology during the assumed remaining life. The resulting debt-free net cash flows were then discounted back to present value at the Company’s cost of capital. After accounting for the tax benefit of amortization, it was estimated that the value of the technology license of TopoTarget was $2.2 million. Our estimated useful life of the technology license was fifteen years.

The valuation of the TopoTarget trade name was based on a derivative of the discounted cash flow method that estimates the present value of a hypothetical royalty stream derived via licensing the trade name. Alternatively, it could be considered to be the cost savings the Company achieved by not having to pay such royalty licensing fees to a hypothetical third party owner. It was estimated that the value of the trade name of Totect® was $0.4 million. Our estimated useful life of the trade name was fifteen years.

The purchase price was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. An allocation of the purchase price was made to major categories of assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2011 and is based on management’s best estimates. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. We do not expect any portion of the intangible assets or goodwill to be deductible for tax purposes. The goodwill of $1.1 million arising from the acquisition results largely from the existing workforce and distribution network in place. All of the goodwill was assigned to the Pharmaceuticals segment.

The Company did not record net deferred tax assets related to the stock acquired of TopoTarget. The entity has significant accumulated net operating losses which are offset by a deferred tax liability associated with the acquired intangible assets. The net deferred tax assets are offset by a full valuation allowance related to the uncertainty of realization of those net deferred tax assets.

Granisol® and Aquoral™

On February 21, 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”): (1) a Co-Promotion Agreement in the U.S. for Granisol®, an oral liquid granisetron based anti-emetic product (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its Co-Promotion Agreement with Bi-Coastal Pharmaceuticals, Inc. for Aquoral™ for dry mouth or Xerostomia in the U.S. and (3) an Asset Purchase Agreement for Granisol® outside of the U.S. (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $0.3 million up-front and will pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol® in the U.S. The Company recorded most of $0.3 million related to the Co-Promotion Agreement as an intangible asset in the Pharmaceuticals segment with an estimated useful life of ten years, which is the life of the agreement. The capitalized portion was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project that has not reached technological feasibility in the territories covered by the license and that has no alternative future use.

On June 27, 2012, the Company entered into a Termination Agreement with PediatRx, Inc. to terminate discussions regarding the potential merger transaction whereby the Company would have acquired PediatRx (the “Merger”). Earlier in the year, on January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, which were valued at a price of $2.68 per share in settlement of the $1.0 million payable. The $1.0 million dollar payment is considered part of the cost of the Co-Promotion Agreement and was recorded as an intangible asset in the Pharmaceuticals segment, with an estimated useful life of ten years, which is the life of the agreement. In addition, the Company retained the ex-U.S. worldwide right to Granisol®.

Discontinued Operations

In December 2012, the Company made the strategic decision to divest Apricus Pharmaceuticals, which is comprised of its U.S. oncology care products, and is currently seeking buyers for this business or the individual assets related to Totect® and Granisol®. The assets and liabilities and results of the Apricus Pharmaceuticals operations are classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows (in thousands):

	DECEMBER 31,
	2012	2011
Accounts receivable	$—	$306
Inventories	285	133
Prepaid expenses and other current assets	506	27

Current assets of discontinued operations	791	466
Property and equipment	40	—
Intangible assets, net	1,877	2,630
Goodwill	—	1,130
Other long-term assets	23	39

Noncurrent assets of discontinued operatons	1,940	3,799

Total assets of discontinued operations	$2,731	$4,265

Trade accounts payable	$699	$87
Accrued expenses	1,087	381
Deferred revenue	243	—
Contingent consideration	1,328	1,418
Provision for replacement inventory	170	258

Current liabilities of discontinued operations	3,527	2,144
Contingent consideration	420	500
Provision for replacement inventory	28	28

Noncurrent liabilities of discontinued operations	448	528

Total liabilities of discontinued operatons	$3,975	$2,672

The operating results of the Company’s discontinued operations are as follows during the year ended December 31, 2012 (in thousands):

DECEMBER 31, 2012
Product sales	$314
Cost of goods sold	270
Operating expenses	3,369
Impairment of intangible assets	2,886

Loss before income tax provision	(6,211)

Income tax provision	—

Loss from discontinued operations	$(6,211)

In December 2012, the Company made the strategic decision to divest the oncology supportive care business and is currently seeking buyers for the business or the individual assets. Revenues, profits and cash flows for 2012 were significantly lower than the initial projections of the Totect® product when the business was acquired by the Company. As part of the Company’s annual impairment test at December 31, 2012 and as a result of the decision in December 2012 to sell the business, the Company analyzed the fair value using discounted cash flow models and comparing the results to offers made on the assets of the business. The Company performed a Step 1 goodwill impairment analysis which uses significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. These significant, unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The fair value of the reporting unit was significantly less than the carrying value indicating that the goodwill may be impaired. The Company then compared the fair value estimated in Step 1 to the fair value of the net assets less goodwill to calculate the implied value of goodwill. The fair value of the net assets less goodwill was approximately the same as the fair value of the business. Thus the implied goodwill was determined to be $0 and the goodwill associated with the oncology supportive care business was fully impaired. The Company recorded a charge of $1.1 million in the fourth quarter to record an impairment of the goodwill.

In connection with the expected sale of the U.S. oncology products, Totect® and Granisol®, as a result of the Company’s decision to focus its resources on Vitaros® and Femprox®, the Company considered the fair value for the assets and liabilities and compared the amount to the carrying amount of intangible assets associated with the assets. The estimated fair values of the Company’s co-promotion rights, technology licenses and trade names were determined using discounted cash flows model. The discounted cash flow model requires certain assumptions and judgments including but not limited to estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. These significant, unobservable inputs represent a Level 3 measurement within the fair value hierarchy. Based on the analysis performed, the Company recorded impairment charges of $0.6 million associated with Totect® intangible assets and $1.2 million related to Granisol® intangible assets which is included in the loss from discontinued operations for the year ended December 31, 2012. Any gain or loss on the eventual sale of the business or assets will be calculated from the carrying value of the assets and the final selling price. The fair value measurement was considered in relation offers received by the Company, which is an observable input and represents a Level 2 measurement within the fair value hierarchy.

6. OTHER FINANCIAL INFORMATION

Property and Equipment

Property and equipment are comprised of the following (in thousands):

	December 31,
	2012	2011
Land	$—	$364
Building	—	6,043
Leasehold improvements	130	17
Machinery and equipment	126	1,443
Capital lease equipment	76	26
Computer software	17	17
Furniture and fixtures	31	26
Equipment in process	318	—

Total property and equipment	698	7,936

Less: accumulated depreciation and amortization	(97)	(3,552)

Property and equipment, net	$601	$4,384

Depreciation expense totaled $0.2 million, $0.5 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Property Held for Sale

In August of 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, during the year ended December 31, 2012, the land, building and machinery associated with the facility were reclassified to property held for sale. The monthly depreciation and amortization previously attributed to the assets were ceased. Any gain or loss on the eventual sale of the facility will be calculated from the net book value of the assets. On December 28, 2012, we signed an agreement to sell the facility for a total of $4.1 million. We have performed a review for impairment of our facility based on this offer price less the estimated selling costs of $0.5 million and recorded an impairment of approximately $0.5 million in general and administrative expenses. The fair value measurement is based on a recent offer received by the Company, which is an observable input and represents a Level 2 measurement within the fair value hierarchy. The property is currently leased to a tenant under a long term lease. The building was sold in March 2013.

In December 2009, the Company entered into an agreement to lease its facility in East Windsor, New Jersey for a period of 10 years, commencing in February 2010, at $34,450 per month with annual 2.5% escalations. The Company records this rental income on a straight-line basis with the difference between rental income and payments received recorded as a deferred rental income asset. The Company determined that the deferred rental income will not be recognized due to the expected sale of the building and as a result, wrote off the $0.2 million underlying asset as of December 31, 2012. Deferred rental income of $0 and $0.2 million is included in other long-term assets in the consolidated balance sheets at December 31, 2012 and 2011, respectively.

Goodwill

Changes in our goodwill are as follows (in thousands):

	Balance at Beginning of Year	Current Year Acquisitions	Foreign Currency Translation Effect	Adjustments (1)	Balance at End of Year
Year Ended December 31, 2012
Continuing operations—Contract Sales	$—	$7,652	$602	$(8,254)	$—
Discontinued Operations—Pharmaceuticals	1,130	—	—	(1,130)	—

Total	1,130	7,652	602	(9,384)	—

Year Ended December 31, 2011
Discontinued Operations—Pharmaceuticals	$—	$1,130	$—	$—	$1,130

(1)	See Notes 4 and 5 to the Consolidated Financial Statements for discussion on the adjustments recorded in 2012.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,
	2012	2011
Accrued professional fees	$286	$417
Accrued social and VAT taxes	359	—
Accrued consulting	702	831
Accrued other	494	532

	$1,841	$1,780

7. DEFERRED COMPENSATION

On December 28, 2012, the Company entered into a Separation Agreement and Mutual Release (the “Separation Agreement”) with Bassam Damaj, Ph.D. (“Damaj”). Damaj served as the Company’s President and Chief Executive Officer until November 2012, at which time he tendered his resignation as an officer and director of the Company. Pursuant to the Separation Agreement, the Company has agreed to pay Damaj a total of $0.5 million in cash, of which $0.1 million was paid in 2012 and $0.4 million will be payable in 2013 and is included in accrued compensation in the accompany balance sheet. The consolidated financial statements in 2012 also include a non-cash charge in the amount of $0.7 million related to the accelerated vesting of 46,667 shares of common stock underlying compensatory stock and the accelerated vesting of options to purchase up to

300,000 shares of common stock. Subsequent to the execution of the Separation Agreement, the 46,667 shares were issued in the first quarter of 2013 and the 300,000 of stock options expired as they were not exercised within the ninety day exercise period.

Finesco SAS, through its Scomedica subsidiary, has an accrued retirement benefit liability of $0.9 million, which is mandated by the French Works Council that consists of one lump-sum paid on the last working day when the employee retires and is reported as deferred compensation in the accompanying consolidated balance sheets. The amount of the payment is based on the length of service and earnings of the retiree. The cost of the obligation is estimated using the present value at the end of the reporting period. Actuarial estimates for the obligation are performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related retirement liability.

In 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., that had a constant term of five years, and pursuant to which, Dr. Mo served as the Company’s Chief Executive Officer and President. Under the employment agreement, Dr. Mo is entitled to a severance in the form of an annual amount equal to one sixth of the sum of his base salary and bonus for the 36 calendar months preceding the date on which the deferred compensation payments commence subject to certain limitations, including a vesting requirement through the date of termination, as set forth in the employment agreement. The deferred compensation is payable monthly for 180 months upon termination of his employment. Dr. Mo’s employment was terminated in December 2005. At such date, the Company accrued deferred severance compensation of $1.2 million based upon the estimated present value of the obligation.

Effective December 20, 2011, pursuant to a Consulting Agreement entered into by the Company and Dr. Mo on August 8, 2011, the agreement was renegotiated and the payment terms were changed from the remaining 108 payments of $9,158 to 69 payments of $15,000. There was no change in the remaining principal amount due as of that date. The Company incurred a non-cash charge to general and administrative expense in the amount of $0.2 million based upon the revised estimated present value of the obligation.

At December 31, 2012 and 2011, respectively, the Company had a deferred compensation balance of $2.1 million and $1.0 million, respectively.

8. CONVERTIBLE NOTES PAYABLE

On March 15, 2010, the Company issued convertible notes (the “2010 Convertible Notes”) in an aggregate principal amount of $4.0 million to the holders of convertible notes issued in 2008. The 2010 Convertible Notes were secured by the Company’s facility in East Windsor, New Jersey and were due on December 31, 2012. The proceeds were used to repay the convertible notes then outstanding.

On December 7, 2012, the 2010 Convertible Notes were amended (the “2012 Convertible Notes”) and restated to 1) extend the due date to December 31, 2014, subject to an aggregate of $1.5 million of the aggregate original principal amount of notes being subject to redemption by the holders at their election on April 1, 2014; 2) the conversion price was reduced to equal 125% of the market price of the common stock as of December 7, 2012 (subject to further adjustment upon certain dilutive issuances of common stock); and 3) the 2012 Convertible Notes shall no longer be collateralized by the East Windsor, New Jersey property upon the sale of the property which occurred in March 2013. The amended conversion price has been reduced to $2.59 per share for the 2012 Convertible Notes.

The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014 or convertible into shares of common stock at a current conversion price of $2.59 per share, which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued is determined as 95% of the five-day weighted average of the market price of the common stock prior to the time of payment. At December 31, 2012, the conversion price was above the current market price of our common stock. The 2012 Convertible Notes contain a beneficial conversion feature specific to the payment of interest in shares and will be recognized when that contingency is resolved.

The 2012 Convertible Notes were considered to be an extinguishment of debt as the terms of the debt instruments immediately before and after the amendment were considered to be substantially different as defined in the accounting guidance. In accordance with debt extinguishment accounting requirements, the new debt instrument was recorded at its fair value as determined on the amendment date. The fair value of the note payable was determined based on a discounted cash flow model using a risk adjusted annual interest rate of 16%, which represent a Level 3 measurement within the fair value hierarchy given this is an unobservable input. The estimated fair value of the note payable was $3.4 million which has been recorded in the consolidated balance sheet. In addition, the 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The Company valued the derivative using a Black-Scholes valuation model and the following inputs, stock price on the day of issuance $1.93, 70% volatility, the term of the notes payable (2 years) and the risk-free interest rate 0.25%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature as of December 31, 2012 was $0.9 million which has been recorded as a derivative liability in the consolidated balance sheet. The estimated fair value of the conversion feature will be revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value will be recorded as an adjustment to operating earnings.

The net difference of $0.3 million has been recorded as an extinguishment loss and is recorded in the other income (expense), net line item of the consolidated statements of operations and other comprehensive loss.

9. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock, 600 are designated as Series C 6% Cumulative Convertible Preferred Stock and 50,000 have been designated as Series D Junior Participating Cumulative Preferred Stock. No shares of preferred stock were outstanding at December 31, 2012 or 2011.

Stockholders’ Rights Plan

On March 24, 2011, pursuant to the Company’s shareholders rights plan (the “Plan”), the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s Common Stock to shareholders of record at the close of business on April 1, 2011. Initially, these rights will not be exercisable and will trade with the shares of the Company’s common stock.

Under the Plan, the rights generally will become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock in a transaction not approved by the Company’s Board. In that situation, each holder of a right (other than the acquiring person) will be entitled to purchase, at the then-current exercise price, i.e., a purchase price of $20.00 per one ten-thousandth of a share (the “Exercise Price”), additional shares of common stock having a value of twice the exercise price of the right. In addition, if the Company is acquired in a merger or other business combination after an unapproved party acquires more than 15% of the Company’s common stock, each holder of the right would then be entitled to purchase at the then-current Exercise Price, shares of the acquiring company’s stock, having a value of twice the exercise price of the right.

The Board may redeem the rights for a nominal amount at any time before an event that causes the rights to become exercisable. The rights will expire on April 1, 2021.

Common Stock Offerings

On February 14, 2012, the Company offered and sold 4,938,272 units (“Units”) in a follow-on public offering of securities with each Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.50 shares of Common Stock at a price of $5.25 per full warrant share. The Units were offered at a public offering price of $4.05 per Unit. The Underwriters purchased the Units from the Company at a price of $3.807 per Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In accordance with the derivative guidance, the warrants’ fair value of $3.7 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70.0%, a 5.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost given the warrants did not meet the liability classification criteria. No warrants that were issued as part of the Unit offering have been exercised in 2012.

On December 30, 2011, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (the “Manager”). Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20.0 million, from time to time through the Manager. The sales of the common stock under the Offering Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. Our at-the-market common stock selling facility may be terminated by either party by giving proper written notice.

The Shares to be sold in the offering will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the Securities and Exchange Commission (the “SEC”), in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b) (5) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011. For the year ended December 31, 2012, the Company sold an aggregate of 515,329 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $3.87 per share, resulting in offering proceeds of approximately $2.0 million, net of sales commissions.

On April 21, 2010, the Company entered into a Sales Agreement with Brinson Patrick Securities Corporation (the “Sales Manager”) to issue and sell through the Sales Manager, as agent, up to $10.0 million of common stock from time to time pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-165960). For the year ended December 31, 2011, the Company sold an aggregate of 1,527,249 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $4.26 per share, resulting in offering proceeds of approximately $6.2 million, net of sales commissions. There were no sales under this Sales Agreement in 2012. During 2010, the Company had sold an aggregate of 518,264 shares of common stock under the Sales Agreement at a weighted average sales price of approximately $6.73 per share, resulting in offering proceeds of approximately $3.3 million, net of sales commission.

On October 4, 2010, the Company completed a best-efforts offering (the “Offering”) for the sale of 1,728,882 units (the “Units”), with each Unit consisting of three shares of common stock, par value $0.001 per share, and a warrant to purchase one additional share of common stock. The Units were offered to the public at a price of $5.40 and the warrants, which are exercisable starting at the closing and remaining exercisable thereafter for a period of five years, have an exercise price of $2.268 per share. Accordingly, the Company issued 5,186,646 shares of common stock and warrants to purchase 1,728,882 shares of common stock and received Offering proceeds, net of discounts, commissions and expenses, of approximately $8.5 million. Additionally, warrants to purchase 155,599 shares of common stock were issued to the placement agent as commission.

Warrants

During the years ended December 31, 2012, 2011 and 2010, the Company received proceeds of $40,000, $1.4 million and $1.0 million from the exercise of 17,595, 649,865 and 426,383 warrants, respectively, from the Offering.

A summary of warrant activity is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2011	777,284	$2.88	3.4
Issued	2,469,136	$5.25
Exercised	(17,595)	$2.27
Cancelled	(23,333)	$22.80

Outstanding at December 31, 2012	3,205,492	$4.56	3.8

Exercisable at December 31, 2012	3,205,492	$4.56	3.8

10. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions during the years ended December 31, 2012, 2011 and 2010:

Innovus Pharmaceuticals, Inc.

Innovus Pharmaceuticals, Inc. (“Innovus”) (formerly “FasTrack Pharmaceuticals, Inc.”) and Sorrento Pharmaceuticals, Inc. (“Sorrento”) were formed by Bio-Quant in 2008. In 2009, Bio-Quant spun-off its pharmaceutical assets to the two companies to enable it to focus on its core business of pre-clinical CRO testing services. Innovus subsequently acquired Sorrento’s assets and liabilities in March 2011. Innovus is a development-stage company of which one former executive officer and one former director of the Company were minority shareholders during 2011 and 2012. Each has left the Company near the end of 2012 and are now directors of Innovus. One current executive officer of the Company has less than a 2% ownership interest of Innovus.

On April 4, 2011, the Company and Innovus entered into an Asset Purchase Agreement, pursuant to which Innovus sold to the Company all the rights it had in certain back-up compounds for PrevOncoTM. PrevOncoTM, a development-stage candidate that we have studied for the treatment of solid tumors, contains a marketed anti-ulcer compound lansoprazole that we believe has the potential to be used alone or in combination with other chemotherapeutic agents. The Company believes PrevOncoTM can be optimized further to increase its efficacy in combination with our NexACT® technology.

In exchange for the PrevOnco™ back-up compound portfolio, the Company loaned Innovus $0.25 million in the form of a secured convertible note and restructured the then existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $0.2 million. The notes were due on April 4, 2013 and bore interest at the rate of prime plus 1%. The notes would automatically convert to common stock of Innovus at a 10% discount if, prior to the maturity date, Innovus completed a material round of financing, closes a merger or acquisition transaction (an “M&A event”), or completed a public offering of its Common stock. In March 2012, Innovus converted the notes to common stock of Innovus based on an M&A event that occurred in December of 2011, through the merger of Innovus with a publicly-traded company, North Horizon, Inc. Under the agreement, Innovus became a subsidiary of North Horizon and the entity was renamed, Innovus Pharmaceuticals, Inc. The Company received an insignificant common stock interest in Innovus (less than 1%) in connection with the conversion which was determined to have an insignificant value.

On October 4, 2012, the Company and Innovus entered into an agreement in which the Company obtained all rights and interests, free of any future obligations to PrevOnco™ in exchange for the return of the Innovus common stock received in March of 2012 and $25,000 in cash. The transaction was recorded as a charge to research and development expense of $25,000 during the year ended December 31, 2012 and there will be no other impact on the financial position or results of operations of the Company from this transaction. Following the settlement transaction, and the departure of the former CEO of the Company and one director of the Company, there are no other related party matters between the Company and Innovus.

Other Related Party Transactions

For the year ended December 31, 2012, the Company purchased approximately $36,000 of drug supplies from an entity owned 100% by the Company’s former CEO. In 2011 the Company purchased approximately $123,000 of drug supplies from the same entity. The Company purchased approximately $48,000 of drug supplies from the same entity during 2010.

11. EQUITY COMPENSATION PLANS

At December 31, 2012, we had two share-based compensation plans that provide for awards to acquire shares of our common stock. In March 2012 our stockholders approved the 2012 Stock Long Term Incentive Plan (the “2012 Plan”) that provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights, as well as certain cash awards. A total of 2.0 million common shares have been authorized for issuance under the 2012 Plan. In May 2011, our stockholders approved an increase in the number of common shares authorized for issuance under the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”) of 2.5 million to 3.8 million.

We currently grant stock options, stock appreciation rights, and restricted and unrestricted compensatory stock under our 2006 Plan. Options granted generally vest over a period of one to five years and have a maximum term of 10 years from the date of grant. At December 31, 2012, an aggregate of 4.8 million shares of common stock are authorized under our equity compensation plans, of which 2.5 million common shares are available for future grants.

Stock Options

A summary of stock option activity during the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding at December 31, 2011	840,833	$4.79	9.0
Granted	1,508,083	$3.15
Exercised	(5,000)	$2.09
Cancelled	(130,000)	$4.24

Outstanding at December 31, 2012	2,213,916	$3.71	8.9	$—

Vested or expected to vest at
December 31, 2012	2,155,026	$4.24	8.9	$—

Exercisable at December 31, 2012	856,868	$4.45	8.3	$—

The weighted average fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was approximately $1.95, $4.40, and $1.76, respectively. At December 31, 2012, 2011, and 2010, there were 856,868, 138,323, and 80,104 options exercisable, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was approximately $15,850, $14,175, and $0.0, respectively, determined as of the date of exercise. The Company received $10,450 in cash from options exercised during the year ended December 31, 2012.

Compensatory Stock Awards

Shares of common stock for compensatory stock awards are generally not issued until vested. A summary of compensatory stock award activity during the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2011	257,063	$4.93
Shares granted	23,136	$2.79
Shares vested and issued	(147,761)	$4.46
Shares forfeited	(19,733)	$4.15

Nonvested shares at December 31, 2012	112,705	$5.15

The total fair value of compensatory stock awards that vested during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $1.0 million and $2.0 million, respectively.

Share-Based Compensation

The value of compensatory stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. For stock options granted to employees and directors, we recognize compensation expense based on the grant-date fair value over the requisite service period of the awards, which is generally the vesting period. We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for the years ended December 31:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Risk-free yields	0.6% – 1.1%	1.2% – 1.7%	1.35% – 5.02%
Expected volatility	70%	255%	54.38% –103.51%
Expected option life	5.25 –6 years	4 years	1 – 6 years
Forfeiture rate	2.66%	2.66%	2.66% – 8.22%

Expected Volatility. The Company uses analysis of historical volatility to compute the expected volatility of its stock options. For the consideration of volatility in 2011, the Company had a limited number of reference points and as a result the expected volatility was considered to be significant but did not have a significant impact to the consolidated financial statements.

Expected Term. The expected life assumptions were based on the simplified method set forth in Staff Accounting Bulletin 14.

Risk-Free Interest Rate. The interest rate used in valuing awards is based on the yield at the time of grant of a U.S. Treasury security with an equivalent remaining term.

Dividend Yield. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. Adjustments have not been significant to date.

As of December 31, 2012, there was $2.5 million in unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 1.2 years.

The value of compensatory stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant and is expensed over the vesting period of the award. As of December 31, 2012 there was $0.3 million in unrecognized compensation cost related to non-vested restricted compensatory stock, which is expected to be recognized over a weighted average period of one year.

The following table indicates where the total stock-based compensation expense resulting from share-based awards appears in the Consolidated Statements of Operations (In thousands):

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Research and development	$299	$307	$87
General and administrative	2,618	1,828	2,253

Total Stock-based compensation expense	$2,917	$2,135	$2,340

12. INCOME TAXES

The Company has incurred losses since inception, which have generated U.S. net operating loss carry forwards (“NOL’S”) of approximately $145.8 million for federal income tax purposes. These carry forwards are available to offset future taxable income and expire beginning in 2018 through 2031 for federal income tax purposes.

Utilization of the NOL’s may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required under Internal Revenue Code Section 382 (“Section 382”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL’s that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL’s would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under authoritative accounting guidance. Any NOL’s that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate.

Details of income tax expense (benefit) are as follows (in thousands):

	DECEMBER 31,
	2012	2011
Income tax expense:
Current:
Federal (U.S.)	$—	$—
State (U.S.)	—	—
Foreign	—	—

Total Current	—	—
Deferred:
Federal (U.S.)	—	—
State (U.S.)	—	—
Foreign	516	—

Total Deferred	516	—

Income tax expense	$516	$—

The Company assumed $0.5 million of deferred tax assets in France related to Finesco. During 2012 the value of the deferred tax assets increased to $1.3 million primarily associated with net operating losses from the French operations. In consideration of the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance to fully offset the deferred tax assets in France.

Deferred tax assets of continuing operations consist of the following:

	DECEMBER 31,
	2012	2011
Net operating tax loss carryforwards	$54,563	$48,200
Deferred compensation	482	382
Other accruals and reserves	1,199	1,257
Basis of intangible assets	20	(997)
Capital loss	—	1,067

Total deferred tax asset	56,264	49,909
Less valuation allowance	(56,264)	(49,909)

Net deferred tax asset	$—	$—

The net operating loss carry forwards and tax credit carry forwards resulted in a noncurrent deferred tax asset at December 31, 2012 and 2011 of approximately $54.6 million and $48.2 million respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such date.

The Company follows the provisions of Income Tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2001 to 2012 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, the Company has not recorded any interest and penalties related to uncertain tax positions. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

A reconciliation of the Company’s unrecognized tax benefits from January 1, 2012 through December 31, 2012 is provided in the following table (in thousands):

2012
Balance as of January 1, 2012	$—
Increase/(decrease) in current period positions	155
Increase/(decrease) in prior period positions	2,724

Balance as of December 31, 2012	$2,879

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for continuing operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

	FOR THE YEARS ENDED DECEMBER 31,
	2012	2011	2010
Federal statutory tax rate	(34%)	(34%)	(35%)
State taxes, net of federal benefit	(3%)	(5%)	(6%)
Valuation allowance	20%	39%	41%
Prior year true-ups	6%	0%	0%
Foreign rate difference	2%	0%	0%
Permanent differences	11%	0%	0%

Income tax expense	2%	0%	0%

For the years ended December 31, 2012, 2011 and 2010, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

In December 2011, the Company entered into a five year lease agreement for its new headquarters location in San Diego, California expiring December 31, 2016. The Company has an option to extend the lease another five years. The headquarters lease term contains a base rent of $23,990 per month with 3% annual escalations, plus a supplemental real estate tax and operating expense charge to be determined annually. The Company received a five month base rent abatement with the lease agreement. This abatement is recoverable by the landlord on a straight line amortized basis over 60 months should the Company terminate the lease early for any reason.

Finesco has two office leases, various equipment leases and automobile leases. The Scomedica office in Montigny-le-Bretonneux, France is on a nine year lease expiring November 30, 2020. The lease agreement had a base rent of €4,294 ($5,675 at December 31, 2012) per month with an accelerated escalation for years two and three. For years four and on, the escalation is based on the French ICC index, which is recognized on a straight-line basis over the term of the lease agreement. The agreement includes real estate tax and operating expenses to be determined and charged annually. The Company received a six month base rent abatement with the lease agreement. Finesco also has a lease for a small office in Paris that is also on a nine year lease expiring April 16,

2015 with a current monthly payment of €1,011 ($1,336 at December 31, 2012). The escalation is also based on the French ICC index. The agreement includes real estate tax and operating expenses to be determined and charged annually.

Scomedica has automobile leases for its sales force. The automobile leases have terms ranging from 24 to 48 months with the last one expiring on June 19, 2015. The monthly payment in December of 2012 is €36,014 ($47,593 at December 31, 2012).

For the years ended December 31, 2012, 2011 and 2010, rent expense for continuing operations totaled $0.7 million, $0.4 million and $0.4 million, respectively.

Future minimum rental payments under all operating leases as of December 31, 2012 are as follows (in thousands):

Years Ended December 31,
2013	$1,049
2014	737
2015	563
2016	423
2017	104
Thereafter	447

Total	$3,323

Legal matters

In the normal course of business, we may become subject to lawsuits and other claims and legal proceedings. Such matters are subject to uncertainty and outcomes are often not predictable with assurance.

14. SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

Segment Information

The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. The Company’s CODM is the Chief Executive Officer. The Company currently operates in three segments:

•	Pharmaceuticals—designs and develops pharmaceutical products including those with its NexACT ® platform;

•	Diagnostic Sales—sells diagnostic products and, prior to June 30, 2011, provided pre-clinical CRO services through the Company’s former subsidiary, Bio-Quant; and

•	Contract Sales—provides contract sales for third party pharmaceutical companies through the Company’s subsidiary, Finesco.

Segment information for our continuing operations for the years ended December 31, 2012, 2011 and 2010, respectively is as follows (in thousands):

	FOR THE YEAR ENDED DECEMBER 31, 2012
	Pharmaceuticals	Diagnostic Sales	Contract Sales	Other or Unallocated	Total
Revenues from external customers	$4,999	$471	$2,946	$—	$8,416
Income (loss) from continuing operations	(14,000)	115	(11,675)	—	(25,560)
Depreciation and amortization expense	203	—	—	—	203
Other significant noncash items:
Impairment of goodwill and intangible assets	(210)	—	(8,044)	—	(8,254)
Income tax expense	—	—	516	—	516
Total assets	16,740	475	3,933	—	21,148
Expenditures on long lived assets	392	—	44	—	436

	FOR THE YEAR ENDED DECEMBER 31, 2011
	Pharmaceuticals	Bio-Quant CRO and Diagnostic Sales	Contract Sales	Other or Unallocated	Total
Revenues from external customers	$1,509	$2,592	$—	$—	$4,101
Income (loss) from continuing operations	(15,410)	53	—	(2,760)	(18,117)
Depreciation and amortization expense	351	251	—	—	602
Other significant noncash items:
Loss on sale of Bio-Quant	—	—	—	(2,760)	(2,760)
Total assets	11,940	304	—	—	12,244
Expenditures on long lived assets	111	151	—	—	262

	FOR THE YEAR ENDED DECEMBER 31, 2010
	Pharmaceuticals	Bio-Quant CRO and Diagnostic	Contract Sales	Other or Unallocated	Total
Revenues from external customers	$40	$4,933	$—	—	$4,973
Income (loss) from continuing operations	(9,820)	(19,688)	—	—	(29,508)
Depreciation and amortization expense	648	341	—	—	989
Other significant noncash items:
Impairment of goodwill and intangible assets	—	(10,168)	—	—	(10,168)
Total assets	15,025	3,839	—	—	18,864
Expenditures on long lived assets	2	434	—	—	436

Geographic Information

Revenues and net long-lived assets by geographic area for our continuing operations are as follows (in thousands):

	December 31,
	2012	2011	2010
United States	$235	2,596	4,168
North America—Other	2,511	173	314
France	2,971	—	—
Europe—Other	2,558	963	148
Rest of the World	141	369	343

	$ 8,416	$4,101	$4,973

Long-lived assets located in:
United States	491	4,384	5,421
France	516

15. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We determine the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table summarizes our assets and liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures (in thousands):

	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012
Contingent consideration (discontinued operations)	$1,748	$—	$—	$1,748
Deferred compensation	$868		$—	$868
At December 31, 2011
Contingent consideration	$1,917	$—	$—	$1,917
Deferred compensation	$—	$—	$—	$—

Contingent Consideration.

The $1.7 million and $1.9 million estimated fair value of additional purchase consideration (“contingent consideration”) at December 31, 2012 and 2011, respectively, based on the projected achievement of various regulatory and product cost reductions milestones which would be settled in shares of common stock based on the fair value at the date the milestone is achieved. We determined the fair values of the obligation to pay additional milestone payments using various inputs, including probability of success, discount rates and amount of time until the conditions of the milestone payments are anticipated to be met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a risk adjusted cost of capital factor of 23.6%, which is representative of the rate of return a market participant would expect to receive from these assets. Management’s estimate of the range of milestone stock payments varies from approximately $0.3 million if no regulatory or commercial milestones are achieved to approximately $2.3 million if all milestones are achieved.

Deferred Compensation.

Finesco SAS, through its Scomedica subsidiary, has an accrued retirement benefit liability of $0.9 million at December 31, 2012, which is mandated by the French Works Council that consists of one lump-sum paid on the last working day when the employee retires. The amount of the payment is based on the length of service and earnings of the retiree. The cost of the obligation is estimated using the present value at the end of the reporting period representing Level 3 inputs. Actuarial estimates for the obligation are performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related retirement liability.

The following table summarizes the activity in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Contingent Consideration	Deferred Compensation	Total
Balance at January 1, 2012	$1,917	$—	$1,917
Contingent consideration expense included in discontinued operations	(1,748)	—	(1,748)
Interest income, net	(169)	—	(169)
Deferred compensation expense acquired	—	600	600
Deferred compensation expense included in cost of service and general and administrative expenses	—	268	268

Balance at December 31, 2012	$—	$868	$868

16. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents our unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012 (1)
Net revenue	$781	$120	$5,011	$2,504
Gross profit	705	36	3,341	(220)
Loss from continuing operations (2), (3)	(3,667)	(4,291)	(1,886)	(15,716)
Loss from discontinued operations (4)	(1,046)	(635)	(608)	(3,922)
Net loss	(4,713)	(4,926)	(2,494)	(19,638)
Basic and diluted loss per share (5)
Loss from continuing operations	(0.15)	(0.16)	(0.07)	(0.53)
Loss from discontinued operations (4)	(0.05)	(0.03)	(0.02)	(0.13)
Net loss	(0.20)	(0.19)	(0.09)	(0.66)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net revenue	$1,587	$1,595	$799	$120
Gross profit	582	589	665	28
Loss from continuing operations (6)	(3,411)	(7,794)	(2,220)	(4,692)
Loss from discontinued operations	—	—	—	—
Net loss	(3,411)	(7,794)	(2,220)	(4,692)
Basic and diluted loss per share
Loss from continuing operations	(0.18)	(0.39)	(0.11)	(0.22)
Loss from discontinued operations	—	—	—	—
Net loss	(0.18)	(0.39)	(0.11)	(0.22)

(1)	In December 2012, the Company made the strategic decision to divest its operating segment aggregated in the Pharmaceuticals reporting segment, Apricus Pharmaceuticals (USA), Inc. (“Apricus Pharmaceuticals”) which is comprised of its U.S. oncology care products, and is currently seeking buyers for this business. The results of the Apricus Pharmaceuticals operations are classified as discontinued operations in the Company’s consolidated financial statements for all periods presented. In 2011, there were no operations.
(2)	Loss from continued operations during the fourth quarter of 2012 includes a one-time charge for $8.3 million to record an impairment of the goodwill associated with the Finesco transaction.
(3)

Loss from continued operations during the fourth quarter of 2012 includes a one-time charge for $1.3 million to record a valuation allowance on the deferred tax asset Finesco transaction. This valuation allowance was recorded as a tax expense and is partially offset by deferred tax assets recorded subsequent to the Finesco transaction. The impact to the loss from continuing operations is a charge of $0.5 million presented as tax expense on the consolidated statement of operations and comprehensive loss.
(4)	Loss from discontinued operations during the fourth quarter of 2012 includes $2.9 million for the impairment of intangible assets and goodwill related to our discontinued operations.
(5)	The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly basis compared to an annual basis.
(6)	Loss from continuing operations during the second quarter of 2011 includes a loss of $2.8 million on the sale of our Bio-Quant subsidiary.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision and with the participation of the Company’s executive management team, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed, under the supervision and with the participation of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 using criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

We have excluded Finesco SAS, Scomedica and NexMed Pharma from our assessment of internal control over financial reporting as of December 31, 2012, because they were acquired by us in separate purchase business combinations during 2012. Finesco SAS, Scomedica and NexMed Pharma are wholly-owned subsidiaries whose total assets and total revenues represent 9 percent and 34 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our Proxy Statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Stockholders under the headings “Election of Class I Directors,” “Executive Officers” Section 16(a) “Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees; Corporate Governance.”

Executive Officers

Our current executive officers and their respective ages and positions are set forth in the following table. Biographical information regarding each executive officer who is not also a director is set forth following the table.

Name	Age	Position
Steve Martin	52	Interim Chief Executive Officer and Chief Financial Officer
Randy Berholtz, Esq.	51	Executive Vice President, General Counsel and Secretary
Edward Cox	32	Vice President of Corporate Development and Investor Relations

Steve Martin has served as our Interim Chief Executive Officer since November 2012, and as our Senior Vice President and Chief Financial Officer since June 2011. Mr. Martin is a certified public accountant, with over twenty-five years of financial leadership, with significant expertise in growing public companies in a variety of industries, including the life sciences. Beginning in 2008 to 2011, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software, a publicly-traded software company. Mr. Martin also served as Interim CEO for ten months with BakBone, leading up to the sale of the Company in January of 2011. During 2007 and 2008, Mr. Martin served as a Consultant and as the Chief Accounting Officer of Leap Wireless International, a $2 billion revenue telecommunications company. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded company specializing in the development, manufacture and marketing of specialized research and clinical diagnostic products. Mr. Martin’s previous experience also includes the position of Controller with publicly traded Gen-Probe Incorporated, a life sciences company, as well as ten years with the public accounting firm of Deloitte & Touche. Mr. Martin holds a Bachelors of Science degree from San Diego State University.

Randy Berholtz, Esq. has served as our Executive Vice President, General Counsel and Secretary since January 2011. From 2004 to 2010, Mr. Berholtz was the Vice President, General Counsel and Secretary of ACON Laboratories, Inc., a diagnostics company based in San Diego and Hangzhou, China. Mr. Berholtz was the Chief Operating Officer and General Counsel of Inglewood Ventures, LP, a life sciences venture capital firm from 2003 to 2004. Mr. Berholtz held several positions at Nanogen, Inc., a publicly traded genomics company from 2000 to 2003, including Senior Corporate Counsel, and later Acting General Counsel and Secretary. Mr. Berholtz was an attorney with the law firms of Heller Ehrman, LLP and Cooley Godward, LLP in San Diego, with Cravath, Swaine and Moore in New York City and Kirkpatrick & Lockhart (now K&L Gates) in Pittsburgh, Pennsylvania. Mr. Berholtz holds a bachelor’s degree (summa cum laude) from Cornell University, a master’s degree from Oxford University where he was a Rhodes Scholar and a law degree from the Yale Law School.

Edward Cox has served as our Vice President Corporate Development and Investor Relations since December 2009 having previously served as President and a member of the Board of Directors of Bio-Quant since January 2007. He has broad experience in finance and strategic business planning for companies. Mr. Cox has served as an Officer and/or Director of several early-stage companies and was a Business Strategist for companies in the areas of Healthcare, Life Science, Technology and Resources. Mr. Cox holds a Master of Science in Management from the Warrington College of Business Administration at the University of Florida, and his Certified Licensing Professional (CLP) certification from the Licensing Executives Society.

Code of Ethics

We have adopted a Code of Ethics, as amended, that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors and employees. The Code of Ethics is available in the Corporate Governance section of the Investors page on our website at www.apricusbio.com. We will disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the headings “Executive Compensation”, “Directors Compensation” and “Board of Directors and Committees; Corporate Governance” in our Proxy Statement, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of December 31, 2012, about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the “Equity Plans”):

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,213,916	(1)	$3.71	2,476,978	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	2,213,916		$3.71	2,476,978

(1)	Consists of options outstanding at December 31, 2012 under The NexMed Inc. Stock Option and Long Term Incentive Plan (the “Incentive Plan”) and The NexMed, Inc. 2006 Stock Incentive Plan (the “2006 Plan”).
(2)	Consists of 2,000,000 and 476,978 shares of Common Stock that remain available for future issuance, at December 31, 2012, under the 2012 Stock Long Term Incentive Plan (the “2012 Plan”) and 2006 Plan, respectively

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item 13 is incorporated by reference to the information under the caption “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees; Corporate Governance” to be contained in the Proxy Statement which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item 14 is incorporated by reference to the information under the caption “Fees for Independent Registered Public Accounting Firm” contained in the Proxy Statement which is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

EXHIBITS NO.	DESCRIPTION

1.1	Sales Agreement, dated April 21, 2010, by and between Apricus Biosciences, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2010).

1.2	Controlled Equity Offering Agreement, dated December 30, 2011, by and between Apricus Biosciences, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

1.3	Underwriting Agreement, dated February 9, 2012, by and among Apricus Biosciences Inc., Lazard Capital Markets, LLC, JMP Securities, LLC and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2012).

2.1+	Stock Purchase Agreement, dated December 15, 2011, by and among Apricus Biosciences Inc., TopoTarget A/S, and TopoTarget USA, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2012).

2.2	Stock Contribution Agreement, dated June 19, 2012, by and among Apricus Biosciences, Inc., Finesco SAS, Scomedica SA and the shareholders of Finesco named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report form 8-K, filed with the Securities and Exchange Commission on July 13, 2012).

3.1	Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of Apricus Biosciences, Inc., dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of Apricus Biosciences, Inc., dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

EXHIBITS NO.	DESCRIPTION

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-A12GK filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Fourth Amended and Restated Bylaws, dated December 18, 2012.

4.1	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

4.2	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

4.3	Amendment No. 1 to Rights Agreement, dated January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

4.4	Form of Warrant, dated October 26, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

4.5	Form of Warrant, dated July 28, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form S-3 filed with the Securities and Exchange Commission on July 29, 2008).

4.6	Shareholder Rights Agreement, dated March 22, 2011, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-A12G filed with the Securities and Exchange Commission on March 24, 2011).

4.7	Form of Warrant, dated September 17, 2010 (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

4.9	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2012).

EXHIBITS NO.	DESCRIPTION

4.11	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

10.1*	Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001).

10.2*	The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2004).

10.3	License Agreement, dated March 22, 1999, by and between NexMed International Limited and Vergemont International Limited (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2000).

10.4*	Employment Agreement, dated February 26, 2002, by and between NexMed, Inc. and Dr. Y. Joseph Mo (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002).

10.5*	Amendment, dated September 26, 2003, to Employment Agreement by and between NexMed, Inc. and Dr. Y. Joseph Mo dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.6*	Form of Stock Option Grant Agreement between Apricus Biosciences and its Directors (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.7*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.8+	License Agreement, dated November 1, 2007, by and between NexMed, Inc. and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008).

10.9	Side Letter, effective June 27, 2008, to License Agreement by and among NexMed, Inc, NexMed International Limited and Novartis International Pharmaceutical Ltd., dated September 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008).

10.10*	NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.11	Asset Purchase Agreement, dated February 3, 2009, by and between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.12	License Agreement, dated February 3, 2009, by and between NexMed, Inc. and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

EXHIBITS NO.	DESCRIPTION

10.13	Purchase Agreement, dated March 15, 2010, by and between NexMed, Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.14*	Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed on April 6, 2012).

10.15	Registration Rights Agreement, dated March 15, 2010 (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.16	Amendment, dated December 7, 2012, by and among Apricus Biosciences, Inc. and The Tail Wind Fund Ltd., Solomon Strategic Holdings, Inc. and Tail Wind Advisory & Management Ltd.

10.17	Amended and Restated 7% Convertible Note Due December 31, 2014 with The Tail Wind Fund Ltd.

10.18	Amended and Restated 7% Convertible Note Due December 31, 2014 with Solomon Strategic Holdings, Inc.

10.19	Amended and Restated 7% Convertible Note Due December 31, 2014, with Tail Wind Advisory & Management Ltd.

10.20	Real Estate Purchase Agreement, dated November 7, 2012, by and between NexMed, Inc. and Maujer, LLC.

10.21	Real Estate Purchase Agreement, dated December 28, 2012, by and between NexMed, Inc. and Jack Breitkopf.

10.22	NexMed, Inc. Subscription Agreement and Instructions (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.23	Form of Unsecured Promissory Note (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.24	Sales Agreement, dated April 21, 2010, by and between Apricus Biosciences, Inc. and Brinson Patrick Securities Corporation (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010).

10.25	Warrant Agent Agreement, dated September 17, 2010, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

10.26	Separation Agreement, dated June 1, 2011, by and between the Company and Mark Westgate (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011).

10.27*	Amended and Restated Employment Agreement, dated January 31, 2011, by and between Apricus Biosciences, Inc. and Dr. Bassam Damaj (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.28*	Employment Agreement by and between Apricus Biosciences, Inc. and Randy Berholtz, dated May 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2011).

EXHIBITS NO.	DESCRIPTION

10.29*	Employment Agreement by and between Apricus Biosciences, Inc. and Steve Martin, dated June 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011).

10.30	Separation Agreement, dated December 28, 2012, by and between Apricus Biosciences, Inc. and Dr. Bassam Damaj.

10.31	Consulting Agreement, dated August 5, 2011, by and between Apricus Biosciences, Inc. and Echo Galaxy Limited (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2012).

10.32	Registration Rights and Transfer Restriction Agreement, dated July 12, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on July 13, 2012).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Dated: March 18, 2013	By:	/s/ STEVE MARTIN
Steve Martin Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ STEVE MARTIN STEVE MARTIN	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 18, 2013

/s/ RUSSELL RAY RUSSELL RAY	Chairman of the Board of Directors	March 18, 2013

/s/ LEONARD A. OPPENHEIM LEONARD A. OPPENHEIM, ESQ.	Director	March 18, 2013

/s/ DEIRDRE GILLESPIE DEIRDRE GILLESPIE, M.D.	Director	March 18, 2013

/s/ KLEANTHIS G. XANTHOPOULOS, KLEANTHIS G. XANTHOPOULOS, Ph.D.	Director	March 18, 2013

/s/ PAUL V. MAIER PAUL V. MAIER	Director	March 18, 2013

EXHIBIT INDEX

3.9	Fourth Amended and Restated Bylaws, dated December 18, 2012.

10.16	Amendment, dated December 7, 2012, by and among Apricus Biosciences, Inc. and The Tail Wind Fund Ltd., Solomon Strategic Holdings, Inc. and Tail Wind Advisory & Management Ltd.

10.17	Amended and Restated 7% Convertible Note Due December 31, 2014 with The Tail Wind Fund Ltd.

10.18	Amended and Restated 7% Convertible Note Due December 31, 2014 with Solomon Strategic Holdings, Inc.

10.19	Amended and Restated 7% Convertible Note Due December 31, 2014, with Tail Wind Advisory & Management Ltd.

10.20	Real Estate Purchase Agreement, dated November 7, 2012, by and between NexMed (U.S.A.), Inc. and Maujer, LLC.

10.21	Real Estate Purchase Agreement, dated December 28, 2012, by and between NexMed (U.S.A.), Inc. and Jack Breitkopf.

10.30	Separation Agreement, dated December 28, 2012, by and between Apricus Biosciences, Inc., and Dr. Bassam Damaj.

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.