Form 10-Q
period 2013-03-31
APRICUS BIOSCIENCES, INC.
filed 2013-05-10
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

Commission file number 0-22245

APRICUS BIOSCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of May 6, 2013, 30,542,445 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share data)

	MARCH 31, 2013	DECEMBER 31, 2012 (1)
Assets
Current assets
Cash and cash equivalents	$14,104	$15,130
Accounts receivable	499	678
Restricted cash	343	52
Prepaid expenses and other current assets	602	590
Property held for sale	—	3,654
Current assets of discontinued operations	35	791

Total current assets	15,583	20,895
Property and equipment, net	615	601
Other long term assets	98	100
Restricted cash long term	332	343
Noncurrent assets of discontinued operations	—	1,940

Total assets	$16,628	$23,879

Liabilities and stockholders’ (deficit) equity
Current liabilities
Trade accounts payable	$1,850	$2,284
Accrued expenses	3,734	1,841
Accrued compensation	1,931	1,905
Deferred revenue	504	536
Deferred compensation	425	616
Contingent consideration	1,407	—
Other current liabilities	202	57
Current liabilities of discontinued operations	116	3,527

Total current liabilities	10,169	10,766
Long term liabilities
Convertible notes payable	3,394	3,413
Derivative liability	1,491	906
Deferred compensation	1,522	1,529
Contingent consideration	443	—
Other long term liabilities	218	196
Noncurrent liabilities of discontinued operations	—	448

Total liabilities	17,237	17,258

Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 30,354,715 and 29,937,669 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	30	30
Additional paid-in-capital	258,443	257,078
Accumulated other comprehensive income	719	641
Accumulated deficit	(259,801)	(251,128)

Total stockholders’ (deficit) equity	(609)	6,621

Total liabilities and stockholders’ (deficit) equity	$16,628	$23,879

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

And Other Comprehensive Loss (Unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
License fee revenue	$32	$671
Product sales	105	110
Contract service revenue	882	—

Total revenue	1,019	781
Cost of product sales	71	76
Cost of services revenue	1,847	—

Gross profit	(899)	705
Costs and expenses
Research and development	1,413	1,177
General and administrative	3,846	3,240

Total costs and expenses	5,259	4,417

Loss from continuing operations before other (expense) income	(6,158)	(3,712)
Other (expense) income
Interest expense, net	(231)	(71)
Rental income	90	111
Other (expense) income, net	(648)	5

Total other (expense) income	(789)	45

Loss from continuing operations	(6,947)	(3,667)

Loss from discontinued operations	(1,726)	(1,046)

Net loss	$(8,673)	$(4,713)

Basic and diluted loss per common share
Loss from continuing operations	$(0.23)	$(0.15)

Loss from discontinued operations	$(0.06)	$(0.05)

Net loss	$(0.29)	$(0.20)

Weighted average common shares outstanding used for basic and diluted loss per share	30,178,265	24,013,386

Comprehensive loss
Net loss	$(8,673)	$(4,713)
Foreign currency translation adjustments	78	—

Comprehensive loss	$(8,595)	$(4,713)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	29,937,669	$30	$257,078	$641	$(251,128)	$6,621

Issuance of compensatory restricted stock to employees, consultants and Board of Director members	65,723	—	—	—	—	—
Stock-based compensation expense	—	—	441	—	—	441
Issuance of common stock, net of offering costs	312,450	—	791	—	—	791
Issuance of common stock upon conversion of convertible notes	38,873	—	133	—	—	133
Foreign currency translation gain	—	—	—	78	—	78
Net loss	—	—	—	—	(8,673)	(8,673)

Balance at March 31, 2013	30,354,715	$30	$258,443	$719	$(259,801)	$(609)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share data)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows from operating activities of continuing operations:
Net loss	$(8,673)	$(4,713)
Loss from discontinued operations	(1,726)	(1,046)
Net loss from continuing operations	(6,947)	(3,667)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	21	98
Accretion of debt discount	68	—
Stock-based compensation expense	441	535
Changes in derivative liability	631	—
Accretion of interest on contingent consideration	90	99
Other	(4)	—
Changes in operating assets and liabilities of continuing operations, net of assets and liabilities acquired and divested in business acquisition and divestiture:
Accounts receivable	164	(871)
Prepaid expenses and other current assets	(25)	(90)
Deferred rental income	—	(42)
Accounts payable	(416)	(512)
Accrued expenses	173	55
Accrued compensation	113	(286)
Deferred revenue	(32)	177
Deferred compensation	(285)	(43)
Other liabilities	(3)	51

Net cash used in operating activities from continuing operations	(6,011)	(4,496)

Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(37)	(20)
Proceeds from the sale of property	3,657	—
Deposit of restricted cash	(291)	—

Net cash provided by (used in) investing activities from continuing operations	3,329	(20)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of warrants	—	35
Proceeds from the exercise of stock options	—	10
Issuance of common stock, net of offering costs	791	19,489

Net cash provided by financing activities from continuing operations	791	19,534

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(761)	(664)
Net cash provided by (used in) investing activities of discontinued operations	1,500	(260)

Net cash provided by (used in) discontinued operations	739	(924)
Effect of foreign currency exchange rates changes on cash	126	—

Net (decrease) increase in cash and cash equivalents	(1,026)	14,094
Cash and cash equivalents, beginning of period	15,130	7,435

Cash and cash equivalents, end of period	$14,104	$21,529

Cash paid for interest	$73	$74

Supplemental Information:
Issuance of 38,873 shares of common stock upon conversion of convertible note	133	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Notes to

Condensed Consolidated Financial Statements (Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. and Subsidiaries (“we,” “us,” “our” or the “Company”) was incorporated in Nevada in 1987. The Company has operated in the pharmaceutical industry since 1995, initially focusing on research and development in the area of drug delivery and now primarily focused on product development and commercialization in the area of sexual health. The Company’s proprietary drug delivery technology is called NexACT® and the Company has one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction (“ED”). Also in the area of sexual health is the Company’s Femprox® product candidate for female sexual arousal disorder (“FSAD”).

In July 2012, the Company accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco SAS, a holding company incorporated in France (“Finesco”) and Scomedica SAS, a company incorporated in France and a wholly owned subsidiary of Finesco (“Scomedica”). This transaction was a business acquisition under U.S. GAAP. (See Note 3 in the Notes to the condensed consolidated financial statements.) Further, in July 2012, the Company (through Finesco) acquired all of the capital stock of Portalis SARL, a French company that holds a French pharmaceutical sales license. We later changed the name and corporate structure of Portalis SARL to NexMed Pharma SAS (“NexMed Pharma”) (collectively, Finesco, Scomedica and NexMed Pharma are referred to herein as the “French Subsidiaries”).

In December 2012, the Company initiated strategic changes to its business by seeking a buyer for its U.S. oncology supportive care business including its products Totect® and Granisol®. In March 2013, Apricus Pharmaceuticals USA, Inc. (“TopoTarget” or “Apricus Pharmaceuticals”), the Company’s wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Biocodex Agreement”) whereby the Company sold to Biocodex, Inc. (“Biocodex”) all of the Company’s rights and certain related information, property and inventory related to Totect®. (See Note 4 in the Notes to the condensed consolidated financial statements.)

In addition, in March 2013, the French Subsidiaries entered into a bankruptcy reorganization procedure as a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s strategic decision to cease financing the French Subsidiaries. (See Note 3 in the Notes to the condensed consolidated financial statements.) In April 2013, Finesco and Scomedica entered into a judicial liquidation procedure and NexMed Pharma remained in bankruptcy reorganization and had not entered into judicial liquidation.

These actions are intended to enable the Company to increase our focus on our primary products, Vitaros® for ED in which the Company is seeking additional regulatory approvals and potential licensing opportunities and Femprox® for FSAD in which the Company intends to conduct further clinical development activities.

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature, considered necessary for fair statement, have been included in the accompanying condensed consolidated financial statements. Certain prior year items have been reclassified to conform to the current year presentation. The condensed consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2012. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most significant estimates relate to the estimated fair value of future contingent consideration related to the acquisition of Topotarget and other acquisition or disposition related activities, whether revenue recognition criteria have been met, estimated costs to complete under its research contracts, the fair value of its embedded derivatives related to the convertible notes payable, and valuation allowances for the Company’s deferred tax benefit. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The Company does not expect the adoption to have a material impact on our condensed consolidated financial position and results of operations.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of approximately $259.8 million at March 31, 2013, recorded a net loss of approximately $8.7 million for the three months ended March 31, 2013 and has principally been financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $18.4 million from our February 2012 follow-on public offering and approximately $2.0 million in 2012 and approximately $0.8 million during the first quarter of 2013 from the sale of common stock via our “at-the-market” stock selling facility. In March 2013, the Company completed the sale of its New Jersey Facility to a third-party resulting in net proceeds to the Company of approximately $3.6 million. (See Note 5 in the Notes to the condensed consolidated financial statements). In March 2013, the Company received $1.5 million in cash, as consideration for the sale of its Totect® assets. (See Note 4 in the Notes to the condensed consolidated financial statements). These cash generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.

Our cash and cash equivalents at March 31, 2013 were approximately $14.1 million. We expect to require external financing to fund our long-term operations. Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations into 2014. We expect to continue to have net cash outflows from operations in 2013 as we execute our market approval and commercialization plan for Vitaros®, develop and implement a regulatory and clinical trial program for Femprox® for FSAD and further develop our pipeline products. We expect our cash inflows during 2013 will be from licensing and milestone revenues received from commercial partners for our late stage product candidates. We expect our most significant expenditures in 2013 will include development expenditures including continued regulatory and manufacturing activities related to Vitaros® and costs associated with the clinical development of Femprox®.

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

As a result of two of the French Subsidiaries entering into judicial liquidation procedures in April 2013 and the third smaller entity remaining in judicial reorganization, the Company expects to deconsolidate the French Subsidiaries in the second quarter of 2013. Although we do not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could attempt to impose these liabilities on the Company. If that was to occur, we may be required to satisfy part or all of the liabilities of the liquidating French Subsidiaries. If the Company were subject to the liabilities of the liquidating entities, then it is likely that the liquidation activities in France could have a material adverse effect on the Company’s financial condition.

2. LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

In January 2012, the Company entered into an exclusive license agreement with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for ED in Canada. The product was approved by Health Canada in late 2010. Under the license agreement, the Company received $2.5 million in October 2012 as an up-front payment. Over the term of the agreement, the Company has the right to receive an additional $13.2 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.

The Company determined that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $2.5 million from Abbott was recorded as revenue in the third quarter of 2012.

In February 2012, the Company entered into an exclusive license agreement with Sandoz, a division of Novartis (“Sandoz”) for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company has the right to receive up to approximately €22 million ($28.2 million at March 31, 2013) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $0.7 million (net of tax withholdings) from Sandoz was recorded as revenue in the first quarter of 2012.

In February 2012, the Company entered into an Alprostadil Cream and Placebo Clinical Supply Agreement (the “Supply Agreement”), as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”). Under the Supply Agreement, the Company will receive approximately $0.3 million in exchange for a supply of Vitaros® cream ordered by Warner Chilcott UK. In addition, we are currently updating the IND for Vitaros® in the U.S. with the new manufacturing data currently utilized at our manufacturing partner’s facility. In September and October of 2012, the Company received additional work orders from Warner Chilcott UK under the Supply Agreement, ordering additional quantities of the Vitaros® product and requesting certain testing procedures be performed by the Company. The associated aggregate amount of the purchase orders received in 2012 from Warner Chilcott UK is approximately $1.2 million and reflects the value of the products to be delivered and certain testing procedures to be performed.

In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH International (“Takeda”) to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. Under the license agreement, the Company has the right to receive license fees of up to €34.65 million ($44.4 million at March 31, 2103) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus low double-digit royalty payments. The agreement with Takeda includes two deliverables, the granting of a license and manufacturing with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda will be recognized as revenue for the supply element when earned. Given no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.

The Company recognized $0.03 million in license fee revenue for the three months ended March 31, 2013. During the first quarter of 2012 the Company recognized $0.7 million in license fee revenue (net of tax withholdings) related to the Sandoz agreement.

3. BUSINESS ACQUISITIONS AND DISPOSITIONS

Ownership of the French Subsidiaries

On July 12, 2012, the Company entered into an agreement under which it accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco and its wholly owned subsidiary, Scomedica (the “Contribution Agreement”), which became a wholly-owned subsidiary of the Company in a transaction accounted for under the acquisition method of accounting for business combinations under the business combination guidance. Further, in July 2012, the Company (through Finesco) acquired all of the capital stock of NexMed Pharma. Accordingly, the assets acquired and liabilities assumed of the French Subsidiaries were recorded as of the transaction date at their respective fair values and are included in the condensed consolidated balance sheet at December 31, 2012.

Supplemental Pro Forma Information for Acquisitions (unaudited)

The following unaudited supplemental pro forma information for the three months ended March 31, 2012 assumes the contribution of the French Subsidiaries had occurred as of January 1, 2012, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the French Subsidiaries been operated as part of the Company since January 1, 2012 ( in thousands, except share and per share data):

	THREE MONTHS ENDED MARCH 31, 2012
	As Reported	Pro Forma (unaudited)
Total revenue	$781	$3,427
Loss from continuing operations	$(3,667)	$(3,259)
Loss from discontinued operations	$(1,046)	$(1,046)
Basic and diluted loss per common share
Loss from continuing operations	$(0.15)	$(0.12)
Loss from discontinued operations	$(0.05)	$(0.04)
Shares used in computing net loss per common share	24,013,386	26,501,815

On March 28, 2013, the Commercial Court of Versailles, France opened a bankruptcy reorganization of the French Subsidiaries following a declaration of insolvency by their legal representative. On April 25, 2013, Finesco and Scomedica entered into a judicial liquidation procedure. NexMed Pharma, remains in bankruptcy reorganization and has not entered into judicial liquidation. As a result of the conversion of the bankruptcy reorganization into a liquidation process for Finesco and Scomedica, the Company has determined that the three French Subsidiaries will be deconsolidated from the Company’s financial statements at the conversion date, in the second quarter of 2013. Although NexMed Pharma has not entered the bankruptcy liquidation procedure, it is being deconsolidated in connection with the bankruptcy liquidation process underway for Finesco and Scomedica because NexMed Pharma does not have the ability to operate independent of the entities in liquidation and its operations are not material.

4. DISCONTINUED OPERATIONS

Apricus Pharmaceuticals

On December 29, 2011, the Company acquired all of the outstanding stock of TopoTarget USA, Inc., which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), in a transaction accounted for under the acquisition method of accounting for business combinations.

As a result of the transaction, Apricus Pharmaceuticals owned all existing rights to Totect® in North America and South America and their respective territories and possessions. The acquired entity had a pre-existing sales infrastructure, sales team and a revenue-generating product that was acquired to allow the Company to move into the commercialization and sales of oncology and oncology supportive care pharmaceuticals. Totect® (dexrazoxane HCl) is a marketed, injectable treatment for anthracycline extravasation.

The Company made an initial payment of 334,382 shares of common stock valued at $1.7 million, based on the closing market price of the Company’s common stock on the closing date. The Company may be required to make additional milestone payments, based on the achievement of various regulatory and product cost reductions milestones, in shares of common stock based on the fair value at the date the milestone is achieved. Management’s estimate of the range of milestone stock payments varies from approximately $0.3 million if no regulatory or commercial milestones are achieved to a stock payment of approximately $2.3 million if all milestones are achieved. The Company’s estimate of those future milestone payments had a fair value of approximately $1.8 million at March 31, 2013 and $1.7 million at December 31, 2012. In April of 2013, the Company delivered 148,441 shares of common stock representing the $0.3 million of holdback consideration owed to TopoTarget A/S.

Granisol®

In February 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”): (1) a Co-Promotion Agreement in the U.S. for Granisol®, an oral liquid granisetron based anti-emetic product (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its Co-Promotion Agreement with Bi-Coastal Pharmaceuticals, Inc. for Aquoral™, for dry mouth or Xerostomia, in the U.S. and (3) an Asset Purchase Agreement for Granisol® outside of the U.S. (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $0.3 million up-front and agreed to pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol® in the U.S. The Company recorded most of $0.3 million related to the Co-Promotion Agreement as an intangible asset in the Pharmaceuticals segment with an estimated useful life of ten years, which is the life of the agreement. The remaining portion was recorded as research and development expense as the payment is for intellectual property related to a particular research and development project that has not reached technological feasibility in the territories covered by the license and that has no alternative future use.

On June 27, 2012, the Company entered into a termination agreement with PediatRx, Inc. to terminate discussions regarding the potential merger transaction whereby the Company would have acquired PediatRx (the “Merger”). Earlier in that year, on January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, which were valued at a price of $2.68 per share in settlement of the $1.0 million payable. The $1.0 million dollar payment was considered part of the cost of the Co-Promotion Agreement and was recorded as an intangible asset in the Pharmaceuticals segment, with an estimated useful life of ten years, which is the life of the agreement. In addition, the Company retained the ex-U.S. worldwide right to Granisol®.

Discontinued Operations

In December 2012, the Company made the strategic decision to divest Apricus Pharmaceuticals, which is comprised of its U.S. oncology care products, and sought buyers for the business or the individual assets related to Totect® and Granisol®. The assets and liabilities and results of the Apricus Pharmaceuticals operations were classified as discontinued operations in the Company’s condensed consolidated financial statements as of December 31, 2012.

On March 26, 2013, the Company entered into and closed the Biocodex Agreement whereby the Company agreed to sell to Biocodex, all of the Company’s rights and certain related information, property and inventory related to Totect® (the “Assets”) in exchange for $1.5 million in cash at the closing date plus the right to receive double-digit, tiered, decreasing royalties based on Biocodex’s net sales over the next three years (the “Transaction”). The royalty payments are based on a percentage of net sales beginning on March 26, 2013.

The Company retained all liabilities arising in connection with the manufacture or commercialization of Totect® by the Company prior to the closing date of the Transaction. The liabilities, which have been reclassified to continuing operations as of March 31, 2013, are $3.7 million, and include $1.8 million related to the contingent consideration.

A summary of the assets sold in conjunction with the sale of the Assets at March 26, 2013 is as follows (in thousands):

Current assets, including inventory, prepaid expenses	$960
Fixed assets, net of depreciation	63
Technology license, net of accumulated amortization	1,467
Trade name license, net of accumulated amortization	411

$2,901

As the transaction represented a sale of certain assets of the US pharmaceuticals business only, the Company will continue to present the remaining liabilities related to the US pharmaceuticals business. The contingent liability includes payments due for the purchase of TopoTarget USA in 2011. In accordance with the TopoTarget purchase contract, milestone payments may be due related to future events associated with the Totect® product sold to Biocodex. The contingent liabilities related to the Totect® product will continue to be reflected in the balance sheet as of March 31, 2013 and have been reclassified to continuing operations as of the date of the sale.

The Company has evaluated the potential and estimated future earn-out payments prescribed by the future royalty arrangement associated with the Biocodex Agreement, and has performed certain due diligence on Biocodex’s operations. The Company has concluded that it is unable to determine the amount, timing or certainty of its ability to receive future royalty payments from Biocodex associated with the future sales of Totect® and accordingly, it has not recorded an earn-out receivable associated with the Biocodex Agreement. We have recorded a loss of $1.4 million which represents the difference between the book value of the assets sold and the $1.5 million in cash consideration received. The Company will recognize any future earnings related to the receipt of royalties from Biocodex in the reporting period when earned as a recovery of the loss within discontinued operations. This loss and any future earnings will be presented in discontinued operations.

The Company is currently seeking potential buyers for its rights to Granisol®.

The carrying amounts of the assets and liabilities of our discontinued operations are as follows (in thousands):

	MARCH 31, 2013	DECEMBER 31, 2012
Inventories	$—	$285
Prepaid expenses and other current assets	35	506

Current assets of discontinued operations	35	791

Fixed assets, net	—	40
Intangible assets, net	—	1,877
Other long-term assets	—	23

Noncurrent assets of discontinued operatons	—	1,940

Total assets of discontinued operations	$35	$2,731

Trade accounts payable	$—	$699
Accrued expenses	—	1,087
Deferred revenue	116	243
Contingent consideration	—	1,328
Provision for replacement inventory	—	170

Current liabilities of discontinued operations	116	3,527

Contingent consideration	—	420
Provision for replacement inventory	—	28

Noncurrent liabilities of discontinued operations	—	448

Total liabilities of discontinued operatons	$116	$3,975

The operating results of the Company’s discontinued operations are as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Product sales	$157	$—
Cost of goods sold	(38)	—
Operating expenses	(416)	(1,046)
Loss on sale of assets	(1,429)	—

Loss from discontinued operations	$(1,726)	$(1,046)

5. OTHER FINANCIAL INFORMATION

Property and Equipment

Property and equipment are comprised of the following (in thousands):

	MARCH 31 2013	DECEMBER 31 2012
Leasehold improvements	$119	$130
Machinery and equipment	41	126
Capital lease equipment	76	76
Computer software	142	17
Furniture and fixtures	129	31
Equipment in process	226	318

Total property and equipment	733	698

Less: accumulated depreciation and amortization	(118)	(97)

Property and equipment, net	$615	$601

Depreciation expense totaled $0.02 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Sale of Property

In August of 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, during the year-ended December 31, 2012, the land, building and machinery associated with the facility were reclassified to property held for sale. The monthly depreciation and amortization previously attributed to the assets were ceased. On December 28, 2012, an agreement was signed to sell the facility for a total of $4.1 million. The Company performed a review for impairment of the facility based on this offer price less the estimated selling costs of $0.5 million and recorded an impairment charge of approximately $0.5 million in general and administrative expenses in 2012. The property was leased to a tenant under a long-term lease.

On March 11, 2013, the building was sold for the gross sales price of $4.1 million to an unrelated third party buyer for cash. The rental income received from the tenant was recognized as Other income in continuing operations during the quarter ended March 31, 2013.

Pursuant to the building sale agreement, $0.2 million is held in escrow for environmental remediation services to be performed and for taxes, both of which are the obligation of the Company. The Company has recorded a liability for the environmental remediation and tax liabilities which is included in accrued liabilities. Both liabilities are expected to be satisfied within the current year and therefore are classified as restricted cash-current and current liabilities, respectively. Those amounts represent the best estimate of the fair value of the total obligations.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	MARCH 31, 2013	DECEMBER 31, 2012
Outside services research and development	$1,265	$564
Professional fees	731	286
Consulting	722	388
Other	720	244
Social and VAT taxes	296	359

	$3,734	$1,841

6. DEFERRED COMPENSATION

On December 28, 2012, the Company entered into a Separation Agreement and Mutual Release (the “Separation Agreement”) with Bassam Damaj, Ph.D. (“Dr. Damaj”). Dr. Damaj served as the Company’s President and Chief Executive Officer until November 2012, at which time he tendered his resignation as an officer and director of the Company. Pursuant to the Separation Agreement, the Company has agreed to pay Dr. Damaj a total of $0.5 million in cash, of which $0.1 million was paid in 2012, $0.2 million was paid in the quarter ended March 31, 2013 and the remaining amount of $0.2 million is expected to be paid during the remainder of 2013 and is included in accrued compensation in current liabilities, in the accompany balance sheet. During the quarter-ended March 31, 2013, 46,667 shares were issued to Dr. Damaj in accordance with the Separation Agreement and 300,000 stock options that were out-of-the-money, and expired at the end of the ninety day exercise period.

Finesco, through its Scomedica subsidiary, has an accrued retirement benefit liability of $0.9 million, which is mandated by the French Works Council that consists of one lump-sum paid on the last working day when the employee retires and is reported as deferred compensation in current liabilities, in the accompanying condensed consolidated balance sheets. The amount of the payment is based on the length of service and earnings of the retiree. The cost of the obligation is estimated using the present value at the end of the reporting period. Actuarial estimates for the obligation are performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related retirement liability.

In 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., pursuant to which, Dr. Mo served as the Company’s Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to a severance payable monthly for 180 months upon termination of his employment. Dr. Mo’s employment was terminated in December 2005. The Company accrued deferred severance compensation, pursuant to the terms of the agreement, of $1.0 million as of March 31, 2013.

Total deferred compensation of $1.9 million and $2.1 million, relating to the accrued retirement benefit liability and executive compensation severance are included in the balance sheet at March 31, 2013 and December 31, 2012, respectively.

7. CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On December 7, 2012, the Company issued convertible notes, (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014 or convertible into shares of common stock at a current conversion price of $2.59 per share, which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued is determined as 95% of the five-day weighted average of the market price of the common stock prior to the time of payment.

The fair value of the 2012 Convertible Notes is determined based on a discounted cash flow model using a risk adjusted annual interest rate of 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes at March 31, 2013 approximates the book value.

The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The Company valued the derivative using a Black-Scholes valuation model and the following inputs: stock price on the day of issuance $1.93, 70% volatility, the term of the notes payable (2 years) and the risk-free interest rate of 0.25%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value are recorded as adjustments to other (expense) income. The fair value at March 31, 2013 was revalued using the same inputs, with the exception of the stock price which was $2.68 and the term, which was 1.75 years at March 31, 2013. The estimated fair value of the conversion feature as of March 31, 2013 and December 31, 2012 was $1.5 million and $0.9 million, respectively, which has been recorded as a derivative liability in the condensed consolidated balance sheet.

During the three month period ended March 31, 2013, the Company issued 38,873 common shares upon the conversion of $100,000 of the principal balance of the note into common stock, $0.03 million of the derivative liability was re-classified as additional paid in capital upon conversion, and $0.01 million of the debt discount was charged to interest expense in the statement of operations.

The Company’s notes payable at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	MARCH 31, 2013	DECEMBER 31, 2012
2012 Convertible Notes	$4,000	$4,000
Less: Conversions to common stock	(100)	—

	3,900	4,000
Less: Unamortized debt discount	(506)	(587)

	3,394	3,413
Less: Current portion	—	—

Notes payable- long term	$3,394	$3,413

The Company recognized total interest expense of $0.1 million during each of the three months ended March 31, 2013 and 2012.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock, 600 are designated as Series C 6% Cumulative Convertible Preferred Stock and 50,000 have been designated as Series D Junior Participating Cumulative Preferred Stock. No shares of preferred stock were outstanding at March 31, 2013, or December 31, 2012.

Common Stock Offerings

On February 14, 2012, the Company offered and sold 4,938,272 units (“Units”) in a follow-on public offering of securities with each Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.50 shares of Common Stock at a price of $5.25 per full warrant share. The Units were offered at a public offering price of $4.05 per Unit. The Underwriters purchased the Units from the Company at a price of $3.807 per Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In accordance with the derivative guidance, the warrants’ fair value of $3.7 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70.0%, a 5.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost given the warrants did not meet the liability classification criteria. No warrants that were issued as part of the Unit offering have been exercised during the three months ended March 31, 2013 or for the year ended December 31, 2012.

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

Prior to March 31, 2013, the shares sold in the offering were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the Securities and Exchange Commission (the “SEC”), in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b) (5) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011. For the three months ended March 31, 2013, the Company sold an aggregate of 312,450 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $2.63 per share, resulting in offering proceeds of approximately $0.8 million, net of sales commissions of $0.03 million. For the year ended December 31, 2012, the Company sold an aggregate of 515,329 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $3.87 per share, resulting in offering proceeds of approximately $2.0 million, net of sales commissions of $0.1 million.

In April 2013, the Company amended the Offering Agreement primarily to change the effective shelf registration statement on Form S-3 associated with the shares to be sold under the “at the market offerings”. As a result of the amendment, Registration Statement No. 333-178832 is now associated with the at the market facility.

Warrants

On February 14, 2012, the Company issued as part of the sale of common stock in a follow-on public offering of securities 2,469,136 warrants. The warrants have an exercise price of $5.25 per share of common stock, were exercisable immediately upon issuance and will expire five years from the date of issuance. A total of 3,205,492 warrants were outstanding and exercisable at March 31, 2013. The warrants had a weighted average exercise price of $4.56 with a weighted average remaining contractual life of 3.8 years. No warrants that were issued as part of the Unit offering have been exercised during the three months ended March 31, 2013 or 2012, respectively.

9. EQUITY COMPENSATION PLANS

At March 31, 2013, the Company had two share-based compensation plans that provide for awards to acquire shares of our common stock. In March 2012 our stockholders approved the 2012 Stock Long Term Incentive Plan (the “2012 Plan”) that provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights, as well as certain cash awards. A total of 2.0 million common shares have been authorized for issuance under the 2012 Plan. In May 2011, our stockholders approved an increase by 2.5 million in the number of common shares authorized for issuance under the NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”) to 3.8 million.

We currently grant stock options, stock appreciation rights, and restricted and unrestricted compensatory stock under our 2006 Plan. Options granted generally vest over a period of one to four years and have a maximum term of 10 years from the date of grant. At March 31, 2013, an aggregate of 4.8 million shares of common stock are authorized under our equity compensation plans, of which 1.9 million common shares are available for future grants.

Stock Options

A summary of stock option activity during the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,213,916	$3.71	8.9	$—

Granted	1,083,771	2.44
Cancelled	(541,500)	3.58

Outstanding at March 31, 2013	2,756,187	$3.24	9.2	$392,547

Vested or expected to vest at March 31, 2013	2,682,872	$3.24	9.2	$392,547

Exercisable at March 31, 2013	626,277	$4.67	8.2	$10,584

The weighted average grant date fair value of options granted during the three months ended March 31, 2013, was approximately $1.54 per share.

10. SEGMENT AND BUSINESS RISK INFORMATION

Segment Information

The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. The Company’s CODM is the Chief Executive Officer. The Company currently operates in three segments:

•	Pharmaceuticals—designs and develops pharmaceutical products including those with its NexACT® platform;

•	Diagnostic Sales—sells diagnostic products

•	Contract Sales—provides contract sales for third party pharmaceutical companies through the Company’s subsidiaries, Finesco and Scomedica.

Segment information for our continuing operations for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

FOR THE THREE MONTHS ENDED MARCH 31, 2013
	Pharmaceuticals	Diagnostic Sales	Contract Sales	Total
Revenues from external customers	$47	$90	$882	$1,019
(Loss) income from continuing operations	(5,056)	3	(1,894)	(6,947)
Depreciation and amortization expense	18	—	3	21
Total assets at March 31, 2013	14,967	496	1,130	16,593
Expenditures on long lived assets	36	—	1	37

FOR THE THREE MONTHS ENDED MARCH 31, 2012
	Pharmaceuticals	Diagnostic Sales	Contract Sales	Total
Revenues from external customers	$671	$110	$—	$781
(Loss) income from continuing operations	(3,697)	30	—	(3,667)
Depreciation and amortization expense	98	—	—	98
Total assets at March 31, 2012	27,026	345	—	27,371
Expenditures on long lived assets	20	—	—	20

Geographic Information

Revenues and net long-lived assets by geographic area from our continuing operations for the three months ended and as of March 31, 2013 are as follows (in thousands):

Geographic Information
MARCH 31, 2013
Revenues:
United States	$41
North America—Other	—
France	897
Europe—Other	47
Rest of the World	34

$1,019

Long-lived assets located in:
United States	$548
France	$497

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the condensed consolidated financial statements (unaudited) and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, product development and acceptance, anticipated revenue growth, manufacturing, competition, and/or other factors, many of which are outside our control.

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

General

We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995, initially focusing on research and development in the area of drug delivery and are now primarily focused on product development in the area of sexual health. Our proprietary drug delivery technology is called NexACT® and we have one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada for the treatment of erectile dysfunction. Also in the area of sexual health is our Femprox® product candidate for female sexual arousal disorder.

We continue to enter into and are seeking additional commercialization partnerships for our existing pipeline of products and product candidates, including Vitaros®, and Femprox® and we are enhancing our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.

Our lead product, Vitaros®, was approved for commercialization in Canada in November 2010 and is now partnered in the United States, Canada, Germany, the United Kingdom, Italy, certain countries in the Middle East, the Gulf countries and Israel. Our near term focus for Vitaros® is to commence sales in Canada through our commercial partner, Abbott, and to continue to generate revenue from partnerships for the product with other commercial partners. We also expect payment from certain of our partners on the approval of Vitaros® in Europe. Typically, in our partnership arrangements we receive up-front payments in exchange for license rights to our products plus sales milestones and royalties to be paid upon commercialization of the product.

We filed for marketing approval for Vitaros® in Europe under a Decentralized Procedure (“DCP”) in the second quarter of 2011. We are currently awaiting a decision regarding the approval of Vitaros® in Europe via the DCP with the Netherlands serving as the Reference Member State (“RMS”). In April of 2013, in consultation with our European commercialization partners, we submitted to the RMS our response to the Day 120 List of Questions (“LOQ”). In early May of 2013, which marked Day 180 of the regulatory approval process, the RMS notified us that the major issues outlined in the Day 120 LOQ have been resolved. While the regulatory review process is ongoing, and we remain in active dialogue with the RMS on certain remaining matters included in the Day 180 response, we believe that the marketing approval process for Vitaros® in Europe remains on track for an approval decision on Day 210 of the process assuming there are no other interruptions in the review process. If Vitaros® is approved by the RMS, our commercialization partners will commence with the National Phase approvals in their respective territories. Once those approvals are secured on a country-by-country basis, marketing of Vitaros® can then be initiated in each country by our commercialization partners.

The Company operates in three segments:

•	Pharmaceuticals—designs and develops pharmaceutical products including those with its NexACT® platform;

•	Diagnostic Sales—sells diagnostic products; and

•	Contract Sales—provides contract sales for third party pharmaceutical companies through the Company’s subsidiary, Finesco and Scomedica.

As previously announced, we made the strategic decision in December 2012 to focus on our core product candidates associated with sexual health and the underlying NexACT® technology. As a result, we chose to divest our United States based oncology supportive care business which was aggregated into our Pharmaceuticals segment and is presented as a discontinued operation at March 31, 2013.

Additionally, we announced in March 2013 that we ceased funding our French Subsidiaries, and as a result we will receive little or no return on our investment. On March 28, 2013, the Commercial Court of Versailles, France opened a bankruptcy reorganization of the French Subsidiaries following a declaration of insolvency by their legal representative. The court appointed a trustee to oversee the bankruptcy reorganization. On April 25, 2013, Finecso and Scomedica, the primary French Subsidiaries entered into a liquidation bankruptcy. It is expected that the liquidation process may take between six and twenty-four months to complete. These subsidiaries are presented in the Contract Sales segment during 2013.

Liquidity, Capital Resources and Financial Condition

We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2013, we had an accumulated deficit of $259.8 million and our operations have principally been financed through public offerings of our common stock and other equity instruments, private placements of equity securities, debt financing and up-front license fees received from commercial partners. Funds raised during the first quarter of 2013 from common stock transactions include, approximately $0.8 million from the sale of common stock through our “at-the-market” stock sales facility. The receipt of this cash during the first quarter of 2013 was offset by our cash used in operations. Our net cash outflow from operations during the first quarter was approximately $6.0 million, which resulted from the increase in expenditures for research and development activities while we commercialize our Vitaros ® product for sale in Canada and obtain market approval in other regions. In November 2012, we extended the term of our $4.0 million convertible notes payable with private investors and the notes are now due in December 2014. These recent transactions should not be considered an indication of our ability to raise additional funds in any future periods. We operate in a rapidly changing and highly regulated marketplace and we expect to adjust our capital needs and financing plans as our operational objectives and market conditions dictate.

Our cash and cash equivalents at March 31, 2013 were approximately $14.1 million. We expect to require external financing to fund our long-term operations. In March 2013, the Company completed the sale of our New Jersey Facility to a third-party resulting in net proceeds to the Company of approximately $3.6 million. (See Note 5 in the Notes to the condensed consolidated financial statements). In March 2013, the Company received $1.5 million in cash, as consideration for the sale of its Totect® assets. (See Note 4 in the Notes to the condensed consolidated financial statements). Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations into 2014. We expect to continue to have net cash outflows from operations in 2013 as we execute our market approval and commercialization plan for Vitaros®, develop and implement a regulatory and clinical trial program for Femprox® for FSAD and further develop our pipeline products. We expect our cash inflows during 2013 will be from licensing and milestone revenues received from commercial partners for our late stage product candidates. We expect our most significant expenditures in 2013 will include development expenditures including continued regulatory and manufacturing activities related to Vitaros® and costs associated with the clinical development of Femprox®.

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

As a result of two of the French Subsidiaries entering into judicial liquidation procedures in April 2013 and the third smaller entity remaining in judicial reorganization, the Company expects to deconsolidate the French Subsidiaries in the second quarter of 2013. Although we do not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could attempt to impose these liabilities on the Company. If that was to occur, we may be required to satisfy part or all of the liabilities of the liquidating French Subsidiaries. If the Company were subject to the liabilities of the liquidating entities, then it is likely that the liquidation activities in France could have a material adverse effect on the Company’s financial condition.

We have one currently effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. This registration statement includes our “at-the-market” common stock selling facility through Ascendiant Capital. This facility allows us to raise cash through the sale of newly issued shares of our common stock. As of March 31, 2013, we have available $ 80.0 million under the S-3 shelf registration statement including $17.2 million allocated to the at-the-market common stock selling facility with Ascendiant. The Company’s at-the-market common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Comparison of Results of Operations between the Three Months Ended March 31, 2013 and 2012

Revenues and gross profit were as follows (in thousands):

	Three Months Ended March 31		2013 vs 2012
	2013	2012	Increase (Decrease)	% Increase (Decrease)
License fee revenue	$32	$671	$(639)	-95%
Product sales	105	110	(5)	-5%
Contract service revenue	882	—	882	100%

Total revenue	1,019	781	238	30%
Cost of product sales	71	76	(5)	-7%
Cost of service revenue	1,847	—	1,847	100%

Gross profit	$(899)	$705	$(1,604)	-228%

The table above excludes the revenues and expenses associated with the discontinued operations.

Revenue

The $0.2 million increase in total revenue during the first three months of 2013 when compared to the same period in 2012 is primarily due to new revenue from contract services related to our French Subsidiaries of $0.9 million, which have been included in our statements of operations beginning in July 2012. The increase in contract services was partially offset by a $0.6 million decrease in license fee revenue. In the first three months of 2012 we recognized upfront fees from Sandoz in the amount of $0.7 million (net of tax withholdings). We did not have any new license fee revenue during the first three months of 2013. The remaining decrease was due to slower product sales in the first three months of 2013 as compared to the first three months in 2012. In April 2013, we will be deconsolidating our French Subsidiaries, and as such, we do not expect to have significant revenues from contract services in the future. We expect our cash inflows during 2013 will be from licensing and milestone revenues received from commercial partners for our late stage product candidates. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.

Cost of Product Sales

Our cost of product sales generally includes the cost of finished goods inventory. Cost of product sales has remained consistent between the first three months of 2013 and 2012.

Cost of Service Revenue

Our cost of service revenue generally includes compensation, related personnel expenses and contract services to support our contract service revenue. The $1.8 million increase in cost of service revenue during the first three months of 2013, when compared to 2012, is due to our new contract services related to our French Subsidiaries which have been included in our statements of operations beginning in July 2012. In April 2013, we will be deconsolidating our French Subsidiaries, and as such, we do not expect to continue to have significant cost of service revenue associated with the contract sales service business.

Costs and Expenses

Research and development and general and administrative expenses were as follows (in thousands):

	Three Months Ended March 31		2013 vs 2012
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Costs and expenses
Research and development	$1,413	$1,177	$236	20%
General and administrative	3,846	3,240	606	19%

Total costs and expenses	5,259	4,417	842	19%

The table above excludes the revenues and expenses associated with the discontinued operations.

Research and Development Expenses

Research and development costs are expensed as incurred and include the cost of compensation and related expenses, and expenses to third parties who conduct research and development pursuant to development and consulting agreements, on our behalf. The $0.2 million increase in our research and development expenditures during the first three months of 2013, when compared to the same period in 2012, reflects an increase in compensation for additional personnel to support our regulatory filings in Europe and an increase in expenditures for our development pipeline including Vitaros® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros® as a treatment for patients with ED. We expect to see an increase in research and development spending in 2013 as we continue to support regulatory filings in Europe and Switzerland for Vitaros®, develop the next generation of Vitaros® and enter into clinical development and clinical trials for Femprox®.

General and Administrative Expenses

General and Administrative expenses increased $0.6 million during the first quarter of 2013 as compared to the same period in 2012. The increase is due to $0.9 million in general and administrative expenses associated with our French Subsidiaries (See Note 3 in the Notes to the consolidated financial statements). This increase was partially offset by $0.3 million attributable to reduced consulting services, reduced personnel costs and reduced depreciation expense. In April 2013, we will deconsolidate our French Subsidiaries, and as such, we do not expect to continue to have significant general and administrative expenses associated with these businesses.

Interest Expense, net

We had interest expense of $0.2 million during the first quarter of 2013 as compared to an expense of $0.1 million during the same period in 2012. The increase in the first quarter of 2013 is primarily due to non-cash interest expense as a result of amortization of the note discount related to the 2012 Convertible Notes. (See Note 7 in the Notes to the consolidated financial statements.)

Other (Expense) Income

Other (expense) income, net, increased $0.7 million during the first quarter of 2013 as compared to the first quarter of 2012. This increase was primarily attributed to the change in the market value of the derivative liability related to the 2012 convertible notes. (See Note 7 in the Notes to the consolidated financial statements.)

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Disclosure of Contractual Obligations

There have been no material changes to the contractual obligations as described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 18, 2013.

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

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in Euros or vice versa. We also used U.S. dollars to fund our French (Euro) operations in the past. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of March 31, 2013 our foreign currency transactions are insignificant and changes to the exchange rate between the U.S. dollar and foreign currencies would have an insignificant effect on our earnings. There is no current intent in the foreseeable future to repatriate any funds from our French operations.

The Company translates the French operations’ financial statements from Euros to dollars as a part of the consolidation. The translation impact of the exchange rate variation will be shown in Accumulated Other Comprehensive Income in the equity section of the balance sheet.

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

On March 28, 2013, the Commercial Court of Versailles, France opened a bankruptcy reorganization of the French Subsidiaries following a declaration of insolvency by their legal representative. The court appointed a trustee to oversee the bankruptcy reorganization. On April 25, 2013, Finesco and Scomedica entered into a liquidation bankruptcy. We anticipate that the liquidation process may take between six and twenty-four months to complete. There have been no other material changes to the legal proceedings described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 18, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 18, 2013, except for the following items which have been updated.

In markets where Vitaros® may be approved, we depend on marketing partners to successfully commercialize Vitaros® and there are a number of factors which may affect the timing of a commercial launch by those partners some of which may delay the launch of Vitaros in these markets and impact our financial results.

Even though we have obtained regulatory approval of Vitaros® in Canada and filed to obtain approval for Vitaros® in numerous foreign countries, we do not expect to have or to develop any sales or marketing infrastructure. Accordingly, our operating results and long-term success will depend, among other things, on our ability to continue to establish successful arrangements with domestic and additional international distributors and marketing partners. Consummation of new Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. Where we have been successful in entering into these third party arrangements, our revenues from Vitaros® sales will be lower than if we commercialized directly, as we will be required to share the revenues with our licensing, commercialization and development partners. If the commercial launches of Vitaros® by our partners are unsuccessful, we may realize little or no revenue from sales in such markets where it is or may be approved.

The product specifications for Vitaros®, and other pharmaceutical products, are governed by the applicable territories regulatory authorities and those specifications may affect the ability of our partners to manufacture a product with a desired product shelf-life, prescribing information or other product characteristics that impact their marketing goals. Such product specifications are specific to each individual countries or territories market-approval directives and are generally not applicable to those product specifications approved by other countries regulatory authorities.

The manufacturing specifications for producing Vitaros® in Canada affect the expected shelf-life that can be achieved for the product. Abbott, our marketing partner in Canada, is working with their contract manufacturer to optimize the shelf-life period for the cold-chain product prior to launch and as a result, have confirmed that a launch in Canada in the first half of 2013 will not occur as previously expected. We understand that Abbott is considering seeking potential changes in the approved product specifications in order to increase the shelf-life and corresponding value of the product. If any of our partners are unable to achieve the desired product shelf life within approved specifications, our financial results could be negatively impacted.

We are undertaking cost-reduction initiatives, seeking a buyer for the remaining product in Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), and ceasing to fund Finesco, Scomedica and NexMed Pharma (the “French Subsidiaries”) which may not result in the cost savings or more efficient operations we anticipate.

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

In particular, the Company is seeking a buyer for the remaining product, Granisol®, associated with Apricus Pharmaceuticals, a wholly-owned subsidiary of the Company focused on commercializing oncology supportive care products or its assets. The pursuit of a sale of Apricus Pharmaceuticals or its remaining assets may disrupt operations and distract management, which could result in the loss of actual or potential customers, employees or business partners. In addition, we cannot provide assurance that we will be able to identify suitable third parties for such sale. Even if we identify suitable third parties, we may not be able to successfully negotiate or consummate a transaction. Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may by incurred whether or not a transaction is consummated. As a result, pursuit and consummation of a sale of Apricus Pharmaceuticals or its assets may not lead to increased stockholder value.

These restructuring plans may subject the Company to litigation risks and expenses. For example, although we do not expect to be liable for the unsatisfied liabilities of Finesco and Scomedica in the liquidation process in France, it is possible that a French court could attempt to impose these liabilities on the Company. If that was to happen, we may be required to satisfy part or all of the liabilities of the liquidating French Subsidiaries. If the Company is unable to realize the benefits of these restructuring activities or appropriately structure our business to meet market conditions, or if we were subject to the liabilities of the liquidating entities, then it is likely that the restructuring activities could have a material adverse effect on the Company’s financial condition.

We and our licensees depend upon third party manufacturers for our products Vitaros® and Femprox® and other products and product candidates, and raw materials, components, chemical supplies, finished products and dispensers.

We do not manufacture any of our products and product candidates including Vitaros® and Femprox®. As such, we are dependent on third party manufacturers for the supply of these products and product candidates. These third party manufacturers are often subject to Good Manufacturing Practices, or cGMP, FDA and other regulatory regulations and review, and are also subject to other timelines that could cause such manufacturers to fail to produce products on time and in sufficient quantities.

In addition, we and our licensees are also dependent on third party manufacturers and suppliers of raw materials, components, chemical supplies for the active drugs in our products and those product candidates under development for the formulation and supply of our NexACT ® enhancers and finished products including dispensers that are essential in the production of our products Vitaros®, Femprox® and other products and product candidates. These raw materials, components, chemical supplies, finished products and dispensers must be supplied on a timely basis and at satisfactory quality levels.

As such, we are subject to numerous risks relating to the operations, business conditions and initiatives of such product and materials, components, chemical supplies, finished products and dispenser manufacturers and suppliers. If our third party product manufacturers or suppliers of raw materials, components, chemical supplies, finished products and dispensers fail to produce quality products on time and in sufficient quantities or if we are unable to secure adequate alternative sources of supply for such materials, components, chemicals, finished products and dispensers, our results would suffer, as we or our licensees would encounter costs and delays in revalidating new third party suppliers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

1.1	Amendment No. 1 to Controlled Equity Offering Agreement, dated April 15, 2013, by and between Apricus Biosciences, Inc. and Ascendiant Capital Markets, LLC.

2.1+	Asset Purchase Agreement by and between Apricus Pharmaceuticals USA, Inc. and Biocodex, Inc., dated March 26, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013).

10.1	Employment Agreement by and between Apricus Biosciences, Inc. and Richard W. Pascoe, dated March 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.2	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Steve Martin, dated March 18, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.3	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Randy Berholtz, dated March 18, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.4	Employment Agreement by and between Apricus Biosciences, Inc. and Edward Cox, dated March 18, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: May 10, 2013	/S/ STEVE MARTIN
Steve Martin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

1.1	Amendment No. 1 to Controlled Equity Offering Agreement, dated April 15, 2013, by and between Apricus Biosciences, Inc. and Ascendiant Capital Markets, LLC.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.