Form 10-Q/A
period 2013-03-31
APRICUS BIOSCIENCES, INC.
filed 2013-08-14
CIK 1017491

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our previously issued Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Original Filing”) to amend and restate our Item 4. Controls and Procedures disclosures related to effectiveness of our disclosure controls and procedures and internal control over financial reporting. Additionally we have included disclosure related to our planned amended Annual Report on Form 10-K/A filing for the year ended December 31, 2012 under Part 2 Item 5. The Original Filing was filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2013.

Restatement of Internal Control and Disclosures

On August 6, 2013, PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, informed us that it believes that one or more material weaknesses in our internal control over financial reporting may have existed as of December 31, 2012, March 31, 2013 and June 30, 2013. As a result, we conducted an evaluation of the adequacy of our internal control over financial reporting related to certain technical matters. This evaluation identified the following material weakness in our internal control over financial reporting as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q/A:

This evaluation identified a material weakness in internal control over financial reporting as we did not maintain effective controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements based on the criteria in Internal Control-Integrated Framework issued by the COSO. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. The material weakness is described in more detail in Part I Item 4 of this Amended Filing.

Notwithstanding the determination that a material weakness existed as described above, management has concluded that our unaudited Condensed Consolidated Financial Statements included in the Original Filing are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America and that they may still be relied upon.

We will also be amending our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect the conclusions by our management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2012.

PART I. FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act (“SEC”) of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 18, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed on May 10, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 and March 31, 2013 because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012 and our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

Material weakness in internal control over financial reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This control deficiency resulted in audit adjustments with respect to our consolidated financial statements for the year ended December 31, 2012 and the interim periods during fiscal year 2012 related to the identification of and accounting for an embedded derivative associated with the convertible note, presentation and disclosure related to the sale of the Bio-Quant business and associated cash flows and certain income tax disclosures. Additionally, this control deficiency could result in misstatements of the consolidated financial statements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

We will be amending our Annual Report on Form 10-K for 2012 and have amended our Quarterly Report on Form 10-Q for the first quarter of 2013 to reflect the conclusions by our management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2012 and March 31, 2013. Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012 and our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

Plan for Remediation of Material Weakness

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness.

Management plans to undertake the following actions to address the material weakness:

•	the addition of more experienced accounting staff;

•	training programs for accounting personnel; and

•

a review of the design of the controls associated with the analysis of technical matters over significant transactions to ensure the process is addressing the relevant financial statement assertions and presentation and disclosure matters.

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures and will monitor our implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies that we have identified and strengthen our internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On August 6, 2013, PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, informed us that it believes that one or more material weaknesses in our internal control over financial reporting may have existed as of December 31, 2012, March 31, 2013 and June 30, 2013. As a result, we conducted an evaluation of the adequacy of our internal control over financial reporting related to certain technical matters for those same periods. We have concluded that there is a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements based on the criteria in Internal Control-Integrated Framework issued by the COSO. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We will be amending our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect the conclusions by our management that internal controls over financial reporting and disclosure control and procedures were not effective as of December 31, 2012.

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012 and our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

ITEM 6.	EXHIBITS

1.1	Amendment No. 1 to Controlled Equity Offering Agreement, dated April 15, 2013, by and between Apricus Biosciences, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2013).

2.1+	Asset Purchase Agreement by and between Apricus Pharmaceuticals USA, Inc. and Biocodex, Inc., dated March 26, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013).

10.1	Employment Agreement by and between Apricus Biosciences, Inc. and Richard W. Pascoe, dated March 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.2	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Steve Martin, dated March 18, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.3	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Randy Berholtz, dated March 18, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.4	Employment Agreement by and between Apricus Biosciences, Inc. and Edward Cox, dated March 18, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: August 14, 2013	/S/ STEVE MARTIN
Steve Martin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.