Form 10-Q
period 2013-06-30
APRICUS BIOSCIENCES, INC.
filed 2013-08-14
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of August 12, 2013, 36,983,020 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	JUNE 30, 2013	DECEMBER 31, 2012 (1)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,764	$15,130
Accounts receivable	681	653
Restricted cash	332	52
Inventories	275	—
Prepaid expenses and other current assets	232	582
Property held for sale	—	3,654
Current assets of discontinued operations	34	825

Total current assets	26,318	20,896
Property and equipment, net	566	601
Other long term assets	38	100
Restricted cash long term	—	343
Noncurrent assets of discontinued operations	—	1,940

Total assets	$26,922	$23,880

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable, net	$1,412	$—
Trade accounts payable	1,458	2,277
Accrued expenses	2,697	1,841
Accrued compensation	808	2,521
Deferred revenue	63	536
Derivative liability	342	—
Contingent consideration	1,156	—
Deconsolidation of French subsidiaries	2,846	—
Other current liabilities	205	57
Current liabilities of discontinued operations	16	3,536

Total current liabilities	11,003	10,768
Long term liabilities
Convertible notes payable, net	1,075	3,413
Derivative liability	276	906
Deferred compensation	575	1,529
Contingent consideration	466	—
Other long term liabilities	135	196
Noncurrent liabilities of discontinued operations	—	447

Total liabilities	13,530	17,259

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 36,983,020 and 29,937,669 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	37	30
Additional paid-in-capital	277,091	257,078
Accumulated other comprehensive income	—	641
Accumulated deficit	(263,736)	(251,128)

Total stockholders’ equity	13,392	6,621

Total liabilities and stockholders’ equity	$26,922	$23,880

(1)	The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Operations

And Other Comprehensive Loss (Unaudited)

(In thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
License fee revenue	$637	$3	$669	$674
Contract service revenue	555	—	1,452	—

Total revenue	1,192	3	2,121	674
Cost of service revenue	702	—	2,553	—

Gross profit (loss)	490	3	(432)	674
Costs and expenses
Research and development	1,535	1,033	2,948	2,210
General and administrative	3,754	3,317	7,580	6,554
Recovery on sale of subsidiary	(105)	—	(105)	—
Deconsolidation of French subsidiaries	(641)	—	(641)	—

Total costs and expenses	4,543	4,350	9,782	8,764

Loss from continuing operations before other (expense) income	(4,053)	(4,347)	(10,214)	(8,090)
Other (expense) income
Interest expense, net	(213)	(72)	(444)	(143)
Rental income	—	114	91	226
Other income (expense), net	180	(17)	(469)	(12)

Total other (expense) income	(33)	25	(822)	71

Loss from continuing operations	(4,086)	(4,322)	(11,036)	(8,019)

Income (loss) from discontinued operations	151	(604)	(1,572)	(1,620)

Net loss	$(3,935)	$(4,926)	$(12,608)	$(9,639)

Basic and diluted loss per common share
Loss from continuing operations	$(0.12)	$(0.16)	$(0.35)	$(0.34)

Income (loss) from discontinued operations	$0.00	$(0.03)	$(0.05)	$(0.07)

Net loss	$(0.12)	$(0.19)	$(0.40)	$(0.41)

Weighted average common shares outstanding used for basic and diluted loss per share	32,825,237	26,626,829	31,509,061	23,335,948

Comprehensive loss	$(3,935)	$(4,926)	$(12,608)	$(9,639)

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2012	29,937,669	$30	$257,078	$641	$(251,128)	$6,621

Issuance of compensatory restricted stock to employees, consultants and Board of Director members	77,537	—	—	—	—	—
Stock-based compensation expense			1,238	—	—	1,238
Issuance of common stock, net of offering costs	312,450	—	792	—	—	792
Issuance of common stock and warrants, net of offering costs	6,000,000	6	15,814	—	—	15,820
Issuance of common stock upon exercise of convertible notes	486,923	1	1,736	—	—	1,737
Issuance of holdback shares in the form of common stock to TopoTarget	148,441	—	387	—	—	387
Issuance of common stock upon exercise of warrants	20,000	—	46	—	—	46
Elimination of cumulative translation adjustment upon deconsolidation of French subsidiaries	—	—	—	(641)		(641)

Net loss	—	—	—	—	(12,608)	(12,608)

Balance as of June 30, 2013	36,983,020	$37	$277,091	$—	$(263,736)	$13,392

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In thousands, except share data)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012
Cash flows from operating activities of continuing operations:
Net loss	$(12,608)	$(9,639)
Loss from discontinued operations	(1,572)	(1,620)
Net loss from continuing operations	(11,036)	(8,019)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Deconsolidation of French subsidiaries	(641)	—
Depreciation and amortization	41	196
Accretion of debt discount	148	—
Stock-based compensation expense	1,238	1,126
Changes in derivative liability	375	—
Accretion of interest on contingent consideration	174	—
Other	80	(1)
Changes in operating assets and liabilities of continuing operations, net of assets and liabilities acquired and divested in business acquisition and divestiture:
Accounts receivable	(370)	(356)
Inventories	(249)	(109)
Prepaid expenses and other current assets	13	(448)
Accounts payable	(656)	(516)
Accrued expenses	936	(560)
Accrued compensation	(989)	753
Deferred revenue	(715)	355
Other liabilities	(45)	123

Net cash used in operating activities from continuing operations	(11,696)	(7,456)

Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(116)	(20)
Proceeds from the sale of property and equipment	3,657	2
Elimination of bank deficit in deconsolidated French subsidiaries	270	—
Deposit of restricted cash	(280)	—

Net cash provided by (used in) investing activities from continuing operations	3,531	(18)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of warrants	46	35
Proceeds from the exercise of stock options	—	10
Reapayment of capital lease obligations	—	(2)
Issuance of common stock, net of offering costs	16,612	19,489

Net cash provided by financing activities from continuing operations	16,658	19,532

Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(359)	(1,293)
Net cash provided by (used in) investing activities of discontinued operations	1,500	(260)

Net cash provided by (used in) discontinued operations	1,141	(1,553)
Net (decrease) increase in cash and cash equivalents	9,634	10,505
Cash and cash equivalents, beginning of period	15,130	7,435

Cash and cash equivalents, end of period	$24,764	$17,940

Cash paid for interest	$125	$74

Supplemental Information:
Issuance of 486,923 shares of common stock upon conversion of convertible note	1,737	—
Issuance of 148,441 shares of common stock to TopoTarget	387

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY

Apricus Biosciences, Inc. and Subsidiaries (“Apricus Bio” or the “Company”) was incorporated in Nevada in 1987. The Company has operated in the pharmaceutical industry since 1995, initially focusing on research and development in the area of drug delivery and now primarily focused on product development and commercialization in the area of sexual health. The Company’s proprietary drug delivery technology is called NexACT ® and the Company has one approved drug using the NexACT ® delivery system, Vitaros ®, which is approved in Canada and in Europe through the European Decentralized Procedure for the treatment of erectile dysfunction (“ED”). Also in the area of sexual health is the Company’s Femprox ® product candidate for female sexual interest / arousal disorder (“FSIAD”).

In July 2012, the Company accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco SAS, a holding company incorporated in France (“Finesco”) and Scomedica SAS, a company incorporated in France and a wholly owned subsidiary of Finesco (“Scomedica”). This transaction was a business acquisition under U.S. GAAP (See Note 3 in the Notes to the consolidated financial statements). Further, in July 2012, Finesco acquired all of the capital stock of Portalis SARL, a French company that qualifies as a French pharmaceutical sales license. The Company later changed the name and corporate structure of Portalis SARL to NexMed Pharma SAS (“NexMed Pharma”) (collectively, Finesco, Scomedica and NexMed Pharma are referred to herein as the “French subsidiaries”).

In December 2012, the Company initiated strategic changes to its business by seeking a buyer for its U.S. oncology supportive care business including its products Totect® and Granisol®. In March 2013, Apricus Pharmaceuticals USA, Inc. ( “Apricus Pharmaceuticals”), the Company’s wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Biocodex Agreement”) whereby the Company sold to Biocodex, Inc. (“Biocodex”) all of the Company’s rights and certain related information, property and inventory related to Totect ® (See Note 4 in the Notes to the consolidated financial statements).

In March 2013, the French subsidiaries entered into a bankruptcy reorganization procedure as a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing the French subsidiaries (See Note 3 in the Notes to the consolidated financial statements). In April 2013, the French subsidiaries entered into a judicial liquidation procedure. As a result of these actions, effective April 25, 2013, the Company no longer controlled the French subsidiaries in accordance with consolidation guidance and as a result, the assets and liabilities of those entities were deconsolidated and the operating results are no longer included in the Company’s consolidated financial statements subsequent to April 25, 2013.

These actions are intended to enable the Company to increase its focus on its primary products, Vitaros® for ED, in which the Company is seeking additional regulatory approvals and potential licensing opportunities and Femprox ® for FSIAD, in which the Company intends to conduct further clinical development activities.

The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature and considered necessary for fair statement have been included in the accompanying consolidated financial statements. Certain prior year items have been reclassified to conform to the current year presentation. The consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2012. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most significant estimates relate to the estimated fair value of future contingent consideration related to the acquisition of TopoTarget USA and other acquisition or disposition related activities, whether revenue recognition criteria have been met, estimated costs to complete under its research contracts, the fair value of its embedded derivatives related to the convertible notes payable, and valuation allowances for the Company’s deferred tax benefit. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The Company does not expect the adoption to have a material impact on our consolidated financial position and results of operations.

Liquidity

The accompanying consolidated financial statements have been prepared on a basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $263.7 million as of June 30, 2013, recorded a net loss of approximately $12.6 million for the six months ended June 30, 2013 and has principally been financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million from our May 2013 follow-on public offering and approximately $18.4 million from our February 2012 follow-on public offering. Additionally, the Company raised approximately $0.8 million during the first half of 2013 from the sale of common stock via its “at-the-market” stock selling facility and approximately $2.0 million from this facility in 2012. In March 2013, the Company completed the sale of its New Jersey Facility to a third-party resulting in net proceeds to the Company of approximately $3.6 million (See Note 5 in the Notes to the consolidated financial statements). In March 2013, the Company received $1.5 million in cash, as consideration for the sale of its Totect ® assets (See Note 4 in the Notes to the consolidated financial statements). These cash generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.

Our cash and cash equivalents as of June 30, 2013 were approximately $24.8 million. The Company expects to require external financing to fund its long-term operations. Based upon our current business plan, the Company believes it has sufficient cash reserves to fund our on-going operations into late 2014. The Company expects to continue to have net cash outflows from operations in 2013 as it executes its market approval and commercialization plan for Vitaros ®, develops and implements a regulatory and clinical trial program for Femprox ® and further develops its pipeline products. The Company expects its cash inflows during 2013 will be from licensing and milestone revenues received from commercial partners for its late stage product candidates and expects its most significant expenditures in 2013 will include development expenditures including continued regulatory and manufacturing activities related to Vitaros ® and costs associated with the clinical development of Femprox ®.

Based on our recurring losses, negative cash flows from operations and working capital levels, the Company will need to raise substantial additional funds to finance our operations. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, its business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that Apricus Bio will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of the Company’s existing stockholders and may result in downward pressure on the price of its common stock.

As a result of the French subsidiaries entering into judicial liquidation procedures in April 2013, the Company deconsolidated the French subsidiaries in the second quarter of 2013. Although the Company does not expect to be liable for the unsatisfied liabilities of the French subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, the Company may be required to satisfy part or all of the liabilities of the liquidating French subsidiaries. If the Company were held liable for liabilities of the French subsidiaries, then it is likely that the liquidation activities in France could have a material adverse effect on the Company’s financial condition (See Note 10 in the Notes to the consolidated financial statements).

2. LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS

Vitaros®

Abbott Laboratories Limited

In January 2012, the Company entered into an exclusive license agreement with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros ® for ED in Canada. The product was approved by Health Canada in late 2010. Under the license agreement, the Company received $2.5 million in October 2012 as an up-front payment. Over the term of the agreement, the Company has the right to receive an additional $13.2 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.

The Company determined that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $2.5 million from Abbott was recorded as revenue in the third quarter of 2012.

Bracco SpA

On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (the “Bracco License Agreement”) for its Vitaros ® product for ED. Under the terms of the Bracco License Agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros ® under the Bracco trademark, and the Company received €0.75 million ($1.0 million) as an up-front payment during the year ended December 31, 2011, and is entitled to receive up to €4.75 million ($6.3 million as of June 30, 2013), net of withholding taxes, in regulatory and sales milestone payments. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Bracco’s sales of the product.

The Company concluded that the only deliverable was the license element. However, as $0.3 million of the $1.0 million up-front payment was contingent upon the Company receiving regulatory marketing approval for the product in Europe, $0.7 million, net of withholding taxes, was recognized as license revenue during the year ended December 31, 2011, as there was no additional obligation associated with the license. The remaining $0.3 million was to be deferred until the Company received regulatory marketing approval for the product in Europe, which occurred during the second quarter of 2013. Under the Bracco License Agreement, an additional regulatory milestone of approximately $0.3 million was triggered with the European regulatory approval in the second quarter of 2013 and as a result approximately $0.3 million was billed and recognized as revenue for this substantive milestone during the second quarter of 2013.

Sandoz, a division of Novartis

In February 2012, the Company entered into an exclusive license agreement with Sandoz, a division of Novartis (“Sandoz”) for Sandoz to market Vitaros ® for the treatment of ED in Germany. Under the license agreement, the Company has the right to receive up to approximately €22 million ($29.0 million as of June 30, 2013) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation associated with the license, the up-front license fee of $0.7 million (net of tax withholdings) from Sandoz was recorded as revenue in the first quarter of 2012.

Warner Chilcott UK Limited

In February 2012, the Company entered into an Alprostadil Cream and Placebo Clinical Supply Agreement (the “Supply Agreement”), as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”). Under the Supply Agreement, the Company will receive approximately $0.3 million in exchange for Vitaros ® ordered by Warner Chilcott UK. In September and October of 2012, the Company received additional work orders from Warner Chilcott UK under the Supply Agreement, ordering additional quantities of the Vitaros ® product and requesting that certain testing procedures be performed by the Company. The associated aggregate amount of the purchase orders received in 2012 from Warner Chilcott UK was approximately $1.2 million and reflects the value of the products to be delivered and certain testing procedures to be performed.

The Company determined that the agreement with Warner Chilcott UK includes two deliverables, certain contract services and product supply. The product supply element of the agreement will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Warner Chilcott UK will be recognized as revenue for the supply element when earned. The contract services element of the agreement will be treated as a separate unit of accounting and revenue will be recognized using the proportional performance method over the period in which the contract services will be performed. During the six months ended June 30, 2013 and the fiscal year ended June 30, 2012, $0.5 million of revenue was recognized.

Takeda Pharmaceuticals International GmbH

In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”) to market the Company’s Vitaros ® drug for the treatment of ED in the United Kingdom. Under the license agreement, the Company has the right to receive up to €34.65 million ($45.7 million as of June 30, 2103) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus low double-digit royalty payments. The agreement with Takeda includes two deliverables: the granting of a license and manufacturing with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda will be recognized as revenue for the supply element when earned. Given no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.

3. FRENCH BUSINESS COMBINATION AND DECONSOLIDATION

Ownership of the French Subsidiaries

On July 12, 2012, the Company entered into an agreement under which it accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco and its wholly owned subsidiary, Scomedica (the “Contribution Agreement”), which became a wholly-owned indirect subsidiary of the Company in a transaction accounted for under the acquisition method of accounting for business combinations under the business combination guidance. Further, in July 2012, Finesco acquired all of the capital stock of NexMed Pharma. Accordingly, the assets acquired and liabilities assumed of the French subsidiaries were recorded as of the transaction date at their respective fair values and are included in the consolidated balance sheet as of December 31, 2012.

Supplemental Pro Forma Information for Acquisitions (unaudited)

The following unaudited supplemental pro forma information for the six months ended June 30, 2012 assumes the contribution of the French subsidiaries had occurred as of January 1, 2012, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had the French subsidiaries been operated as part of the Company since January 1, 2012 ( in thousands, except share and per share data):

	THREE MONTHS ENDED JUNE 30, 2012		SIX MONTHS ENDED JUNE 30, 2012
	As Reported (1)	Pro Forma (unaudited)	As Reported (1)	Pro Forma (unaudited)
Total revenue	$3	$2,256	$674	$5,800
Loss from continuing operations	$(4,322)	$(4,222)	$(8,019)	$(9,132)
Loss from discontinued operations	$(604)	$(604)	$(1,620)	$(1,620)
Basic and diluted loss per common share
Loss from continuing operations	$(0.16)	$(0.15)	$(0.34)	$(0.35)
Loss from discontinued operations	$(0.03)	$(0.02)	$(0.07)	$(0.06)
Shares used in computing net loss per common share	26,626,829	29,115,258	23,335,948	25,824,377

(1)	These amounts have been adjusted for discontinued operations as reflected in our current year financial statements and accordingly, differ from the amounts reflected in our Form 10-Q filed for the three and six months ended June 30, 2012.

On March 28, 2013, the Commercial Court of Versailles, France opened a bankruptcy reorganization of the French subsidiaries following a declaration of insolvency by their legal representative. On April 25, 2013, the French subsidiaries entered into a judicial liquidation procedure. As a result of the conversion of the bankruptcy reorganization into a liquidation process, the Company deconsolidated the three French subsidiaries from the Company’s financial statements as of April 25, 2013, the date that the Company no longer controlled the French subsidiaries in accordance with the consolidation guidance. The operations of the French subsidiaries from January 1, 2013 through April 25, 2013 are included in the continuing operations of the Company up to the date of deconsolidation. The Company believes that the estimates made as of April 25, 2013 are reasonable and does not believe that any differences in these estimates would have a material impact on the financial condition or results of operations of the Company.

As a result of the deconsolidation, the Company recorded a non-cash net benefit of $0.6 million, which was a result of other comprehensive income being adjusted into income and reflected as deconsolidation of French subsidiaries on the income statement. In addition, the Company has recorded a liability of $2.8 million as of June 30, 2013 for the amount of the net deconsolidation liabilities associated with the French subsidiaries. Although the Company does not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, the Company may be required to satisfy liabilities of the liquidating French Subsidiaries and therefore, the Company has not recorded a benefit from the deconsolidation. Any resulting gain or loss from the deconsolidation will be recorded when realized on the date the Company has no further obligations associated with this matter.

4. OTHER ACQUISITIONS AND DISPOSITIONS

Apricus Pharmaceuticals

On December 29, 2011, the Company acquired from TopoTarget A/S all of the outstanding stock of TopoTarget USA, Inc., which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc., in a transaction accounted for under the acquisition method of accounting for business combinations.

As a result of the transaction, Apricus Pharmaceuticals owned all existing rights to Totect® in North America and South America and their respective territories and possessions. The acquired entity had a pre-existing sales infrastructure, sales team and a revenue-generating product that was acquired to allow the Company to move into the commercialization and sales of oncology and oncology supportive care pharmaceuticals. Totect ® (dexrazoxane HCl) is a marketed, injectable treatment for anthracycline extravasation.

The Company made an initial payment of 334,382 shares of common stock valued at $1.7 million, based on the closing market price of the Company’s common stock on the closing date. The Company may be required to make additional milestone payments, based on the achievement of various regulatory and product cost reductions milestones, in shares of common stock based on the fair value at the date the milestone is achieved. Management’s estimate of the range of milestone stock payments varies from approximately $0 million if no regulatory or commercial milestones are achieved to a stock payment of approximately $2.0 million if all milestones are achieved. The Company’s estimate of those future milestone payments had a fair value of approximately $1.6 million as of June 30, 2013 and $1.7 million as of December 31, 2012. In April 2013, the Company delivered 148,441 shares of common stock representing the $0.3 million of holdback consideration owed to TopoTarget A/S. In addition, approximately $0.1 million was recorded as other expense as a result of a change in stock price between the agreement date and the date the shares were issued.

The Company and Topotarget A/S are currently in discussions regarding a potential negotiated settlement with regards to the final milestone payments that may be achieved. Any final settlement may result in an adjustment to the amount due to Topotarget A/S which would be recognized in the period the contingency is resolved. There can be no assurance as to the final outcome of this matter.

Granisol®

In February 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”): (1) a Co-Promotion Agreement in the U.S. for Granisol, ® an oral liquid granisetron based anti-emetic product (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its Co-Promotion Agreement with Bi-Coastal Pharmaceuticals, Inc. for Aquoral ™, for dry mouth or Xerostomia, in the U.S. and (3) an Asset Purchase Agreement for Granisol ® outside of the U.S. (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $0.3 million up-front and agreed to pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol ® in the U.S. The majority of the $0.3 million was related to the Co-Promotion Agreement and therefore recorded as an intangible asset in the Pharmaceuticals segment with an estimated useful life of ten years, equal to the life of the agreement. The remaining portion, which was recorded as research and development expense, related to intellectual property for a particular research and development project that has not reached technological feasibility in the territories covered by the license and that has no alternative future use.

On June 27, 2012, the Company entered into a termination agreement with PediatRx, Inc., ending discussions regarding the potential merger transaction whereby the Company would have acquired PediatRx (the “Merger”). Earlier in that year, on January 26, 2012, the Company had entered into a non-binding term sheet for the acquisition of PediatRx in a proposed merger transaction. The term sheet included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock, if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, the Company issued and delivered to PediatRx 373,134 shares of common stock, which were valued at a price of $2.68 per share in settlement of the $1.0 million payable. The $1.0 million dollar payment was considered part of the cost of the Co-Promotion Agreement and was recorded as an intangible asset in the Pharmaceuticals segment, with an estimated useful life of ten years, equal to the life of the agreement. In addition, the Company retained the ex-U.S. worldwide right to Granisol ®.

Discontinued Operations

In December 2012, the Company made the strategic decision to divest Apricus Pharmaceuticals, which is comprised of its U.S. oncology care products, and sought buyers for the business or the individual assets related to Totect ® and Granisol ®. The assets and liabilities and results of the Apricus Pharmaceuticals operations were classified as discontinued operations in the Company’s consolidated financial statements as of December 31, 2012.

On March 26, 2013, the Company entered into and closed the Biocodex Agreement whereby the Company agreed to sell to Biocodex all of the Company’s rights and certain related information, property and inventory related to Totect ® (the “Assets”) in exchange for $1.5 million in cash at the closing date plus the right to receive double-digit, tiered, decreasing royalties based on Biocodex’s net sales over the next three years (the “Transaction”). The royalty payments are based on a percentage of net sales beginning on March 26, 2013.

The Company retained all liabilities arising in connection with the manufacture or commercialization of Totect® by the Company prior to the closing date of the Transaction. The liabilities, which have been reclassified to continuing operations as of June 30, 2013, are $2.7 million, and include $1.6 million related to the contingent consideration.

A summary of the assets sold in conjunction with the sale of the Assets as of March 26, 2013 is as follows (in thousands):

Current assets, including inventory, prepaid expenses	$960
Fixed assets, net of depreciation	63
Technology license, net of accumulated amortization	1,467
Trade name license, net of accumulated amortization	411

$2,901

As the transaction represented a sale of certain assets of the US pharmaceuticals business only, the Company will continue to carry the remaining liabilities related to the US pharmaceuticals business. The contingent consideration includes payments due for the purchase of TopoTarget USA in 2011. In accordance with the TopoTarget USA purchase contract, and as described above, milestone payments may be due related to future events associated with the Totect ® product sold to Biocodex. The contingent consideration related to the Totect ® product is reflected on the balance sheet as of June 30, 2013 and has been reclassified to continuing operations as of the date of the sale.

The Company has evaluated the potential and estimated future earn-out payments prescribed by the future royalty arrangement associated with the Biocodex Agreement, and has performed certain due diligence on Biocodex’s operations. The Company has concluded that it is unable to determine the amount, timing or certainty of its ability to receive future royalty payments from Biocodex associated with the future sales of Totect ® and accordingly, it has not recorded an earn-out receivable associated with the Biocodex Agreement. The Company has recorded a loss of $1.4 million which represents the difference between the book value of the assets sold and the $1.5 million in cash consideration received. The Company will recognize any future earnings related to the receipt of royalties from Biocodex in the reporting period when earned as a recovery of the loss within discontinued operations. This loss and any future earnings will be presented in discontinued operations.

In June 2013, the Company determined that it would no longer pursue a buyer for the Granisol® product and provided a notice of termination to PediatRx under the co-promotion agreement.

Other Discontinued Operations – BQ Kits Business

The Company has a small segment of research-use-only Elisa Kits and Rapid Tests across a range of targets. The business is not core to the Company’s current strategy focused on the development and commercialization of products associated with male and female sexual health. In June 2013, management determined that the segment would be offered for sale to qualified buyers and initiated a sale process. Accordingly, the operating results of the BQ Kits business were included in discontinued operations for the periods presented in the financial statements. Revenues were $0.2 million for each of the first six months of 2013 and 2012 and the net tangible assets of the BQ Kits segment were approximately $0.02 million as of June 30, 2013.

In July 2013, the Company sold the BQ Kits segment to an unrelated third-party for total cash consideration of $0.25 million. It is expected that a gain on sale of less than $0.2 million will be reflected in the third quarter financial results of the Company.

The carrying amounts of the assets and liabilities of our discontinued operations (Apricus Pharmaceuticals and BQ Kits) are as follows (in thousands):

	JUNE 30, 2013	DECEMBER 31, 2012
Inventories	$—	$292
Prepaid expenses and other current assets	34	533

Current assets of discontinued operations	34	825

Fixed assets, net	—	40
Intangible assets, net	—	1,877
Other long-term assets	—	23

Noncurrent assets of discontinued operatons	—	1,940

Total assets of discontinued operations	$34	$2,765

Trade accounts payable	$16	$708
Accrued expenses	—	1,087
Deferred revenue	—	243
Contingent consideration	—	1,328
Provision for replacement inventory	—	170

Current liabilities of discontinued operations	16	3,536

Contingent consideration	—	420
Provision for replacement inventory	—	27

Noncurrent liabilities of discontinued operations	—	447

Total liabilities of discontinued operatons	$16	$3,983

The operating results of the Company’s discontinued operations are as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
Product sales	$127	$117	$374	$228
Cost of goods sold	(95)	(84)	(200)	(160)
Operating expenses	119	(543)	(317)	(1,494)
Other income (expense)	—	(94)	—	(194)
Income (loss) on sale of assets	—	—	(1,429)	—

Income (loss) from discontinued operations	$151	$(604)	$(1,572)	$(1,620)

5. OTHER FINANCIAL INFORMATION

Inventory

Inventory related to continuing operations as of June 30, 2013 was $0.3 million and consisted of raw material of $0.1 million and work-in-progress of $0.2 million. The Company had no inventory balance as of June 30, 2012.

Property and Equipment

Property and equipment are comprised of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Leasehold improvements	$20	$130
Machinery and equipment	50	126
Capital lease equipment	76	76
Computer software	134	17
Furniture and fixtures	118	31
Equipment in process	300	318

Total property and equipment	698	698

Less: accumulated depreciation and amortization	(132)	(97)

Property and equipment, net	$566	$601

Depreciation expense totaled $0.02 million and $0.04 million for the three and six months ended June 30, 2013, respectively. Depreciation expense totaled $0.09 million and $0.18 million for the three and six months ended June 30, 2012, respectively.

Sale of Property

In August 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, during the year-ended December 31, 2012, the land, building and machinery associated with the facility were reclassified to property held for sale. Monthly depreciation and amortization previously attributed to the assets was ceased. On December 28, 2012, an agreement was signed to sell the facility for a total of $4.1 million. The Company performed a review for impairment of the facility based on this offer price less the estimated selling costs of $0.5 million and recorded an impairment charge of approximately $0.5 million in general and administrative expenses in 2012. The property was leased to a tenant under a long-term lease.

On March 11, 2013, the Company sold the building to an unrelated third party buyer for gross cash proceeds of $4.1 million. The rental income received from the tenant prior to the sale was recognized as other income in continuing operations during the six months ended June 30, 2013.

Pursuant to the building sale agreement, $0.2 million is held in escrow for environmental remediation services to be performed and for taxes, both of which are the obligation of the Company. The Company has recorded a liability for the environmental remediation as well as tax liabilities, both of which are included in accrued liabilities. These liabilities represent the best estimate of the fair value of the total obligations and are expected to be satisfied within the current year and are therefore classified as current restricted cash and current liabilities, respectively.

Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Consulting fees	$763	$388
Professional fees	608	286
Outside research and development services	546	564
Other	780	244
Social and VAT taxes	—	359

	$2,697	$1,841

6. DEFERRED COMPENSATION

On December 28, 2012, the Company entered into a Separation Agreement and Mutual Release (the “Separation Agreement”) with Bassam Damaj, Ph.D. (“Dr. Damaj”). Dr. Damaj served as the Company’s President and Chief Executive Officer until November 2012, at which time he tendered his resignation as an officer and director of the Company. Pursuant to the Separation Agreement, the Company has agreed to pay Dr. Damaj a total of $0.5 million in cash, of which $0.1 million was paid in 2012 and $0.4 million will be paid during the first seven months of 2013. During the quarter ended March 31, 2013, 46,667 shares were issued to Dr. Damaj, in accordance with the Separation Agreement. In addition, 300,000 stock options were out-of-the-money and expired at the end of the ninety day exercise period.

Finesco, through its Scomedica subsidiary, had an accrued retirement benefit liability of $0.9 million as of December 31, 2012, which was mandated by the French Works Council and consisted of one lump-sum paid on the last working day when the employee retires. In connection with the deconsolidation of the three French entities in the quarter ended June 30, 2013, the liability is no longer reflected in the consolidated financial statements.

In 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., pursuant to which, Dr. Mo served as the Company’s Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to severance, payable monthly for 180 months, upon termination of his employment. Dr. Mo’s employment was terminated in December 2005. The Company has recorded deferred severance compensation, pursuant to the terms of the agreement, of $0.7 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively.

Total deferred compensation expense related to the retirement benefit liability and executive compensation severance included in the balance sheet as of June 30, 2013 and December 31, 2012 was $0.8 million and $2.1 million, respectively.

7. CONVERTIBLE NOTES PAYABLE

On December 7, 2012, the Company issued convertible notes (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014 or convertible into shares of common stock at a current conversion price of $2.59 per share, which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued is determined at 95% of the five-day weighted average of the market price of the common stock prior to the time of payment.

The fair value of the 2012 Convertible Notes was determined on the amendment date based on a discounted cash flow model using a risk adjusted annual interest rate of approximately 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes as of June 30, 2013 approximates the book value. The holders have the option to redeem $1.5 million of the principal on the 2012 Convertible Notes on April 1, 2014 and therefore that portion has been classified as a short term liability within the consolidated balance sheet.

The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The Company valued the derivative as of December 31, 2012 using a Black-Scholes valuation model on the issuance date using the following inputs: stock price on the day of issuance ($1.93), 70% volatility, the term of the notes payable (2 years) and the risk-free interest rate of 0.25%.

These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value are recorded as adjustments to other income (expense). The fair value as of June 30, 2013 was revalued using the same inputs, with the exception of the stock price which was $2.35, volatility which was 60% and the term, which was 1.5 years as of June 30, 2013. The estimated fair value of the conversion feature as of June 30, 2013 and December 31, 2012 was $0.6 million and $0.9 million, respectively, which has been recorded as a derivative liability in the consolidated balance sheets.

During the six months ended June 30, 2013, the Company issued 486,923 common shares upon the conversion of $1.25 million of the principal balance of the 2012 Convertible Notes into common stock. $0.7 million of the derivative liability was re-classified to additional paid in capital upon conversion, and $0.2 million of the debt discount was credited to additional paid in capital.

The Company’s convertible notes payable balance as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2013	2012
Convertible notes payable	$4,000	$4,000
Less: conversions to common stock	(1,250)	—

	2,750	4,000
Less: unamortized debt discount	(263)	(587)

	$2,487	$3,413

Current portion, net of discount of $88	$1,412	$—
Long term portion, net of discount of $175	1,075	3,413

	$2,487	$3,413

The Company recognized interest expense related to its convertible notes payable of $0.1 million during each of the three months ended June 30, 2013 and 2012. The Company recognized interest expense of $0.3 million and $0.4 million during the six months ended June 30, 2013 and 2012, respectively.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock, 600 are designated as Series C 6% Cumulative Convertible Preferred Stock and 50,000 have been designated as Series D Junior Participating Cumulative Preferred Stock. No shares of preferred stock were outstanding as of June 30, 2013 or December 31, 2012.

Common Stock Offerings

On February 14, 2012, the Company offered and sold 4,938,272 units (“2012 Units”) in a follow-on public offering of securities with each 2012 Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.50 shares of Common Stock at a price of $5.25 per full warrant share. The 2012 Units were offered at a public offering price of $4.05 per 2012 Unit. The Underwriters purchased the 2012 Units from the Company at a price of $3.807 per 2012 Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In accordance with the equity guidance, the warrants’ fair value of $3.7 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70.0%, a 5.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost given the warrants did not meet the liability classification criteria. As of June 30, 2013, no warrants that were issued as part of the 2012 Unit offering have been exercised.

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

Prior to March 31, 2013, the shares sold in the offering were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the SEC in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b)-(5) under the Securities Act. No common stock sales were made pursuant to this Offering Agreement in 2011. For the six months ended June 30, 2013, the Company sold an aggregate of 312,450 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $2.63 per share, resulting in offering proceeds of approximately $0.8 million, net of sales commissions of $0.03 million.

In April 2013, the Company amended the Offering Agreement primarily to change the effective shelf registration statement on Form S-3 associated with the shares to be sold under the “at the market offerings.” As a result of the amendment, Registration Statement No. 333-178832 is now associated with the at the market facility.

On May 29, 2013, the Company offered and sold 6,000,000 units (“2013 Units”) in a follow-on public offering of securities with each 2013 Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.5 shares of Common Stock at a price of $3.40 per full warrant share. The 2013 Units were offered at a public offering price of $2.85 per 2013 Unit. The Underwriters purchased the 2013 Units from the Company at a price of $2.679 per 2013 Unit, which represented a 6% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $15.8 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company. In accordance with the equity guidance, the warrants’ fair value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70%, a 5 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost given the warrants did not meet the liability classification criteria. No warrants that were issued as part of the 2013 Unit offering have been exercised in 2013.

Warrants

A summary of warrant activity during the six months ended June 30, 2013 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,205,492	$4.56	3.8

Issued	3,000,000	3.40
Exercised	(20,000)	2.27
Cancelled	—	—

Outstanding at June 30, 2013	6,185,492	4.01	4.1

Exercisable at June 30, 2013	6,185,492	$4.01	4.1

On February 14, 2012, the Company issued 2,469,136 warrants as part of the sale of common stock in a follow-on public offering of securities. The warrants have an exercise price of $5.25 per share of common stock, were exercisable immediately upon issuance and will expire five years from the date of issuance.

On May 29, 2013, the Company issued 3,000,000 warrants as part of the sale of common stock in a follow-on public offering of securities. The warrants have an exercise price of $3.40 per share of common stock, were exercisable immediately upon issuance and will expire five years from the date of issuance.

9. EQUITY COMPENSATION PLANS

As of June 30, 2013, the Company had two share-based compensation plans that provided for awards to acquire shares of its common stock. In March 2012, the Company’s stockholders approved the 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights, as well as certain cash awards. A total of 3.0 million common shares have been authorized for issuance under the 2012 Plan including 1.0 million common shares authorized in May of 2013 in accordance with the evergreen provisions of the 2012 Plan. The NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”) includes 3.8 million authorized shares.

The Company currently grants stock options and restricted compensatory stock under its 2012 Plan. Options granted generally vest over a period of one to four years and have a maximum term of 10 years from the date of grant. As of June 30, 2013, an aggregate of 4.8 million shares of common stock are authorized under the Company’s equity compensation plans, of which 3.0 million common shares are available for future grants.

Stock Options

A summary of stock option activity during the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,213,916	$3.71	8.9	$—
Granted	1,148,771	2.47
Exercised	—	—
Cancelled	(757,000)	3.48

Outstanding at June 30, 2013	2,605,687	$3.24	7.7	$109,637

Vested or expected to vest at June 30, 2013	2,536,376	$3.24	7.7	$109,637

Exercisable at June 30, 2013	956,096	$4.14	4.9	$26,871

The weighted average grant date fair value of options granted during the six months ended June 30, 2013, was approximately $1.56 per share.

10. LITIGATION

The Company is a party to the following litigation and may also be involved in other litigation arising in the ordinary course of business from time to time. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

Versailles Civil Court Summons

On April 25, 2013, the French subsidiaries entered into a judicial liquidation procedure as a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing its French subsidiaries.

In June of 2013, the Versailles Civil Court authorized the French Works Council (which represents individuals previously employed by the French subsidiaries) to deliver a writ of summons to Apricus Bio as the parent company for a hearing in the Versailles civil court in September 2013. In the summons it is claimed that Apricus Bio was the co-employer of the individuals working for Scomedica and that, as such, Apricus Bio is liable for the financing of a job protection plan and is seeking €4.1 million ($5.4 million as of June 30, 2013) from Apricus Bio.

The Company believes that it has adequate defenses and will vigorously defend itself in the matter. The Company has not recorded a loss accrual related to the French Works Council claim as of June 30, 2013 as any possible loss or range of loss cannot be reasonably estimated at this time. There can be no assurances as to the final outcome of this matter.

11. SEGMENT AND RISK INFORMATION

Segment Information

The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for our reportable operating segments. The Company’s CODM is the Chief Executive Officer. The Company operated in the following segments as of June 30, 2013:

•	Pharmaceuticals—designs and develops pharmaceutical products including those with its NexACT® platform;

•	Contract Sales—provides contract sales for third party pharmaceutical companies through the Company’s previously consolidated subsidiaries, Finesco and Scomedica.

The Company operated under one segment for the three and six months ended June 30, 2012. Segment information for our continuing operations for the three and six months ended June 30, 2013 are as follows (in thousands):

	FOR THE THREE MONTHS ENDED JUNE 30, 2013			FOR THE SIX MONTHS ENDED JUNE 30, 2013
	Pharmaceuticals	Contract Sales	Total	Pharmaceuticals	Contract Sales	Total
Revenues from external customers	$637	$555	$1,192	$669	$1,452	$2,121
(Loss) income from continuing operations	$(17,902)	$13,816	$(4,086)	$(22,958)	$11,922	$(11,036)
Depreciation and amortization expense	$20	$—	$20	$41	$—	$41
Total assets as of June 30, 2013	$26,888	$—	$26,888	$26,888	$—	$26,888
Expenditures on long lived assets	$79	$—	$79	$116	$—	$116

The Company deconsolidated its French subsidiaries from the Company’s financial statements as of April 25, 2013, the date that the Company no longer controlled the French subsidiaries in accordance with consolidation guidance. The operations of the French subsidiaries from January 1, 2013 through April 25, 2013 are included in the contract sales segment of continuing operations of the Company up to the date of deconsolidation.

In June 2013, the Company determined that the BQ Kits division would be offered for sale to qualified buyers and in July 2013, it was sold to an unrelated third-party. It is not presented above as it is presented in our discontinued operations. Beginning in July 2013, the Company will operate under only one segment, Pharmaceuticals, and will no longer present segment information, except as it is required for comparison purposes.

Geographic Information

All of our revenues during the three and six months ended as of June 30, 2013 related to Europe and all of our long-lived assets as of June 30, 2013 related to the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the consolidated financial statements (unaudited) and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013. These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

We operate in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995, initially focusing on research and development in the area of drug delivery and are now primarily focused on product development in the area of sexual health. Our proprietary drug delivery technology is called NexACT ® and we have one approved drug using the NexACT ® delivery system, Vitaros ®, which is approved in Canada and in Europe through the European Decentralized Procedure (“DCP”) for the treatment of erectile dysfunction. Also in the area of sexual health is our Femprox ® product candidate for female sexual interest/arousal disorder (“FSIAD”).

We continue to enter into and are seeking additional commercialization partnerships for our existing pipeline of products and product candidates, including Vitaros ®, and Femprox ®, and we are enhancing our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.

Our lead product, Vitaros®, was approved for commercialization in Canada in November 2010 and in Europe through the DCP in June 2013. Under the DCP, the Company filed its application for marketing approval designating Netherlands as the Reference Member State (“RMS”) on behalf of nine other European Concerned Member States (“CMS”) participating in the procedure. The CMS include France, Germany, Italy, UK, Ireland, Spain, Sweden, Belgium and Luxembourg. The Company will continue to work independently, as well as with its commercialization partners, Sandoz, Takeda, and Bracco towards the next step of obtaining national phase approvals in order to make Vitaros® ready to launch in each of the included territories across Europe.

Vitaros® is now partnered in the United States, Canada, Germany, the United Kingdom, Italy, certain countries in the Middle East, the Gulf countries, and Israel. Our near term focus for Vitaros ® is to support sales launches in Canada and the European countries where we have existing partners. We are actively seeking to secure additional partnerships in the remaining European and global markets and expect to earn license fees upon the completion of those partnership negotiations. Typically in our partnership arrangements we receive up-front payments in exchange for license rights to our products plus sales milestones and royalties to be paid upon commercialization of the product.

We operated in three segments during the first four months of 2013:

•	Pharmaceuticals—designs and develops pharmaceutical products including those with its NexACT® platform;

•	Diagnostic Sales—sells diagnostic products; and

•	Contract Sales—provides contract sales for third party pharmaceutical companies through our subsidiary, Finesco and Scomedica.

As previously described, we made the strategic decision in December 2012 to focus on our core product candidates associated with sexual health and the underlying NexACT ® technology. As a result, we chose to divest our United States-based oncology supportive care business which was aggregated into our Pharmaceuticals segment and is presented as a discontinued operation for all periods presented.

Additionally, we announced in March 2013 that we ceased funding our French subsidiaries, and as a result we will receive no return on our investment. On March 28, 2013, the Commercial Court of Versailles, France opened a bankruptcy reorganization of the French subsidiaries following a declaration of insolvency by their legal representative. The court appointed a trustee to oversee the bankruptcy reorganization. On April 25, 2013, the French subsidiaries entered into a liquidation bankruptcy. These subsidiaries are presented in the Contract Sales segment during 2013.

Further, in June 2013, we determined that the BQ Kits segment would be offered for sale to qualified buyers and in July 2013, it was sold to an unrelated third-party. This segment is also presented as a discontinued operation for all periods presented.

Therefore, beginning in July 2013, the only segment we will be operating under will be the Pharmaceuticals segment and we will no longer present segment information, except as required for comparison purposes.

Liquidity, Capital Resources and Financial Condition

We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2013, we had an accumulated deficit of $263.7 million, recorded a net loss of approximately $12.6 million for the six months ended June 30, 2013 and have been principally financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financings and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million from our May 2013 follow-on public offering and approximately $18.4 million from our February 2012 follow-on public offering. Additionally, we raised approximately $0.8 million during the first half of 2013 from the sale of common stock via our “at-the-market” stock selling facility and approximately $2.0 million from this facility in 2012. In March 2013, we completed the sale of our New Jersey Facility to a third-party resulting in net proceeds to us of approximately $3.6 million (See Note 5 in the Notes to the consolidated financial statements). In March 2013, we received $1.5 million in cash, as consideration for the sale of its Totect ® assets (See Note 4 in the Notes to the consolidated financial statements). These cash generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.

Our cash and cash equivalents as of June 30, 2013 were approximately $24.8 million. We expect to require external financing to fund our long-term operations. Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations into late 2014. We expect to continue to have net cash outflows from operations in 2013 as we execute our market approval and commercialization plan for Vitaros ®, develop and implement a regulatory and clinical trial program for Femprox ® and further develop our pipeline products. We expect our cash inflows during 2013 will be from licensing and milestone revenues received from commercial partners for our late stage product candidates. We expect our most significant expenditures in 2013 will include development expenditures including continued regulatory and manufacturing activities related to Vitaros ® and costs associated with the clinical development of Femprox ®.

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

As a result of the French subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the French subsidiaries in the second quarter of 2013. Although we do not expect to be liable for the unsatisfied liabilities of the French subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on us. If that was to occur, we may be required to satisfy liabilities of the liquidating French subsidiaries. If we were subject to the liabilities of the liquidating entities, then it is likely that the liquidation activities in France could have a material adverse effect on our financial condition (See Note 10 in the Notes to the consolidated financial statements).

We have one currently effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. This registration statement includes our “at-the-market” common stock selling facility through Ascendiant Capital. This facility allows us to raise cash through the sale of newly issued shares of our common stock. As of June 30, 2013, we have approximately $46.0 million available under the S-3 shelf registration statement including $17.2 million allocated to the at-the-market common stock selling facility with Ascendiant. Our at-the-market common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Comparison of Results of Operations between the Three Months Ended June 30, 2013 and 2012

Revenues and gross profit were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change
License fee revenue	$637	$3	$634
Contract service revenue	555	—	555

Total revenue	1,192	3	1,189
Cost of service revenue	702	—	702

Gross profit	$490	$3	$487

The table above excludes the revenues and cost of revenues associated with the discontinued operations.

Revenue

The $0.6 million increase in license fee revenue during the three months ended June 30, 2013 as compared to the same period in the prior year is primarily due to a $0.3 million milestone payment received from Bracco as well as recognition of $0.3 million deferred revenue, both of which resulted from regulatory marketing approval for our Vitaros product in Europe. The $0.6 million increase in contract service revenue during the three months ended June 30, 2013 as compared to the same period in 2012, is primarily due to recognition of revenue related to Warner Chilcott UK for work completed in the second quarter of June 2013.

Cost of Service Revenue

Our cost of service revenue generally includes compensation, related personnel expenses and contract services to support our contract service revenue. The $0.7 million increase in cost of service revenue during the three months ended June 30, 2013, compared to the same period in 2012, is primarily due to contract service expenses related to our French subsidiaries which have been included in our statements of operations beginning in July 2012. At the end of April 2013, we deconsolidated our French subsidiaries, and therefore will not incur cost of service revenue associated with the contract sales service business during the remaining half of 2013.

Costs and Expenses

Cost and expenses were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change
Costs and expenses
Research and development	$1,535	$1,033	$502
General and administrative	3,754	3,317	437
Recovery on sale of subsidiary	(105)	—	(105)
Deconsolidation of French subsidiaries	(641)	—	(641)

Total costs and expenses	4,543	4,350	193

Loss from operations	$(4,053)	$(4,347)	$294

The table above excludes expenses associated with the discontinued operations.

Research and Development Expenses

Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses to third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place.

The $0.5 million increase in our research and development expenditures during the three months ended June 30, 2013, as compared to the same period in 2012, reflects an increase in consulting services to support our regulatory filings in Europe and an increase in expenditures for our development pipeline including Vitaros ® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros ® as a treatment for patients with ED.

General and Administrative Expenses

General and Administrative expenses increased $0.4 million during the three months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily due to one-time severance-related charges due to the departure of an executive officer. We also had increases in general and administrative expenses associated with our French subsidiaries (See Note 3 in the Notes to the consolidated financial statements). During the second quarter of 2013, we deconsolidated our French subsidiaries, and therefore will no longer have general and administrative expenses associated with these businesses.

Deconsolidation of French subsidiaries

As a result of the French subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the French subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. In addition, we have recorded a liability of $2.8 million as of June 30, 2013, equal to the net deconsolidation liabilities. Although the Company does not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, we may be required to satisfy liabilities of the liquidating French Subsidiaries. Therefore, we have not recorded a benefit from the deconsolidation. Any resulting gain or loss from the deconsolidation will be recorded when realized on the date the Company has no further obligations associated with this matter.

During the three months ended June 30, 2013, our operating results reflect net revenues related to the French subsidiaries of $0.02 million, total costs of $0.7 million, a non-cash benefit from deconsolidation of $0.6 million, and a short-term liability of $2.8 million.

Interest Expense, net

Interest expense increased $0.1 million during the three months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily due to non-cash interest expense as a result of amortization of the discount related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements).

Other (Expense) Income

Other (expense) income, net, increased $0.2 million during the three months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily attributed to the change in the market value of the derivative liability related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements).

Comparison of Results of Operations between the Six Months Ended June 30, 2013 and 2012

Revenues and gross profit were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change
License fee revenue	$669	$674	$(5)
Contract service revenue	1,452	—	1,452

Total revenue	2,121	674	1,447
Cost of service revenue	2,553	—	2,553

Gross profit	$(432)	$674	$(1,106)

The table above excludes the revenues and cost of revenues associated with the discontinued operations.

Revenue

The $1.5 million increase in contract service revenue during the six months ended June 30, 2013 as compared to the same period in 2012 is primarily due to new revenue from contract services related to our French subsidiaries of $0.9 million, which have been included in our statements of operations since July 2012. During the second quarter of 2013, we deconsolidated our French subsidiaries, and therefore will not have revenues from contract services in the future. Also contributing to the increase in contract services was the recognition of revenue related to Warner Chilcott UK for work completed in June 2013.

We expect our cash inflows during the remainder of 2013 will be from licensing and milestone revenues received from commercial partners for our Vitaros product. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.

Cost of Service Revenue

Our cost of service revenue generally includes compensation, related personnel expenses and contract services to support our contract service revenue. The $2.6 million increase in cost of service revenue during the six months ended June 30, 2013, as compared to the same period in 2012, is primarily due to contract services related to our French subsidiaries which have been included in our statements of operations since July 2012 as well as $0.2 million in costs related to Warner Chilcott UK. During the second quarter of 2013, we deconsolidated our French subsidiaries, and therefore do not expect to have cost of service revenue associated with the contract sales service business during the remaining half of 2013.

Costs and Expenses

Costs and expenses were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change
Costs and expenses
Research and development	$2,948	$2,210	$738
General and administrative	7,580	6,554	1,026
Recovery on sale of subsidiary	(105)	—	(105)
Deconsolidation of French subsidiaries	(641)	—	(641)

Total costs and expenses	9,782	8,764	1,018

Loss from operations	$(10,214)	$(8,090)	$(2,124)

The table above excludes expenses associated with the discontinued operations.

Research and Development Expenses

Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses to third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place. The $0.7 million increase in our research and development expenditures during the six months ended June 30, 2013, as compared to the same period in 2012, reflects an increase in consulting services to support our regulatory filings in Europe and an increase in expenditures for our development pipeline including Vitaros ® manufacturing activities and expenses related to regulatory filings in Europe for Vitaros ® as a treatment for patients with ED. This was partially offset by a decrease in license fees related to the purchase of Nitromist and PediatRx licenses in 2012 and sale of Nitromist in 2013.

General and Administrative Expenses

General and Administrative expenses increased $1.0 million during the six months ended June 30, 2013 as compared to the same period in 2012. The increase is due to one-time severance-related charges due to the departure of an executive officer during the first half of 2013 as well as expenses associated with our French subsidiaries (See Note 3 in the Notes to the consolidated financial statements).

Deconsolidation of French subsidiaries

As a result of the French subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the French subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. In addition, we have recorded a liability of $2.8 million as of June 30, 2013, equal to the net deconsolidation liabilities. Although the Company does not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, we may be required to satisfy liabilities of the liquidating French Subsidiaries. Therefore, we have not recorded a benefit from the deconsolidation. Any resulting gain or loss from the deconsolidation will be recorded when realized on the date the Company has no further obligations associated with this matter.

During the six months ended June 30, 2013, our operating results reflect net revenues from our French Subsidiaries of $0.9 million, total costs of $3.5 million, a non-cash benefit from deconsolidation of $0.6 million, and a short-term liability of $2.8 million.

Interest Expense, net

Interest expense increased $0.3 million during the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily due to non-cash interest expense as a result of amortization of the discount related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements).

Other (Expense) Income

Other (expense) income, net, increased $0.5 million during the six months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily attributed to the change in the market value of the derivative liability related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements).

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Disclosure of Contractual Obligations

There have been no material changes to the contractual obligations as described in our Annual Report on Form 10-K, as filed with the SEC on March 18, 2013.

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

We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in Euros or vice versa. We also used U.S. dollars to fund our French (Euro) operations in the past. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of June 30, 2013, our foreign currency transactions are insignificant and changes to the exchange rate between the U.S. dollar and foreign currencies would have an insignificant effect on our earnings. As a result of the deconsolidation of our French subsidiaries, we no longer have operations in France and have no funds available for repatriation.

In the past, we translated the French operations’ financial statements from Euros to dollars as a part of the consolidation. The translation impact of the exchange rate variation was shown in Accumulated Other Comprehensive Income in the equity section of the balance sheet. The French subsidiaries were deconsolidated as of April 25, 2013 and we no longer maintain assets in foreign territories.

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

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 18, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed on May 10, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 and March 31, 2013, and continue to not be effective as of June 30, 2013 because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012 and our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 and the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

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

We will be amending our Annual Report on Form 10-K for 2012 and have amended our Quarterly Report on Form 10-Q for the first quarter of 2013 to reflect the conclusions by our management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2012 and March 31, 2013. Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in our Form 10-K for the year ended December 31, 2012 and our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 and the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Versailles Civil Court Summons

On April 25, 2013, the Company’s French subsidiaries entered into a judicial liquidation procedure as a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing its French subsidiaries.

In June of 2013, the Versailles Civil Court authorized the French Works Council (which represents individuals previously employed by the French subsidiaries) to deliver a writ of summons to Apricus Bio for a hearing in the civil court in September 2013. In the summons it is claimed that Apricus Bio was the co-employer of the individuals working for Scomedica and that, as such, Apricus Bio is liable for the financing of a job protection plan and is seeking €4.1 million ($5.4 million as of June 30, 2013) from Apricus Bio.

The Company believes that it has adequate defenses and will vigorously defend itself in the matter. The Company has not recorded a loss accrual as of June 30, 2013 as any possible loss or range of loss cannot be reasonably estimated at this time. There can be no assurances as to the final outcome of this matter.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 18, 2013, except for the following items which have been updated.

In markets where Vitaros® may be approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®.

Even though we have obtained regulatory approval of Vitaros® in Canada and through the European Decentralized Procedure (the “DCP”), we do not expect to have or to develop any sales or marketing infrastructure. Accordingly, our operating results and long-term success will be substantially dependent on the commercialization efforts of our current and future marketing partners. Consummation of new Vitaros ® and NexACT ® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. In jurisdictions where we commercialize our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’ commercialization efforts for Vitaros ® are unsuccessful, we may realize little or no revenue from sales in such markets where it is or may be approved.

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

The manufacturing specifications for producing Vitaros® in Canada affect the expected shelf-life that can be achieved for the product. Abbott, our marketing partner in Canada, is working with their contract manufacturer to optimize the shelf-life period for the cold-chain product prior to launch. We understand that Abbott is considering seeking potential changes in the approved product specifications in order to increase the shelf-life and corresponding value of the product. If any of our partners are unable to achieve the desired product shelf life within approved specifications, our financial results could be negatively impacted.

We are undertaking cost-reduction initiatives, have divested the products associated with Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), and have ceased funding Finesco, Scomedica and NexMed Pharma (the “French subsidiaries”). These actions may not result in the cost savings or more efficient operations we anticipate.

In December 2012, we made the strategic decision to focus on our core product candidates associated with sexual health and the underlying NexACT ® technology and in March 2013, we ceased funding our French subsidiaries, given the change in the market conditions and the decrease in the operating results. As a result of these decisions, we have divested certain assets and business lines and have incurred significant asset impairment charges related to the divestitures. We have also implemented other cost cutting measures to focus our activities on our core assets. We may undertake further restructuring initiatives in the future as we realign our business to focus on assets with potential for the greatest return, such as Vitaros ® for ED and Femprox ® for FSIAD. These efforts may not result in the cost savings that we anticipate and may preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our long-term prospects. These efforts may also divert management’s attention away from executing on our strategy to commercialize our main product and product candidates within the field of sexual health.

These restructuring plans may subject the Company to litigation risks and expenses. For example, although we do not expect to be liable for the unsatisfied liabilities of the French subsidiaries the liquidation process in France, it is possible that a French court could attempt to impose these liabilities on the Company. If that was to happen, we may be required to satisfy liabilities of the liquidating French subsidiaries. If the Company is unable to realize the benefits of these restructuring activities or appropriately structure our business to meet market conditions, or if we were subject to the liabilities of the liquidating entities, then it is likely that the restructuring activities could have a material adverse effect on the Company’s financial condition.

We and our licensees depend upon third party manufacturers for our products Vitaros® and Femprox® and other products and product candidates, and for the raw materials, components, chemical supplies, and dispensers required for our finished products.

We do not manufacture any of our products and product candidates including Vitaros® and Femprox®. As such, we are dependent on third party manufacturers for the supply of these products and product candidates. In particular, Therapex is our sole supplier of Vitaros®. The manufacturing process for our products is highly regulated and regulators may terminate manufacturing at facilities that they believe do not comply with regulations. Our third-party manufacturers and our suppliers are subject to numerous regulations, including Good Manufacturing Practices, or cGMP, FDA regulations governing manufacturing processes and related activities and similar foreign regulations. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks that are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver our products on a timely basis or receive royalties or continue our clinical trials would be adversely affected. Also, the manufacturing processes of our manufacturing partners may be found to violate the proprietary rights of others, which could interfere with their ability to manufacture products on a timely and cost effective basis.

In addition, we and our licensees are also dependent on third party manufacturers and suppliers of raw materials, components, chemical supplies for the active drugs in our products and those product candidates under development for the formulation and supply of our NexACT® enhancers and finished products including dispensers that are essential in the production of our products Vitaros®, Femprox® and other products and product candidates. These raw materials, components, chemical supplies, finished products and dispensers must be supplied on a timely basis and at satisfactory quality levels.

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

From time to time we are subject to various legal proceedings, which could expose us to significant liabilities.

We, as well as certain of our officers and distributors, are subject, from time to time, to a number of legal proceedings, including those described in the Notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q. Litigation is inherently unpredictable, and these claims and disputes may result in significant legal fees and expenses and could divert managements time and other resources. If we are unable to successfully defend or settle any claims asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits, either in defending these claims or in pursuing counterclaims.

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.

We are required to maintain internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Our management concluded that a material weakness existed in our internal control over financial reporting as of March 31, 2013 and June 30, 2013, and our management is continuing to review the adequacy of our internal controls as of December 31, 2012. As a result of this material weakness, our disclosure controls and procedures were not effective. If not remediated, this material weakness could result in future errors in our financial statements or in documents we file with the SEC.

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

ITEM 6.	EXHIBITS

3.1	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

4.1	Amendment and Termination of Shareholder Rights Agreement, dated May 15, 2013, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

4.2	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2013).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Date: August 14, 2013	/S/ STEVE MARTIN
Steve Martin
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

4.1	Amendment and Termination of Shareholder Rights Agreement, dated May 15, 2013, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

4.2	Form of Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2013).

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.