Form 10-K/A
period 2012-12-31
APRICUS BIOSCIENCES, INC.
filed 2013-09-30
CIK 1017491

UNITED STATES

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

		Page

EXPLANATORY NOTE		3

PART II.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	4

ITEM 9A.	CONTROLS AND PROCEDURES	44

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	46

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) to amend and restate our Item 9A. Controls and Procedures disclosures related to effectiveness of our disclosure controls and procedures and internal control over financial reporting. The Original Filing was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013.

Restatement of Disclosure Controls Procedures Conclusion

On August 6, 2013, PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, informed us that it believes that one or more material weaknesses in our internal control over financial reporting may have existed as of December 31, 2012. As a result, under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 18, 2013, our acting Interim CEO (“Interim CEO”) who was previously and continued to serve as the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. Subsequent to this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of a material weakness in our internal control over financial reporting as further described In Item 9A included in this Annual Report on Form 10-K. As a result we have restated our Item 9A Controls and Procedures disclosures related to effectiveness of our disclosure controls and procedures and internal control over financial reporting to include the material weakness.

In light of the material weakness described in Item 9A, the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that no changes were required to the financial statements previously filed and the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Apricus Biosciences, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Apricus Biosciences, Inc. and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to the accounting for and disclosure of technical accounting matters in the consolidated financial statements as management did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with their structure and financial reporting requirements. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for and disclosures of technical accounting matters in the consolidated financial statements existed as of that date as management did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with their structure and financial reporting requirements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Diego, California

March 18, 2013, except for the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is September 30, 2013

Report of Independent Registered Public Accounting Firm

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

The carrying amounts of the assets and liabilities of our discontinued operations are as follows (in thousands):

	DECEMBER 31,
	2012	2011
Accounts receivable	$—	$306
Inventories	285	133
Prepaid expenses and other current assets	506	27

Current assets of discontinued operations	791	466
Property and equipment	40	—
Intangible assets, net	1,877	2,630
Goodwill	—	1,130
Other long-term assets	23	39

Noncurrent assets of discontinued operations	1,940	3,799

Total assets of discontinued operations	$2,731	$4,265

Trade accounts payable	$699	$87
Accrued expenses	1,087	381
Deferred revenue	243	—
Contingent consideration	1,328	1,418
Provision for replacement inventory	170	258

Current liabilities of discontinued operations	3,527	2,144
Contingent consideration	420	500
Provision for replacement inventory	28	28

Noncurrent liabilities of discontinued operations	448	528

Total liabilities of discontinued operations	$3,975	$2,672

The operating results of the Company’s discontinued operations are as follows during the year ended December 31, 2012 (in thousands):

DECEMBER 31, 2012
Product sales	$314
Cost of goods sold	270
Operating expenses	3,369
Impairment of intangible assets	2,886

Loss before income tax provision	(6,211)

Income tax provision	—

Loss from discontinued operations	$(6,211)

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
(4)	Loss from discontinued operations during the fourth quarter of 2012 includes $2.9 million for the impairment of intangible assets and goodwill related to our discontinued operations.
(5)	The sum of the quarterly per share amounts may not equal the amounts presented for the full year due to differences in the weighted average number of shares outstanding as calculated on a quarterly basis compared to an annual basis.
(6)	Loss from continuing operations during the second quarter of 2011 includes a loss of $2.8 million on the sale of our Bio-Quant subsidiary.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the acting Interim CEO (“Interim CEO”) (principal executive officer) who was previously and continued to serve as the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was filed on March 18, 2013, our acting Interim CEO who was previously and continued to serve as the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. Subsequent to this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of a material weakness in our internal control over financial reporting as described below. In light of the material weakness described below, the Company performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that no changes were required to the financial statements previously filed and the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Restated Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed, under the supervision and with the participation of our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 using criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that criteria, management identified a material weakness in internal control over financial reporting as of December 31, 2012 as further described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have excluded Finesco SAS, Scomedica SAS and NexMed Pharma SAS from our assessment of internal control over financial reporting as of December 31, 2012, because they were acquired by us in separate purchase business combinations during 2012. Finesco SAS, Scomedica SAS and NexMed Pharma SAS are wholly-owned subsidiaries whose total assets and total revenues represent 9 percent and 34 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

We did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This control deficiency resulted in audit adjustments with respect to our consolidated financial statements for the year ended December 31, 2012 and the interim periods during fiscal year 2012 related to the identification of and accounting for an embedded derivative associated with the convertible note, presentation and disclosure related to the sale of the Bio-Quant business and associated cash flows and certain income tax disclosures. Additionally, this control deficiency could result in misstatements of the consolidated financial statements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2012, our management, including our acting Interim CEO who was previously and continued to serve as the CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Management has subsequently concluded that the material weakness described above existed as of December 31, 2012. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria in Internal Control-Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect such controls.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

2. Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

3. Exhibits

The following exhibits are incorporated by reference or filed as part of this report.

EXHIBITS NO.	DESCRIPTION

1.1	Sales Agreement, dated April 21, 2010, by and between Apricus Biosciences, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 21, 2010).

1.2	Controlled Equity Offering Agreement, dated December 30, 2011, by and between Apricus Biosciences, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

1.3	Underwriting Agreement, dated February 9, 2012, by and among Apricus Biosciences Inc., Lazard Capital Markets, LLC, JMP Securities, LLC and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2012).

2.1+	Stock Purchase Agreement, dated December 15, 2011, by and among Apricus Biosciences Inc., TopoTarget A/S, and TopoTarget USA, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2012).

2.2	Stock Contribution Agreement, dated June 19, 2012, by and among Apricus Biosciences, Inc., Finesco SAS, Scomedica SA and the shareholders of Finesco named therein (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report form 8-K, filed with the Securities and Exchange Commission on July 13, 2012).

3.1	Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of Apricus Biosciences, Inc., dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of Apricus Biosciences, Inc., dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

EXHIBITS NO.	DESCRIPTION

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-A12GK filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Fourth Amended and Restated Bylaws, dated December 18, 2012 (incorporated herein by reference to Exhibit 3.9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

4.1	Form of Warrant, dated November 30, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 4, 2006).

4.2	Form of Warrant, dated December 20, 2006 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006).

4.3	Amendment No. 1 to Rights Agreement, dated January 16, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 22, 2007).

4.4	Form of Warrant, dated October 26, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007).

4.5	Form of Warrant, dated July 28, 2008 (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form S-3 filed with the Securities and Exchange Commission on July 29, 2008).

4.6	Shareholder Rights Agreement, dated March 22, 2011, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-A12G filed with the Securities and Exchange Commission on March 24, 2011).

4.7	Form of Warrant, dated September 17, 2010 (incorporated by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

4.8	Form of Warrant Certificate (incorporated by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

4.9	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2012).

EXHIBITS NO.	DESCRIPTION

4.11	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

10.1*	Amended and Restated NexMed, Inc. Stock Option and Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001).

10.2*	The NexMed, Inc. Recognition and Retention Stock Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2004).

10.3	License Agreement, dated March 22, 1999, by and between NexMed International Limited and Vergemont International Limited (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 16, 2000).

10.4*	Employment Agreement, dated February 26, 2002, by and between NexMed, Inc. and Dr. Y. Joseph Mo (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002).

10.5*	Amendment, dated September 26, 2003, to Employment Agreement by and between NexMed, Inc. and Dr. Y. Joseph Mo dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.6*	Form of Stock Option Grant Agreement between Apricus Biosciences and its Directors (incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

10.7*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.8+	License Agreement, dated November 1, 2007, by and between NexMed, Inc. and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2008).

10.9	Side Letter, effective June 27, 2008, to License Agreement by and among NexMed, Inc, NexMed International Limited and Novartis International Pharmaceutical Ltd., dated September 13, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2008).

10.10*	NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.11	Asset Purchase Agreement, dated February 3, 2009, by and between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.12	License Agreement, dated February 3, 2009, by and between NexMed, Inc. and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

EXHIBITS NO.	DESCRIPTION

10.13	Purchase Agreement, dated March 15, 2010, by and between NexMed, Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.14*	Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed on April 6, 2012).

10.15	Registration Rights Agreement, dated March 15, 2010 (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.16	Amendment, dated December 7, 2012, by and among Apricus Biosciences, Inc. and The Tail Wind Fund Ltd., Solomon Strategic Holdings, Inc. and Tail Wind Advisory & Management Ltd. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.17	Amended and Restated 7% Convertible Note Due December 31, 2014 with The Tail Wind Fund Ltd. (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.18	Amended and Restated 7% Convertible Note Due December 31, 2014 with Solomon Strategic Holdings, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.19	Amended and Restated 7% Convertible Note Due December 31, 2014, with Tail Wind Advisory & Management Ltd. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.20	Real Estate Purchase Agreement, dated November 7, 2012, by and between NexMed, Inc. and Maujer, LLC. (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.21	Real Estate Purchase Agreement, dated December 28, 2012, by and between NexMed, Inc. and Jack Breitkopf. (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.22	NexMed, Inc. Subscription Agreement and Instructions (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.23	Form of Unsecured Promissory Note (incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.24	Sales Agreement, dated April 21, 2010, by and between Apricus Biosciences, Inc. and Brinson Patrick Securities Corporation (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2010).

10.25	Warrant Agent Agreement, dated September 17, 2010, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

10.26	Separation Agreement, dated June 1, 2011, by and between the Company and Mark Westgate (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011).

10.27*	Amended and Restated Employment Agreement, dated January 31, 2011, by and between Apricus Biosciences, Inc. and Dr. Bassam Damaj (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.28*	Employment Agreement by and between Apricus Biosciences, Inc. and Randy Berholtz, dated May 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2011).

EXHIBITS NO.	DESCRIPTION

10.29*	Employment Agreement by and between Apricus Biosciences, Inc. and Steve Martin, dated June 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2011).

10.30	Separation Agreement, dated December 28, 2012, by and between Apricus Biosciences, Inc. and Dr. Bassam Damaj (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.31	Consulting Agreement, dated August 5, 2011, by and between Apricus Biosciences, Inc. and Echo Galaxy Limited (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2012).

10.32	Registration Rights and Transfer Restriction Agreement, dated July 12, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on July 13, 2012).

21	Subsidiaries (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm (incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

23.2	Consent of EisnerAmper LLP, independent registered public accounting firm (incorporated herein by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

23.3	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.4	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Previously furnished.
(2)	Furnished herein.
*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.
+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the Securities and Exchange Commission. Such portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APRICUS BIOSCIENCES, INC.

Dated: September 30, 2013	By:	/s/ STEVE MARTIN
Steve Martin Senior Vice President, Chief Financial Officer, and Secretary

EXHIBIT INDEX

23.3	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.4	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Furnished, not filed.