Form 10-Q
period 2013-09-30
APRICUS BIOSCIENCES, INC.
filed 2013-11-12
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-22245
____________________________
APRICUS BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)
____________________________

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11975 El Camino Real, Suite 300, San Diego, CA 92130
(Address of Principal Executive Offices)
(858) 222-8041
(Registrant’s Telephone Number, Including Area Code)
____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of November 8, 2013, 37,533,428 shares of Common Stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012 (1)

Assets
Current assets
Cash and cash equivalents	$20,619	$15,130
Accounts receivable	35	653
Restricted cash	332	52
Inventories	338	—
Prepaid expenses and other current assets	338	582
Property held for sale	—	3,654
Current assets of discontinued operations	—	825
Total current assets	21,662	20,896
Property and equipment, net	549	601
Other long term assets	90	100
Restricted cash long term	—	343
Noncurrent assets of discontinued operations	—	1,940
Total assets	$22,301	$23,880

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable, net	$1,441	$—
Trade accounts payable	615	2,277
Accrued expenses	2,180	1,841
Accrued compensation	780	2,521
Deferred revenue	45	536
Derivative liabilities	292	—
Deconsolidation of French Subsidiaries	2,846	—
Other current liabilities	201	57
Current liabilities of discontinued operations	—	3,536
Total current liabilities	8,400	10,768
Long term liabilities
Convertible notes payable, net	1,102	3,413
Derivative liability	194	906
Deferred compensation	531	1,529
Other long term liabilities	127	196
Noncurrent liabilities of discontinued operations	—	447
Total liabilities	10,354	17,259

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 37,533,428 and 29,937,669 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	38	30
Additional paid-in-capital	278,630	257,078
Accumulated other comprehensive income	—	641
Accumulated deficit	(266,721)	(251,128)
Total stockholders’ equity	11,947	6,621
Total liabilities and stockholders’ equity	$22,301	$23,880

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

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations
And Other Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
License fee revenue	$—	$3,626	$669	$4,299
Contract service revenue	28	1,269	1,480	1,269
Total revenue	28	4,895	2,149	5,568
Cost of service revenue	15	1,591	2,568	1,591
Gross profit (loss)	13	3,304	(419)	3,977
Costs and expenses
Research and development	919	1,999	3,867	4,209
General and administrative	2,866	3,755	10,446	10,309
Gain on contract settlement	(534)	—	(534)	—
Recovery on sale of subsidiary	(75)	(125)	(180)	(125)
Deconsolidation of French Subsidiaries	—	—	(641)	—
Total costs and expenses	3,176	5,629	12,958	14,393
Loss from continuing operations before other (expense) income	(3,163)	(2,325)	(13,377)	(10,416)
Other (expense) income
Interest expense, net	(174)	(73)	(618)	(215)
Rental income	—	115	91	340
Other income (expense), net	138	—	(331)	(12)
Total other (expense) income	(36)	42	(858)	113
Loss from continuing operations before benefit from income taxes	(3,199)	(2,283)	(14,235)	(10,303)
Benefit from income taxes	—	362	—	362
Loss from continuing operations	(3,199)	(1,921)	(14,235)	(9,941)
Income (loss) from discontinued operations	214	(573)	(1,358)	(2,193)
Net loss	$(2,985)	$(2,494)	$(15,593)	$(12,134)
Basic and diluted loss per common share
Loss from continuing operations	$(0.09)	$(0.07)	$(0.43)	$(0.38)
Income (loss) from discontinued operations	$0.01	$(0.02)	$(0.04)	$(0.08)
Net loss	$(0.08)	$(0.09)	$(0.47)	$(0.46)
Weighted average common shares outstanding used for basic and diluted loss per share	37,003,853	29,258,434	33,360,710	26,652,258

Net loss	$(2,985)	$(2,494)	$(15,593)	$(12,134)
Other comprehensive income
Foreign currency translation adjustments	—	37	—	37
Comprehensive loss	$(2,985)	$(2,457)	$(15,593)	$(12,097)
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2012	29,937,669	$30	$257,078	$641	$(251,128)	$6,621
Issuance of compensatory restricted stock to employees and Board of Director members	87,669	—	—	—	—	—
Stock-based compensation expense			1,622	—	—	1,622
Issuance of common stock, net of offering costs	312,450	—	792	—	—	792
Issuance of common stock and warrants, net of offering costs	6,000,000	6	15,814	—	—	15,820
Issuance of common stock upon exercise of convertible notes	486,923	1	1,736	—	—	1,737
Issuance of common stock to TopoTarget	688,717	1	1,542	—	—	1,543
Issuance of common stock upon exercise of warrants	20,000	—	46	—	—	46
Elimination of cumulative translation adjustment upon deconsolidation of French Subsidiaries	—	—	—	(641)		(641)
Net loss	—	—	—	—	(15,593)	(15,593)
Balance as of September 30, 2013	37,533,428	$38	$278,630	$—	$(266,721)	$11,947
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities of continuing operations:
Net loss	$(15,593)	$(12,134)
Loss from discontinued operations	(1,358)	(2,193)
Net loss from continuing operations	(14,235)	(9,941)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Deconsolidation of French Subsidiaries	(641)	—
Gain on contract settlement	(534)	—
Depreciation and amortization	57	510
Accretion of debt discount	192	—
Stock-based compensation expense	1,622	1,722
Changes in derivative liabilities	243	—
Accretion of interest on contingent consideration	242	—
Other	17	(2)
Changes in operating assets and liabilities of continuing operations, net of assets and liabilities acquired and divested in business acquisitions and divestitures:
Accounts receivable	276	(2,491)
Inventories	(338)	(109)
Prepaid expenses and other current assets	(63)	(926)
Deferred rental income and other assets	1	(436)
Accounts payable	(1,502)	279
Accrued expenses	(39)	562
Accrued compensation	(917)	—
Deferred revenue	(248)	225
Deferred compensation	(165)	68
Other liabilities	(21)	171
Net cash used in operating activities from continuing operations	(16,053)	(10,368)
Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(119)	(23)
Proceeds from the sale of property and equipment	3,657	2
Investment in intangible assets	—	836
Cash acquired from Finesco	—	1,855
Elimination of bank deficit in deconsolidated French Subsidiaries	270	—
Deposit of restricted cash	(280)	—
Net cash provided by investing activities from continuing operations	3,528	2,670
Cash flows from financing activities of continuing operations:
Proceeds from exercise of warrants	46	40
Proceeds from the exercise of stock options	—	10
Repayment of capital lease obligations	—	(3)
Issuance of common stock, net of offering costs	16,612	19,489
Net cash provided by financing activities from continuing operations	16,658	19,536
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(144)	(1,279)
Net cash provided by (used in) investing activities of discontinued operations	1,500	(1,260)
Net cash provided by (used in) discontinued operations	1,356	(2,539)
Effect of exchange rate changes on cash	—	127
Net increase in cash and cash equivalents	5,489	9,426
Cash and cash equivalents, beginning of period	15,130	7,435

Cash and cash equivalents, end of period	$20,619	$16,861

Supplemental disclosure of cash flow information:
Cash paid for interest	$189	$223
Non-cash investing and financing activities:
Issuance of 486,923 shares of common stock upon conversion of convertible note	$1,737	$—
Issuance of 688,717 shares of common stock to TopoTarget	$1,543	$—
Receivable from buyer upon sale of BQ Kits	$51	$—
Issuance of 373,134 shares of common stock to PediatRx Inc. for co-promote agreement	$—	$1,000
Issuance of 2,592,592 shares of common stock to former Finesco shareholders upon closing of the transaction	$—	$8,556
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1. ORGANIZATION, BASIS OF PRESENTATION AND LIQUIDITY
Organization
Apricus Biosciences, Inc. and Subsidiaries (“Apricus Bio” or the “Company”) was incorporated in Nevada in 1987. The Company has operated in the pharmaceutical industry since 1995, primarily focused on product development and commercialization in the area of sexual health. The Company’s proprietary drug delivery technology is called NexACT® and the Company has one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada and in Europe through the European Decentralized Procedure as a cold-chain product for the treatment of erectile dysfunction (“ED”).  The Company has a second generation Vitaros® product (“Room Temperature Vitaros®") in development, which is a proprietary stabilized dosage formulation that allows the product to be stored at room temperature conditions. Also in the area of sexual health is the Company’s Femprox® product candidate for female sexual interest / arousal disorder (“FSIAD”).
In July 2012, the Company accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco SAS, a holding company incorporated in France (“Finesco”) and Scomedica SAS, a company incorporated in France and a wholly-owned subsidiary of Finesco (“Scomedica”). This transaction was a business acquisition under United States ("U.S.") generally accepted accounting principles ("GAAP") (See Note 3). Further, in July 2012, Finesco acquired all of the capital stock of Portalis SARL, a French company that qualifies as a French pharmaceutical sales license. The Company later changed the name and corporate structure of Portalis SARL to NexMed Pharma SAS (“NexMed Pharma”) (collectively, Finesco, Scomedica and NexMed Pharma are referred to herein as the “French Subsidiaries”). In March 2013, the French Subsidiaries entered into a bankruptcy reorganization procedure as a result of a decrease in the unit’s operating performance resulting from the then recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing the French Subsidiaries. In April 2013, the French Subsidiaries entered into a judicial liquidation procedure. As a result of these actions, effective April 25, 2013, the Company no longer controlled the French Subsidiaries in accordance with consolidation guidance and as a result, the assets and liabilities of those entities were deconsolidated and the operating results are no longer included in the Company’s consolidated financial statements subsequent to April 25, 2013.
In December 2012, the Company initiated strategic changes to its business by seeking a buyer for its U.S. oncology supportive care business, including its products Totect® and Granisol®. In March 2013, Apricus Pharmaceuticals USA, Inc. (“Apricus Pharmaceuticals”), the Company’s wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Biocodex Agreement”) whereby the Company sold to Biocodex, Inc. (“Biocodex”) all of the Company’s rights and certain information, property and inventory related to Totect® (See Note 4). In September 2013, the Company negotiated a settlement agreement which resulted in the extinguishment of certain contingent consideration associated with the 2011 purchase of Totect®, and in the third quarter of 2013 the Company ceased its contractual arrangements related to Granisol®.
These actions are intended to enable the Company to increase its focus on its primary products: Vitaros® for ED, for which the Company is seeking additional regulatory approvals and potential licensing opportunities, and Femprox® for FSIAD, for which the Company is currently evaluating the potential for it as a development candidate.
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature and considered necessary for fair statement have been included in the accompanying consolidated financial statements. Certain prior year items have been reclassified to conform to the current year presentation. The consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K as initially filed with the SEC and as amended by Form 10-K/A (Amendment No. 1) for the year ended December 31, 2012.

Use of Estimates
The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company’s most significant estimates relate to the estimated fair value of future contingent consideration related to the acquisition of TopoTarget USA, Inc. and other acquisition or disposition related activities, whether revenue recognition criteria have been met, estimated costs to complete under its research contracts, the fair value of its embedded derivatives related to the convertible notes payable, and valuation allowances for the Company’s deferred tax benefit. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Segment Information
The internal organization used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources determines the basis for its reportable operating segments. The Company’s CODM is the Chief Executive Officer. Beginning in July 2013, the Company operated under only one segment, Pharmaceuticals, which designs and develops pharmaceutical products including those with its NexACT® platform. All of the Company's revenues during the three and nine months ended September 30, 2013 related to Europe and all of its long-lived assets as of September 30, 2013 related to the U.S. operations.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The Company does not expect the adoption to have a material impact on the consolidated financial position and results of operations.
In July 2013, the FASB issued an Accounting Standard Update ("ASU") that requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively referred to as a “tax attribute carryforward”), unless the jurisdiction from which the tax attribute carryforward arose does not allow for such treatment. To the extent that a company does not have a tax attribute carryforward as of the reporting date, the unrecognized tax benefit is to be reported as a liability. The Company will adopt this ASU in the first quarter of 2014. The Company does not expect the adoption to have a material impact on the consolidated financial position and results of operations.
Liquidity
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $266.7 million as of September 30, 2013, recorded a net loss of approximately $15.6 million for the nine months ended September 30, 2013 and has principally been financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million and $18.4 million from our May 2013 and February 2012 follow-on public offerings, respectively. Additionally, the Company raised approximately $0.8 million during the nine months ended September 30, 2013 from the sale of common stock via its “at-the-market” stock selling facility and approximately $2.0 million from this facility in 2012. In March 2013, the Company completed the sale of its New Jersey Facility to a third-party resulting in net proceeds to the Company of approximately $3.6 million (See Note 5). In March 2013, the Company received $1.5 million in cash, as consideration for the sale of its Totect® assets (See Note 4). These cash generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
Our cash and cash equivalents as of September 30, 2013 were approximately $20.6 million. The Company expects to require additional external financing to fund its long-term operations. Based upon our current business plan, the Company believes it has sufficient cash reserves to fund our on-going operations through 2014. The Company expects to continue to have net cash outflows from operations in 2013 as it continues to support the market approvals and partner commercialization plans for Vitaros®, further develops Room Temperature Vitaros® and evaluates its regulatory and clinical trial strategy for Femprox® . The Company expects its cash inflows during the latter part of 2013, if any, will be from licensing and milestone revenues received from existing and any potential new commercial partners for licenses granted for Vitaros®.

Based on its recurring losses, negative cash flows from operations and working capital levels, the Company will need to raise substantial additional funds to finance its operations. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, its business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that the Company will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of the Company’s existing stockholders.
As a result of the French Subsidiaries entering into judicial liquidation procedures in April 2013, the Company deconsolidated the French Subsidiaries in the second quarter of 2013. Although the Company does not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, the Company may be required to satisfy liabilities of the liquidating French Subsidiaries. If the Company were held liable for liabilities of the French Subsidiaries, then it is likely that the liquidation activities in France could have a material adverse effect on the Company’s financial condition (See Note 10).
2. LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS
Vitaros®
Abbott Laboratories Limited
In January 2012, the Company entered into an exclusive license agreement with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for ED in Canada. The product was approved by Health Canada in late 2010. Under the license agreement, the Company received $2.5 million in October 2012 as an up-front payment. The Company determined that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $2.5 million from Abbott was recorded as revenue in the third quarter of 2012.
Over the term of the agreement, the Company has the right to receive an additional $13.2 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.
Bracco SpA
On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“Bracco”) for its Vitaros® product for ED. Under the terms of the license agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €0.75 million ($1.0 million) as an up-front payment during the year ended December 31, 2011, and is entitled to receive up to €4.75 million ($6.4 million as of September 30, 2013), net of withholding taxes, in regulatory and sales milestone payments. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Bracco’s sales of the product.
The Company concluded that the only deliverable was the license element, but $0.3 million of the $1.0 million up-front payment was contingent upon the Company receiving regulatory marketing approval for the product in Europe. Therefore, $0.7 million, net of withholding taxes, was recognized as license revenue during the year ended December 31, 2011, as there was no additional obligation associated with the license. The remaining $0.3 million was deferred until the Company received regulatory marketing approval for the product in Europe, which occurred during the second quarter of 2013. Under the license agreement, an additional regulatory milestone of approximately $0.3 million was triggered by the European regulatory approval in the second quarter of 2013 and as a result approximately $0.3 million was billed and recognized as revenue for this substantive milestone during the second quarter of 2013, for a total of approximately $0.6 million of revenue recognized during the second quarter of 2013.
Sandoz, a division of Novartis
In February 2012, the Company entered into an exclusive license agreement with Sandoz, a division of Novartis (“Sandoz”) for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company has the right to receive up to approximately €22 million ($29.7 million as of September 30, 2013) in up-front and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. Based on the results of the Company’s analysis, the Company concluded that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $0.7 million, net of withholding taxes, from Sandoz was recorded as revenue in the first quarter of 2012.
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”) to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. Under the license agreement, the Company has the right to receive up to €34.65 million ($46.8 million as of September 30, 2013) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus low double-digit royalty payments. The agreement with Takeda includes two deliverables: the granting of a license and manufacturing, with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda will be recognized as revenue for the supply element when earned. Given no additional obligation was associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.
Warner Chilcott UK Limited
In February 2012, the Company entered into an Alprostadil Cream and Placebo Clinical Supply Agreement (the “Supply Agreement”), as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”), a subsidiary of Actavis pls. Under the Supply Agreement, the Company is entitled to receive approximately $0.3 million in exchange for Vitaros® ordered by Warner Chilcott UK. During the second half of 2012, the Company received additional work orders from Warner Chilcott UK under the Supply Agreement, ordering additional quantities of the Vitaros® product and requesting that certain testing procedures be performed by the Company. The associated aggregate amount of the purchase orders received in 2012 from Warner Chilcott UK was approximately $1.2 million and reflects the value of the products to be delivered and certain testing procedures to be performed.
The Company determined that the agreement with Warner Chilcott UK includes two deliverables: certain contract services and product supply. The product supply element of the agreement was treated as a single unit of accounting and, accordingly, the supply price of product shipped to Warner Chilcott UK was recognized as revenue for the supply element when earned. The contract services element of the agreement is treated as a separate unit of accounting and revenue is recognized using the proportional performance method over the period in which the contract services are performed. During the nine months ended September 30, 2013, the Company recognized contract service revenue of $0.6 million. Since the inception of the study, the Company has recognized a total of $1.1 million in contract service revenue.
3. FRENCH BUSINESS COMBINATION AND DECONSOLIDATION
Ownership of the French Subsidiaries
On July 12, 2012, the Company entered into an agreement under which it accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco and its wholly-owned subsidiary, Scomedica, which became a wholly-owned indirect subsidiary of the Company in a transaction accounted for under the acquisition method of accounting for business combinations under the business combination guidance. Further, in July 2012, Finesco acquired all of the capital stock of Portalis SARL, later renamed NexMed Pharma. Accordingly, the assets acquired and liabilities assumed of the French Subsidiaries were recorded as of the transaction date at their respective fair values and are included in the consolidated balance sheet as of December 31, 2012.
On March 28, 2013, the Commercial Court of Versailles, France opened a bankruptcy reorganization of the French Subsidiaries following a declaration of insolvency by their legal representative. On April 25, 2013, the French Subsidiaries entered into a judicial liquidation procedure. As a result of the conversion of the bankruptcy reorganization into a liquidation process, the Company deconsolidated the three French Subsidiaries from the Company’s financial statements as of April 25, 2013, the date that the Company no longer controlled the French Subsidiaries in accordance with the consolidation guidance. The operations of the French Subsidiaries from January 1, 2013 through April 25, 2013 are included in the continuing operations of the Company up to the date of deconsolidation. The Company believes that the estimates made as of April 25, 2013 are reasonable and does not believe that any differences in these estimates would have a material impact on the financial condition or results of operations of the Company. Through September 30, 2013, there have been no changes to these estimates.
As a result of the deconsolidation, the Company recorded a non-cash net benefit of $0.6 million during the second quarter of 2013, which was a result of other comprehensive income being adjusted into income and reflected as deconsolidation of French Subsidiaries on the consolidated income statement. In addition, the Company has recorded a liability of $2.8 million as of September 30, 2013 for the amount of the net deconsolidation liabilities associated with the French Subsidiaries. Although the Company does not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, the Company may be required to satisfy liabilities of the liquidating French Subsidiaries and therefore, the Company has not recorded a benefit from the deconsolidation. Any resulting gain or loss from the deconsolidation will be recorded when realized on the date the Company has no further obligations associated with this matter.

4. OTHER AQUISITIONS AND DISPOSITIONS
Apricus Pharmaceuticals
TopoTarget
In April 2013, the Company delivered 148,441 shares of common stock representing $0.3 million of holdback consideration owed to TopoTarget A/S. In addition, approximately $0.1 million was recorded as other expense as a result of a change in stock price between the agreement date and the date the shares were issued.
Following the sale of the Totect® assets, the liabilities related to Totect® were reclassified to continuing operations. In September 2013, the Company and TopoTarget A/S negotiated a settlement agreement which resulted in the extinguishment of the contingent consideration associated with milestone stock payments and all other obligations set forth in the purchase agreement, in exchange for 540,276 shares of Apricus common stock, valued at approximately $1.2 million at the date of issuance. The shares are subject to sale by Topotarget A/S in accordance with a stock selling plan. To the extent that the shares, when sold by TopoTarget A/S, have an aggregate value of less than $1.1 million, the Company would be required to provide additional consideration to TopoTarget A/S in the form of additional shares in an amount equal to the shortfall. The liability associated with the potential additional shares was valued using a Monte Carlo valuation model as of the date of the settlement agreement, with the following inputs: stock price on the date of issuance ($2.02), 63% volatility, a term of 0.41 years and a risk-free interest rate of 0.04%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy.
During the three month period ended September 30, 2013, the Company recorded a non-cash gain of $0.5 million in its continuing operations for the difference between the contingent consideration of $1.7 million relieved from liabilities and the $1.2 million of common stock provided in accordance with the settlement agreement. In addition, the Company recorded a non-cash charge for the fair value of the potential additional shares of approximately $0.2 million, which has been recorded as a short-term derivative liability on the Company's consolidated balance sheet and as other expense in the Company's statement of operations for the three and nine months ended September 30, 2013.
Sale of Totect® Assets
On March 26, 2013, the Company entered into and closed the Biocodex Agreement whereby the Company agreed to sell to Biocodex all of the Company’s rights and certain information, property and inventory related to Totect® (the “Assets”) in exchange for $1.5 million in cash at the closing date plus the right to receive double-digit, tiered, decreasing royalties based on Biocodex’s net sales over the next three years (the “Transaction”).
The royalty payments are based on a percentage of net sales beginning on March 26, 2013. The Company evaluated the potential and estimated future earn-out payments prescribed by the future royalty arrangement and performed certain due diligence on Biocodex’s operations, concluding that it was unable to determine the amount, timing or certainty of its ability to receive future royalty payments from Biocodex associated with the future sales of Totect® and accordingly, has not recorded an earn-out receivable associated with the Biocodex Agreement.
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
The Company recorded a loss of $1.4 million in the first quarter of 2013 related to the sale of the Assets which represented the difference between the book value of the assets sold and the $1.5 million in cash consideration received. The Company will recognize any future earnings related to the receipt of royalties from Biocodex in the reporting period when earned as a recovery of the loss within discontinued operations. This loss and any future earnings will be presented in discontinued operations.
Granisol®

In February 2012, the Company entered into the following agreements with PediatRx Inc. (“PediatRx”): (1) a Co-Promotion Agreement in the U.S. for Granisol®, an oral liquid granisetron based anti-emetic product (the “Co-Promotion Agreement”), (2) an assignment of PediatRx’s rights under its Co-Promotion Agreement with Bi-Coastal Pharmaceuticals, Inc. for Aquoral®, for dry mouth or Xerostomia in the U.S. and (3) an Asset Purchase Agreement for Granisol® outside of the U.S. (the “Sale Agreement”). As consideration for entering into the agreements, the Company paid PediatRx $0.3 million up-front and agreed to pay PediatRx a percentage royalty on the Company’s net operating income related to sales of Granisol® in the U.S. The majority of the $0.3 million was related to the Co-Promotion Agreement and therefore recorded as an intangible asset in the Pharmaceuticals segment with an estimated useful life of ten years, equal to the life of the agreement. The remaining portion, which was recorded as research and development expense, related to intellectual property for a particular research and development project that did not reach technological feasibility in the territories covered by the license and that has no alternative future use.
On June 27, 2012, the Company entered into a termination agreement with PediatRx, Inc., ending discussions regarding the potential merger transaction whereby the Company would have acquired PediatRx (the “Merger”). In January 2012, the Company had entered into a term sheet for the acquisition of PediatRx, which included an additional payment by the Company to PediatRx of $1.0 million payable in Company common stock if the Company elected not to pursue the Merger, subject to certain conditions. On June 27, 2012, triggered by the termination agreement and in settlement of the $1.0 million payable, the Company issued and delivered to PediatRx 373,134 shares of common stock, which were valued at a price of $2.68 per share. The $1.0 million dollar payment was considered part of the cost of the Co-Promotion Agreement and was recorded as an intangible asset in the Pharmaceuticals segment, with an estimated useful life of ten years, equal to the life of the agreement. While the Merger itself was terminated, the Company retained the ex-U.S. worldwide rights to Granisol® under the Sale Agreement and the U.S. co-promotion rights to Granisol® under the Co-Promotion Agreement.
In June 2013, after seeking strategic alternatives for its U.S. oncology supportive care business, the Company determined that it would no longer pursue a buyer for its sales promotional interest in the Granisol® product and provided a notice of termination to PediatRx under the Co-Promotion Agreement, which was finalized in August 2013. There is no remaining inventory or distribution activity related to Granisol® at this time.
The liabilities related to Apricus Pharmaceuticals, which have been reclassified to continuing operations as of the date of the sale, were $0.5 million as of September 30, 2013.
BQ Kits
The Company had a small segment of research-use-only Elisa Kits and Rapid Tests across a range of targets. The business was not core to the Company’s current strategy focused on the development and commercialization of products associated with male and female sexual health and in June 2013, management determined that the segment would be offered for sale to qualified buyers and initiated a sale process. Accordingly, the operating results of the BQ Kits, Inc. ("BQ Kits") business were included in discontinued operations for the three and nine months ended September 30, 2013 and 2012.
In July 2013, the Company sold BQ Kits to an unrelated third-party for a total gain on sale of approximately $0.2 million, which was reflected in discontinued operations in the third quarter financial results of the Company.

Discontinued Operations
The Company had no assets or liabilities within discontinued operations (Apricus Pharmaceuticals and BQ Kits) as of September 30, 2013. The carrying amounts of its assets and liabilities of its discontinued operations as of December 31, 2012 are as follows (in thousands):

Inventories	$292
Prepaid expenses and other current assets	533
Current assets of discontinued operations	825
Fixed assets, net	40
Intangible assets, net	1,877
Other long-term assets	23
Noncurrent assets of discontinued operations	1,940
Total assets of discontinued operations	$2,765
Trade accounts payable	$708
Accrued expenses	1,087
Deferred revenue	243
Contingent consideration	1,328
Provision for replacement inventory	170
Current liabilities of discontinued operations	3,536
Contingent consideration	420
Provision for replacement inventory	27
Noncurrent liabilities of discontinued operations	447
Total liabilities of discontinued operations	$3,983
The operating results of the Company’s discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product sales	$58	$257	$432	$484
Cost of goods sold	23	(114)	(177)	(274)
Operating expenses	(65)	(913)	(382)	(2,407)
Other income	—	197	—	4
Gain (loss) on sale of assets	198	—	(1,231)	—
Income (loss) from discontinued operations	$214	$(573)	$(1,358)	$(2,193)
5. OTHER FINANCIAL INFORMATION
Inventory
Inventory as of September 30, 2013 was $0.3 million and consisted of raw material of $0.2 million and work-in-progress of $0.1 million. The Company had no inventory balance as of December 31, 2012.

Property and Equipment
Property and equipment are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Leasehold improvements	$20	$130
Machinery and equipment	135	126
Capital lease equipment	76	76
Computer software	134	17
Furniture and fixtures	36	31
Equipment in process	300	318
Total property and equipment	701	698
Less: accumulated depreciation and amortization	(152)	(97)
Property and equipment, net	$549	$601
Depreciation expense totaled $0.02 million and $0.06 million for the three and nine months ended September 30, 2013, respectively. Depreciation expense totaled $0.01 million and $0.19 million for the three and nine months ended September 30, 2012, respectively.
Sale of Property
In August 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, during the year-ended December 31, 2012, the land, building and machinery associated with the facility were reclassified to property held for sale. Monthly depreciation and amortization previously attributed to the assets was ceased. On December 28, 2012, an agreement was signed to sell the facility for a total of $4.1 million. The Company performed a review for impairment of the facility based on this offer price, less the estimated selling costs of $0.5 million, and recorded an impairment charge of approximately $0.5 million in general and administrative expenses in 2012. The property was leased to a tenant under a long-term lease.
On March 11, 2013, the Company sold the building to an unrelated third party buyer for gross cash proceeds of $4.1 million. The rental income received from the tenant prior to the sale was recognized as other income in continuing operations during the nine months ended September 30, 2013.
Pursuant to the building sale agreement, $0.2 million is restricted cash held in escrow for environmental remediation services to be performed and for taxes, both of which are the obligation of the Company. The Company has recorded a liability for the environmental remediation as well as tax liabilities, both of which are included in accrued liabilities. These liabilities represent the best estimate of the fair value of the total obligations and are expected to be satisfied within the current year and are therefore classified as current restricted cash and current liabilities, respectively.
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Consulting fees	$67	$388
Professional fees	747	286
Outside research and development services	671	564
Other	695	244
Social and VAT taxes	—	359
	$2,180	$1,841
6. DEFERRED COMPENSATION
On December 28, 2012, the Company entered into a Separation Agreement and Mutual Release (the “Separation Agreement”) with Bassam Damaj, Ph.D. (“Dr. Damaj”). Dr. Damaj served as the Company’s President and Chief Executive Officer until November 2012, at which time he tendered his resignation as an officer and director of the Company. Pursuant to the Separation Agreement, the Company agreed to pay Dr. Damaj a total of $0.5 million in cash, of which $0.1 million was paid in 2012 and

$0.4 million was paid during the first seven months of 2013. During the quarter ended March 31, 2013, 46,667 shares were issued to Dr. Damaj, in accordance with the Separation Agreement. In addition, 300,000 stock options were out-of-the-money and expired at the end of the ninety day exercise period, which occurred in February 2013. In 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., pursuant to which Dr. Mo served as the Company’s Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to severance, payable monthly for 180 months, upon termination of his employment. Dr. Mo’s employment was terminated in December 2005. The Company has recorded deferred severance compensation, pursuant to the terms of the agreement, of $0.7 million and $0.8 million as of September 30, 2013 and December 31, 2012, respectively.
Total deferred compensation related to executive compensation severance included in the consolidated balance sheet as of September 30, 2013 and December 31, 2012 was $0.7 million and $2.1 million, respectively.
7. CONVERTIBLE NOTES PAYABLE
On December 7, 2012, the Company issued convertible notes (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014 or convertible into shares of common stock at a current conversion price of $2.58 per share, which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued is determined at 95% of the five-day weighted average of the market price of the common stock prior to the time of payment.
The fair value of the 2012 Convertible Notes was determined on the amendment date based on a discounted cash flow model using a risk adjusted annual interest rate of approximately 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes as of September 30, 2013 approximates the book value. The holders have the option to redeem $1.5 million of the principal on the 2012 Convertible Notes on April 1, 2014 and therefore that portion has been classified as a short term liability within the consolidated balance sheet.
The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The Company valued the derivative as of December 31, 2012 using a Black-Scholes valuation model on the issuance date using the following inputs: stock price on the day of issuance ($1.93), 70% volatility, a 2 year term and a risk-free interest rate of 0.25%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a quarterly basis and any resulting increases or decreases in the estimated fair value are recorded as adjustments to other income (expense). The fair value as of September 30, 2013 was revalued using the following inputs: stock price of $2.09, 60% volatility, a 1.25 year term and a risk-free interest rate of 0.25% as of September 30, 2013. The estimated fair value of the conversion feature as of September 30, 2013 and December 31, 2012 was $0.3 million and $0.9 million, respectively, which has been recorded as a derivative liability in the consolidated balance sheets.
During the nine months ended September 30, 2013, the Company issued 486,923 common shares upon the conversion of $1.25 million of the principal balance of the 2012 Convertible Notes into common stock. $0.7 million of the derivative liability was re-classified to additional paid in capital upon conversion, and $0.2 million of the debt discount was credited to additional paid in capital.
The Company’s convertible notes payable balance as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Convertible notes payable	$4,000	$4,000
Less: conversions to common stock	(1,250)	—
	2,750	4,000
Less: unamortized debt discount	(207)	(587)
	$2,543	$3,413

Current portion, net of discount of $59	$1,441	$—
Long term portion, net of discount of $148 as of September 30, 2013 and $587 as of December 31, 2012	1,102	3,413
	$2,543	$3,413

The Company recognized interest expense related to its convertible notes payable of $0.1 million during each of the three months ended September 30, 2013 and 2012. The Company recognized interest expense of $0.4 million and $0.2 million during the nine months ended September 30, 2013 and 2012, respectively.
8. STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock, 600 are designated as Series C 6% Cumulative Convertible Preferred Stock and 50,000 have been designated as Series D Junior Participating Cumulative Preferred Stock. No shares of preferred stock were outstanding as of September 30, 2013 or December 31, 2012.
Common Stock Offerings
The Offering Agreement
On December 30, 2011, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”). Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20.0 million, from time to time through Ascendiant. The sales of the common stock under the Offering Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. Our at-the-market common stock selling facility may be terminated by either party by giving proper written notice. In April 2013, the Company amended the Offering Agreement primarily to change the effective shelf registration statement on Form S-3 associated with the shares to be sold under the “at-the-market offerings.” As a result of the amendment, Registration Statement No. 333-178832 is now associated with the at-the-market facility.
Prior to March 31, 2013, the shares sold in the offering were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-165960) previously filed with the SEC in accordance with the provisions of the Securities Act, as supplemented by a prospectus supplement dated December 30, 2011, which the Company filed with the SEC pursuant to Rule 424(b)-(5) under the Securities Act. During 2012, the Company sold an aggregate of 515,329 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $3.87 per share, resulting in offering proceeds of approximately $2.0 million, net of sales commissions. During the first half of 2013, the Company sold an aggregate of 312,450 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $2.63 per share, resulting in offering proceeds of approximately $0.8 million, net of sales commissions of $0.03 million. There were no shares sold under the Offering Agreement during the third quarter of 2013.
2012 Units
On February 14, 2012, the Company offered and sold 4,938,272 units (“2012 Units”) in a follow-on public offering of securities with each 2012 Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.50 shares of Common Stock at a price of $5.25 per full warrant share. The 2012 Units were offered at a public offering price of $4.05 per 2012 Unit. The underwriters purchased the 2012 Units from the Company at a price of $3.807 per 2012 Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In accordance with the equity guidance, the warrants’ fair value of $3.7 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70.0%, a 5.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the value of the warrants was considered a financing cost given the warrants did not meet the liability classification criteria. As of September 30, 2013, no warrants that were issued as part of the 2012 Unit offering have been exercised.
2013 Units
On May 29, 2013, the Company offered and sold 6,000,000 units (“2013 Units”) in a follow-on public offering of securities with each 2013 Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.5 shares of Common Stock at a price of $3.40 per full warrant share. The 2013 Units were offered at a public offering price of $2.85 per 2013 Unit. The underwriters purchased the 2013 Units from the Company at a price of $2.679 per 2013 Unit, which represented a 6% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $15.8 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company. In accordance with the equity guidance, the warrants’ fair value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70%, a 5 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity. The value of the warrants was considered a financing cost because the warrants did not meet the liability classification criteria. No warrants that were issued as part of the 2013 Unit offering have been exercised in 2013.
Warrants
A summary of warrant activity during the nine months ended September 30, 2013 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,205,492	$4.56	3.8
Issued	3,000,000	3.40
Exercised	(20,000)	2.27
Cancelled	—	—
Outstanding at September 30, 2013	6,185,492	4.01	3.8
Exercisable at September 30, 2013	6,185,492	$4.01	3.8
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
9. EQUITY COMPENSATION PLANS
As of September 30, 2013, the Company had two share-based compensation plans that provided for awards to acquire shares of its common stock. In March 2012, the Company’s stockholders approved the 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights, as well as certain cash awards. A total of 3.0 million common shares have been authorized for issuance under the 2012 Plan, which includes 1.0 million common shares authorized in May of 2013 in accordance with the evergreen provisions of the 2012 Plan. The NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”) includes 3.8 million authorized shares.
The Company currently grants stock options and restricted compensatory stock under its 2012 Plan. Options granted generally vest over a period of one to four years and have a maximum term of 10 years from the date of grant. As of September 30, 2013, an aggregate of 6.8 million shares of common stock are authorized under the Company’s equity compensation plans, of which 3.0 million common shares are available for future grants.

Stock Options
A summary of stock option activity during the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,213,916	$3.71	8.9	$—
Granted	1,253,771	2.46
Exercised	—	—
Cancelled	(834,752)	3.48
Outstanding at September 30, 2013	2,632,935	$3.19	7.5	$11,525
Vested or expected to vest at September 30, 2013	2,562,899	$3.19	7.5	$11,218
Exercisable at September 30, 2013	1,027,577	$4.07	4.9	$3,275
The weighted average grant date fair value of options granted during the nine months ended September 30, 2013, was approximately $1.55 per share.
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
In June of 2013, the Versailles Civil Court authorized the French Works Council (which represents individuals previously employed by the French Subsidiaries) to deliver a writ of summons to the Company as the parent company for a hearing in the Versailles Civil Court. In the summons, it is claimed that the Company was the co-employer of the individuals working for Scomedica and that, as such, is liable for the financing of a job protection plan. The summons seeks €4.1 million ($5.5 million as of September 30, 2013) from the Company. A hearing has been scheduled for November 2013 by the Versailles Civil Court.
The Company believes that it has adequate defenses and will vigorously defend itself in the matter. The Company has not recorded a loss accrual related to the French Works Council claim as of September 30, 2013 as any possible loss or range of loss could not be reasonably estimated at that time. There can be no assurances as to the final outcome of this matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the consolidated financial statements (unaudited) and the related notes that appear elsewhere in this document as well as in conjunction with the Risk Factors section herein and in our Form 10-K for the year ended December 31, 2012 as initially filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013, and as amended by Form 10-K/A (Amendment 1). These reports include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.
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
General
We are a Nevada corporation and have been in existence since 1987. We have operated in the pharmaceutical industry since 1995, primarily focused on product development in the area of sexual health. Our proprietary drug delivery technology is called NexACT® and we have one approved drug using the NexACT® delivery system, Vitaros®, which is approved in Canada and in Europe as a cold-chain product through the European Decentralized Procedure (“DCP”) for the treatment of erectile dysfunction. The Company has a second generation Vitaros® product ("Room Temperature Vitaros®") in development, which is a proprietary stabilized dosage formulation that allows the product to be stored at room temperature conditions. Also in the area of sexual health is our Femprox® product candidate for female sexual interest / arousal disorder (“FSIAD”).
We continue to enter into and are seeking additional commercialization partnerships for our existing pipeline of products and product candidates, including Vitaros®, and Femprox®, and we are enhancing our business development efforts by offering potential partners clearly defined regulatory paths for our products under development.
Our lead product, Vitaros®, was approved for commercialization in Canada in November 2010 and in Europe through the DCP in June 2013. Under the DCP, the Company filed its application for marketing approval designating the Netherlands as the Reference Member State (“RMS”) on behalf of nine other European Concerned Member States (“CMS”) participating in the procedure. The CMS include France, Germany, Italy, the United Kingdom, Ireland, Spain, Sweden, Belgium and Luxembourg. At present, the Company has received national-phase approvals for Vitaros® in the Netherlands, Germany, the United Kingdom, Ireland and Sweden following its broad approval by the European Health Authorities in June 2013. The Company continues to work independently, as well as with its commercialization partners, in obtaining national-phase approvals in order to make Vitaros® ready to launch in each of the included territories across Europe.
Vitaros® is now partnered in Canada, Germany, the United Kingdom, Italy, certain countries in the Middle East, the Gulf countries and Israel. In the United States, the Vitaros® development rights were sold in 2009 to Warner Chilcott (acquired by Actavis plc). Our near term focus for Vitaros® is to support sales launches in Canada and in the European countries where we have existing partners. We are actively seeking to secure additional partnerships in the remaining European and global markets and expect to earn license fees upon the completion of those partnership negotiations. Typically in our partnership arrangements, we receive up-front payments in exchange for license rights to our products plus sales milestones and royalties to be paid upon commercialization of the product.
Our current operations exist within our Pharmaceuticals segment, which designs and develops pharmaceutical products including those with our NexACT® platform. We made the strategic decision in December 2012 to focus on our core product candidates associated with sexual health and the underlying NexACT® technology. As a result, we chose to divest our U.S.-based oncology supportive care business, which was aggregated into our Pharmaceuticals segment and is presented as a discontinued operation for all periods presented. Our contract sales segment was eliminated as a result of the deconsolidation of our French Subsidiaries on April 25, 2013, which was the date we no longer controlled the French Subsidiaries in accordance with consolidation guidance. Additionally, in July 2013, we sold our diagnostic sales segment and now are focused exclusively on the Pharmaceutical products segment of our business.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2013, we had an accumulated deficit of $266.7 million, recorded a net loss of approximately $15.6 million for the nine months ended September 30, 2013 and have been principally financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million from our May

2013 follow-on public offering and approximately $18.4 million from our February 2012 follow-on public offering. Additionally, we raised approximately $0.8 million during the nine months ended September 30, 2013 from the sale of common stock via our “at-the-market” stock selling facility and approximately $2.0 million from this facility in 2012. In March 2013, we completed the sale of our New Jersey Facility to a third-party resulting in net proceeds to us of approximately $3.6 million (See Note 5 in the Notes to the consolidated financial statements). In March 2013, we received $1.5 million in cash, as consideration for the sale of its Totect® assets (See Note 4 in the Notes to the consolidated financial statements). These cash generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
Our cash and cash equivalents as of September 30, 2013 were approximately $20.6 million. We expect to require additional external financing to fund our long-term operations. Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations through 2014. We expect to continue to have net cash outflows from operations in 2013 as we continue to support the market approvals and partner commercialization plans for Vitaros®, further develop Room Temperature Vitaros®, and evaluate our regulatory and clinical trial strategy for Femprox®. We expect our cash inflows during the latter part of 2013, if any, will be from licensing and milestone revenues received from existing and any potential new commercial partners for licenses granted for Vitaros®.
Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of our existing stockholders.
As a result of the French Subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the French Subsidiaries in the second quarter of 2013. Although we do not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on us. If that was to occur, we may be required to satisfy liabilities of the liquidating French Subsidiaries. If we were held liable for the liabilities of the liquidating entities, then it is likely that the liquidation activities in France could have a material adverse effect on our financial condition (See Note 10 in the Notes to the consolidated financial statements).
We currently have one effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. This registration statement includes our “at-the-market” common stock selling facility through Ascendiant. This facility allows us to raise cash through the sale of newly-issued shares of our common stock. As of September 30, 2013, we have approximately $46.0 million available under the S-3 shelf registration statement as well as an additional $17.2 million available under the at-the-market common stock selling facility with Ascendiant. Our at-the-market common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
Even if we are successful in obtaining additional cash resources to support further development of our products, we may still encounter additional obstacles such as our development activities not being successful, our products not proving to be safe and effective, clinical development work not being completed in a timely manner or at all, or anticipated products not being commercially viable or successfully marketed. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. If our efforts to raise additional capital when needed through equity or debt financings are unsuccessful, we may be required to delay or scale-back our development plans, reduce costs and personnel and cease to operate as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Comparison of Results of Operations between the Three Months Ended September 30, 2013 and 2012
Revenues and gross profit were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change
License fee revenue	$—	$3,626	$(3,626)
Contract service revenue	28	1,269	(1,241)
Total revenue	28	4,895	(4,867)
Cost of service revenue	15	1,591	(1,576)
Gross profit	$13	$3,304	$(3,291)

The table above excludes the revenues and cost of revenues associated with our discontinued operations.
Revenue
The $3.6 million decrease in license fee revenue during the three months ended September 30, 2013 as compared to the same period in the prior year is primarily due to upfront license fees from Abbott and Takeda recognized during the third quarter of 2012 of $2.5 million and $1.0 million, respectively. The $1.2 million decrease in contract service revenue during the three months ended September 30, 2013 as compared to the same period in 2012, is primarily due to activity related to our French Subsidiaries reflected in the third quarter of 2012 which is no longer included in our operating activities in the third quarter of 2013 following the deconsolidation of the French Subsidiaries in the second quarter of 2013. We will not recognize contract service revenue related to our French Subsidiaries in the future.
Cost of Service Revenue
Our cost of service revenue generally includes compensation, related personnel expenses and contract services to support our contract service revenue. The $1.6 million decrease in cost of service revenue during the three months ended September 30, 2013, compared to the same period in 2012, is primarily due to contract service expenses related to our French Subsidiaries which is no longer included in our operating activities in the third quarter of 2013 following the deconsolidation of the French Subsidiaries in the second quarter of 2013.We will not incur cost of service revenue associated with the French Subsidiaries in the future.
Costs and Expenses
Cost and expenses were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change
Costs and expenses
Research and development	$919	$1,999	$(1,080)
General and administrative	2,866	3,755	(889)
Gain on contract settlement	(534)	—	(534)
Recovery on sale of subsidiary	(75)	(125)	50
Total costs and expenses	3,176	5,629	(2,453)
Loss from operations	$(3,163)	$(2,325)	$(838)
The table above excludes expenses associated with our discontinued operations.
Research and Development Expenses
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses to third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place.
The $1.1 million decrease in our research and development expenditures during the three months ended September 30, 2013, as compared to the same period in 2012, reflects a decrease in consulting services to support our regulatory filings in Europe.
General and Administrative Expenses
General and Administrative expenses decreased $0.9 million during the three months ended September 30, 2013 as compared to the same period in 2012. The decrease is primarily due to expenses associated with our French Subsidiaries during the third quarter of 2012 (See Note 3 in the Notes to the consolidated financial statements) which are no longer included in our operating activities in the third quarter of 2013 following the deconsolidation of the French Subsidiaries in the second quarter of 2013. This decrease was offset by higher legal expenses related to our French Subsidiaries and other litigation arising in the ordinary course of business during the third quarter of 2013 as compared to the same period in 2012.
Gain on Contract Settlement
The $0.5 million gain on contract settlement recorded during the three months ended September 30, 2013 represents the difference between the $1.2 million in common shares issued to TopoTarget in exchange for the extinguishment of $1.7 million of contingent consideration. This is offset by the $0.2 million expense associated with the derivative liability, which was recorded in other expense during the third quarter of 2013 as a result of the make-whole provision clause within the settlement agreement.

Other Income and Expense
Other income and expense were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change
Other (expense) income
Interest expense, net	$(174)	$(73)	$(101)
Rental income	—	115	(115)
Other income, net	138	—	138
Total other income	$(36)	$42	$(78)
Interest Expense, net
Interest expense increased $0.1 million during the three months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily due to non-cash interest expense as a result of amortization of the discount related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements) as well as non-cash interest expense related to the contingent consideration.
Other Income, net
Other income, net, increased $0.1 million during the three months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily attributed to $0.3 million of income associated with the change in the market value of the derivative liability related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements), offset by $0.2 million of expense associated with the derivative liability related to the contract settlement with TopoTarget, recorded during the third quarter of 2013.
Comparison of Results of Operations between the Nine Months Ended September 30, 2013 and 2012
Revenues and gross profit were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change
License fee revenue	$669	$4,299	$(3,630)
Contract service revenue	1,480	1,269	211
Total revenue	2,149	5,568	(3,419)
Cost of service revenue	2,568	1,591	977
Gross profit	$(419)	$3,977	$(4,396)
The table above excludes the revenues and cost of revenues associated with our discontinued operations.
Revenue
The $3.6 million decrease in license fee revenue during the three months ended September 30, 2013 as compared to the same period in the prior year is primarily due to $4.3 million in upfront license fees from our commercial partners received during the nine months ended September 30, 2012. This decrease was offset by license fee revenue related to milestone payments received of $0.7 million during the nine months ended September 30, 2013.
We expect our cash inflows during the remainder of 2013 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
Cost of Service Revenue
Our cost of service revenue generally includes compensation, related personnel expenses and contract services to support our contract service revenue. The $1.0 million increase in cost of service revenue during the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to contract services related to our French Subsidiaries which have been included in our statements of operations since July 2012 as well as $0.2 million in costs related to services provided to Warner Chilcott UK. During the second quarter of 2013, we deconsolidated our French Subsidiaries, and therefore do not expect to have cost of service revenue associated with the contract sales service business during the remaining half of 2013.

Costs and Expenses
Costs and expenses were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change
Costs and expenses
Research and development	$3,867	$4,209	$(342)
General and administrative	10,446	10,309	137
Gain on contract settlement	(534)	—	(534)
Recovery on sale of subsidiary	(180)	(125)	(55)
Deconsolidation of French Subsidiaries	(641)	—	(641)
Total costs and expenses	$12,958	$14,393	$(1,435)
Loss from operations	$(13,377)	$(10,416)	$(2,961)
The table above excludes expenses associated with our discontinued operations.
Research and Development Expenses
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place. The $0.3 million decrease in our research and development expenditures during the nine months ended September 30, 2013, as compared to the same period in 2012, reflects a decrease in license fees related to the purchase of a PediatRx license in 2012 offset by an increase in consulting services to support our regulatory filings in Europe.
General and Administrative Expenses
General and administrative expenses were comparable during the nine months ended September 30, 2013 as compared to the same period in 2012.
Gain on Contract Settlement
The $0.5 million gain on contract settlement recorded during the nine months ended September 30, 2013 represents the difference between the $1.2 million in common shares issued to TopoTarget in exchange for the extinguishment of $1.7 million of contingent consideration. This is offset by the $0.2 million expense associated with the derivative liability, which was recorded in other expense during the third quarter of 2013 as a result of the make-whole provision clause within the settlement agreement.
Deconsolidation of French Subsidiaries
As a result of the French Subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the French Subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. In addition, we have recorded a liability of $2.8 million as of September 30, 2013, equal to the net deconsolidation liabilities. Although the Company does not expect to be liable for the unsatisfied liabilities of the French Subsidiaries in the liquidation process in France, it is possible that a French court could impose these liabilities on the Company. If that was to occur, we may be required to satisfy liabilities of the liquidating French Subsidiaries. Therefore, we have not recorded a benefit from the deconsolidation. Any resulting gain or loss from the deconsolidation will be recorded when realized on the date the Company has no further obligations associated with this matter.
During the nine months ended September 30, 2013, our operating results reflect net revenues from our French Subsidiaries of $0.9 million, total costs of $3.5 million, a non-cash benefit from deconsolidation of $0.6 million, and a short-term liability of $2.8 million.

Other Income and Expense
Other income and expense were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change
Other (expense) income
Interest expense, net	$(618)	$(215)	$(403)
Rental income	91	340	(249)
Other expense, net	(331)	(12)	(319)
Total other (expense) income	$(858)	$113	$(971)
Interest Expense, net
Interest expense increased $0.4 million during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily due to non-cash interest expense in 2013 as a result of amortization of the discount related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements) as well as non-cash interest expense related to the contingent consideration.
Other Expense, net
Other expense, net, increased $0.3 million during the nine months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily attributed to the $0.1 million of expense associated with the change in the market value of the derivative liability related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements) as well as $0.2 million of expense associated with the derivative liability related to the contract settlement with TopoTarget, recorded during the third quarter of 2013.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Disclosure of Contractual Obligations
In September 2013, the Company signed an equipment production agreement, committing to purchase approximately $0.8 million in equipment within the next year for the establishment of a second manufacturing line for Vitaros®. There have been no other material changes to the contractual obligations as described in our Annual Report on Form 10-K, for the period ended December 31, 2012, as initially filed and as amended by Form 10-K/A (Amendment No.1), except as described in this report.

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
We are exposed to risks associated with foreign currency transactions insofar as we use U.S. dollars to make contract payments denominated in foreign currencies or vice versa. We also used U.S. dollars to fund our French (Euro) operations in the past. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. As of September 30, 2013, our foreign currency transactions are insignificant and changes to the exchange rate between the U.S. dollar and foreign currencies would not have a material effect on our earnings. As a result of the deconsolidation of our French Subsidiaries, we no longer have operations in France and have no funds available for repatriation.
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
Under the supervision and with the participation of our management, including the chief executive officer ("CEO") (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2013. At the time that our Annual Report on Form 10-K for the year ended December 31, 2012 was initially filed on March 18, 2013, our acting Interim CEO who was previously and continued to serve as the CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 was filed on May 10, 2013, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013. Subsequent to these evaluations, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2012, March 31, 2013, June 30, 2013 and continued to not be effective as of September 30, 2013 because of a material weakness in our internal control over financial reporting as described below. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements included in our Form 10-K as initially filed with the SEC and as amended by Form 10-K/A (Amendment No. 1) for the year ended December 31, 2012, our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 and as amended by Form 10-Q/A (Amendment No. 1), our Form 10-Q for the quarter ended June 30, 2013 and in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We have concluded that as of September 30, 2013 there is a material weakness in internal control over financial reporting, as we did not maintain effective controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This control deficiency resulted in audit adjustments with respect to our consolidated financial statements for the year ended December 31, 2012 and the interim periods during fiscal year 2012 related to the identification of and accounting for an embedded derivative associated with the convertible note, presentation and disclosure related to the sale of the Bio-Quant business and associated cash flows and certain income tax disclosures. Additionally, this control deficiency could result in misstatements of the consolidated financial statements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
We have amended our Annual Report on Form 10-K for 2012 by Form 10-K/A (Amendment No. 1) and Quarterly Report on Form 10-Q for the first quarter of 2013 by Form 10-Q/A (Amendment No. 1) to reflect the conclusions by our management that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2012 and March 31, 2013. Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in our Form 10-K as initially filed with the SEC and as amended by Form 10-K/A (Amendment No. 1) for the year ended December 31, 2012, our condensed consolidated financial statements included in our Form 10-Q for the quarter ended March 31, 2013 and as amended by Form 10-Q/A (Amendment No. 1), our consolidated financial statements included in our Form 10-Q for the quarter ended June 30, 2013 and in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.
Plan for Remediation of Material Weakness
Although Management has not fully completed its remediation, it is actively engaged in the implementation of remediation efforts to address the material weakness and has taken or is in the process of implementing the following steps:

•	the addition of more experienced accounting staff;

•	training programs for accounting personnel; and

•
a review of the design and enhancements of the controls associated with the analysis of technical matters over significant transactions to ensure the process is addressing the relevant financial statement assertions and presentation and disclosure matters.

Under the direction of the Audit Committee, management has developed a detailed plan and timetable for the implementation of the foregoing remedial measures. Through the date of this Report on the Form 10-Q, the Company has added more experienced accounting staff, provided staff training and made changes to the design of the internal control environment. The Company believes that additional actions can be taken to strengthen the internal controls related to the material weakness identified and will continue to implement its planned remediation actions during the remainder of 2013 and for the annual financial reporting period ending December 31, 2013. In addition, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.
Management believes the measures described above and others that have and will continue to be implemented will remediate the control deficiencies that we have identified and strengthen our internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting, we have taken and will continue to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect such controls.
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
In June of 2013, the Versailles Civil Court authorized the French Works Council (which represents individuals previously employed by the French Subsidiaries) to deliver a writ of summons to the Company for a hearing in the Versailles Civil Court in September 2013. In the summons it is claimed that the Company was the co-employer of the individuals working for Scomedica and that, as such, is liable for the financing of a job protection plan. The summons seeks €4.1 million ($5.5 million as of September 30, 2013) from the Company. The hearing scheduled for September 2013 was rescheduled for November 2013.
The Company believes that it has adequate defenses and will vigorously defend itself in the matter. The Company has not recorded a loss accrual as of September 30, 2013 as any possible loss or range of loss could not be reasonably estimated at that time. There can be no assurances as to the final outcome of this matter.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as initially filed with the SEC on March 18, 2013 and as amended by Form 10-K/A (Amendment No. 1), except for the following items which have been updated.
In markets where Vitaros® may be approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®.
Even though we have obtained regulatory approval of Vitaros® in Canada and through the European Decentralized Procedure (the “DCP”), we do not expect to have or to develop any sales or marketing infrastructure. Accordingly, our operating results and long-term success will be substantially dependent on the commercialization efforts of our current and future marketing partners. Consummation of new Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. In jurisdictions where we commercialize our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’

commercialization efforts for Vitaros® are unsuccessful, we may realize little or no revenue from sales in such markets where it is or may be approved.
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
In December 2012, we made the strategic decision to focus on our core product candidates associated with sexual health and the underlying NexACT® technology and in March 2013, we ceased funding our French Subsidiaries, given the change in the market conditions and the decrease in the operating results. As a result of these decisions, we have divested certain assets and business lines and have incurred significant asset impairment charges related to the divestitures. We have also implemented other cost cutting measures to focus our activities on our core assets. We may undertake further restructuring initiatives in the future as we realign our business to focus on assets with potential for the greatest return, such as Vitaros® for ED and Femprox® for FSIAD, or other development candidates. These efforts may not result in the cost savings that we anticipate and may preclude us from making complementary acquisitions and/or other potentially significant expenditures that could improve our long-term prospects. These efforts may also divert management’s attention away from executing on our strategy to commercialize our main product and product candidates within the field of sexual health.
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
We do not manufacture any of our products and product candidates including Vitaros® and Femprox®. As such, we are dependent on third party manufacturers for the supply of these products and product candidates. In particular, Therapex has been our sole supplier of Vitaros® and, although we are in the process of qualifying a second supplier, this supply line has not yet been validated and the process for validation can be costly and time consuming. The manufacturing process for our products is highly regulated and regulators may refuse to qualify new suppliers and/or terminate manufacturing at existing facilities that they believe do not comply with regulations. Further, our commercial partners, such as Abbott in Canada, may require changes in the product specifications which could cause delays or additional costs to be incurred. The inability of our contract manufacturers to successfully produce commercial quantities of Vitaros® with an acceptable shelf-life could delay or prevent a commercial launch in certain territories, which would negatively affect our potential future revenues.
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
We are required to maintain internal controls over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Our management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013. As a result of this material weakness, our disclosure controls and procedures were not effective. If not remediated, this material weakness could result in future errors in our financial statements or in documents we file with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1
Settlement Agreement and Release, dated as of September 23, 2013, by and between Apricus Biosciences, Inc. and Topotarget A/S (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-191679) filed with the Securities and Exchange Commission on October 31, 2013).

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

APRICUS BIOSCIENCES, INC.

Date: November 12, 2013	/S/ STEVE MARTIN
Steve Martin
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.