Form 10-K
period 2013-12-31
APRICUS BIOSCIENCES, INC.
filed 2014-03-17
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 13, 2014, 37,872,682 shares of the common stock, par value $.001, of the registrant were outstanding.
The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2013, was approximately $86.0 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
 DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I.
Cautionary Note Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its Subsidiaries (“we,” “us,” “our,” the “Company” or “Apricus”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.
ITEM 1. BUSINESS
Overview
We are a Nevada corporation that was initially formed in 1987. We have operated in the pharmaceutical industry since 1995, with a current primary focus on product development in the area of men’s and women’s health. Our proprietary drug delivery technology is a permeation enhancer called NexACT® and we have one approved drug, Vitaros®, which uses the NexACT® delivery system and is approved for the treatment of erectile dysfunction (“ED”) in Canada and through the European Decentralized Procedure (“DCP”) in Europe. We have a second-generation Vitaros® product candidate (“Room Temperature Vitaros®”) in development, which is a proprietary stabilized dosage formulation that can be stored at room temperature conditions. In the area of women’s health is our product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), which we are seeking to out-license to one or more partners for future development.
Growth Strategy
To develop and commercialize our NexACT® product and product candidates, we have the following primary initiatives:
Commercialize and launch Vitaros® through partnerships
We currently have commercial partnerships for Vitaros® with the following pharmaceutical companies in the countries indicated and will support the regulatory approval where not already obtained and ultimate commercialization of Vitaros® under these existing arrangements:

Partner	Licensed Territory
Abbott Laboratories Limited (“Abbott”)	Canada
Takeda Pharmaceuticals International GmbH (“Takeda”)	United Kingdom (the “UK”)
Hexal AG (“Sandoz”)	Germany, Austria, Belgium, Luxemburg, the Netherlands, Denmark, Finland, Iceland, Norway, Sweden and Switzerland
Laboratoires Majorelle (“Majorelle”)	France, Monaco and certain African countries
Bracco SpA (“Bracco”)	Italy, Vatican City and San Marino
Recordati Ireland Ltd. (“Recordati”)
Spain, Ireland, Portugal, Greece, Cyprus, the CEE countries (Central and Eastern Europe), Russia and the rest of the CIS countries (former Soviet republics), Ukraine, Georgia, Turkey and certain African countries

Neopharm Scientific Limited (“Neopharm”)	Israel and the Palestinian National Authority
Elis Pharmaceuticals Limited (“Elis”)	Gulf States and certain Middle Eastern countries
Global Harvest Pharmaceutical Corporation (“Global Harvest”)	Australia and New Zealand

In the United States (“U.S.”), we sold the commercial rights to Vitaros® in 2009 to Warner Chilcott Company Inc., which is now owned by Actavis plc. (“Actavis”).
Establish new Vitaros® licensing partnerships with international pharmaceutical companies
We will in the future seek new partnerships to license and commercialize Vitaros® in remaining major markets not covered by existing partnerships and where we have patent protection for Vitaros®. These primarily consist of the following countries and regions: (a) Latin America: Mexico, Brazil and other Central and South American countries, and (b) certain Asian markets, including Japan and China. Based on the terms of our existing Vitaros® partnerships, we expect that any such additional agreements will provide us with up-front payments and the right to receive regulatory and sales milestone payments as well as royalty payments.
Finalize a Femprox® strategy and initiate partnering discussions
We have developed a regulatory and clinical plan to support the development of Femprox®, a product candidate for the potential treatment of FSIAD in the U.S. and Europe. We received regulatory guidance from the U.S. Food and Drug Administration (“FDA”) in August 2013 and the EU regulatory authorities in January 2014. We expect to initiate a partnering search in 2014 with the objective of finding a suitable development and commercialization partner for this pipeline product.
Develop additional technologies and products utilizing our NexACT® technology and/or acquire and develop other products focused on enhancing men and women’s health and well-being
We may develop additional product candidates utilizing our proprietary NexACT® technology and/or to acquire or develop other complementary products using the regulatory and development expertise gained in the area of men’s and women’s health.
NexACT® Drug Delivery Technology
The NexACT® drug delivery technology is designed to enhance the delivery of an active drug to the patient. If successful, the combination of our NexACT ® technology with active drugs could improve therapeutic outcomes and reduce systemic side effects that often accompany existing medications.
The NexACT® technology consists of a small molecule permeation enhancer called Dodecyl 2-(N,N dimethylamino)-propionate (“DDAIP”) that enables the rapid absorption of high concentrations of an active pharmaceutical ingredient directly at the target site, which is designed to enhance the delivery of an active drug to the patient.
NexACT® was designed to enable multi-route administration of active drugs across numerous therapeutic classes. The NexACT® technology has been tested in human clinical trials by us and our partners as a means of transdermal delivery of drugs (through the skin) and has been shown in pre-clinical animal studies to have the potential to serve as an effective vehicle for the delivery of a wide range of drugs and drug classes, via numerous routes of administration, including transdermal (topical), oral, subcutaneous, rectal and buccal (absorbed in the mouth).
NexACT® is based on proprietary permeation enhancers that are biodegradable, biocompatible, and mimic the composition of human skin. NexACT® has been tested in human clinical trials in over 5,000 patients, including those subjects exposed to Vitaros® and Femprox®. In these clinical trials, NexACT® demonstrated a favorable safety profile, with minimal serious adverse events that were likely attributed to the active ingredients in the drug candidates.
NexACT® Sexual Health Product and Product Candidate Portfolio
We are focusing the majority of our financial resources and efforts on developing and commercializing our sexual health product, Vitaros® for the treatment of ED through our partners. Our sexual health product candidate for the treatment of FSIAD, Femprox®, is expected to be developed by, or in conjunction with, a development partner, which we are seeking to select in 2014.
Vitaros® for Erectile Dysfunction
Vitaros®, our lead product for the treatment of ED, is a topically-applied cream formulation of alprostadil, a vasodilator and NexACT®, which directly increases blood flow to the penis causing an erection. Alprostadil is a widely accepted alternative to the PDE5 inhibitors for difficult-to-treat patients. Following the approval by the European and Canadian Health Authorities, Vitaros® has been deemed a safe and effective treatment, and has the potential to address a meaningful market opportunity due to its patient-friendly form of administration versus both other alprostadil dosage forms and its safety profile relative to oral ED products currently on the market.

The current leading ED medications are sildenafil citrate (sold by Pfizer under the trade name Viagra®), tadalafil (sold by Eli Lilly under the trade name Cialis®), vardenafil (sold by GlaxoSmith Kline under the trade name Levitra®), and avanafil (sold by Auxillium Pharmaceuticals in the U.S. under the trade name Stendra®), which are taken in pill form and work by inhibiting an enzyme called PDE5. We believe there is a need for new, safe and effective treatments, especially for those patients who cannot take or do not respond well to oral medications. Vitaros® is a topically-applied, on-demand, non-PDE5 inhibitor that may be appropriate for ED patients who:

1.	Want a faster-acting and on-demand treatment;

2.	Prefer a locally-acting treatment instead of an oral systemic treatment;

3.	Are contraindicated to PDE5 inhibitors due to medications or concurrent disease (estimated to be approximately 18% of the ED market);

4.	Are healthy enough to take the PDE5 inhibitors but stop taking them because they are non-responders (estimated to be approximately 21% of the ED market); or

5.	Drop out because of the non-dangerous side effects coming from oral PDE5 inhibitors.
Factors such as these lead to an estimated 31% drop out rate after initial prescription for patients taking sildenafil citrate, which increases to an estimated 48% drop-out rate after three years of taking the drug.
In clinical studies, Vitaros® showed efficacy in patients suffering from ED, including men who did not respond to sildenafil citrate. The side effects reported were localized and transient. According to the European Male Aging Study (“EMAS”) assessing ED prevalence in eight countries, 30% of men in that study reported moderate or severe ED increasing to 64% in men 70 years or older. In Germany and Spain, the prevalence of ED was reported to be between 18-19% for men 40 years or older while in France, the percentage climbs to 32%. With an overall ex-U.S. ED market affecting nearly 150 million men worldwide and representing approximately $2.0 billion in revenue, we believe that Vitaros® represents a major market opportunity, particularly as a distinct product that addresses a significant underserved population.
Vitaros® is currently manufactured by Therapex, a division of E-Z-EM Canada Inc., a wholly-owned subsidiary of Bracco SpA in Italy (“Therapex”). We are in the process of qualifying a second source of supply for Vitaros®, with the goal of providing commercial product for our partners from this second supplier as early as the fourth quarter of 2014.
The first-generation Vitaros® product (“Cold Chain Vitaros®”) is an alprostadil formulation wherein the entire formulation is stored in one chamber of our AccuDose® dispenser. This single-chamber formulation requires that the product be stored by customers in a refrigerator until a short time prior to use. Cold Chain Vitaros® was the product used in the Company’s clinical trials, and was approved in Canada and Europe. In November 2010, Health Canada approved Cold Chain Vitaros® for a current shelf-life of nine months for the 330 micrograms (“mcg”) product and six months for the 220 mcg product. These shelf-life durations are calculated at a temperature of 2°C-8°C. At room temperature conditions, Cold Chain Vitaros® has an approved shelf-life of up to seven days. Therefore, Cold Chain Vitaros® can be conveniently carried by the patient and brought up to room temperature prior to use. In June 2013, through the European DCP, Vitaros® was approved for a current shelf-life of eighteen months for the 300 mcg product and nine months for the 200 mcg product. These shelf-life durations are calculated at a temperature of 2°C-8°. At room temperature conditions, Cold Chain Vitaros® has an approved shelf-life in Europe of up to three days through the European DCP.
Room Temperature Vitaros® , our second-generation Vitaros® product candidate, is an alprostadil formulation wherein the product ingredients are expected to be stored in two separate chambers, allowing alprostadil to be segregated from ingredients that cause alprostadil to become unstable at room temperature. The contents of each of the two chambers are then mixed in the dispenser immediately prior to use and this mixture is expected to result in the same pharmaceutical formulation as the approved Cold Chain Vitaros®. This proprietary stabilized dosage form is expected to allow the product to be stored at room temperature conditions and the current target shelf-life duration for Room Temperature Vitaros® is twenty-four months. We plan to perform the necessary equivalence and stability studies to market Room Temperature Vitaros® in Canada, Europe and other future-approved territories and to seek to increase the shelf-life over time. If successfully developed, this second-generation product candidate is expected to be available for the market in 2016.
Competition for Vitaros®
There is significant competition and financial incentive to develop, market and sell drugs for the treatment of ED. Leading drugs approved for ED indications are PDE5 inhibitors that target the vascular system, such as sildenafil citrate (sold by Pfizer under the trade name Viagra®), vardenafil (sold by GlaxoSmith-Kline under the trade name Levitra®) and tadalafil (sold by Lilly under the trade name Cialis®) and avanafil (sold in the U.S. by Auxillium Pharmaceuticals under the trade name Stendra® and sold in Europe, Australia and New Zealand by The Menarini Group under the trade name Spedra®). In addition, we are aware of other PDE5 inhibitors under development. Auxillium Pharmaceuticals launched avanafil (sold in the U.S. under the trade name Stendra®) in January 2014. As patents for the three major PDE5 inhibitors, sildenafil citrate, tadalafil and vardenafil, are expiring over various dates in each country, we anticipate that generic PDE5 inhibitors will impact the overall market for ED products. Generic PDE5 inhibitors are being sold at lower prices than their brand equivalents. Other drugs approved for ED indications include alprostadil for injection (sold by Pfizer under the trade name Caverject Impulse®, and Edex, sold in the U.S. by Auxillium Pharmaceuticals), which is injected directly into the penis, and alprostadil in urethral suppository format (sold by Meda under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications. We are not aware of any company actively developing a topical alprostadil drug for ED.
Commercialization of Vitaros®
United States
In February 2009, we sold the U.S. rights for Vitaros® and the specific U.S. patents and trademarks covering Vitaros® for ED to Warner Chilcott Company Inc. (“Warner Chilcott”). Under the terms of the agreement, we received gross proceeds of $2.5 million as an up-front payment and we are eligible to receive an additional payment of $2.5 million upon receipt of an NDA approval from the FDA. The purchase agreement gives us the right to reference their work on Vitaros® in our future filings outside the U.S., which may benefit us in international partnering opportunities as any additional data generated may further validate the safety of the product and enhance its potential value. In October 2013, Warner Chilcott was acquired by Actavis plc. As such, we are not able to provide guidance on the Actavis development and commercialization plans for Vitaros® until further clarity on the disposition of Vitaros® is provided by Actavis.
Canada
Vitaros® was approved in November 2010 in Canada for the treatment of ED. In January 2012, we signed a license agreement in Canada with Abbott in order for them to commercialize and market Vitaros® in Canada. Under the agreement, we received $2.5 million in October 2012 as an up-front payment and are eligible to receive up to an additional $13.2 million in regulatory and sales milestones payments, plus tiered royalty payments based on Abbott’s sales of the product in Canada. We understand that Abbott continues to work towards the launch of Vitaros® in Canada.
Europe
In June 2013, we received approval in Europe through the DCP for commercialization of Vitaros®, giving us the right to sell Vitaros® in multiple countries in the European Union. We then entered into the national step where each country makes decisions on region-specific issues such as approval of translations for labeling, and pricing or reimbursement, if applicable. The national step can vary from approximately 60 to 180 days, or more in certain countries. Once this step is completed in any individual country, then the product can be marketed in that country. The national step is performed by the Marketing Authorization Holder (“MAH”). In countries where Vitaros® has been licensed to a partner, that partner will be the MAH and make the submissions. Vitaros® is currently approved for marketing in the Netherlands, Germany, the UK, Ireland, Italy, France, Belgium and Sweden and is expected to be launched in 2014 in the countries where we have commercial partners.
Italy
In December 2010, we entered into an exclusive license agreement for Italy with Bracco for Vitaros® for ED. Under the terms of the licensing agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® for ED under the Bracco trademark. In April 2011, we received €0.75 million ($1.0 million), net of tax withholdings, as an up-front payment and we are eligible to receive up to a total of €4.75 million ($6.5 million as of December 31, 2013) in regulatory and sales milestone payments and payments for certain regulatory filing costs. In 2013, we received an additional $0.3 million as a result of regulatory milestone achievements. Additionally, we are entitled to receive tiered double-digit royalties on Bracco’s sales of Vitaros® in Italy. In November 2013, the Italian Medicines Agency granted national phase approval to Vitaros® indicated for the treatment of ED patients in Italy with ED.

Germany, Benelux, the Nordics and Switzerland
In February 2012, we signed an exclusive license agreement (the “Agreement”) with Sandoz to market Vitaros® in Germany for the treatment of ED. Pursuant to the collaboration, we received $0.7 million in February 2012 and are eligible to receive up to an additional €0.4 million ($0.6 million as of December 31, 2013) in regulatory milestones and €20.875 million ($28.7 million as of December 31, 2013) in aggregate sales milestones if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. In December 2013, we amended and restated the Agreement to include Austria, Belgium, Denmark, Finland, Iceland, Luxembourg, Norway, the Netherlands, Sweden and Switzerland (the “Expanded Territory”). Pursuant to the amendment and in consideration for the Expanded Territory, we received an additional $2.0 million in January 2014 as an up-front payment and we are eligible to receive up to $2.5 million in marketing launch milestones as well as up to €20.875 million ($28.7 million as of December 31, 2013) in sales milestones plus tiered double-digit royalties on net sales by Sandoz in the Expanded Territory.
In 2013, Germany's Federal Institute for Drugs and Medical Devices, the Netherlands’ Medicines Evaluations Board and Sweden’s National Board of Health and Welfare each granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Then, in January 2014, Belgium’s Ministry of Social Affairs, Public Health and Environment granted national phase approval to Vitaros® indicated for the treatment of patients with ED.
In July 2011, we filed a marketing application in Switzerland with Swissmedic, the Swiss Agency for Therapeutic Products, for Vitaros® as a treatment for patients with ED. The Swiss regulatory comments for the marketing approval of Vitaros® are expected in the first half of 2014, following a non-approval decision, appeal by the Company and a subsequent notice of re-review received in early 2014.
France, Monaco and certain African countries
In November 2013, we signed an exclusive license agreement with Majorelle to market Vitaros® for the treatment of ED in France, Monaco and certain African countries. The African countries include the following: Algeria, Morocco, Tunisia, Democratic Republic of the Congo, Madagascar, Cameroon, Ivory Coast, Burkina Faso, Niger, Senegal, Mali, Rwanda, Guinea, Chad, Burundi, Benin, Togo, Central African Republic, Republic of the Congo, Gabon, Comoros, Equatorial Guinea, Djibouti, Ghana and Seychelles. Under the terms of the agreement, we received $1.8 million as an up-front payment and we are eligible to receive up to an additional $2.2 million in marketing launch milestones as well as €15.5 million ($21.3 million as of December 31, 2013) in sales milestones, as well as double-digit tiered royalties on net sales of the drug by Majorelle. In addition to the license agreement, the Company and Majorelle were parties to separate settlement and release agreements executed in early 2014 that had the effect of releasing the Company from potential liabilities associated with NexMed Europe SAS (fomerly Finesco SAS), Scomedica SAS and NexMed Pharma SAS (formerly Portalis SARL, collectively the former “French Subsidiaries”) of the Company. See Note 3 of the Consolidated Financial Statements. In December 2013, France's National Agency for Medicines and Health Products Safety granted national phase approval to Vitaros® indicated for the treatment of patients with ED.
The United Kingdom
In September 2012, we signed an exclusive license agreement with Takeda in the UK for Vitaros® for ED. Under the terms of the licensing agreement, Takeda has been granted exclusive rights in the UK to commercialize and market Vitaros® for ED. We received $1.0 million in 2012 as an up-front payment and we are eligible to receive up to a total of €34.65 million ($47.7 million as of December 31, 2013) in regulatory and sales milestone payments and payments for certain regulatory filing costs. Additionally, we are entitled to receive double-digit tiered royalties on Takeda’s sales of Vitaros® in the UK. In August 2013, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency granted national phase approval to Vitaros® indicated for the treatment of patients with ED.
Spain, Ireland, Portugal, Greece, Cyprus, the CEE countries, Russia as well as the other CIS countries, Ukraine, Georgia, Turkey and certain African countries
In February 2014, we entered into an exclusive license agreement with Recordati to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia as well as the other CIS Countries (former Soviet republics), Ukraine, Georgia, Turkey and certain African countries. We received €1.8 million ($2.5 million) as an up-front payment in February 2014 and we are entitled to receive up to €1.0 million ($1.4 million as of December 31, 2013) in launch payments and €34.5 million in sales milestones ($47.5 million as of December 31, 2013). Further, over the life of the agreement, we are entitled to receive tiered double-digit royalties based on Recordati’s sales of the product.
Rest of World

The Middle East
In January 2011, we entered into a license agreement with Elis, granting Elis the exclusive rights to commercialize Vitaros® for ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen (the “Elis Territory”). Under the license agreement, we received an upfront license fee of $0.1 million and we are eligible to receive milestone payments of up to $2.1 million over the term of the license agreement. The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®. Additionally, we are entitled to receive escalating tiered double-digit royalties on Elis’ sales of Vitaros® in the Elis Territory.
In February 2011, we entered into a license agreement with Neopharm, granting Neopharm the exclusive rights to commercialize Vitaros® in Israel and the Palestinian Territories (the “Neopharm Territory”) for ED. Under the license agreement, we received an upfront license fee of $0.1 million and we are eligible to receive milestone payments of up to $4.35 million over the term of the license agreement. The future milestones are tied to regulatory approval and the achievement of certain levels of aggregate net sales of Vitaros®. Additionally, we are entitled to receive escalating tiered double-digit royalties on Neopharm’s sales of Vitaros® in the Neopharm Territory.
Elis and Neopharm are responsible for the registration process in their respective territories.
Asia
We own the commercial rights to Vitaros® in Asia including Japan and in the future will be seeking commercial partners. We have not established development or commercial plans for these regions at this time.
Australia and New Zealand
In June 2009, we entered into an exclusive license agreement with Global Harvest pursuant to which Global Harvest will market Vitaros® in Australia and New Zealand. We will receive a royalty payment on Global Harvest’s net sales of the product in those countries. Global Harvest is obligated to file for approval by mid-2015 following European approval of Vitaros® for ED.
Latin America
We own the commercial rights to Vitaros® in Latin America and in the future, will be seeking commercial partners. We have not established development or commercial plans for these regions at this time.
Other Services
On February 22, 2012, we entered into an Alprostadil Cream and Placebo Clinical Supply Agreement, as amended, with Warner Chilcott UK Limited (“Warner Chilcott UK”), which is now owned by Actavis, to supply them with certain quantities of Vitaros® along with associated testing services. Pursuant to the agreement, we recognized approximately $0.6 million and $0.5 million of revenue in 2013 and 2012, respectively.
Femprox® for Female Sexual Interest & Arousal Disorder
Our other NexACT® product candidate in the sexual health field is Femprox®, which is an alprostadil-based cream product candidate intended for the treatment of FSIAD. Women with FSIAD have a lack of sexual desire and a persistent or recurring inability to attain or maintain sufficient sexual excitement. The lack of sufficient sexual excitement may be due to decreased subjective responsiveness or lack of genital lubrication and swelling or other somatic responses. This disorder may be related to a medical/physiologic problem such as reduced genital blood flow and not necessarily related to psychological/hormonal factors as in other types of Female Sexual Dysfunction (“FSD”). FSIAD has been recognized as a sexual disorder diagnosis by the United States American Psychiatric Association as described in the Diagnostic and Statistical Manual of Mental Diseases, 5th Edition (“DSM-5”) issued in May of 2013.
We believe that Femprox® could be the first-in-class on-demand treatment for FSIAD and has the potential to be the first marketed drug for FSIAD, which we believe has the potential to be a significant global market. To the Company’s knowledge, there are no other FDA-approved treatments currently available for FSIAD.
Femprox® utilizes alprostadil, which induces vasodilation through a direct effect on vascular smooth muscle resulting in genital engorgement and surface lubrication, which are components of genital arousal. NexACT®, as a patented proprietary permeation enhancer, opens the cellular tight junction, allowing drugs to permeate through epidermal barriers, enabling rapid absorption of high concentrations of alprostadil cream directly to the target site. The Femprox® cream will be contained in our proprietary unit-dose dispenser for easy application to the clitoris and distal anterior vaginal wall. Femprox® produces a vasodilatory effect on the clitoris and vaginal epithelium and with susequent increased lubrication contributing to sexual arousal.
We have completed seven clinical studies to date on Femprox®. Approximately 100 women were exposed to Femprox® in Phase 1 clinical trials, including a hemodynamic assessment. In Phase 2/3 studies, approximately 350 female sexual arousal disorder patients were treated with various dosages of Femprox® to evaluate safety and efficacy.
In a Phase 2/3 study conducted in 2005, we initiated clinical trials at four main research hospitals in China on approximately 400 patients where the cost for conducting clinical studies was significantly lower than in the U.S. The results of the Phase 2/3 study were that Femprox® met the primary endpoint with all three dose levels and all secondary endpoints at the highest dose level resulting in statistically significant and clinically relevant responses compared to the placebo group. In addition, the Phase 2/3 study showed a favorable safety and tolerability profile with only five patients (1.2%) withdrawing from the study because of local adverse events. No drug-related serious adverse events were reported in that study.
We met with the U.S. FDA in August 2013 and with the European regulatory authorities in the Netherlands and Germany in January 2014, where we received regulatory guidance for the further development of Femprox®. Our strategic goal for this asset is to enter into one or more agreements with third parties for the development and ultimate commercialization of Femprox®, if successfully developed.
Competition for Femprox®
There is significant competition and financial incentive to develop, market and sell drugs for the treatment of FSIAD, and the larger category of FSD, for which there is no approved drug in the United States. We are aware of one drug utilizing a testosterone transdermal patch that completed two Phase 3 efficacy trials for treatment of FSD in surgically post-menopausal women, but which did not show statistical separation from placebo in those trials. The company developing this drug has announced plans to initiate new Phase 3 clinical efficacy trials. We are also aware of a non-hormone oral drug, flibanserin, that has been investigated for treatment of premenopausal women with hypoactive sexual desire disorder. In addition, Palatin Technologies, Inc. has completed Phase 2 development of a melanocortin receptor agonist for FSD. A number of hormonal therapies have been commercialized for other indications, including progestin, androgen and localized estrogen therapies, but none have been approved by the FDA for FSIAD or FSD indications. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a topical alprostadil drug for FSD.
Patent Portfolio
We currently own or exclusively license from third parties approximately 313 (the granted patents include granted European patents nationalized in various European countries) issued patents which will expire from 2014 through 2028, approximately, and 170 patent applications which, should they issue, may extend our patent exclusivity on our NexACT® technology, our acquired products and on our other products and technologies throughout the world until approximately 2032, based upon the potential expiration date of the last to expire of those patent applications. Patents covering Vitaros®, for ED, have been issued in Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, South Korea, Turkey, Taiwan, and the United States. We have licensed our patent rights to Vitaros® to commercial partners in a number of these countries and we are actively seeking commercial partners in other jurisdictions.
In the United States, we hold thirteen main U.S. patents out of a series of U.S. patent families that we have filed in connection with our NexACT® technology and our NexACT®-based products under development. To further strengthen our global patent position on our proprietary products under development and to expand the patent protection to other markets, we have filed foreign patent applications, many of which correspond to our issued U.S. patents and pending U.S. patent applications, in countries throughout the world. These foreign filings have resulted in numerous issued patents and currently pending patent applications.
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
Trademark Portfolio
We currently own approximately 83 registered trademarks as well as 65 pending trademark applications and 5 allowed pending trademark applications worldwide. We own registered trademarks for Vitaros®, Femprox® and NexACT® in certain countries and territories throughout the world.
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
Even where we have registered trademarks, competitors could seek to invalidate these registrations. Any such litigation could result in substantial cost to and diversion of effort by us, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.
Governmental Regulation
The FDA, comparable agencies in other countries, and state regulatory authorities have established regulations and guidelines which apply to, among other things, the clinical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, promotion, marketing and distribution of our proposed products. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, refusal of the regulatory authorities to approve marketing applications, withdrawal of approvals and criminal prosecution. Before a drug product is approved by the FDA, or equivalent agencies in other countries, for commercial marketing, three phases of human clinical trials are usually conducted to test the safety and effectiveness of the product. Phase 1 clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels. Phase 2 clinical trials, which may also enroll a relatively small number of patient volunteers, are designed to further evaluate the drug’s safety profile and to provide preliminary data as to the drug’s effectiveness in humans. Phase 3 clinical trials consist of larger, well-controlled studies that may involve several hundred or thousand patient volunteers representing the drug’s targeted population. During any of these phases, the regulatory agencies can place the clinical trial on clinical hold, or temporarily or permanently stop the clinical trials for a variety of reasons, principally for safety concerns.
After approving a product for marketing, the regulatory agency may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the product in general use. The regulatory agency may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the regulatory agency may impose restrictions on the use of a drug that may limit its marketing potential. The failure to comply with applicable regulatory requirements in the United States and in other countries in which we conduct development activities could result in a variety of fines and sanctions, such as warning letters, product recalls, product seizures, suspension of operations, fines and civil penalties or criminal prosecution. In addition to obtaining approval of an NDA or its equivalent from the FDA or other regulatory agencies for any of our proposed products, any facility that manufactures such a product must comply with current good manufacturing practices (GMPs). This means, among other things, that the drug manufacturing establishment must be registered with, and subject to inspection by, the applicable government authority. Foreign manufacturing establishments must also comply with GMPs and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We will use contract manufacturing establishments, in the United States or in foreign countries, to manufacture our proposed products, and will depend on those establishments to comply with GMPs and other regulatory requirements.

Segment and Geographic Area Information
We currently operate in a single segment, through which we design and develop pharmaceutical products with our NexACT® platform. We made the strategic decision in December 2012 to focus on our core product candidates associated with sexual health and the underlying NexACT® technology. As a result, we chose to divest our U.S.-based oncology supportive care business, which was aggregated into our pharmaceuticals segment and is presented in our consolidated financial statements as a discontinued operation for all periods presented. Our contract sales segment was eliminated as a result of the deconsolidation of the Company’s former French Subsidiaries on April 25, 2013, which was the date we no longer controlled the former French Subsidiaries in accordance with consolidation accounting guidance. Additionally, in July 2013, we sold our diagnostic sales segment and are now focused exclusively on the pharmaceutical products segment of our business.
Executive Officers of the Registrant
Information concerning our executive officers, including their names, ages and certain biographical information can be found in Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” This information is incorporated by reference into Part I of this report.
Employees
As of March 13, 2014, we have 21 full time employees in the United States. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.
Available Information
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

ITEM 1A.	RISK FACTORS
Risks Related to the Company
We expect to continue to require external financing to fund our operations, which may not be available.
We expect to require external financing to fund our long-term operations. As of December 31, 2013, we had cash and cash equivalents of approximately $21.4 million. We believe we have sufficient cash reserves to fund our on-going operations through mid-2015, however, we expect to continue to have net cash outflows from operations in 2014 as we continue to support commercial launches of Vitaros®, further develop our second generation Vitaros® product and expend any costs related to the advancement of our pipeline assets. While we have historically generated modest revenues from our operations, we do not believe that revenues will be sufficient for the foreseeable future to fund our long-term ongoing operations, including the development and commercialization of our product candidates and general operating expenses, including legal, audit and public company listing fees. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all the elements of our strategic plan, including seeking additional market approvals and commercializing Vitaros® and developing and implementing a partnering strategy for Femprox®. If we are unable to accomplish these objectives, our business prospects would be diminished and we will likely be unable to achieve profitability.
We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.
We have not marketed or generated significant product sales revenues or royalty revenues in the U.S. or foreign countries from our products or product candidates, we have never been profitable and we have incurred an accumulated deficit of approximately

$268.1 million from our inception through December 31, 2013. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our drug candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful commercialization of Vitaros® in major markets outside the United States, and (2) the successful development, approval and commercialization of our proposed NexACT® product candidates including Femprox®. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
In markets where Vitaros® is approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®.
In markets where Vitaros® has received regulatory approval, including in Canada and in Europe through the DCP, we do not have or expect to have any sales or marketing infrastructure. Accordingly, our operating results and long-term success is substantially dependent on the commercialization efforts of our marketing partners. Consummation of new Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. In jurisdictions where we commercialize our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’ commercialization efforts for Vitaros® are unsuccessful, we may realize little or no revenue from sales in such markets.
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
Our third-party manufacturers and suppliers are subject to numerous regulations, including Good Manufacturing Practices, or cGMP, FDA regulations governing manufacturing processes and related activities and similar foreign regulations. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks that are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver our products on a timely basis or receive royalties or continue our clinical trials would be adversely affected. Also, the manufacturing processes of our manufacturing partners may be found to violate the proprietary rights of others, which could interfere with their ability to manufacture products on a timely and cost effective basis.
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
If our third party product manufacturers or suppliers of raw materials, components, chemical supplies, finished products and dispensers fail to produce quality products on time and in sufficient quantities or if we are unable to secure adequate alternative sources of supply for such materials, components, chemicals, finished products and dispensers, our results would suffer, as we or our licensees would encounter costs and delays in re-validating new third party suppliers.

Our financial prospects depend in part on the ability of our contract manufacturer and our suppliers to produce and deliver Vitaros® in Canada, Europe and other countries within the approved product specifications. If Vitaros® is not able to be manufactured and provided to customers within the desired specifications, the expected sales by our partners may not be possible and our financial results would be negatively impacted.
We are dependent upon our suppliers and manufacturers of active drug substance, proprietary excipient and other components used in Vitaros® to produce and deliver these materials for Vitaros® manufacturing according to the approved quality specifications filed with the regulatory authorities and according to GMP. If these suppliers or manufacturers are not able to supply these materials in a consistent and timely manner or fail to meet the regulatory requirements to include Vitaros® product specifications, then Vitaros® would not be able to be manufactured.
Similarly, we are dependent upon a contract manufacturer to produce Vitaros® dosage form according to the approved specifications for each territory. If the manufacturer is not able to make Vitaros® for any reason, such as an unexpected plant shutdown, failure of certain inspections by regulatory authorities, equipment failure or inability to meet approved regulatory specifications for Vitaros®, then Vitaros® would not be able to be delivered to our partners.
While we have no reason to believe that our contract manufacturers will not be able to successfully manufacture according to the requirements, any unforeseen delay or inability to manufacture could significantly impact our financial results.
The product specifications for Vitaros®, and other pharmaceutical products, are governed by the applicable jurisdiction’s regulatory authorities and those specifications may affect the ability of our partners to manufacture a product with a desired product shelf-life, prescribing information or other product characteristics that impact their marketing goals. Such product specifications are specific to each individual jurisdiction’s market-approval directives and are generally not applicable to those product specifications approved by other countries regulatory authorities.
The manufacturing specifications for producing Vitaros® in Canada affect the expected shelf-life that can be achieved for the product. Abbott, our marketing partner in Canada, is working with their contract manufacturer to optimize the shelf-life period for the cold-chain product prior to launch. We understand that Abbott is considering seeking potential changes in the approved product specifications in order to increase the shelf-life and corresponding commercial potential of the product. If any of our partners are unable to achieve the desired product shelf life within approved specifications, our financial results could be negatively impacted.
Pre-clinical and clinical trials are inherently unpredictable. If we or our partners do not successfully conduct the clinical trials or gain regulatory approval, we or our partners may be unable to market our product candidates.
Through pre-clinical studies and clinical trials, our product candidates, such as Femprox®, must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for, prediction of results in later-stage testing. Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states. Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies. Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. Commercial sales in any territory cannot begin until approval is received from the applicable regulatory authorities, including the FDA in the U.S. We have sold all rights to Vitaros® for ED to Actavis for sales into the U.S. Actavis has not been successful in obtaining approval for Vitaros® in the U.S. and any inability to have the drug approved by the FDA for ED could have a negative effect on our prospects and the Company’s stock price.
If we are unable to adequately establish, maintain and protect our intellectual property rights, we may incur substantial litigation costs and may be unable to generate significant product revenue.
Protection of the intellectual property for our products and product candidates is of material importance to our business in the U.S. and other countries. We have sought and will continue to seek proprietary protection for our product candidates to attempt to prevent others from commercializing equivalent products. Our success may depend on our ability to (1) obtain effective patent protection within the U.S. and internationally for our proprietary technologies and products, (2) defend patents we own, (3) preserve our trade secrets and (4) operate without infringing upon the proprietary rights of others. In addition, we have agreed to indemnify certain of our partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forgo revenue if it is necessary for our partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us.

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
Furthermore, holders of competing patents could allege that our activities infringe on their rights and could potentially prevail in litigation against us. We have also sold certain patents in transactions where we have licensed out rights to our drug candidates. In certain of these transactions, we have agreed to indemnify the purchaser from third party patent claims, which could expose us to potentially significant damages for patents that we no longer own. Any litigation could result in substantial cost to us and would divert management’s attention, which may harm our business. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.
We face a high degree of competition.
We are engaged in a highly competitive industry. We and our licensees compete against many companies and research institutions that research, develop and market products in areas similar to those in which we operate. For example, Viagra®(Pfizer), Cialis®(Lilly), Levitra®(Glaxo Smith Kline) are currently approved for treatment of ED.
These and other competitors may have specific expertise and development technologies that are better than ours and many of these competitors, which include large pharmaceutical companies, have substantially greater financial resources, larger research and development capabilities and substantially greater experience than we do. Accordingly, our competitors may successfully develop competing products. We are also competing with other companies and their products with respect to manufacturing efficiencies and marketing capabilities, areas where we have limited or no direct experience.
A number of other companies have attempted to gain approval in the U.S. and foreign countries for products similar to Femprox® for indications similar to Female Sexual Interest and Arousal Disorder and have not been successful.
There have been numerous other companies that have tried to gain regulatory approval for a product in the U.S. or in any other country to treat Female Sexual Interest and Arousal Disorder (“FSIAD”). To date, to the Company’s knowledge, no such products have been approved by the FDA or any other regulatory agency and no products are currently on the market for this disorder. A number of companies such as BioSante for its drug LibiGel®, Proctor & Gamble for its drug Intrinsa® and Boehringer Ingelheim for its drug Girosa®, have invested substantial resources in pre-clinical and clinical development on such products and have failed to have them approved by the FDA or any other regulatory agency. There is no guarantee that the Company’s product candidate, Femprox®, will be approved by the FDA or any other regulatory agency or that we will realize any revenues from sales of or for the partnering agreements for Femprox®.
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
Business development activity involves numerous risks, including the risks that we may be unable to integrate an acquired business successfully and that we may assume liabilities that could adversely affect us.
In order to augment our product pipeline or otherwise strengthen our business, we may decide to acquire or license additional businesses, products and technologies. Acquisitions could require us to raise significant capital and involve many risks, including, but not limited to, the following:

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
In addition, foreign acquisitions involve numerous risks, including those related to changes in local laws and market conditions and due to the absence of policies and procedures sufficient to assure compliance by a foreign entity with U.S. regulatory and legal requirements. Business development activities require significant transaction costs, including substantial fees for investment bankers, attorneys, and accountants. Any acquisition could result in our assumption of material unknown and/or unexpected liabilities. We also cannot assure you that we will achieve any cost savings or synergies relating to recent or future acquisitions. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations.
The financial statements of acquired companies, or those that may be acquired in the future, are prepared by management of such companies and are not independently verified by our management. In addition, any pro forma financial statements prepared by us to give effect to such acquisitions may not accurately reflect the results of operations of such companies that would have been achieved had the acquisition of such entities been completed at the beginning of the applicable periods.
We may be subject to product liability and similar claims, which may lead to a significant financial loss if our insurance coverage is inadequate.
We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. Although we maintain various types of insurance, we have no guarantee that the coverage limits of such insurance policies will be adequate. If liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.
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
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully operate our business.
Our success depends, in part, on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. Although we have employment agreements with five of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from successfully operating our business. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located. We may need to hire additional personnel to support commercial efforts for Vitaros®. We may not be able to attract and retain qualified personnel on acceptable terms.
Our ability to maintain, expand or renew existing business relationships and to establish new business relationships, particularly in the drug development sector, also depends on our ability to subcontract and retain scientific staff with the skills necessary to keep pace with continuing changes in drug development technologies.
From time to time we are subject to various legal proceedings, which could expose us to significant liabilities.
We, as well as certain of our officers and distributors, are subject, from time to time, to a number of legal proceedings, including those described in the Notes to the consolidated financial statements included in this Annual Report on Form 10-K. Litigation is inherently unpredictable, and these claims and disputes may result in significant legal fees and expenses and could divert management’s time and other resources. If we are unable to successfully defend or settle any claims asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits, either in defending these claims or in pursuing counterclaims.
Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.
The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our management concluded that a material weakness existed in our internal control over financial reporting as of the year ended December 31, 2012 and continued to exist as of the year ended December 2013. As a result of this material weakness, management also determined that our disclosure controls and procedures were not fully effective.
In connection with our compliance and remediation efforts, we have incurred and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. If not remediated, a material weakness, and any future potential material weaknesses identified by management could result in future errors in our financial statements or in documents we file with the SEC.
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
We expect to need to raise capital through equity sales and/or incur indebtedness, if available, to finance operations. However, continued volatility in the capital markets and may have an adverse effect on our ability to fund our business strategy through sales of capital stock or through borrowings, in the public or private markets on terms that we believe to be reasonable, if at all.
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

The biotechnology, pharmaceutical and medical device industries generally and drug discovery and development more specifically are subject to increasingly rapid technological changes. Our competitors might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to our technologies, services or products to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected.
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
Successful commercialization of our product candidates may depend on the availability of reimbursement to the consumer from third-party healthcare payers, such as government and private insurance plans. Even as Vitaros® is commercialized by our marketing partners, reimbursement to consumers may not be available or sufficient to allow the realization of an appropriate return on our investment in product development or to sell our product candidates on a competitive basis. In addition, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental controls. In the U.S., federal and state agencies have proposed similar governmental control and the U.S. Congress has recently adopted regulatory reforms that affect companies engaged in the healthcare industry. Pricing constraints on our product candidates in foreign markets and possibly in the U.S. could adversely affect our business and limit our revenues.
We face uncertainty related to healthcare reform, pricing and reimbursement, which could reduce our revenue.
In the U.S., President Obama signed in March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, “PPACA”). As a result of PPACA, substantial changes could be made to the current healthcare system, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices or our product candidates. If reimbursement for our products is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted. Further, numerous foreign governments are also undertaking efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies.
Sales of Vitaros® and other product candidates, if approved, will depend in part on the availability of coverage and reimbursement from third-party payers such as U.S. and foreign government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely that could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
Adoption by the medical community of Vitaros® and other product candidates, if approved, may be limited if third-party payers will not offer coverage. Cost control initiatives may decrease coverage and payment levels for drugs, which in turn would negatively affect the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payers to any drug candidate we have in development. Any denial of private or government payer coverage or inadequate reimbursement for our products could harm our business and reduce our revenue.
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
We are authorized to issue 85,000,000 shares of our capital stock, consisting of 75,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. Pursuant to an “at-the-market” (“ATM”) offering facility entered into in December 2011 and amended in April 2013, we may, from time to time, sell up to $20.0 million worth of our common stock, of which $17.1 million remained available as of December 31, 2013. In light of our future capital needs, we may also issue additional shares of common stock at below current market prices or additional convertible securities that could dilute the earnings per share and book value of your shares of our common stock. These issuances would dilute existing stockholders and could depress the value of our common stock.
In addition to provisions providing for proportionate adjustments in the event of stock splits, stock dividends, reverse stock splits and similar events, the outstanding convertible debt instrument which currently representing the right to potentially acquire approximately one million shares of common stock provide (with certain exceptions) for an adjustment of the exercise or conversion price if we issue shares of common stock at prices lower than the then exercise or conversion price or the then prevailing market price. This means that if we need to raise equity financing at a time when the market price for our common stock is lower than the exercise or conversion price, or if we need to provide a new equity investor with a discount from the then prevailing market price, then the exercise price will be reduced and the dilution to stockholders increased.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We currently lease two properties in San Diego for approximately 16,000 square feet, consisting of a corporate office and a warehouse facility.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2013, we were a party to the following litigation and may also be involved in other litigation arising in the ordinary course of business from time to time. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

Versailles Civil Court Summons
As a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, our decision to cease financing our former French Subsidiaries entered into a judicial liquidation procedure on April 25, 2013.
In June 2013, the Versailles Civil Court (the “Civil Court”) authorized the French Works Council (which represents individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to us for a hearing in the Civil Court in September 2013. In the summons it was claimed that we were the co-employer of the individuals working for Scomedica and that, as such, were liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of December 31, 2013) from us.
In February 2014, the Global Settlement Agreement (the “Global Settlement Agreement”) by and among the Company, the Works Council, the Judicial Liquidator of both Scomedica SAS and NexMed Europe SAS, the Trustee of NexMed Pharma SAS and Laboratoires Majorelle, became effective upon ratification by the Versailles Commercial Court (the “Commercial Court”). In March 2014, the Company signed individual settlement agreements with the former employees of Scomedica SAS, which are expected to be fully executed in March 2014 and become effective upon notification by the Commercial Court in March or April 2014.
Pursuant to the aforementioned settlement agreements, the respective parties are waiving all claims they have asserted or could assert against the Company relating to the liquidation and reorganization of the French Subsidiaries, the Company is not required to make any direct payments to those parties and the Works Council agrees to the withdrawal of proceedings and actions relating to their €4.1 million claim against the Company.
With the resolution of these matters in 2014, the approximate $2.8 million liability reflected in the most recent consolidated balance sheet of the Company will be released in 2014.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APRI.”
On March 12, 2014, the last reported sales price for our Common Stock on NASDAQ was $2.53 per share, and we had approximately 132 holders of record of our Common Stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter from January 1, 2012 to December 31, 2013.

	2013		2012
	High	Low	High	Low
First quarter	$3.34	$2.04	$5.66	$2.64
Second quarter	$3.41	$2.28	$3.59	$2.47
Third quarter	$2.41	$1.91	$3.48	$2.69
Fourth quarter	$2.68	$1.72	$3.29	$1.90
Dividends

We have never paid cash dividends on our Common Stock and do not have any plans to pay cash dividends in the foreseeable future. Our Board of Directors anticipates that any earnings that might be available to pay dividends will be retained to finance our business.
Unregistered sales of equity securities and use of proceeds
None.
Performance Graph
The following graph shows the cumulative total stockholder return of an investment of $100 in cash on December 31, 2008 through December 31, 2013, for (i) our common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotech Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2013.
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below as of December 31, 2013 and 2012, and for the fiscal years ended December 31, 2013, 2012 and 2011, are derived from our audited consolidated financial statements included elsewhere in this report. This information should be read in conjunction with those consolidated financial statements, the notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data set forth below as of December 31, 2011, 2010 and 2009, and for the fiscal years ended December 31, 2010 and 2009, are derived from our audited consolidated financial statements that are contained in reports previously filed with the SEC, not included herein.

Five Year Selected Financial Data

	For the Years Ended December 31, (1)(2)
	2013 (3)(4)	2012 (3)(4)	2011 (4)	2010	2009
	(In thousands, except share and per share data)
Statements of Operations Data:
Total revenue	$2,511	$7,945	$3,603	$4,446	$2,974
Gross (loss) profit	(120)	3,705	1,745	889	2,845
Total costs and expenses	17,247	28,715	20,032	22,418	6,665
Loss from continuing operations before other income (expense)	(17,367)	(25,010)	(18,287)	(21,529)	(3,820)
Loss from continuing operations	(15,870)	(25,676)	(18,225)	(29,636)	(32,043)
(Loss) income from discontinued operations	(1,068)	(6,095)	108	128	—
Net loss	(16,938)	(31,771)	(18,117)	(29,508)	(32,043)
Basic and diluted loss per common share (5)
Loss from continuing operations	$(0.46)	$(0.94)	$(0.91)	$(2.50)	$(5.43)
Loss from discontinued operations	$(0.03)	$(0.22)	$0.01	$0.01	$—
Net loss	$(0.49)	$(1.16)	$(0.90)	$(2.49)	$(5.43)
Weighted average shares outstanding, basic and diluted loss per share	34,413,253	27,458,184	20,023,456	11,847,703	5,906,455

	As of the Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheets Data
Cash & cash equivalents	$21,405	$15,130	$7,435	$9,146	$480
Total assets	23,310	23,879	16,616	18,864	20,933
Long term liabilities	578	6,492	1,777	4,980	4,053
Accumulated deficit	(268,066)	(251,128)	(219,357)	(201,240)	(171,732)

(1)
In December 2009, we acquired Bio-Quant, Inc. (“Bio-Quant”) for $13.7 million, which included the issuance of promissory notes for $12.1 million and 0.3 million shares of common stock valued at $1.6 million. The results of Bio-Quant’s operations have been included in the Five Year Selected Financial Data from the date of acquisition through June 2011, the date that Bio-Quant was sold to an unrelated third party. Costs associated with the merger of $0.6 million were expensed during 2009. In connection with the valuation of the future expected cash flows and the goodwill related to Bio-Quant at December 31, 2010, an impairment charge of $9.1 million was recorded in 2010 representing the then recorded goodwill from this acquisition. A loss on the sale of $2.8 million was recognized during 2011 and a recovery of the loss was recognized during 2012 and 2013 for earn-out payments received that, at the time of sale, were considered to have no value, each in the amount of $0.3 million.

(2)
In June 2013, we determined that the BQ Kits division would be offered for sale to qualified buyers and in July 2013, it was sold to an unrelated third-party. For all years included in the Five Year Selected Financial Data, it is presented as discontinued operations.

(3)
On July 12, 2012, we, by way of contribution, accepted 100% percent of the outstanding common shares of Finesco SAS (now NexMed Europe SAS), for an aggregate purchase price, net of cash paid for costs and cash acquired, of $6.7 million, and included the issuance of 2.6 million shares of common stock valued at $8.6 million. The results of Finesco’s operations have been included in the Five Year Selected Financial Data from the date of acceptance. During the fourth quarter of 2012, the Company recorded a charge in the amount of $8.3 million for the impairment of the goodwill associated with the Finesco acquisition and a related charge recorded as tax expense in the amount $1.3 million partially offset by $0.8 million in tax benefit recorded in 2012 after the acceptance of the Finesco shares to record a valuation allowance on the recoverability of the deferred tax assets acquired as part of the Finesco transaction. Also in the fourth quarter of 2012, the Company made the decision to cease funding of its former French Subsidiaries and the businesses were deconsolidated in April 2013. The Company has a liability of $2.8 million recorded as of December 31, 2013 which represents liabilities the Company may have been liable for as of that date as a result of the liquidation.

(4)
In December 2011, the Company acquired TopoTarget USA, Inc., for $3.5 million, which included the issuance of 0.3 million in shares of common stock valued at $1.7 million. In February 2012, the Company also acquired the co-promotion rights to sell Granisol® in the United States and other territories. In March 2013, following the Company’s strategic decision to divest this business, the Company sold to Biocodex, Inc. (“Biocodex”) all of the Company’s rights and certain information, property and inventory related to the Totect® assets for $1.5 million plus the right to receive from Biocodex double-digit, tiered, decreasing royalties. The Company retained all liabilities related to Totect®. The Company recorded a net loss of $1.4 million during the first quarter of 2013 related to the sale. The net results of these operations are reported as discontinued operations for the year ended December 31, 2013 and 2012. The net liabilities are reported as continuing operations in the consolidated balance sheet data as of December 31, 2013 but as discontinued operations in the consolidated balance sheet data as of December 31, 2012 and 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and Subsidiaries (“we,” “us,” “our,” the “Company” or “Apricus”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.
Results of Operations
Revenues and gross profit from continuing operations were as follows (in thousands, except percentages):

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
License fee revenue	$941	$4,276	$877	$(3,335)	(78)%	$3,399	388%
Grant revenue	—	—	483	—	N/M	(483)	(100)%
Product sales	21	23	—	(2)	(9)%	23	N/M
Contract service revenue	1,549	3,646	2,243	(2,097)	(58)%	1,403	63%
Total revenue	2,511	7,945	3,603	(5,434)	(68)%	4,342	121%
Cost of product sales	23	10	—	13	130%	10	N/M
Cost of service revenue	2,608	4,230	1,858	(1,622)	(38)%	2,372	128%
Gross (loss) profit	$(120)	$3,705	$1,745	$(3,825)	(103)%	$1,960	112%

Revenue
The $5.4 million decrease in total revenue during the year ended December 31, 2013 as compared to the prior year is primarily due to the non-recurrence of $4.3 million in upfront license fees from our commercial partners Sandoz, Abbott and Takeda, received during the year ended December 31, 2012. This was partially offset by $0.6 million in license fee revenue in 2013 from Bracco and $0.3 million in license fee revenue from Sandoz as a result of substantive milestones received upon regulatory approvals in Italy and Germany, respectively. This decrease was also due to decreased contract service revenue in 2013 as compared to the prior year due to the loss of certain contract service customers in France in 2013 as compared to 2012, following the deconsolidation of our former French Subsidiaries in April 2013. We expect our cash inflows from operations during 2014 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
The $4.3 million increase in total revenue during the year ended December 31, 2012 as compared to the prior year was primarily attributable to recognizing $4.3 million in upfront license fees during 2012 from Sandoz, Abbott and Takeda compared to a total of $0.9 million recognized in 2011 from Bracco, Elis and Neopharm. Additionally, we recognized $2.9 million of revenue from contract services related to our former French subsidiaries, which were included in our statements of operations beginning in July 2012, as well as service revenue from Warner Chilcott in the amount of $0.5 million in 2012. These increases were partially offset by the $2.1 decrease in contract service revenue resulting from the sale of our subsidiary, Bio-Quant, in June 2011 and for a $0.5 million reduction in grant revenue from government grants awarded to us during 2011 under the QTDP program. We did not apply for grants during 2012.
Cost of Service Revenue
Our cost of service revenue includes compensation, related personnel expenses and contract services to support our contract service revenue. The $1.6 million decrease in cost of service revenue during the year ended December 31, 2013, as compared to the prior year, is primarily due to contract services related to our former French Subsidiaries, which were included in our statements of operations beginning July 2012 and deconsolidated in April 2013. Accordingly, the 2013 results include approximately four months of expenses for the French operations and 2012 includes approximately five and one-half months of expenses. Additionally, we had comparable contract service expenses in 2013 as compared to 2012 related to our Warner Chilcott service revenue.
The $2.4 million increase in cost of service revenue during the year ended December 31, 2012, as compared to the prior year, is primarily due to contract services related to our former French Subsidiaries, which were included in our statements of operations beginning in July 2012. In addition, we incurred approximately $0.3 million in contract service expenses related to our Warner Chilcott service revenue. These increases were partially offset by the $1.8 million decrease in expenses associated with our subsidiary, Bio-Quant, which was sold in June 2011.
Costs and Expenses, net
Costs and expenses, net from continuing operations were as follows (in thousands, except percentages):

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Costs and expenses, net
Research and development	$5,123	$5,375	$5,821	$(252)	(5)%	$(446)	(8)%
General and administrative	13,554	15,336	11,451	(1,782)	(12)%	3,885	34%
Gain on contract settlement	(534)	—	—	(534)	N/M	—	N/M
(Recovery) loss on sale of subsidiary	(255)	(250)	2,760	(5)	2%	(3,010)	(109)%
Deconsolidation of former French Subsidiaries	(641)	—	—	(641)	N/M	—	N/M
Impairment on goodwill and intangible assets	—	8,254	—	(8,254)	(100)%	8,254	N/M
Total costs and expenses, net	$17,247	$28,715	$20,032	$(11,468)	(40)%	$8,683	43%
Loss from operations	$(17,367)	$(25,010)	$(18,287)	$7,643	(31)%	$(6,723)	37%

Research and Development Expenses
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf, pursuant to development and consulting agreements in place. The $0.3 million decrease in our research and development expenditures during the year ended December 31, 2013, as compared to the prior year, reflects a decrease in license fees related to the purchase of a PediatRx license in 2012 offset by an increase in consulting services to support our regulatory filings for Vitaros® in Europe. We expect to have net cash outflows from operations in 2014 as we further develop Room Temperature Vitaros® and seek to develop new product candidates within our pipeline using our existing technology.
The $0.4 million decrease in our research and development expenditures during the year ended December 31, 2012, as compared to the prior year, reflects the decrease in contract research services related to transitioning the manufacturing of Vitaros® from development to commercial production.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations.
The $1.8 million decrease in general and administrative expenses during 2013, as compared to the prior year, is due to compensation charges in 2012 of $0.5 million in severance expenses related to the departure of our former CEO and associated non-cash charges in the amount of $0.7 million related to the acceleration of the former CEO’s unvested options. Additionally, expenses related to our former French Subsidiaries decreased $0.9 million in 2013 as compared to the prior period following the deconsolidation of the former French Subsidiaries in April 2013. This was partially offset by higher legal expenses related to the disposition of certain assets and businesses and certain litigation expenses.
The $3.9 million increase in our general and administrative expenses during 2012, as compared to the prior year, is due to general and administrative expenses associated with our former French subsidiaries which accounted for $1.9 million of the increase. In addition, we incurred increased legal and accounting fees of approximately $0.9 million related to acquired businesses and assets, a $0.5 million impairment charge for our property held for sale, a related charge of $0.2 million for impaired deferred rental income related to the property held for sale and a $0.5 million in severance expenses related to the departure of our former CEO and associated non-cash charges in the amount of $0.7 million related to the acceleration of the former CEO’s unvested options. These increases were partially offset by reductions in patent expenses of $0.2 million, licensing fees of $0.3 million and other decreases in general and administrative by $0.3 million.
Gain on Contract Settlement
The $0.5 million gain on contract settlement recorded during 2013 represents the difference between the $1.2 million value of our common shares issued to TopoTarget in exchange for the extinguishment from our balance sheet of $1.7 million of contingent consideration that was recorded for the potential value of future milestones associated with the purchase of the Totect product.
(Recovery) Loss on Sale of Subsidiary
During 2011, upon the sale of our subsidiary, Bio-Quant, we recognized a loss of $2.8 million as other operating loss. Due to the uncertainty associated with the contingent consideration due from the buyer, future minimum payments were not recognized in accounts receivable as of the sale date. In both 2013 and 2012, we received $0.3 million in payments from the buyer of our former subsidiary, Bio-Quant. At the time of receipt of payment, we recognized a recovery on the sale of subsidiary, which we expect will continue to be the accounting treatment for future payments received, if any.
Deconsolidation of former French Subsidiaries
As a result of our former French Subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the former French Subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. In addition, we have recorded a liability of $2.8 million as of December 31, 2013, equal to the net deconsolidation liabilities. The Global Settlement Agreement became effective upon ratification by the Versailles Commercial Court in February 2014, releasing us from all liabilities related to the liquidation of the former French Subsidiaries. As a result, the $2.8 million liability reflected on our consolidated balance sheet as of December 31, 2013 will be released during 2014.
Impairment on Goodwill and Intangible Assets

During 2012, we determined that the value of our Apricus Pharmaceuticals’ goodwill of $1.1 million and the trade name for Totect®, the technology license for Totect® and the intangible asset associated with the rights to co-promote Granisol® equaling $1.8 million, were impaired and charges were recorded to write off the entire value of goodwill and write down the intangible assets to its estimated fair value of $1.9 million. These impairments are presented within the loss from discontinued operations in our consolidated statement of operations.
Also in 2012, we determined that the goodwill associated with NexMed Europe SAS (formerly Finesco SAS) was impaired due to changes in reimbursement policy in France that now heavily favors generic drugs. This resulted in Scomedica experiencing a loss and interruption in certain key contract agreements related to this policy change. Accordingly we recorded a charge of $8.3 million to write down the entire balance of goodwill as of December 31, 2012. This impairment is presented in impairment of goodwill and intangible assets on the consolidated statements of operations and comprehensive loss.
As of December 31, 2013, we had no goodwill or intangible assets on our consolidated Balance Sheet.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Other (expense) income
Interest expense, net	$(727)	$(325)	(364)	$(402)	124%	$39	(11)%
Gain on sale of investment	2,600	—	—	2,600	N/M	—	N/M
Other expense, net	(376)	175	426	(551)	(315)%	(251)	(59)%
Total other (expense) income	$1,497	$(150)	$62	$1,647	N/M	$(212)	(342)%
Interest Expense, net
Interest expense increased $0.4 million during 2013 as compared to the prior year, primarily due to non-cash interest expense in 2013 as a result of amortization of the discount related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements) as well as non-cash interest expense related to contingent consideration, which has since been removed from our balance sheet following the settlement agreement with TopoTarget during the third quarter of 2013.
Interest expense during 2012 was comparable to interest expense during 2011 and was mainly due to the interest paid on our $4.0 million convertible notes payable.
Gain on sale of investment
We previously held a restricted investment in a privately-held biotechnology company, which was valued at zero in our consolidated financial statements as of December 31, 2012. In 2013, we sold our investment in the entity and realized net proceeds of approximately $2.6 million, which was reflected as a gain on sale of investment during the fourth quarter of 2013 in our Consolidated Statement of Operations.
Other Expense, net
Other expense, net, increased $0.6 million during 2013 as compared to the prior year primarily due to $0.3 million of expense associated with the change in the market value of the derivative liability related to the 2012 Convertible Notes (See Note 7 in the Notes to the consolidated financial statements) as well as higher rental income of $0.4 million in 2012.
Other expense, net, increased $0.3 million during 2012 as compared to the prior year as a result of the sale of fixed assets in 2012 of $0.3 million.

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2013, we had an accumulated deficit of $268.1 million, recorded a net loss of approximately $16.9 million for the year ended December 31, 2013, and have been principally financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million from our May 2013 follow-on public offering and approximately $18.4 million from our February 2012 follow-on public offering. Additionally, we raised approximately $0.8 million during the year ended December 31, 2013, from the sale of common stock via our ATM stock selling facility and approximately $2.0 million from this facility in 2012. In March 2013, we completed the sale of our New Jersey Facility to a third party resulting in net proceeds to us of approximately $3.6 million (See Note 5 in the Notes to the consolidated financial statements). Also in March 2013, we received $1.5 million in cash as consideration for the sale of our Totect® assets (See Note 4 in the Notes to the consolidated financial statements). In November 2013, we received $2.6 million in cash upon sale of securities from an investment previously held and in December 2013, we received $1.8 million as an upfront payment for a license agreement signed with Majorelle. These cash-generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
Our cash and cash equivalents as of December 31, 2013 were approximately $21.4 million. In January 2014, we received an up-front license payment of $2.0 million from Sandoz and a regulatory milestone payment of $0.2 million from Majorelle for approval of Vitaros® in France. We expect to require additional external financing to fund our long-term operations. Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations through mid-2015. We expect to have net cash outflows from operations in 2014 as we support the market approvals where not already obtained and partner commercialization plans for Vitaros®, further develop Room Temperature Vitaros®, and seek to develop new product candidates using our existing technology. We may also have additional net cash outflows related to $2.75 million of convertible notes, which are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock. We expect the majority of our cash inflows from operations during 2014 will be from licensing and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®.
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
We currently have one effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. This registration statement includes our ATM common stock selling facility through Ascendiant. This facility allows us to raise cash through the sale of newly-issued shares of our common stock. As of December 31, 2013, we have approximately $46.0 million available under the S-3 shelf registration statement as well as an additional $17.1 million available under the ATM common stock selling facility with Ascendiant. Our ATM common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
Cash Flow Summary
The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	2013	2012	2011
Net cash used in operating activities from continuing operations	$(15,103)	$(12,397)	$(9,832)
Net cash provided by investing activities from continuing operations	3,059	1,368	344
Net cash provided by financing activities from continuing operations	16,631	20,766	7,666
Net cash provided by (used in) discontinued operations	1,688	(2,285)	111
Effect of exchange rate changes on cash	—	243	—
Net increase (decrease) in cash and cash equivalents	$6,275	$7,695	$(1,711)
Operating Activities from continuing operations
Cash used in operating activities was $15.1 million in 2013, compared to $12.4 million in 2012. The $2.7 million decrease in cash provided by operating activities in 2013 as compared to 2012 is due to a decrease in net loss from continuing operations of $9.8 million from 2012 to 2013, adjusted for non-cash items including stock based compensation expense of $2.0 million, a benefit of $0.6 million related to the deconsolidation of our former French Subsidiaries, and a $0.5 million gain on contract settlement. The change in net operating assets resulted mainly from a decrease in accounts payable and a decrease in accrued compensation offset by an increase in deferred revenue.
Cash used in operating activities was $12.4 million in 2012, compared to $9.8 million in 2011. The $2.6 million decrease in cash provided by operating activities in 2012 as compared to 2011 is due to a decrease in net loss from continuing operations of $7.5 million from 2011 to 2012, adjusted for non-cash items including $8.3 million of impairment charges to goodwill and intangible assets, stock based compensation expense of $2.9 million as well as a $1.3 million deferred tax provision charge. The change in net operating assets resulted mainly from a decrease in prepaid expenses and other current assets offset by an increase in accounts payable.
Cash used in operating activities in 2011 consisted of net loss from continuing operations of $18.2 million offset by changes of $8.4 million in net operating assets, for total cash used in operating activities of $9.8 million. The primary non-cash expenses added back to net loss included stock based compensation expense of $2.1 million, a $2.8 million loss on the sale of our Bio-Quant subsidiary as well as $0.6 million in depreciation and amortization expense. The change in net operating assets resulted mainly from increases to accrued expenses and accounts payable.
Investing Activities from continuing operations
Cash provided by investing activities totaled $3.1 million in 2013. We had proceeds of $3.7 million from the sale of our New Jersey facility, offset by fixed asset purchases of $0.6 million and $0.3 million for the deposit of restricted cash.
Cash provided by investing activities totaled $1.4 million in 2012 primarily as a result of acquiring cash of $2.1 million in the acquisition of our former French Subsidiaries partially offset by purchases of $0.4 million in fixed assets.
Cash used in investing activities totaled $0.3 million in 2011 primarily as a result of the receipt of $0.5 million from the sale of our Bio-Quant subsidiary partially offset by $0.3 million in purchases of fixed assets.
Financing Activities from continuing operations
Cash provided by financing activities totaled $16.6 million in 2013. We received proceeds of $16.6 million from the sale of common stock, primarily in connection with a May 2013 financing.
Cash provided by financing activities totaled $20.8 million in 2012. We received proceeds of $20.4 million from the sale of common stock, primarily in connection with a February 2012 financing offset by the net extinguishment of convertible notes payable.
Cash provided by financing activities totaled $7.7 million in 2011 primarily as a result of the receipt of $6.2 million in proceeds from the sale of common stock, $1.4 million from the exercise of warrants and $0.6 million from the release of restricted cash.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
As of December 31, 2013, future minimum principal payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Capital lease obligations	$30	$20	$10	$—	$—
Operating lease obligations	1,161	412	749	—	—
Deferred compensation	675	180	360	135	—
Convertible Notes (1)	2,750	2,750	—	—	—
Total	$4,616	$3,362	$1,119	$135	$—

(1)
The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014 or convertible into shares of common stock at a conversion price ($2.58 per share as of December 31, 2013), which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes carry an interest rate of 7% per annum, which is payable quarterly at our option in cash or, if our net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued will be determined as 95% of the five-day weighted average of the market price of the common stock prior to the time of payment. Additionally, $1.5 million of the aggregate original principal amount of notes are subject to redemption by the holders at their election on April 1, 2014. The 2012 Convertible Notes have a remaining face value of $2.75 million and are presented on the consolidated balance sheet at a net face value of $2.6 million.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies—Adoption of Recent Accounting Pronouncements and Pending Adoption of Recent Accounting Pronouncements, in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on us.
Critical Accounting Estimates and Policies
The preparation of financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect on our consolidated financial statements. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, our actual results may differ from these estimates.
We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, changes in the accounting estimates we use are reasonably likely to occur from time to time and had we used estimates different from any of these, our consolidated financial statements could have been materially different from those presented. Members of our senior management have discussed the development and selection of our critical accounting policies and estimates, and our disclosure regarding them, with the Audit Committee of our Board of Directors. Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Revenue recognition
Historically, we have generated revenues from the licensing of technology rights, product sales, performance of pre-clinical testing services, and contract sales services. Payments received under commercial arrangements, such as the licensing of technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on sales of licensed products.
License arrangements may consist of various performance obligations or deliverables such as license rights and the delivery of product and/or research services to the licensee. These arrangements are often multiple element arrangements. Revenue from our license arrangements is determined by assessing the deliverables in the arrangement under the authoritative guidance for multiple element arrangements. Analyzing the arrangement to identify deliverables requires the use of judgment. Deliverables may include a right or license to use an asset, a performance obligation, or an obligation to deliver product and/or research services. Once we identify the deliverables under the arrangement, we determine whether or not the deliverables can be accounted for as separate units of accounting, and determine the appropriate method of revenue recognition for each element. Revenue is recognized upon delivery of the elements within the arrangement based upon the consideration allocated to each deliverable. The value of the license and associated upfront payments is based upon similar arrangements.
Consideration associated with substantive performance milestones is recognized as revenue upon the achievement of the related milestone, as defined in the respective contracts.
Long-lived assets
We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. If such asset is considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, the fair value of which is determined based upon discounted cash flows or appraised values, depending on the nature of the asset. There were no impairment charges recorded in 2013 related to our long-lived assets. We recorded impairment charges related to our long-lived assets in 2012 of $0.7 million.
The evaluation of the value of our building in East Windsor, New Jersey led management to commit to a plan to sell the land, building and related equipment. These assets were categorized as assets held for sale on the balance sheet as of December 31, 2012 and totaled $4.1 million. Equipment held for sale is no longer subject to depreciation, and is recorded at the lower of depreciated carrying value or fair value less costs to sell. We incurred an impairment charge of $0.5 million based upon the expected net selling price less the associated environmental remediation costs related to our building in East Windsor, New Jersey. In addition to the impairment on the assets held for sale, the building was leased to a non-related party with escalating rent over a ten year period. We recorded this rental income on a straight-line basis with the difference between rental income and payments received recorded as a deferred rental income asset. As a result of the sale, we did not amortize the deferred rental income over the term of the lease and accordingly, a charge in the amount of $0.2 million was recorded in 2012. These impairment charges were recorded in the statement of operations and comprehensive loss in general and administrative expenses. We completed the sale of these assets in March 2013.
In December 2012, the Company made the strategic decision to divest the oncology supportive care business. The decision to sell the business was a triggering event that required us to evaluate our assets held for sale including our intangible assets for impairment by comparing the book values of the Company’s co-promotion rights, technology licenses and trade names against their respective estimated fair value. The evaluation of our oncology supportive care business, with the assistance of a third-party valuation firm, included estimating the fair value of the Company’s co-promotion rights, technology licenses and trade names, which were determined using a discounted cash flows model and a market approach based on multiple offers the Company received for certain assets of the business. The discounted cash flows model requires certain assumptions and judgments, including but not limited to: estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. We determined that estimated future cash flows expected to result from the use of the assets used in that business and their eventual disposition were less than their carrying amount. We recorded an impairment charge of $1.8 million in December 2012 to write down our intangible assets to $1.9 million.
Income Taxes
We recognize deferred taxes under the asset and liability method of accounting for income taxes by which deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

In consideration of our accumulated losses and lack of historical ability to generate taxable income to utilize our deferred tax assets, we have determined it is not more likely than not we will be able to realize any benefit from our temporary differences and have recorded a full valuation allowance. If we become profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the net operating loss carry-forward, we would record the estimated net realized value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would be approximately 40% under current tax laws. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period.
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As the unrecognized tax benefits relate to un-utilized deferred tax assets and because we have generated net operating losses since inception for both federal and state income tax purposes through 2009, no additional tax liability, penalties or interest have been recognized for balance sheet or statement of operations purposes as of and for the period ended December 31, 2013 and 2012.
Stock based compensation
In preparation of our Consolidated Financial Statements, we calculate the value of stock options and restricted stock issued to employees, non-employee contractors and warrants issued to investors. The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model is a generally accepted method of estimating the fair value of stock options and warrants.
The Black-Scholes option pricing model requires us to estimate our dividend yield rate, expected volatility and risk free interest rate over the life of the option. The use of estimates on these factors may cause the fair value of the option to be under or over estimated. See Note 9 in the Notes to the Consolidated Financial Statements for the current estimates used in the Black-Scholes option pricing model.
Fair value of embedded derivative
We calculate, on a monthly basis, the value of the embedded derivative as it relates to our convertible notes payable. The fair value of the derivative uses the Black-Scholes model and requires us to estimate our dividend yield rate, expected volatility and risk free interest rate over the life of the note. See Note 7 to the Consolidated Financial Statements for the current estimates used in the Black-Scholes model.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. To minimize this risk, we typically invest all, or substantially all, of our cash in money market funds that invest primarily in government securities. Our investment policy also permits investments in a variety of securities including commercial paper and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2013 and 2012, we did not have any holdings of derivative financial or commodity instruments. We conduct a portion of our business in currencies other than our U.S. dollar functional currency. These transactions give rise to monetary assets and liabilities that are denominated in currencies other than the U.S. dollar. The value of these monetary assets and liabilities are subject to changes in currency exchange rates from the time the transactions are originated until settlement in cash. Our foreign currency exposures are primarily concentrated in the Euro and both realized and unrealized gains or losses on the value of these monetary assets and liabilities are included in the determination of net income.
All of our cash and cash equivalents is in cash accounts and highly liquid. If a 10% change in interest rates were to have occurred on December 31, 2013 and 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date nor our net loss for the years then ended. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Apricus Biosciences, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and other comprehensive loss, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Apricus Biosciences, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the accounting for and disclosures of technical accounting matters in the consolidated financial statements and the monitoring and oversight over the controls in the financial reporting process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
San Diego, California
March 17, 2014
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Apricus Biosciences, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations and other comprehensive loss, changes in stockholders’ equity and cash flows of Apricus Biosciences, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2011. We have also audited Apricus Biosciences, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting as of December 31, 2011 based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Apricus Biosciences, Inc. and Subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Apricus Biosciences, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited the adjustments described in Note 4 that were applied to restate the 2011 consolidated financial statements for the presentation of discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ EisnerAmper LLP
Iselin, New Jersey
March 17, 2014

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$21,405	$15,130
Accounts receivable	59	652
Restricted cash	332	52
Inventories	336	—
Prepaid expenses and other current assets	132	582
Property held for sale	—	3,654
Current assets of discontinued operations	—	825
Total current assets	22,264	20,895
Property and equipment, net	955	601
Other long term assets	91	100
Restricted cash long term	—	343
Noncurrent assets of discontinued operations	—	1,940
Total assets	$23,310	$23,879

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable, net	$2,600	$—
Trade accounts payable	926	2,277
Accrued expenses	2,119	2,514
Accrued compensation	952	1,905
Deferred revenue	1,800	536
Derivative liability	517	—
Deconsolidation of former French Subsidiaries	2,846	—
Current liabilities of discontinued operations	—	3,534
Total current liabilities	11,760	10,766
Long term liabilities
Convertible notes payable, net	—	3,413
Derivative liability	—	906
Deferred compensation	487	1,529
Other long term liabilities	91	196
Noncurrent liabilities of discontinued operations	—	448
Total liabilities	12,338	17,258

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 37,541,404 and 29,937,669 issued and outstanding at December 31, 2013 and 2012, respectively	38	30
Additional paid-in-capital	279,000	257,078
Accumulated other comprehensive income	—	641
Accumulated deficit	(268,066)	(251,128)
Total stockholders’ equity	10,972	6,621
Total liabilities and stockholders’ equity	$23,310	$23,879

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations
And Other Comprehensive Loss
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011
License fee revenue	$941	$4,276	$877
Grant revenue	—	—	483
Product sales	21	23	—
Contract service revenue	1,549	3,646	2,243
Total revenue	2,511	7,945	3,603
Cost of product sales	23	10	—
Cost of service revenue	2,608	4,230	1,858
Gross (loss) profit	(120)	3,705	1,745
Costs and expenses, net
Research and development	5,123	5,375	5,821
General and administrative	13,554	15,336	11,451
Gain on contract settlement	(534)	—	—
(Recovery) loss on sale of subsidiary	(255)	(250)	2,760
Deconsolidation of former French Subsidiaries	(641)	—	—
Impairment on goodwill and intangible assets	—	8,254	—
Total costs and expenses, net	17,247	28,715	20,032
Loss from continuing operations before other income (expense)	(17,367)	(25,010)	(18,287)
Other income (expense)
Interest expense, net	(727)	(325)	(364)
Gain on sale of investment	2,600	—	—
Other (expense) income, net	(376)	175	426
Total other income (expense)	1,497	(150)	62
Loss from continuing operations before income tax expense	(15,870)	(25,160)	(18,225)
Income tax expense	—	(516)	—
Loss from continuing operations	(15,870)	(25,676)	(18,225)
(Loss) income from discontinued operations	(1,068)	(6,095)	108
Net loss	$(16,938)	$(31,771)	$(18,117)
Basic and diluted loss per common share
Loss per share from continuing operations	$(0.46)	$(0.94)	$(0.91)
(Loss) income per share from discontinued operations	(0.03)	(0.22)	0.01
Net loss per share	$(0.49)	$(1.16)	$(0.90)
Weighted average common shares outstanding used for basic and diluted loss per share	34,413,253	27,458,184	20,023,456

Net loss	$(16,938)	$(31,771)	$(18,117)
Other comprehensive income
Foreign currency translation adjustments	—	641	—
Comprehensive loss	$(16,938)	$(31,130)	$(18,117)
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share data)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities of continuing operations:
Net loss	$(16,938)	$(31,771)	$(18,117)
(Loss) gain from discontinued operations	(1,068)	(6,095)	108
Net loss from continuing operations	(15,870)	(25,676)	(18,225)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Deconsolidation of French Subsidiaries	(641)	—	—
Gain on contract settlement	(534)	—	—
Depreciation and amortization	77	203	602
Accretion of debt discount	250	37	37
Stock-based compensation expense	1,992	2,917	2,135
Derivative liability revaluation	274	—	—
Non-cash deferred compensation	—	640	—
Impairment charges on property held for sale	—	656	—
Impairment charges on goodwill and intangible assets	—	8,254	—
Deferred tax provision	—	1,261	—
Interest on contingent consideration	242	—	—
(Recovery) loss on sale of subsidiary	(255)	(250)	2,760
Other	131	—	276
Changes in operating assets and liabilities of continuing operations, net of assets and liabilities acquired and divested:
Accounts receivable	253	682	90
Inventories	(341)	—	3
Prepaid expenses and other current assets	143	(928)	(54)
Deferred rental income and other assets	(52)	—	(17)
Accounts payable	(920)	681	989
Accrued expenses	(476)	(1,348)	1,228
Accrued compensation	(140)	967	86
Deferred revenue	1,021	(490)	124
Deferred compensation	(209)	(230)	134
Other liabilities	(48)	227	—
Net cash used in operating activities from continuing operations	(15,103)	(12,397)	(9,832)
Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(573)	(436)	(263)
Proceeds from the sale of property and equipment	3,657	—	—
Cash acquired from acquisitions	—	2,067	107
Cash paid for acquisitions	—	(513)	—
Deposit of restricted cash	(280)	—	—
Proceeds from sale of subsidiary	255	250	500
Net cash provided by investing activities from continuing operations	3,059	1,368	344
Cash flows from financing activities of continuing operations:
Issuance of common stock, net of offering costs	16,612	20,410	6,157
Proceeds from exercise of warrants	46	40	1,364
Extinguishment of convertible notes payable	—	(4,000)	—
Reissuance of convertible notes payable	—	3,413	—
Changes in derivative liability	—	906	—
Proceeds from the exercise of stock options	—	10	13
Release of restricted cash	—	—	553

Repayment on short-term borrowing	—	—	(401)
Repayment of capital lease obligations	(27)	(13)	(20)
Net cash provided by financing activities from continuing operations	16,631	20,766	7,666
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	38	(1,985)	111
Net cash provided by (used in) investing activities of discontinued operations	1,650	(300)	—
Net cash provided by (used in) discontinued operations	1,688	(2,285)	111
Effect of exchange rate changes on cash	—	243	—
Net increase (decrease) in cash and cash equivalents	6,275	7,695	(1,711)
Cash and cash equivalents, beginning of period	15,130	7,435	9,146
Cash and cash equivalents, end of period	$21,405	$15,130	$7,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$238	$318	$333
Non-cash investing and financing activities:
Issuance of 486,923 shares of common stock upon conversion of convertible note	$1,737	$—	$—
Issuance of 688,717 shares of common stock to TopoTarget	$1,543	$—	$—
Release of restricted cash	$(337)	$—	$—
Release of obligations related to short-term loans	$270	$—	$—
Issuance of 373,134 shares of common stock to PediatRx Inc. for co-promote agreement	$—	$1,000	$—
Issuance of 2,592,592 shares of common stock to former Finesco shareholders at date of contribution	$—	$8,556	$—
Issuance of 334,382 shares of common stock to former TopoTarget shareholders upon acquisition	$—	$—	$1,700
Sale of investment in consolidated subsidiary:
Accounts receivable	$—	$—	$199
Prepaid expenses and other current assets	$—	$—	$5
Equipment and leasehold improvements, net	$—	$—	$781
Intangible assets, net	$—	$—	$2,642
Accounts payable	$—	$—	$(205)
Payroll-related liabilities	$—	$—	$(41)
Capital lease payable	$—	$—	$(118)
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2011	18,521,951	$18	$212,788	$—	$(201,240)	$11,566
Issuance of common stock upon exercise of stock options	7,500	—	13	—	—	13
Issuance of stock to employees, consultants and Board of Director members	307,039	—	—	—	—	—
Stock-based compensation expense			2,135	—	—	2,135
Issuance of common stock, net of offering costs	1,527,249	2	6,155	—	—	6,157
Issuance of common stock to the TopoTarget shareholders as consideration for the acquisition	334,382	—	1,700	—	—	1,700
Issuance of common stock upon exercise of warrants	649,865	1	1,363	—	—	1,364
Net loss	—	—	—	—	(18,117)	(18,117)
Balance as of December 31, 2011	21,347,986	21	224,154	—	(219,357)	4,818
Issuance of common stock upon exercise of stock options	5,000	—	10	—	—	10
Issuance of stock to employees, consultants and Board of Director members	147,761	—	—	—	—	—
Stock-based compensation expense			2,917	—	—	2,917
Issuance of common stock for co-promote agreement	373,134	—	1,000	—	—	1,000
Issuance of common stock for Finesco transaction	2,592,592	3	8,553	—	—	8,556
Issuance of common stock and warrants, net of offering costs	5,453,601	6	20,404	—	—	20,410
Issuance of common stock upon exercise of warrants	17,595	—	40	—	—	40
Foreign currency translation adjustment				641		641
Net loss	—	—	—	—	(31,771)	(31,771)
Balance as of December 31, 2012	29,937,669	$30	$257,078	$641	$(251,128)	$6,621
Issuance of restricted stock to employees and Board of Director members	95,645	—	—	—	—	—
Stock-based compensation expense			1,992	—	—	1,992
Issuance of common stock, net of offering costs	312,450	—	792	—	—	792
Issuance of common stock and warrants, net of offering costs	6,000,000	6	15,814	—	—	15,820
Issuance of common stock upon exercise of convertible notes	486,923	1	1,736	—	—	1,737
Issuance of common stock to TopoTarget	688,717	1	1,542	—	—	1,543
Issuance of common stock upon exercise of warrants	20,000	—	46	—	—	46

Elimination of cumulative translation adjustment upon deconsolidation of former French Subsidiaries	—	—	—	(641)		(641)
Net loss	—	—	—	—	(16,938)	(16,938)
Balance as of December 31, 2013	37,541,404	$38	$279,000	$—	$(268,066)	$10,972
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Apricus Biosciences, Inc. and Subsidiaries (“Apricus” or the “Company”) is a Nevada corporation initially formed in 1987. The Company has operated in the pharmaceutical industry since 1995 with a current primary focus on product development and commercialization in the area of men’s and women’s health. The Company’s proprietary drug delivery technology is called NexACT® and the Company has one approved drug,Vitaros®, which uses the NexACT® delivery system, and is approved for the treatment of erectile dysfunction (“ED”) in Canada and through the European Decentralized Procedure in Europe .  The Company has a second generation Vitaros® product (“Room Temperature Vitaros®”) in development, which is a proprietary stabilized dosage formulation that can be stored at room temperature conditions. In the area of women’s health is the Company’s product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), which the Company is seeking to out-license to one or more partners for future development.
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain prior year items have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s most significant estimates relate to whether revenue recognition criteria have been met, the fair value of its embedded derivatives related to the convertible notes payable, and valuation allowances for the Company’s deferred tax assets. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Liquidity
The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $268.1 million as of December 31, 2013, recorded a net loss of approximately $16.9 million for the year ended December 31, 2013 and has principally been financed through the public offering of our common stock and other equity securities, private placements of equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million and $18.4 million from our May 2013 and February 2012 follow-on public offerings, respectively. Additionally, the Company raised approximately $0.8 million during the year ended December 31, 2013 from the sale of common stock via its “at-the-market” (“ATM”) stock selling facility and approximately $2.0 million from this facility in 2012. In March 2013, the Company completed the sale of its New Jersey Facility to a third-party resulting in net proceeds to the Company of approximately $3.6 million (See Note 5). In March 2013, the Company received $1.5 million in cash, as consideration for the sale of its Totect® assets (See Note 4). In November 2013, the Company received $2.6 million in cash upon sale of securities from an investment previously held and in December 2013, it received $1.8 million as an upfront payment from Laboratoires Majorelle (“Majorelle”). These cash-generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
The Company’s cash and cash equivalents as of December 31, 2013 were approximately $21.4 million. In January 2014, the Company received an up-front license payment of $2.0 million from Hexal AG and a regulatory milestone payment of $0.2 million from Majorelle related to marketing approval obtained for France. Based upon its current business plan, the Company believes it has sufficient cash reserves to fund its on-going operations through mid-2015. The Company expects to have net cash outflows from operations in 2014 as it continues to support the market approvals and partner commercialization plans for Vitaros®, further develops Room Temperature Vitaros® and seeks to develop new product candidates through its existing technology. The Company’s $2.75 million in convertible notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock. The Company expects the majority of its cash inflows from operations during 2014 will be from licensing and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®.

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
Cash and cash equivalents
Cash equivalents represent all highly liquid investments with an original maturity date of three months or less and were insignificant as of December 31, 2013 and 2012.
Restricted cash
Short term restricted cash is held as security for environmental remediation services to be performed as a result of the sale of the Company’s New Jersey facility in March 2013.
Concentration of credit risk
From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts. It performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Three global pharmaceutical companies accounted for approximately 44%, 27%, and 26%, of total revenues during the year ended December 31, 2013. In addition, one of these companies comprised 95% of the Company’s accounts receivable as of December 31, 2013.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value) considering excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.
Fair value of financial instruments
The Company accounts for assets and liabilities at fair value in accordance with GAAP, which defines fair value and establishes a framework for measuring fair value based on a three-tiered valuation approach. The Company periodically reviews and evaluates the application of these valuation techniques to its assets and liabilities. For details on the assets and liabilities subject to fair value measurements and the related valuation techniques used, refer to Note 14.
Assets held for sale
The Company classifies assets as held for sale based on the accounting guidance which states that when the assets’ carrying amounts will be recovered principally through a sale transaction rather than continuing use and a sale is highly probable, the assets designated as held for sale are held at the lower of the net book value or fair value less costs to sell, and reported separately on the balance sheet. Depreciation is not charged against property, plant and equipment classified as held for sale.
In June 2013, the Company made the decision to sell its BQ Kits business and reclassified this segment to assets held for sale. In July 2013, the business was sold to an unrelated third party.
In August of 2012 the Company decided to sell its facility in East Windsor, New Jersey, and as a result, the land, building and machinery associated with the facility were reclassified to property held for sale.
In December of 2012 the Company decided to sell its Apricus Pharmaceutical business, and as a result, the underlying assets and liabilities were reclassified to assets held for sale. In March 2013, the Company sold all of its assets related to its Apricus Pharmaceutical business but retained the related liabilities which were reclassified to continuing operations (See Note 4 for further details).

Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation of equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the assets, or three to ten years. Amortization of leasehold improvements is provided on a straight-line basis over the shorter of their estimated useful lives or the lease term. The costs of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the periods incurred (See Note 5 for further details).
Impairment of long-lived assets
The Company reviews for impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset.
Debt issuance costs
Amounts paid related to debt financing activities are capitalized and amortized over the term of the loan.
Derivative liability
The Company’s embedded conversion feature on its convertible note payable has a conversion price reset feature, which is treated as a derivative for accounting purposes. The Company estimates the fair value of the embedded conversion features using a Black-Scholes valuation model each reporting period and any resulting increases or decreases in estimated fair value recorded as an adjustment to other income (expense).
Revenue recognition
The Company has historically generated revenues from licensing of technology rights, product sales, performance of pre-clinical testing services, and contract sales services. Payments received under commercial arrangements, such as the licensing of technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, or royalties on sales of products.
The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

i.
License Arrangements. License arrangements may consist of non-refundable upfront license fees, various performance or sales milestones, royalties upon sales of product, and the delivery of product and/or research services to the licensor. The Company considers a variety of factors in determining the appropriate method of accounting under its license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company accounts for revenue arrangements with multiple elements entered into or materially modified after January 1, 2011, by separating and allocating consideration in a multiple-element arrangement according to the relative selling price of each deliverable. If an element can be separated, an amount is allocated based upon the relative selling price of each element. The Company determines the relative selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately; however, if the product or service is not sold separately and third party pricing evidence is not available, the Company will use its best estimate of selling price. The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations without which the technology, right, product or service conveyed in conjunction with the non-refundable fee has no utility to the licensee that is separate and independent of its performance under the other elements of the arrangement. Non-refundable, up-front fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on its part are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

There have been no royalties or sales milestones received during the years ended December 31, 2013, 2012 or 2011.

ii.
Contract Service Revenue. Revenue from contract sales services resulted primarily from the Company’s former French Subsidiaries. The revenue was based on the number of medical visits plus an incentive based on the sales growth of the targeted pharmaceutical products. Revenue associated with medical visits was recognized in the accounting period in which services were rendered. For research services, the Company determines the period in which the performance obligation occurs and recognizes revenue using the proportional performance method when the level of effort to complete its performance obligations under an arrangement can be reasonably estimated.

iii.
Milestone Revenue. The Company evaluates milestone payments on an individual basis and revenues are recognized upon achievement of the associated milestone, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with the milestone event.

Research and development
Research and development costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company’s behalf, pursuant to development and consulting agreements in place.
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
The Company also follows the provisions of accounting for uncertainty in income taxes which prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
Loss per common share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the respective period, without consideration of common stock equivalents as they would have an anti-dilutive effect on per share amounts.
The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as they are anti-dilutive and are as follows:

	FOR THE YEAR ENDED DECEMBER 31,
	2013	2012	2011
Outstanding stock options	2,351,237	2,213,916	840,833
Outstanding warrants	6,185,492	3,205,492	777,284
Unvested restricted stock	26,728	112,705	257,063
Convertible notes payable	1,065,891	1,544,402	658,979
Stock-based Compensation
The estimated grant date fair value of stock options granted to employees and directors is calculated based upon the closing stock price of the Company’s common stock on the date of the grant and recognized as stock-based compensation expense over the expected service period. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.
Comprehensive income

Comprehensive income and accumulated other comprehensive income includes unrealized foreign currency translation adjustments that are excluded from the consolidated statements of operations and reported as a separate component in stockholders’ equity.
Segment Information
The Company operates under one segment which designs and develops pharmaceutical products using its NexACT® technology.
Geographic Information
Revenues by geographic area for the Company’s continuing operations are as follows (in thousands):

	December 31,
	2013	2012	2011
United States	—	—	2,361
North America- Other	—	2,500	162
France	921	2,970	—
Europe- Other	1,590	2,475	887
Rest of the World	—	—	193
	2,511	7,945	3,603
Net long-lived assets by geographic area for the Company’s continuing operations are as follows (in thousands):

	2013	2012
United States	955	491
France	—	110
	955	601
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in Foreign Entity, which addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 (early adoption is permitted). The Company does not expect the adoption to have a material impact on the consolidated financial position and results of operations.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, that requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively referred to as a “tax attribute carryforward”), unless the jurisdiction from which the tax attribute carryforward arose does not allow for such treatment. To the extent that a company does not have a tax attribute carryforward as of the reporting date, the unrecognized tax benefit is to be reported as a liability. The Company will adopt this ASU in the first quarter of 2014. The Company does not expect the adoption to have a material impact on the consolidated financial position and results of operations.
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
Over the term of the agreement, the Company is eligible to receive an additional $13.2 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.
Bracco SpA
On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“Bracco”) for its Vitaros® product for ED. Under the terms of the license agreement, Bracco has been granted exclusive rights in Italy to commercialize and market Vitaros® under the Bracco trademark, and the Company received €0.75 million ($1.0 million) as an up-front payment during the year ended December 31, 2011, and is eligible to receive up to €4.75 million ($6.5 million as of December 31, 2013), net of withholding taxes, in regulatory and sales milestone payments. Further, over the life of the agreement, the Company is eligible to receive tiered double-digit royalties based on Bracco’s sales of the product.
The Company concluded that the only deliverable was the license element, and $0.3 million of the $1.0 million up-front payment was contingent upon the Company receiving regulatory marketing approval for the product in Europe. Therefore, $0.7 million, net of withholding taxes, was recognized as license revenue during the year ended December 31, 2011, as there was no additional obligation associated with the license. The remaining $0.3 million was deferred until the Company received regulatory marketing approval for the product in Europe, which occurred during the second quarter of 2013. Under the license agreement, an additional regulatory milestone of approximately $0.3 million was earned upon European regulatory approval in the second quarter of 2013 and as a result approximately $0.3 million was billed and recognized as revenue for this substantive milestone during the second quarter of 2013, for a total of approximately $0.6 million of revenue recognized during the second quarter of 2013.
Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
In February 2012, the Company entered into an exclusive license agreement with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”) for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company received $0.7 million as an up-front payment and is eligible to receive up to an additional €0.4 million ($0.6 million as of December 31, 2013) in regulatory milestones and €20.875 million ($28.7 million as of December 31, 2013) in aggregate sales milestones if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. The Company concluded that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $0.7 million, net of withholding taxes, from Sandoz for the German territory was recorded as revenue in the first quarter of 2012.
In December 2013, the Company amended and restated its license agreement with Sandoz to include the following countries as part of the exclusive license agreement: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). Under the revised agreement, the Company received in January 2014 an additional up-front payment of $2.0 million for the Expanded Territory, and is eligible to receive up to an additional $2.5 million in marketing launch milestones as well as €20.875 million ($28.7 million as of December 31, 2013) in sales milestones plus tiered double-digit royalties on net sales by Sandoz in the Expanded Territory. Under the terms of the agreement, Sandoz is entitled to a refund of the up-front payment under certain marketing and manufacturing conditions and, in accordance with the Company’s revenue recognition criteria, the $2.0 million up-front payment has been deferred and will be recognized as revenue once the conditions related to the refund rights have been met or lapse. The result of the manufacturing and marketing conditions will be determined no later than December 2014 and December 2016, respectively.
Laboratoires Majorelle
In November 2013, the Company entered into an exclusive license agreement with Laboratoires Majorelle (“Majorelle”), granting Majorelle the rights to commercialize Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. The Company received $1.8 million as an up-front payment in November 2013, and is eligible to receive up to $2.2 million in regulatory milestone payments and €15.5 million ($21.3 million as of December 31, 2013) in sales milestones. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Majorelle’s sales of the product.

The Company will recognize license revenue upon ratification of the Global Settlement Agreement (See note 3 for further details regarding the Global Settlement Agreement).
Recordati Ireland Ltd.
In February 2014, the Company entered into an exclusive license agreement with Recordati Ireland Ltd. (“Recordati”) for Recordati to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet republics), Ukraine, Georgia, Turkey and certain countries in Africa. The Company received €1.8 million ($2.5 million) as an up-front payment in February 2014 and is eligible to receive up to €1.0 million ($1.4 million as of December 31, 2013) in commercial launch payments and €34.5 million ($47.5 million as of December 31, 2013) in sales milestones. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Recordati’s sales of the product.
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”) to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. Under the license agreement, the Company is eligible to receive up to €34.65 million ($47.7 million as of December 31, 2013) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double-digit royalty payments. The agreement with Takeda includes two deliverables: the granting of a license and manufacturing, with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda will be recognized as revenue for the supply element when earned. Given there was no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.
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
The Company determined that the agreement with Warner Chilcott UK includes two deliverables: certain contract services and product supply. The product supply element and contract services element of the agreement were treated as separate units of accounting. No revenue has been recognized to date associated with the product supply element. Revenue associated with the contract services element is recognized using the proportional performance method over the period in which the contract services are performed. During the years ended December 31, 2013 and 2012, the Company recognized contract service revenue of $0.6 million and $0.5 million, respectively.
3. FRENCH BUSINESS COMBINATION AND DECONSOLIDATION
On July 12, 2012, the Company entered into an agreement under which it accepted, by way of a share contribution, one hundred percent of all outstanding common stock of Finesco and its wholly-owned subsidiary, Scomedica in a transaction accounted for as a business combination. Further, in July 2012, Finesco acquired all of the capital stock of Portalis SARL, later renamed NexMed Pharma, which was accounted for as a business combination. Accordingly, the assets acquired, including goodwill of approximately $7.5 million, and liabilities assumed of the former French Subsidiaries were recorded as of the transaction date at their respective fair values and are included in the consolidated balance sheet as of December 31, 2012. The operating results of the former French Subsidiaries were included in the contract sales segment as of the acquisition date, which was eliminated as a result of the deconsolidation of the Company’s former French Subsidiaries. Net loss from operations amounted to approximately $11.7 million for the year ended December 31, 2012.
The Company reassessed the fair value of the contract sales reporting unit during the fourth quarter of 2012. The Company performed a Step 1 goodwill impairment analysis using significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. These significant, unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The fair value of the reporting unit was less than the carrying value indicating that the goodwill may be impaired. The Company then performed a Step 2 analysis determining that the implied value of the goodwill was less than the carrying value of the goodwill for the reporting unit. In the fourth quarter of 2012, the Company fully impaired the goodwill previously recognized.
In March 2013, the Company announced that it would cease funding its former French Subsidiaries. On March 28, 2013, the Versailles Commercial Court, France opened a bankruptcy reorganization of the French Subsidiaries following a declaration of insolvency by their legal representative, which was a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss of certain contract sales agreements and in this context, the Company’s decision to cease funding its former French Subsidiaries. On April 25, 2013, the former French Subsidiaries entered into a judicial liquidation procedure. As a result of the conversion of the bankruptcy reorganization into a liquidation process, the Company deconsolidated the former French Subsidiaries from the Company’s financial statements as of April 25, 2013, the date that the Company no longer controlled the former French Subsidiaries in accordance with the consolidation guidance. As a result, the assets and liabilities of the former French Subsidiaries were deconsolidated as of April 25, 2013, and the operating results of the French Subsidiaries from January 1, 2013 through April 25, 2013 are included in the continuing operations of the Company until the date of deconsolidation.
As a result of the deconsolidation, the Company recorded a non-cash benefit of $0.6 million during the second quarter of 2013, which was a result of other comprehensive income being recorded as income in the consolidated income statement as a result of the deconsolidation of the former French Subsidiaries. Additionally, although the Company did not expect to be liable for the unsatisfied liabilities of the former French Subsidiaries as a result of the liquidation process in France, it was possible that a French court could have imposed these liabilities on the Company. If that had occurred, the Company could have been required to satisfy liabilities of the liquidating former French Subsidiaries and therefore, the Company recorded a liability of $2.8 million as of December 31, 2013, for the amount of the liabilities associated with the former French Subsidiaries.
In November 2013, the Company signed a license agreement with Majorelle (See Note 2). In February 2014, the Global Settlement Agreement (“GSA”) by and among the Company, the Works Council, the Judicial Liquidator of both Scomedica SAS and NexMed Europe SAS, the Trustee of NexMed Pharma SAS and Majorelle, became effective upon ratification by the Versailles Commercial Court, becoming a legally enforceable agreement and in conjunction with the Majorelle license agreement released the Company from any outstanding and potentially future claims or liabilities related to the liquidation process of the former French Subsidiaries. Accordingly, the $2.8 million liability reflected in the Company’s consolidated balance sheet as of December 31, 2013, will be released during 2014.
4. OTHER ACQUISITIONS AND DISPOSITIONS
Apricus Pharmaceuticals
TopoTarget
On December 29, 2011, the Company acquired all of the outstanding stock of TopoTarget USA, Inc., which became a wholly-owned subsidiary of the Company and was subsequently renamed Apricus Pharmaceuticals USA, Inc. (“TopoTarget” or “Apricus Pharmaceuticals”), in a transaction accounted for as a business combination. Accordingly, the assets acquired, including goodwill and intangible assets of approximately $1.1 million and $2.6 million, respectively, and liabilities assumed of TopoTarget were recorded as of the acquisition date at their respective fair values. The results of this business were included in the pharmaceuticals segment as of the acquisition date.
In December 2012, the Company made the strategic decision to divest Apricus Pharmaceuticals resulting in the assets and liabilities and results of the Apricus Pharmaceuticals operations being classified as discontinued operations in the Company’s consolidated financial statements as of the and for the year ended December 31, 2012.
In connection with the Company’s annual goodwill impairment assessment, the Company reassessed the fair value of this reporting unit during the fourth quarter of 2012. The Company performed a Step 1 goodwill impairment analysis which uses significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. These significant, unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The fair value of the reporting unit was significantly less than the carrying value indicating that the goodwill may be impaired. The Company then compared the fair value estimated in Step 1 to the fair value of the net assets less goodwill to calculate the implied value of goodwill. The fair value of the net assets less goodwill was approximately the same as the fair value of the business. Thus the implied value of goodwill was determined to be $0 and the goodwill associated with the reporting unit was fully impaired resulting in a charge of $1.1 million being recorded in the fourth quarter of 2012. Based on the Company’s analysis, an impairment charge of $1.8 million associated with the Apricus Pharmaceuticals intangible assets was also recorded.
In April 2013, the Company delivered 148,441 shares of common stock representing $0.3 million of holdback consideration owed to TopoTarget A/S under the original terms of the purchase agreement. In addition, approximately $0.09 million was recorded as other expense as a result of a change in stock price between the agreement date and the date the shares were issued.
In September 2013, the Company and TopoTarget A/S negotiated a settlement agreement which resulted in the extinguishment of the contingent consideration associated with milestone stock payments and all other obligations set forth in the purchase agreement, in exchange for 540,276 shares of Apricus common stock, valued at approximately $1.2 million at the date of issuance. To the extent that the shares, when sold by TopoTarget A/S, had an aggregate value of less than $1.1 million, the Company was required to provide additional consideration to TopoTarget A/S in an amount equal to the shortfall. As a result, the Company recorded a non-cash gain of $0.5 million in its continuing operations for the difference between the contingent consideration of $1.7 million relieved from liabilities and the $1.2 million of common stock provided in accordance with the settlement agreement. TopoTarget sold all of the Apricus shares during the fourth quarter of 2013 for approximately $1.0 million. Therefore, the Company owed TopoTarget additional consideration of approximately $0.09 million, which was recorded within accrued expense and other expense as of and for the year ended December 31, 2013.
Sale of Totect® Assets
On March 26, 2013, the Company entered into an agreement to sell to Biocodex, Inc. (“Biocodex”) all of the Company’s rights and certain information, property and inventory related to Totect® (the “Assets”) in exchange for $1.5 million in cash at the closing date plus the right to receive double-digit, tiered, decreasing royalties based on Biocodex’s net sales over the next three years (the “Transaction”).
The royalty payments are based on a percentage of net sales beginning on March 26, 2013. As of December 31, 2013, no royalty payments had been earned or collected. The Company evaluated the potential and estimated future earn-out payments prescribed by the future royalty arrangement, concluding that it was unable to determine the amount, timing or certainty of its ability to receive future royalty payments from Biocodex associated with the future sales of Totect® and accordingly, has not recorded an earn-out receivable associated with the Biocodex Agreement.
A summary of the assets sold in conjunction with the sale of the Assets as of March 26, 2013 is as follows (in thousands):

Current assets, including inventory, prepaid expenses	$960
Fixed assets, net of depreciation	63
Technology license, net of accumulated amortization	1,467
Trade name license, net of accumulated amortization	411
$2,901
The Company recorded a loss of $1.4 million in the first quarter of 2013 related to the sale of the Assets, which were previously recorded in discontinued operations in 2012, representing the difference between the book value of the assets sold and the $1.5 million in cash consideration received. The Company will recognize any future earnings related to the receipt of royalties from Biocodex in the reporting period when earned as a recovery of the loss within discontinued operations. This loss and any future earnings will be presented in discontinued operations.
The Company retained all liabilities arising in connection with the manufacture or commercialization of Totect® by the Company prior to the closing date of the Transaction. As a result, following the sale of the Totect® assets in the first quarter of 2013, the liabilities related to Totect® were reclassified to continuing operations. The liabilities related to Apricus Pharmaceuticals, which were reclassified to continuing operations as of the date of the sale, amounted to $0.2 million as of December 31, 2013.
Granisol®
In June 2013, after seeking strategic alternatives for its U.S. oncology supportive care business, the Company determined that it would no longer pursue a buyer for its sales promotional interest in the Granisol® product and provided a notice of termination to

PediatRx under the Co-Promotion Agreement, which was finalized in August 2013. There are no remaining assets or liabilities related to Granisol® at this time.
BQ Kits
The Company had a segment of research-use-only Elisa Kits and Rapid Tests across a range of targets. The business was not core to the Company’s current strategy which is focused on the development and commercialization of products associated with male and female sexual health and in June 2013, management initiated a sale process. Accordingly, the operating results of the BQ Kits, Inc. (“BQ Kits”) business have been included in discontinued operations for the year ended December 31, 2013, 2012, and 2011.
In July 2013, the Company sold BQ Kits to an unrelated third-party for a gain on sale of approximately $0.2 million, which was reflected during the third quarter of 2013 within the Company’s discontinued operations.
Discontinued Operations
The carrying amounts of the assets and liabilities of its discontinued operations, associated with Apricus Pharmaceuticals and BQ Kits, as of December 31, 2012 are as follows (in thousands):

Inventories	$292
Prepaid expenses and other current assets	533
Current assets of discontinued operations	825
Fixed assets, net	40
Intangible assets, net	1,877
Other long-term assets	23
Noncurrent assets of discontinued operations	1,940
Total assets of discontinued operations	$2,765
Trade accounts payable	$706
Accrued expenses	1,087
Deferred revenue	243
Contingent consideration	1,328
Provision for replacement inventory	170
Current liabilities of discontinued operations	3,534
Contingent consideration	420
Provision for replacement inventory	28
Noncurrent liabilities of discontinued operations	448
Total liabilities of discontinued operations	$3,982
The operating results of the Company’s discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Product sales	$432	$785	$499
Cost of goods sold	(177)	(583)	(379)
Operating expenses	(120)	(6,444)	(12)
Other income	—	147	—
Gain (loss) on sale of assets	(1,203)	—	—
Income (loss) from discontinued operations	$(1,068)	$(6,095)	$108

5. OTHER FINANCIAL INFORMATION

Inventory
Inventory as of December 31, 2013 was $0.3 million and consisted of raw material of $0.2 million and work-in-progress of $0.1 million.
Property and equipment
Property and equipment are comprised of the following (in thousands):

	December 31,
	2013	2012
Leasehold improvements	$20	$130
Machinery and equipment	847	126
Capital lease equipment	76	76
Computer software	134	17
Furniture and fixtures	34	31
Equipment in process	—	318
Total property and equipment	1,111	698
Less: accumulated depreciation and amortization	(156)	(97)
Property and equipment, net	$955	$601
Depreciation expense totaled $0.08 million, $0.2 million and $0.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Sale of property
In August 2012, the Company decided to sell its facility in East Windsor, New Jersey and as a result, the land, building and machinery associated with the facility were classified as property held for sale as of December 2012. On December 28, 2012, an agreement was signed to sell the facility for a total of $4.1 million. The Company performed a review for impairment of the facility based on this offer price, less the estimated selling costs of $0.5 million, and recorded an impairment charge of approximately $0.5 million in general and administrative expenses in 2012. The property was leased to a tenant under a long-term lease.
In March 2013, the Company sold the building to an unrelated third party buyer for gross cash proceeds of $4.1 million. The rental income received from the tenant prior to the sale was recognized as other income in continuing operations during the year ended December 31, 2013. Rental income for the years ended December 31, 2013, 2012, and 2011 was $0.09 million, $0.5 million, and $0.5 million, respectively.
Pursuant to the building sale agreement, $0.3 million is restricted cash held in escrow for environmental remediation services to be performed and for taxes, both of which are the obligation of the Company. The Company has recorded a liability for the environmental remediation as well as tax liabilities, both of which are included in accrued liabilities. These liabilities represent the best estimate of the fair value of the total obligations and are expected to be satisfied within the current year and are therefore classified as current restricted cash and current liabilities, respectively.
Accrued expenses
Accrued expenses are comprised of the following (in thousands):

	December 31,
	2013	2012
Professional fees	$997	$379
Outside research and development services	298	564
Deferred compensation	184	616
Environmental remediation services	168	—
Social and VAT taxes	—	359
Other	472	596
	$2,119	$2,514
Gain on sale of investment
The Company previously held a restricted investment in a privately-held biotechnology company, which was valued at zero in the Company’s consolidated financial statements as of December 31, 2012. In 2013, the Company sold its investment in the entity and realized net proceeds of approximately $2.6 million, which was reflected as a gain on sale of investment during the fourth quarter of 2013 in the Company’s Consolidated Statement of Operations.
6. DEFERRED COMPENSATION
In 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., pursuant to which Dr. Mo served as the Company’s Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to severance, payable monthly for 180 months, upon termination of his employment. Dr. Mo’s employment was terminated in December 2005. The Company had deferred severance compensation balances, pursuant to the terms of the agreement, of $0.7 million and $0.8 million as of December 31, 2013 and December 31, 2012, respectively.
7. CONVERTIBLE NOTES PAYABLE
On December 7, 2012, the Company issued convertible notes (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock at a conversion price ($2.58 per share as of December 31, 2013), which price is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued is determined at 95% of the five-day weighted average of the market price of the common stock prior to the time of payment.
The fair value of the 2012 Convertible Notes was determined on the amendment date based on a discounted cash flow model using a risk adjusted annual interest rate of approximately 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes as of December 31, 2013 approximates the book value. The holders have the option to redeem $1.5 million of the principal on the 2012 Convertible Notes on April 1, 2014
The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The Company valued the derivative as of December 31, 2012 using a Black-Scholes valuation model on the issuance date using the following inputs: stock price on the day of issuance ($1.93), 70% volatility, a 2 year term and a risk-free interest rate of 0.25%. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a monthly basis and any resulting increases or decreases in the estimated fair value are recorded within other income (expense). The fair value as of December 31, 2013 was determined using the following inputs: stock price of $2.65, 60% volatility, a one year term and a risk-free interest rate of 0.13%. The estimated fair value of the conversion feature as of December 31, 2013 and 2012 was $0.5 million and $0.9 million, respectively, which has been recorded as a derivative liability in the consolidated balance sheets.
During the year ended December 31, 2013, the Company issued 486,923 common shares upon the conversion of $1.25 million of the principal balance of the 2012 Convertible Notes into common stock. $0.7 million of the derivative liability was re-classified to additional paid in capital upon conversion, and $0.2 million of the debt discount was credited to additional paid in capital.

The Company’s convertible notes payable balance as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Convertible notes payable	$4,000	$4,000
Less: conversions to common stock	(1,250)	—
	2,750	4,000
Less: unamortized debt discount	(150)	(587)
	$2,600	$3,413

Current portion, net of discount of $150	$2,600	$—
Long term portion, net of discount of $587	—	3,413
	$2,600	$3,413
The Company recognized interest expense related to its convertible notes payable of $0.5 million, $0.3 million and $0.3 million during the year ended December 31, 2013, 2012 and 2011, respectively.
8. STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock, 600 are designated as Series C 6% Cumulative Convertible Preferred Stock and 50,000 have been designated as Series D Junior Participating Cumulative Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2013 or 2012.
Common Stock Offerings
Offering Agreement
On December 30, 2011, the Company entered into a Controlled Equity Offering Agreement (the “Offering Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”). Pursuant to the Offering Agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $20.0 million, from time to time through Ascendiant. The sales of the common stock under the Offering Agreement will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made directly on the NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. The Company’s ATM common stock selling facility may be terminated by either party by giving proper written notice. In April 2013, the Company amended the Offering Agreement primarily to change the effective shelf registration statement on Form S-3 associated with the shares to be sold under the ATM offerings.
During 2012, the Company sold an aggregate of 515,329 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $4.01 per share, resulting in offering proceeds of approximately $2.0 million, net of sales commissions of $0.07 million. During the first half of 2013, the Company sold an aggregate of 312,450 shares of common stock under the Offering Agreement at a weighted average sales price of approximately $2.63 per share, resulting in offering proceeds of approximately $0.8 million, net of sales commissions of $0.03 million. There were no shares sold under the Offering Agreement during the second half of 2013.
2012 Units
On February 14, 2012, the Company offered and sold 4,938,272 units (“2012 Units”) in a follow-on public offering of securities with each 2012 Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.50 shares of Common Stock at a price of $5.25 per full warrant share. The 2012 Units were offered at a public offering price of $4.05 per 2012 Unit. The underwriters purchased the 2012 Units from the Company at a price of $3.807 per 2012 Unit, which represented a 6.0% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $18.4 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In accordance with the equity guidance, the warrants’ fair value of $3.7 million was determined on the date of grant using the Black-

Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70.0%, a 5.0 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the warrants did not meet the liability classification criteria. No warrants that were issued as part of the 2012 Unit offering have been exercised as of December 31, 2013.
2013 Units
On May 29, 2013, the Company offered and sold 6,000,000 units (“2013 Units”) in a follow-on public offering of securities with each 2013 Unit consisting of one share of common stock, $0.001 par value per share of the Company and one warrant to purchase 0.5 shares of Common Stock at a price of $3.40 per full warrant share. The 2013 Units were offered at a public offering price of $2.85 per 2013 Unit. The underwriters purchased the 2013 Units from the Company at a price of $2.679 per 2013 Unit, which represented a 6% discount to the public offering price. The warrants were exercisable immediately upon issuance and will expire five years from the date of issuance. The net proceeds to the Company from this offering were approximately $15.8 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company. In accordance with the equity guidance, the warrants’ fair value of $3.3 million was determined on the date of grant using the Black-Scholes model with the following assumptions: risk free interest rate of 1.0%, volatility of 70%, a 5 year term and no dividend yield. These warrants were recorded as a component of stockholders’ equity with an equal offsetting amount to stockholders’ equity because the warrants did not meet the liability classification criteria. No warrants that were issued as part of the 2013 Unit offering have been exercised as of December 31, 2013.
Warrants
During the years ended December 31, 2013, 2012, and 2011, the Company received proceeds of $0.05 million, $0.04 million, and $1.0 million from the exercise of 20,000, 17,595, and 649,865 warrants, respectively.
A summary of warrant activity during the year ended December 31, 2013 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	3,205,492	$4.56	3.8
Issued	3,000,000	3.40
Exercised	(20,000)	2.27
Cancelled	—	—
Outstanding at December 31, 2013	6,185,492	4.01	3.6
Exercisable at December 31, 2013	6,185,492	$4.01	3.6
9. EQUITY COMPENSATION PLANS
As of December 31, 2013, the Company had two share-based compensation plans that provided for awards to acquire shares of its common stock. In March 2012, the Company’s stockholders approved the 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. A total of 3.0 million common shares have been authorized for issuance under the 2012 Plan, which includes 1.0 million common shares authorized in May of 2013 in accordance with the evergreen provisions of the 2012 Plan. The NexMed, Inc. 2006 Stock Incentive Plan (“the 2006 Plan”) includes 3.8 million authorized shares.
Options granted generally vest over a period of one to four years and have a maximum term of 10 years from the date of grant. As of December 31, 2013, an aggregate of 6.8 million shares of common stock are authorized under the Company’s equity compensation plans, of which 3.2 million common shares are available for future grants.

Stock Options
A summary of stock option activity during the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding as of December 31, 2012	2,213,916	$3.71	8.9	$—
Granted	1,416,771	2.41
Exercised	—	—
Cancelled	(1,279,450)	3.38
Outstanding as of December 31, 2013	2,351,237	$3.10	8.6	$444,012
Vested or expected to vest as of December 31, 2013	2,288,694	$3.10	8.6	$432,202
Exercisable as of December 31, 2013	752,815	$4.32	7.5	$66,631
As of December 31, 2013, 2012, and 2011, there were 752,815, 856,868 and 138,323 options exercisable, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was approximately $15,850, and $14,175, respectively.
Stock Awards
A summary of stock award activity during the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested as of December 31, 2012	112,705	$5.15
Granted	9,668	$2.48
Vested	(95,645)	$5.04
Forfeited	—	$—
Nonvested as of December 31, 2013	26,728	$4.58
Share-Based Compensation
The value of stock grants is calculated based upon the closing stock price of the Company’s common stock on the date of the grant. For stock options granted to employees and directors, the Company recognizes compensation expense based on the grant-date fair value over the requisite service period of the awards, which is the vesting period. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.
The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.08% - 1.85%	0.6% - 1.1%	1.2% - 1.7%
Volatility	70%	70%	255%
Dividend yield	0%	0%	0%
Expected term	5.25- 6.25 years	5.25-6 years	4.00 years
Forfeiture rate	2.66%	2.66%	2.66%
Weighted average fair value	$1.52	$1.95	$4.40

Expected Volatility. The Company uses analysis of historical volatility to compute the expected volatility of its stock options. For the consideration of volatility in 2011, the Company had a limited number of reference points and as a result, the expected volatility was considered to be significant but did not have a significant impact to the consolidated financial statements.
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
Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on the Company’s experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change and also impact the amount of compensation expense to be recognized in future periods. Adjustments have not been significant to date.
As of December 31, 2013, there was $2.2 million in unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 1.47 years.
The value of stock awards is calculated based upon the closing stock price of the Company’s common stock on the date of the grant and is expensed over the vesting period of the award. As of December 31, 2013 there was $0.1 million in unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 0.5 years.
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$225	$299	$307
General and administrative	1,767	2,618	1,828
	$1,992	$2,917	$2,135
10. RELATED PARTY TRANSACTIONS
The Company had the following related party transactions during the years ended December 31, 2013, 2012, and 2011:
Innovus Pharmaceuticals, Inc.
Innovus Pharmaceuticals, Inc. (“Innovus”) is a development-stage company of which a former executive officer and a former director of the Company were minority shareholders during 2012 and 2011. Each left the Company during 2012.
In April 2011, the Company and Innovus entered into an Asset Purchase Agreement, pursuant to which Innovus (formerly “FasTrack Pharmaceuticals, Inc.” (“FasTrack”)) sold to the Company all the rights it had in certain back-up compounds for PrevOnco™, a development-stage candidate that the Company had studied for the treatment of solid tumors. In exchange for the PrevOnco™ back-up compound portfolio, the Company loaned FasTrack $0.25 million in the form of a secured convertible note and restructured the then existing outstanding demand notes and interest payable due to the Company into a second secured convertible note in the amount of $0.2 million. In March 2012, FasTrack converted the notes to common stock of FasTrack based on a December 2011 merger of FasTrack with a publicly-traded company, to form Innovus. The Company received less than a 1% common stock interest in Innovus in connection with the conversion, which was returned to Innovus in October 2012 along with $0.03 million in cash in exchange for all rights and interests to PrevOnco™. The transaction was recorded as a charge to research and development expense of $0.03 million during the year ended December 31, 2012.
Other Related Party Transactions

For the years ended December 31, 2012 and 2011, the Company purchased approximately $0.04 million and $0.12 million, respectively, of supplies from an entity owned 100% by the Company’s former CEO.
11. INCOME TAXES
The Company has incurred losses since inception, which have generated U.S. net operating loss carry forwards (“NOLs”) of approximately $162.0 million for federal income tax purposes. These carry forwards are available to offset future taxable income and expire beginning in 2018 through 2032 for federal income tax purposes.
Utilization of the NOLs may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required under Internal Revenue Code Section 382 (“Section 382”), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOLs would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under authoritative accounting guidance. Any NOLs that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate.

Details of income tax expense are as follows (in thousands):

	December 31,
	2013	2012	2011
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current	—	—	—
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	516	—
Total deferred	—	516	—
Total income tax expense	$—	$516	$—
Deferred tax assets consist of the following:

	December 31,
	2013	2012
Net operating tax loss carryforwards	$59,927	$54,563
Research and development tax credits	404	—
Deferred compensation	269	482
Other accruals and reserves	504	1,199
Basis of intangible assets	(45)	20
Total deferred tax asset	61,059	56,264
Less valuation allowance	(61,059)	(56,264)
Net deferred tax asset	$—	$—
The net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax asset as of December 31, 2013 and 2012 of approximately $60.3 million and $54.6 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.
The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2011 to 2013 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, the Company has not recorded any interest and penalties related to uncertain tax positions. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.
A reconciliation of the Company’s unrecognized tax benefits from January 1, 2013 through December 31, 2013 is provided in the following table (in thousands):

2013
Balance as of January 1, 2013	$2,879
Increase in current period positions	41
Decrease in prior period positions	(125)
Balance as of December 31, 2013	$2,795
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision (benefit) for income taxes for continuing operations for the years ended December 31, 2013, 2012, and 2011, are as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax rate	(34)%	(34)%	(34)%
State taxes, net of federal benefit	(1)%	(3)%	(5)%
Valuation allowance	37%	20%	39%
Prior year true-ups	1%	6%	—%
Foreign rate difference	—%	2%	—%
Permanent differences	(1)%	11%	—%
Tax credits	(2)%	—%	—%
Income tax expense	—%	2%	—%
For the years ended December 31, 2013, 2012, and 2011, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
In December 2011, the Company entered into a five year lease agreement for its headquarters location in San Diego, California expiring December 31, 2016. The Company has an option to extend the lease an additional five years. The lease term contains a base rent of $0.02 million per month with 3% annual escalations, plus a supplemental real estate tax and operating expense charge to be determined annually. The Company received a five month base rent abatement with the lease agreement. This abatement is recoverable by the landlord on a straight line amortized basis over 60 months should the Company terminate the lease early for any reason.
For the years ended December 31, 2013, 2012, and 2011, rent expense for continuing operations totaled $0.4 million, $0.4 million and $0.4 million, respectively.
Future minimum rental payments under operating leases as of December 31, 2013 are as follows (in thousands):

Year Ended December 31,
2014	412
2015	425
2016	324
Total	1,161
Legal Matters
The Company is a party to the following litigation, as well as certain other litigation that is either judged to be not material or that arises in the ordinary course of business from time to time. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
Versailles Civil Court Summons
On April 25, 2013, the Company’s former French Subsidiaries entered into a judicial liquidation procedure as a result of a decrease in the unit’s operating performance resulting from recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing its former French Subsidiaries.
In June 2013, the Versailles Civil Court (the “Civil Court”) authorized the French Works Council (which represents individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to the Company for a hearing in the Civil Court in September 2013. In the summons it was claimed that the Company was the co-employer of the individuals working for Scomedica and that, as such, was liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of December 31, 2013) from us.
In February 2014, the Global Settlement Agreement (the “Global Settlement Agreement”) by and among the Company, the Works Council, the Judicial Liquidator of both Scomedica SAS and NexMed Europe SAS, the Trustee of NexMed Pharma SAS and Laboratoires Majorelle, became effective upon ratification by the Versailles Commercial Court (the “Commercial Court”). In March 2014, the Company signed individual settlement agreements with the former employees of Scomedica SAS, which are expected to be fully executed in March 2014 and become effective upon notification by the Commercial Court in March or April 2014.
Pursuant to the aforementioned settlement agreements, the respective parties are waiving all claims they have asserted or could assert against the Company relating to the liquidation and reorganization of the French Subsidiaries, the Company is not required to make any direct payments to those parties and the Works Council agrees to the withdrawal of proceedings and actions relating to their €4.1 million claim against the Company.
With the resolution of these matters in 2014, the approximate $2.8 million liability reflected in the most recent consolidated balance sheet of the Company will be released in 2014.
13. FAIR VALUE MEASUREMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company determines the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy established by accounting guidance and prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table summarizes the Company’s liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures (in thousands):

	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013
Derivative liability related to 2012 Convertible Notes	$517	$—	$—	$517
As of December 31, 2012
Derivative liability related to 2012 Convertible Notes	$906	$—	$—	$906
Contingent consideration (discontinued operations)	$1,748	$—	$—	$1,748
Deferred compensation	$868	$—	$—	$868
Derivative Instruments

The Company’s conversion derivative related to its 2012 Convertible Notes is classified as Level 3 since the liability is not actively traded and is valued using significant unobservable inputs. Significant inputs to this model were the Company’s stock price, conversion price, risk free interest rate, and expected volatility of the Company’s stock price. Changes in fair value are recorded in the statement of operations as other income (expense). A portion of the notes were converted during 2013 and the associated derivative liability was reclassified to stockholders’ equity.
Deferred Compensation
The Company pays compensation on a deferred basis to a former executive based on the estimated present value of the obligation valued on the date of separation. During 2012, before the Company deconsolidated its former French Subsidiaries, NexMed Europe SAS, through its Scomedica subsidiary, had an accrued retirement benefit liability mandated by the French Works Council which consisted of one lump-sum paid on the last working day when the employee retires and has been included within the Deferred Compensation line item within the accompanying 2012 balance sheet. The amount of the payment was based on the length of service and earnings of the retiree. The Scomedica liability was estimated using the present value of the obligation at the end of the reporting period and was determined to be $0.9 million as of December 31, 2012. The amount of the payment was based on the length of service and earnings of the retiree. The cost of the obligation was estimated using the present value at the end of the reporting period representing Level 3 inputs. Actuarial estimates for the obligation are performed annually. The discount rate applied in the computation of the present value of the retirement liability corresponds to the yield on high quality corporate bonds denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related retirement liability.
Contingent Consideration
The $1.7 million estimated fair value of additional purchase consideration (“contingent consideration”) as of December 31, 2012 is based on the projected achievement of various regulatory and product cost reductions milestones which would be settled in shares of common stock based on the fair value at the date the milestone is achieved. The Company determined the fair values of the obligation to pay additional milestone payments using various inputs, including probability of success, discount rates and amount of time until the conditions of the milestone payments are anticipated to be met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a risk adjusted cost of capital factor of 23.6%, which was representative of the rate of return a market participant would expect to receive from these assets. Management’s estimate of the range of milestone stock payments varied from approximately $0.3 million if no regulatory or commercial milestones were achieved to approximately $2.3 million if all milestones were achieved. The contingent consideration was eliminated as a result of the settlement agreement with TopoTarget signed during the third quarter of 2013.
The following table summarizes the continuing operations activity of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

	Convertible Notes Derivative	Deferred Compensation	Contingent Consideration
Balance as of December 31, 2012	$906	$868	$—
Change in fair value measurement of derivative liability in connection with 2012 Convertible Notes, included in other expense	274	—	—
Derivative liability reclassified to stockholders' equity	(663)	—	—
Disposition of deferred compensation liability as a result of deconsolidation of former French Subsidiaries	—	(868)	—
Transfer of contingent consideration from discontinued operations to continuing operations	—	—	1,748
Extinguishment of contingent consideration upon contract settlement	—	—	(1,748)
Balance as of December 31, 2013	$517	$—	$—
14. SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)
The following table presents the Company’s unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	2013 (1)(2)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$929	$1,192	$28	$362
Gross (loss) profit	(922)	490	13	299
Loss from continuing operations	(6,950)	(4,086)	(3,199)	(1,635)
(Loss) income from discontinued operations	(1,723)	151	214	290
Net loss	(8,673)	(3,935)	(2,985)	(1,345)
Basic and diluted loss per share
Loss from continuing operations	(0.23)	(0.12)	(0.09)	(0.04)
(Loss) income from discontinued operations	(0.06)	—	0.01	—
Net loss	(0.29)	(0.12)	(0.08)	(0.04)

	2012 (1)(2)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenue	$669	$3	$4,895	$2,378
Gross profit (loss)	669	3	3,304	(271)
Loss from continuing operations (3), (4)	(3,698)	(4,322)	(1,921)	(15,735)
Loss from discontinued operations (5)	(1,015)	(604)	(573)	(3,903)
Net loss	(4,713)	(4,926)	(2,494)	(19,638)
Basic and diluted loss per share
Loss from continuing operations	(0.16)	(0.16)	(0.07)	(0.53)
Loss from discontinued operations (5)	(0.04)	(0.03)	(0.02)	(0.13)
Net loss	(0.20)	(0.19)	(0.09)	(0.66)

(1)
In June 2013, the Company determined that the BQ Kits division would be offered for sale to qualified buyers and in July 2013, it was sold to an unrelated third-party. For all quarters included above, it is presented as discontinued operations.

(2)
In December 2012, the Company made the strategic decision to divest its operating segment aggregated in the Pharmaceuticals reporting segment, Apricus Pharmaceuticals (USA), Inc. (“Apricus Pharmaceuticals”) which is comprised of its U.S. oncology care products. The results of the Apricus Pharmaceuticals operations are classified as discontinued operations in the Company’s consolidated financial statements during 2012. In 2013, the Company sold all the assets related to this segment and reclassified all remaining liabilities to continuing operations. See Note 4 of the Consolidated Financial Statements. They are presented as such in the Company’s consolidated financial statements for 2013.

(3)	Loss from continuing operations during the fourth quarter of 2012 included a one-time charge for $8.3 million to record an impairment of the goodwill associated with the Finesco transaction.

(4)
Loss from continuing operations during the fourth quarter of 2012 included a one-time charge for $1.3 million to record a valuation allowance on the deferred tax asset associated with the Finesco transaction. This valuation allowance was recorded as tax expense and was partially offset by deferred tax assets recorded subsequent to the Finesco transaction. The impact to the loss from continuing operations was a charge of $0.5 million presented as tax expense on the consolidated statement of operations and comprehensive loss.

(5)	Loss from discontinued operations during the fourth quarter of 2012 included $2.9 million for the impairment of intangible assets and goodwill related to the Company’s discontinued operations.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles “(GAAP”) for each of the periods presented.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed, under the supervision and with the participation of our principal executive officer and principal financial officer, overseen by our Board of Directors and implemented by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 using criteria established in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2013 as further described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements. Specifically, we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. This control deficiency resulted in audit adjustments identified with respect to the consolidated financial statements for the year ended December 31, 2013 related to the cash flows presentation associated with the deconsolidation of our former French Subsidiaries and certain income tax disclosures. Additionally, this control deficiency resulted in audit adjustments with respect to our consolidated financial statements for the year ended December 31, 2012 related to the identification of and accounting for an embedded derivative associated with the convertible note, presentation and disclosure related to the sale of the Bio-Quant business and associated cash flows and certain income tax disclosures.

In addition, we did not maintain effective monitoring and oversight over the controls in the financial reporting process. Specifically, this deficiency resulted in having controls that were not effectively designed or maintained to sufficiently mitigate the risks of material misstatements including controls over the statement of cash flows, discontinued operations, journal entries, consolidation and classification of accounts in the consolidated financial statements.

Certain of these deficiencies resulted in adjustments identified with respect to the consolidated financial statements for the year ended December 31, 2013 related to General and administrative, and Cost of Services Revenue of the Company’s former French Subsidiaries, Deferred cost and Research and development expense, Accrued expenses as well as audit adjustments identified related to Prepaid expenses and Trade accounts payable, the presentation of earnings per share, presentation related to the sale of the BQ Kits business, the cash flows presentation associated with the deconsolidation of our former French Subsidiaries and certain income tax disclosures.

Although management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP, these control deficiencies could result in misstatements of the consolidated financial statements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined these control deficiencies constitute material weaknesses. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control-Integrated Framework (1992) issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8.
Material Weaknesses Plan for Remediation and Remediation Activities Taken

We disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K/A, for the year ended December 31, 2012, as filed with the SEC on September 30, 2013 that a material weakness in our internal control over financial reporting existed related to the accounting for and disclosures of technical accounting matters in the consolidated financial statements as we did not maintain a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training commensurate with our structure and financial reporting requirements. We are still in the process of remediating this material weakness as of December 31, 2013. During the latter part of 2013 and to date in 2014, management has been working on remediation of the identified material weakness in internal control over financial reporting.
Management believes that progress has been made during the year ended December 31, 2013, and through the date of this report, to remediate the underlying causes of the material weaknesses in internal control over financial reporting. Under the oversight of the Audit Committee, management developed a detailed plan and timetable for the implementation of remedial measures. We have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting and our disclosure controls and procedures. During the quarter ended December 31, 2013, we have taken the following specific actions and made the following changes in the internal control environment related to the identified internal control weaknesses:

•
the addition of more experienced accounting staff, including an employee directly responsible for the consideration and accounting for technical accounting matters and an additional full-time experienced accountant responsible for the books of accounts;

•
other changes to the quantity and capabilities of personnel in the accounting organization to ensure that we have adequate skills and experience to support our structure and financial reporting requirements;

•	the retention of additional qualified outside consulting skills, where necessary, in support of our highly complex technical accounting matters;

•	training programs for accounting personnel; and

•
the retention of an outside consulting firm to review the design of the internal control procedures associated with the analysis of technical matters over significant transactions to ensure that the processes and intended changes to the processes are addressing the relevant financial statement assertions and presentation and disclosure matters.

In addition, through the date of this Report on the Form 10-K, management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses related to the maintenance of effective monitoring and oversight controls over the financial reporting process. Management will retain an outside consulting firm to also assist in enhancements of the Company’s internal control procedures, which will include monitoring and oversight over controls in the financial reporting process. In addition, management will continue to review and make necessary changes to the overall design of our internal control environment to improve the overall effectiveness of internal control over financial reporting.
Management believes the measures described above and others that will continue to be implemented will remediate the control deficiencies that we have identified and strengthen our internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
As described above under Material Weaknesses Plan for Remediation and Remediation Activities Taken, there were changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect such controls.

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
Executive Officers
As of the date of this filing, our current executive officers and their respective ages and positions are set forth in the following table:

Name	Age	Position
Richard W. Pascoe	50	Chief Executive Officer
Steve Martin	53	Senior Vice President, Chief Financial Officer and Secretary
Richard Pascoe is a Director of the Company and has served as our Chief Executive Officer since March 2013. Before joining us, Mr. Pascoe was President and Chief Executive officer of Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company, from August 2008 through March 2013, when Somaxon was acquired by Pernix Pharmaceuticals. Prior to Somaxon, he was the Chief Operating Officer at ARIAD Pharmaceuticals, an emerging oncology company, where he led commercial operations, manufacturing, information services, program and alliance management and business development. Mr. Pascoe held a series of senior management roles at King Pharmaceuticals, Inc., including Senior Vice President of Neuroscience Marketing and Sales and Vice President positions in both international sales and marketing and hospital sales. He also held positions in the commercial groups at Medco Research, Inc. (which was acquired by King), COR Therapeutics, Inc. (where he helped lead the successful launch of eptifibatide Integrilin®), B. Braun Interventional and the BOC Group. Mr. Pascoe served as a commissioned officer in the United States Army following his graduation from the United States Military Academy at West Point where he received a B.S degree in Leadership. The Board appointed Mr. Pascoe to the Board in connection with his appointment as our Chief Executive Officer and based on the depth and diversity of his experience in senior management of public pharmaceutical companies and his personal and professional integrity, ethics and values. Mr. Pascoe is also a member of the board of directors of KemPharm, Inc. and the Corporate Directors’ Forum.
Steve Martin has served as our Senior Vice President and Chief Financial Officer since June 2011 and served as our Interim Chief Executive Officer for the period from November 2012 through March 2013. Mr. Martin was appointed the Company’s Secretary in September 2013. Mr. Martin is a certified public accountant, with over twenty-five years of financial leadership, with significant expertise in growing public companies in a variety of industries, including the life sciences. From 2008 to 2011, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software, a publicly-traded software company. Mr. Martin also served as Interim CEO for ten months with BakBone, leading up to the sale of the Company in January of 2011. During 2007 and 2008, Mr. Martin served as a Consultant and as the Chief Accounting Officer of Leap Wireless International, a $2 billion revenue telecommunications company. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded company specializing in the development, manufacture and marketing of specialized research and clinical diagnostic products. Mr. Martin’s previous experience also includes the position of Controller with publicly traded Gen-Probe Incorporated (acquired by Hologic, Inc.), a life sciences company, as well as ten years with the public accounting firm of Deloitte & Touche. Mr. Martin holds a Bachelors of Science degree from San Diego State University.
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
ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the headings “Executive Compensation,” “Directors Compensation,” and “Board of Directors and Committees; Corporate Governance” in our Proxy Statement, which is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Other than as set forth below, information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference.
The following table gives information as of December 31, 2013, about shares of our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (together, the “Equity Plans”):

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,351,237	(1)	$3.10	3,244,012	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,351,237		$3.10	3,244,012

(1)
Consists of options outstanding as of December 31, 2013, under The NexMed Inc. Stock Option and Long Term Incentive Plan (the “Incentive Plan”) and The NexMed, Inc. 2006 Stock Incentive Plan (the “2006 Plan”).

(2)
Consists of 3,000,000 and 244,012 shares of Common Stock that remain available for future issuance, as of December 31, 2013, under the 2012 Stock Long Term Incentive Plan (the “2012 Plan”) and 2006 Plan, respectively.

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

1.2
Amendment No. 1 to Controlled Equity Offering Agreement, dated April 15, 2013, by and between Apricus Biosciences, Inc. and Ascendiant Capital Markets, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on March 10, 2013).

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

2.3+
Asset Purchase Agreement by and between Apricus Pharmaceuticals USA, Inc. and Biocodex, Inc., dated March 26, 2013 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013).

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

3.9
Fourth Amended and Restated Bylaws, dated December 18, 2012 (incorporated herein by reference to Exhibit 3.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

3.10
Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

4.1
Form of Warrant, dated September 17, 2010 (incorporated herein by reference to Exhibit 4.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

4.2
Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

4.3	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2012).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on May 24, 2013).

10.1*
Employment Agreement, dated February 26, 2002, by and between NexMed, Inc. and Dr. Y. Joseph Mo (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002).

EXHIBITS NO.	DESCRIPTION

10.2*
Amendment, dated September 26, 2003, to Employment Agreement by and between NexMed, Inc. and Dr. Y. Joseph Mo dated February 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.3*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.4*
NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.5
Asset Purchase Agreement, dated February 3, 2009, by and between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.6
License Agreement, dated February 3, 2009, by and between NexMed, Inc. and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.7
Purchase Agreement, dated March 15, 2010, by and between NexMed, Inc. and the Purchasers named therein (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

10.8*	Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed on April 6, 2012).

10.90
Amendment to Purchase Agreement, dated December 7, 2012, by and among Apricus Biosciences, Inc. and the Tail Wind Fund Ltd., Solomon, Strategic Holdings, Inc. and Tail Wind Advisory & Management Ltd. (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.10
Amended and Restated 7% Convertible Note Due December 31, 2014 with The Tail Wind Fund Ltd. (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.11
Amended and Restated 7% Convertible Note Due December 31, 2014 with Solomon Strategic Holdings, Inc. (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.12
Amended and Restated 7% Convertible Note Due December 31, 2014, with Tail Wind Advisory & Management Ltd. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

EXHIBITS NO.	DESCRIPTION

10.13
Warrant Agent Agreement, dated September 17, 2010, by and between Apricus Biosciences, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.30 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169132) filed with the Securities and Exchange Commission on September 28, 2010).

10.14
Separation Agreement, dated December 28, 2012, by and between Apricus Biosciences, Inc. and Dr. Bassam Damaj (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

10.15
Consulting Agreement, dated August 5, 2011, by and between Apricus Biosciences, Inc. and Echo Galaxy Limited (incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2012).

10.16
Registration Rights and Transfer Restriction Agreement, dated July 12, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on July 13, 2012).

10.17
Employment Agreement by and between Apricus Biosciences, Inc. and Richard W. Pascoe, dated March 18, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.18
Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Steve Martin, dated March 18, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.19
Employment Agreement by and between Apricus Biosciences, Inc. and Edward Cox, dated March 18, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013).

10.20
Settlement Agreement and Release, dated as of September 23, 2013, by and between Apricus Biosciences, Inc. and Topotarget A/S (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-191679) filed with the Securities and Exchange Commission on October 31, 2013).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
EXHIBITS NO.	DESCRIPTION

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

*	Management compensatory plan or arrangement.

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

Apricus Biosciences, Inc.

Date: March 17, 2014	/S/ STEVE MARTIN
Steve Martin
Senior Vice President, Chief Financial Officer and Secretary

Signature	Title	Date

/s/ RICHARD W. PASCOE	Chief Executive Officer and Director	March 17, 2014
Richard W. Pascoe

/s/ STEVE MARTIN	Senior Vice President, Chief Financial Officer and Secretary	March 17, 2014
Steve Martin

/s/ KLEANTHIS G. XANTHOPOULOS, PH.D.	Chairman of the Board of Directors	March 17, 2014
Kleanthis G. Xanthopoulos, Ph.D.

/s/ LEONARD A. OPPENHEIM, ESQ.	Director	March 17, 2014
Leonard A. Oppenheim, Esq.

/s/ RUSTY RAY	Director	March 17, 2014
Rusty Ray

/s/ DEIRDRE Y. GILLESPIE, M.D.	Director	March 17, 2014
Deirdre Y. Gillespie, M.D.

/s/ PAUL V. MAIER	Director	March 17, 2014
Paul V. Maier

	Director	March 17, 2014
Wendell Wierenga, Ph.D.

EXHIBIT INDEX

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of EisnerAmper LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1)	Furnished, not filed.