Form 10-Q
period 2014-03-31
APRICUS BIOSCIENCES, INC.
filed 2014-05-12
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 8, 2014, 37,855,072 shares of the common stock, par value $.001, of the registrant were outstanding.

Apricus Biosciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$22,491	$21,405
Accounts receivable	69	59
Restricted cash	382	332
Inventories	364	336
Prepaid expenses and other current assets	235	132
Total current assets	23,541	22,264
Property and equipment, net	1,360	955
Other long term assets	93	91
Total assets	$24,994	$23,310

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable, net	$2,659	$2,600
Trade accounts payable	992	926
Accrued expenses	1,979	2,119
Accrued compensation	526	952
Deferred revenue	5,454	1,800
Derivative liability	124	517
Deconsolidation of former French Subsidiaries	2,846	2,846
Total current liabilities	14,580	11,760
Long term liabilities
Deferred compensation	444	487
Deferred revenue	1,000	—
Other long term liabilities	80	91
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2014 or December 31, 2013	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 37,855,072 and 37,541,404 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	38	38
Additional paid-in-capital	280,180	279,000
Accumulated other comprehensive income	—	—
Accumulated deficit	(271,328)	(268,066)
Total stockholders’ equity	8,890	10,972
Total liabilities and stockholders’ equity	$24,994	$23,310

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations
And Other Comprehensive Loss (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
License fee revenue	$—	$32
Product sales	—	15
Contract service revenue	—	882
Total revenue	—	929
Cost of product sales	—	4
Cost of service revenue	—	1,847
Gross loss	—	(922)
Costs and expenses, net
Research and development	1,444	1,413
General and administrative	3,059	3,826
Gain on contract settlement	(910)	—
Recovery on sale of subsidiary	(50)	—
Total costs and expenses, net	3,543	5,239
Loss from continuing operations before other income (expense)	(3,543)	(6,161)
Other income (expense)
Interest expense, net	(107)	(231)
Other income (expense), net	388	(558)
Total other income (expense)	281	(789)
Loss from continuing operations	(3,262)	(6,950)
Loss from discontinued operations	—	(1,723)
Net loss	$(3,262)	$(8,673)
Basic and diluted loss per common share
Loss per share from continuing operations	$(0.09)	$(0.23)
Loss per share from discontinued operations	—	(0.06)
Net loss per share	$(0.09)	$(0.29)
Weighted average common shares outstanding used for basic and diluted loss per share	37,872,179	30,178,265

Comprehensive loss
Net loss	$(3,262)	$(8,673)
Foreign currency translation adjustments	—	78
Comprehensive loss	$(3,262)	$(8,595)
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities of continuing operations:
Net loss	$(3,262)	$(8,673)
Loss from discontinued operations	—	(1,723)
Net loss from continuing operations	(3,262)	(6,950)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Gain on contract settlement	(910)	—
Depreciation and amortization	20	21
Accretion of debt discount	59	68
Stock-based compensation expense	491	441
Derivative liability revaluation	(393)	631
Recovery on sale of subsidiary	(50)	—
Interest on contingent consideration	—	90
Other	—	(4)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(10)	116
Inventories	(28)	—
Prepaid expenses and other current assets	(103)	(32)
Other assets	(2)	—
Accounts payable	67	(394)
Deferred revenue - short-term	3,654	(32)
Accrued expenses and other current liabilities	(203)	(17)
Accrued compensation	(468)	113
Deferred revenue - long-term	1,000	—
Deferred compensation	(43)	(95)
Other liabilities	(11)	(3)
Net cash used in operating activities from continuing operations	(192)	(6,047)
Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(355)	(37)
Deposit of restricted cash	—	(291)
Proceeds from sale of subsidiary	50	—
Proceeds from the sale of property and equipment	—	3,657
Net cash (used in) provided by investing activities from continuing operations	(305)	3,329
Cash flows from financing activities of continuing operations:
Issuance of common stock, net of offering costs	1,641	791
Deposit of restricted cash	(50)	—
Repayment of capital lease obligations	(8)	—
Net cash provided by financing activities from continuing operations	1,583	791
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(725)
Net cash provided by investing activities of discontinued operations	—	1,500
Net cash provided by discontinued operations	—	775
Effect of exchange rate changes on cash	—	126
Net increase (decrease) in cash and cash equivalents	1,086	(1,026)
Cash and cash equivalents, beginning of period	21,405	15,130
Cash and cash equivalents, end of period	$22,491	$14,104

Non-cash investing and financing activities:

Liabilities incurred in connection with the purchase of fixed assets	$70	$—
Retirement of restricted stock	$42	$—
Issuance of 38,873 shares of common stock upon conversion of convertible note	$—	$133
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2013	37,541,404	$38	$279,000	$—	$(268,066)	$10,972
Issuance of restricted stock to employees and Board of Director members	7,978	—	—	—	—	—
Retirement of restricted stock	(19,338)	—	(42)	—	—	(42)
Stock-based compensation expense	—	—	491	—	—	491
Issuance of common stock, net of offering costs	713,916	—	1,641	—	—	1,641
Return of common stock in connection with contract settlement	(388,888)	—	(910)	—	—	(910)
Net loss	—	—	—	—	(3,262)	(3,262)
Balance as of March 31, 2014	37,855,072	$38	$280,180	$—	$(271,328)	$8,890

Apricus Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
Financial Statement Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in Apricus Biosciences, Inc.’s (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature and considered necessary for fair statement have been included in the accompanying consolidated financial statements. Certain prior year items in the statement of cash flows have been reclassified to conform to the current year presentation. The consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The consolidated financial statements (unaudited) for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Liquidity
The accompanying unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $271.3 million as of March 31, 2014, recorded a net loss of approximately $3.3 million for the three months ended March 31, 2014, and has principally been financed through the public offering of the Company’s common stock and other equity securities, debt financing and up-front payments received from commercial partners for the Company’s products under development. Funds raised in recent periods from the sale of common stock include approximately $15.8 million from the Company’s May 2013 follow-on public offering. Additionally, the Company raised approximately $1.6 million during the three months ended March 31, 2014 from the sale of common stock via its “at-the-market” (“ATM”) stock selling facility and approximately $0.8 million from this facility in 2013. In 2013, the Company divested certain non-core assets for net cash consideration of approximately $8.0 million primarily related to the sale of its New Jersey facility, the sale of its Totect® assets, and the sale of securities from an investment previously held. The Company also received $1.8 million in 2013 as an up-front payment from Laboratoires Majorelle (“Majorelle”). These and other cash-generating activities should not necessarily be considered an indication of the Company’s ability to raise additional funds in the future.
The Company’s cash and cash equivalents as of March 31, 2014 were approximately $22.5 million. During the first quarter of 2014, the Company received an up-front license payment of $2.0 million from Hexal AG, a regulatory milestone payment of $0.2 million from Majorelle related to marketing approval obtained in France for Vitaros® and an up-front license payment of $2.5 million from Recordati Ireland Ltd. (“Recordati”). Based upon its current business plan, the Company believes it has sufficient cash to fund its on-going operations into the second quarter of 2015. The Company expects to have net cash outflows from operations during the remainder of 2014 as it continues to support the market approvals and partner commercialization plans for Vitaros®, further develops Room Temperature Vitaros® and seeks to develop new product candidates through its existing NexACT® technology. The Company’s $2.75 million in convertible notes (see note 4) are, at the holders’ option, redeemable in cash upon maturity or convertible into shares of common stock at December 31, 2014. In April 2014, the holders exercised their redemption rights related to $1.525 million of the principal outstanding and the Company made cash payments totaling approximately $1.525 million plus accrued interest in April 2014. Following these principal payments, the face amount of the principal due on outstanding convertible notes is $1.225 million. The Company expects the majority of its cash inflows from operations during the remainder of 2014 will be from licensing and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®.
Based on its recurring losses, negative cash flows from operations and working capital levels, the Company will need to raise substantial additional funds to finance its operations. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, its business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that the Company will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.

Segment Information
The Company operates under one segment which designs and develops pharmaceutical products using its NexACT® technology.
Discontinued Operations
The Company’s operations previously included non-core products that were disposed of and moved to discontinued operations in 2013. There have been no changes in discontinued operations from the Company’s Annual Report.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, that requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively referred to as a “tax attribute carryforward”), unless the jurisdiction from which the tax attribute carryforward arose does not allow for such treatment. To the extent that a company does not have a tax attribute carryforward as of the reporting date, the unrecognized tax benefit is to be reported as a liability. The Company adopted this ASU during the first quarter of 2014 and it did not have a material impact on the consolidated financial position and results of operations.
2. LICENSING AND RESEARCH AND DEVELOPMENT AGREEMENTS
Vitaros®
Abbott Laboratories Limited
In January 2012, the Company entered into an exclusive license agreement with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for erectile dysfunction (“ED”) in Canada. The product was approved by Health Canada in late 2010. Under the license agreement, the Company received $2.5 million in October 2012 as an up-front payment. The Company determined that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $2.5 million from Abbott was recorded as revenue in the third quarter of 2012.
Over the term of the agreement, the Company is eligible to receive an additional $13.2 million in aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered royalty payments based on Abbott’s sales of the product in Canada.
Bracco SpA
On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“Bracco”), granting Bracco the exclusive rights to commercialize Vitaros® product for ED in Italy. The product was granted national phase approval in Italy for the treatment of patients with ED in November 2013. Under the license agreement, the Company received $1.0 million as an up-front payment during the year ended December 31, 2011, and is eligible to receive up to €4.75 million ($6.5 million as of March 31, 2014), net of withholding taxes, in regulatory and sales milestone payments. Further, over the life of the agreement, the Company is eligible to receive tiered double-digit royalties based on Bracco’s sales of the product.
The Company concluded that the only deliverable was the license element, and $0.3 million of the $1.0 million up-front payment was contingent upon the Company receiving regulatory marketing approval for the product in Europe. Therefore, $0.7 million, net of withholding taxes, was recognized as license revenue during the year ended December 31, 2011, as there was no additional obligation associated with the license. The remaining $0.3 million was deferred until the Company received regulatory marketing approval for the product in Europe, which occurred during the second quarter of 2013. Under the license agreement, an additional regulatory milestone of approximately $0.3 million was earned upon European regulatory approval in the second quarter of 2013 and as a result, approximately $0.3 million was billed and recognized as revenue for this substantive milestone during the second quarter of 2013, for a total of approximately $0.6 million of revenue recognized during the second quarter of 2013.

Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
In February 2012, the Company entered into an exclusive license agreement with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”) for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company received $0.7 million as an up-front payment and is eligible to receive up to an additional €0.4 million ($0.6 million as of March 31, 2014) in regulatory milestones and €20.875 million ($28.7 million as of March 31, 2014) in aggregate sales milestones if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. The Company concluded that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $0.7 million, net of withholding taxes, from Sandoz for the German territory was recorded as revenue in the first quarter of 2012.
In December 2013, the Company amended and restated its license agreement with Sandoz to include the following countries as part of the exclusive license agreement: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). Under the revised agreement, the Company received in January 2014 an additional up-front payment of $2.0 million for the Expanded Territory, and is eligible to receive up to an additional $2.5 million in marketing launch milestones as well as €20.875 million ($28.7 million as of March 31, 2014) in sales milestones plus tiered double-digit royalties on net sales by Sandoz in the Expanded Territory as well as those milestones and royalties related to Germany specified above. Under the terms of the agreement, Sandoz is entitled to a refund of the up-front payment under certain regulatory and manufacturing conditions and, in accordance with the Company’s revenue recognition policy, the $2.0 million up-front payment has been deferred and will be recognized as revenue once the conditions related to the refund rights have been met or lapse. The results of the manufacturing and regulatory conditions are expected to be determined no later than December 2014 and December 2016, respectively.

In 2013, Germany's Federal Institute for Drugs and Medical Devices, the Netherlands’ Medicines Evaluations Board and Sweden’s National Board of Health and Welfare each granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Then, in January and April 2014, respectively, Belgium’s Ministry of Social Affairs, Public Health and Environment and the Ministry of Health of Luxembourg each granted national phase approval to Vitaros® indicated for the treatment of patients with ED.

In July 2011, we filed a marketing application in Switzerland with Swissmedic, the Swiss Agency for Therapeutic Products, for Vitaros® as a treatment for patients with ED. The Swiss regulatory comments for the marketing approval of Vitaros® are expected in the first half of 2014, following a non-approval decision, appeal by the Company and a subsequent notice of re-review received in early 2014.
Laboratoires Majorelle
In November 2013, the Company entered into an exclusive license agreement with Majorelle, granting Majorelle the rights to commercialize Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. In December 2013, France's National Agency for Medicines and Health Products Safety granted national phase approval to Vitaros® indicated for the treatment of patients with ED. The Company received $1.8 million as an up-front payment in November 2013, and is eligible to receive up to $2.2 million in regulatory milestone payments and €15.5 million ($21.3 million as of March 31, 2014) in sales milestones. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Majorelle’s sales of the product.
The Company has deferred recognition of the Majorelle license revenue until the Company is fully released from any possible obligations arising out of claims by former Scomedica SAS employees and in connection with the liquidation of NexMed Europe SAS (formerly Finesco SAS), Scomedica SAS and NexMed Pharma SAS (formerly Portalis SARL and collectively, the former “French Subsidiaries”). Pursuant to settlement agreements entered into by the parties, the parties have waived all claims they have asserted against the Company and the Company is awaiting the final withdrawal of the proceeding by the Versailles Civil Court (the “Civil Court”) (See note 6 for further details regarding the claim and Global Settlement Agreement). The Company expects the official withdrawal and dismissal of the claim by the Civil Court to occur during the second quarter of 2014, at which point the Company will recognize license revenue related to this agreement.
Recordati Ireland Ltd.
In February 2014, the Company entered into an exclusive license agreement with Recordati to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet republics), Ukraine, Georgia, Turkey and certain countries in Africa. The Company received $2.5 million as an up-front payment in February 2014 and is eligible to receive up to €1.0 million ($1.4 million as of March 31, 2014) in commercial launch payments and €34.5 million ($47.4 million as of March 31, 2014) in sales milestones. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Recordati’s sales of the product. Under the terms of the agreement, Recordati is entitled to a refund of the up-front payment under certain contractual conditions and, in accordance with the Company’s revenue recognition policy, the $2.5 million up-front payment has been deferred and will be recognized as revenue once the condition related to the refund right has been met, which is expected to occur in 2014.
In August 2013, the Irish Medicines Board granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Then, in April 2014, the Spanish Agency for Medicines and Health Products (“AEMPS”) granted national phase approval to Vitaros® indicated for the treatment of patients with ED.
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”) to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. In August 2013, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Under the license agreement, the Company is eligible to receive up to €34.65 million ($47.6 million as of March 31, 2014) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double-digit royalty payments. The agreement with Takeda includes two deliverables: the granting of a license and manufacturing, with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Therefore, it will be treated as a single unit of accounting and, accordingly, the supply price of product shipped to Takeda, which is deemed to be the best estimate of selling price, will be recognized as revenue for the supply element when earned. Given there was no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.
Warner Chilcott UK Limited
In 2012, the Company entered into a supply and testing agreement with Warner Chilcott UK Limited (“Warner Chilcott UK”), a subsidiary of Actavis plc, to supply and provide testing services related to Vitaros®. The Company determined that the agreement with Warner Chilcott UK included two deliverables: certain contract services and product supply. The product supply element and contract services element of the agreement were treated as separate units of accounting. No revenue has been recognized to date associated with the product supply element. Revenue associated with the contract services element was fully recognized in 2013 using the proportional performance method over the period in which the contract services were performed.
Warner Chilcott UK acquired the Vitaros® United States (“U.S.”) commercial rights in 2009. In 2013, Warner Chilcott UK was acquired by Actavis plc. The Company believes that there is a significant commercial opportunity for Vitaros® in the U.S. and is in discussions with Actavis plc to explore the various options available to move the Vitaros® clinical development program forward in the U.S.
3. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$237	$209
Work in process	127	127
Finished goods	—	—
Inventory, net	$364	$336
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value) considering excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.

Accrued expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Professional fees	$595	$997
Outside research and development services	515	298
Deferred compensation	166	184
Environmental remediation services	174	168
Other	529	472
	$1,979	$2,119
Pursuant to the March 2013 sale of its New Jersey facility, the Company has $0.3 million of restricted cash held in escrow for environmental remediation services to be performed and for property taxes, both of which are the obligation of the Company. The Company has recorded a liability for the environmental remediation as well as tax liabilities, which represent the best estimate of the total obligations and are expected to be satisfied within the current year and are therefore classified as current restricted cash and current liabilities, respectively.
4. CONVERTIBLE NOTES PAYABLE
On December 7, 2012, the Company issued convertible notes (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock at a conversion price ($2.58 per share as of March 31, 2014), which is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly at the Company’s option in cash or, if the Company’s net cash balance is less than $3.0 million at the time of payment, in shares of common stock. If paid in shares of common stock, then the price of the stock issued is determined at 95% of the five-day weighted average of the market price of the common stock prior to the time of payment.
The fair value of the 2012 Convertible Notes was determined based on a discounted cash flow model using a risk adjusted annual interest rate of approximately 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes as of March 31, 2014 approximates the book value. The holders had the option to redeem $1.525 million of the principal on the 2012 Convertible Notes on April 1, 2014. The holders exercised their redemption rights and the Company made principal cash payments of $1.525 million plus accrued interest during April 2014.
The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The fair value as of March 31, 2014 was determined using the following inputs: stock price of $2.15, 54% volatility, a 0.75 year term and a risk-free interest rate of 0.13%. The estimated fair value of the conversion feature as of March 31, 2014 and December 31, 2013 was $0.1 million and $0.5 million, respectively, which has been recorded as a derivative liability in the consolidated balance sheets. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a monthly basis and any resulting increases or decreases in the estimated fair value are recorded within other income (expense).
During 2013, the Company issued 486,923 common shares upon the conversion of $1.25 million of the principal balance of the 2012 Convertible Notes into common stock. $0.7 million of the derivative liability was re-classified to additional paid in capital upon conversion, and $0.2 million of the debt discount was credited to additional paid in capital.

The Company’s convertible notes payable balance consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Convertible notes payable	$2,750	$2,750
Less: unamortized debt discount	(91)	(150)
Total short-term debt	$2,659	$2,600
The Company recognized interest expense related to its convertible notes payable of $0.1 million for each of the three months ended March 31, 2014 and 2013.
5. FAIR VALUE MEASUREMENTS
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
The following table summarizes the Company’s liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures (in thousands):

	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2014
Derivative liability related to 2012 Convertible Notes	$124	$—	$—	$124
As of December 31, 2013
Derivative liability related to 2012 Convertible Notes	$517	$—	$—	$517
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
The following table summarizes the continuing operations activity of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Balance as of December 31, 2013	$517
Change in fair value measurement of derivative liability in connection with 2012 Convertible Notes, included in other expense	(393)
Balance as of March 31, 2014	$124
6. LITIGATION

The Company is a party to the following litigation, as well as certain other litigation that the Company does not deem material or that, from time to time, arises in the ordinary course of business. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
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
In June 2013, the Versailles Civil Court (the “Civil Court”) authorized the French Works Council (which represents individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to the Company for a hearing in the Civil Court in September 2013. In the summons it was claimed that the Company was the co-employer of the individuals working for Scomedica SAS and that, as such, was liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of March 31, 2014) from the Company.
In February 2014, the Global Settlement Agreement by and among the Company, the Works Council, the Judicial Liquidator of both Scomedica SAS and NexMed Europe SAS, the Trustee of NexMed Pharma SAS and Majorelle, was ratified by the Commercial Court. In March 2014, the Company signed individual settlement agreements with the former employees of Scomedica SAS, which were fully executed in April 2014.
In a related matter, the Company, along with Majorelle, signed additional settlement agreements with two former managers of its former French Subsidiaries during the first quarter of 2014. In connection with the settlement, certain escrowed shares of the Company with a fair value of approximately $0.9 million as of the date of the agreements have been returned by the managers. The shares were originally held back by the Company pursuant to a certain Stock Contribution Agreement, dated June 19, 2012. These agreements did not require Civil Court approval and therefore, the Company recorded a gain on contract settlement for $0.9 million in its consolidated statement of operations as of March 31, 2014 and the related shares have been restored as authorized but unissued common stock.
Pursuant to the aforementioned settlement agreements, the respective parties waived all claims they have asserted or could assert against the Company relating to the liquidation and reorganization of the French Subsidiaries, the Company is not required to make any direct payments to those parties and the Works Council agreed to withdraw the proceedings and actions relating to their €4.1 million claim against the Company. The Company expects that such action will be withdrawn by the Works Council and dismissed by the Civil Court during the second quarter of 2014.
The Company expects to release the approximate $2.8 million liability reflected in the Company’s most recent consolidated balance sheet during the second quarter of 2014 following the formal dismissal of the claim by the Civil Court.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the consolidated financial statements (unaudited) and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out the commercial launch of Vitaros® in various territories and the potential for delays in the timing of commercial launch, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section herein and in our Annual Report on Form 10-K for the year ended December 31, 2013, many of which are outside our control.

We operate in a rapidly changing business, and new risk factors emerge from time to time. Management cannot predict every risk factor, nor can it assess the impact, if any, of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
General
We are a Nevada corporation that was initially formed in 1987. We have operated in the pharmaceutical industry since 1995, with a current primary focus on product development in the area of men’s and women’s health. Our proprietary drug delivery technology is a permeation enhancer called NexACT® and we have one approved drug, Vitaros®, which uses the NexACT® delivery system and is approved for the treatment of erectile dysfunction (“ED”) in Canada and through the European Decentralized Procedure (“DCP”) in Europe. We expect that commercial launches of Vitaros® by our licensee partners will occur throughout 2014 in Europe and Canada. We have a second-generation Vitaros® product candidate (“Room Temperature Vitaros®”) in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions. In the area of women’s health, we are seeking to out-license our product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), to one or more partners for future development. In addition, we are evaluating other pipeline opportunities that are complementary to our existing product candidates.
Segment Information
We operate under one segment which designs and develops pharmaceutical products using our NexACT® technology.
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
We believe there is a significant commercial opportunity for Vitaros® in the U.S. and are in discussions with Actavis plc to explore the various options available to move the Vitaros® clinical development program forward in the U.S.
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
Develop additional technologies and products utilizing our NexACT® technology and/or acquire and develop other products focused on enhancing men and women’s health and well-being
We are currently evaluating other product candidates which utilize our proprietary NexACT® technology and we may also acquire or develop other complementary products leveraging our regulatory and development experience in the area of men’s and women’s health.
Initiate partnering discussions for Femprox®
We have developed a regulatory and clinical plan to support the development of Femprox®, a product candidate for the potential treatment of FSIAD in the U.S. and Europe. We received regulatory guidance from the U.S. Food and Drug Administration (“FDA”) in August 2013 and the EU regulatory authorities in January 2014. We initiated a partnering search in 2014 with the objective of finding a suitable development and commercialization partner for this pipeline product.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2014, we had an accumulated deficit of $271.3 million, recorded a net loss of approximately $3.3 million for the three months ended March 31, 2014, and have been principally financed through the public offering of our common stock and other equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million from our May 2013 follow-on public offering. Additionally, we raised approximately $1.6 million during the three months ended March 31, 2014 from the sale of common stock via our at-the-market (“ATM”) stock selling facility and approximately $0.8 million from this facility in 2013. In 2013, we divested certain non-core assets for net cash consideration of approximately $8.0 million, primarily related to the sale of our New Jersey facility, the sale of our Totect® assets, and the sale of securities from an investment previously held. Also in 2013, we received $1.8 million as an up-front payment for a license agreement signed with Majorelle. These cash-generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
Our cash and cash equivalents as of March 31, 2014 were approximately $22.5 million. During the first quarter of 2014, we received an up-front license payment of $2.0 million from Sandoz, a regulatory milestone payment of $0.2 million from Majorelle for approval of Vitaros® in France, and an up-front license payment of $2.5 million from Recordati. We expect to require additional external financing to fund our long-term operations. Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations into the second quarter of 2015. We expect to have net cash outflows from operations during the remainder of 2014 as we support the market approvals and partner commercialization plans for Vitaros®, further develop Room Temperature Vitaros®, and seek to develop new product candidates using our existing NexACT® technology. We may also have additional net cash outflows related to $2.75 million of convertible notes (“2012 Convertible Notes”), which are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock. In April 2014, the holders exercised their redemption rights related to $1.525 million of the principal outstanding and we made cash payments totaling approximately $1.525 million plus accrued interest in April 2014. Following these principal payments, the face amount of the principal due is $1.225 million. We expect the majority of our cash inflows from operations during the remainder of 2014 will be from licensing and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®.

Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on reasonable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders.
We currently have one effective shelf registration statement on Form S-3 filed with the SEC under which, from time to time, we may offer any combination of debt securities, common and preferred stock and warrants. This registration statement includes our ATM common stock selling facility through Ascendiant. This facility allows us to raise cash through the sale of newly-issued shares of our common stock. As of March 31, 2014, we have approximately $46.0 million available under the S-3 shelf registration statement, including approximately $15.0 million available under our ATM facility. Our ATM common stock selling facility may be terminated by either party by giving proper written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
Results of Operations
Revenues and gross profit from continuing operations were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2014 vs 2013
	2014	2013	$ Change	% Change
License fee revenue	$—	$32	$(32)	N/M
Product sales	—	15	(15)	N/M
Contract service revenue	—	882	(882)	N/M
Total revenue	—	929	(929)	N/M
Cost of product sales	—	4	(4)	N/M
Cost of service revenue	—	1,847	(1,847)	N/M
Gross (loss) profit	$—	$(922)	$922	N/M
Revenue
The $0.9 million decrease in total revenue during the three months ended March 31, 2014 as compared to the same period in the prior year is primarily due to the lack of contract service revenue in 2014 following the deconsolidation of our former French Subsidiaries in April 2013. We expect our sources of cash underlying revenue during the remainder of 2014 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
Cost of Service Revenue
Our cost of service revenue includes compensation, personnel expenses and contract services to support our contract service revenue. The $1.8 million decrease in cost of service revenue during the three months ended March 31, 2014, as compared to the same period in the prior year, is due to the lack of contract services activity in 2014 following the deconsolidation of our former French Subsidiaries in April 2013.
Costs and Expenses, net

Costs and expenses, net from continuing operations were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2014 vs 2013
	2014	2013	$ Change	% Change
Costs and expenses, net
Research and development	$1,444	$1,413	$31	2%
General and administrative	3,059	3,826	(767)	(20)%
Gain on contract settlement	(910)	—	(910)	N/M
Recovery on sale of subsidiary	(50)	—	(50)	N/M
Total costs and expenses, net	$3,543	$5,239	$(1,696)	(32)%
Loss from operations	$(3,543)	$(6,161)	$2,618	(42)%
Research and Development Expenses
Research and development (“R&D”) costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf pursuant to development and consulting agreements in place. There was little fluctuation in our R&D expenditures during the three months ended March 31, 2014, as compared to the same period in the prior year. We expect to incur additional R&D expenses during the remainder of 2014 as we further develop Room Temperature Vitaros® and seek to develop new product candidates within our pipeline using our existing technology.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations.
The $0.8 million decrease in general and administrative expenses during the three months ended March 31, 2014, as compared to the same period in the prior year, is primarily due to expenses related to the former French Subsidiaries during the first quarter of 2013. There were no expenses related to the former French Subsidiaries during the first quarter of 2014 as a result of the deconsolidation of the French Subsidiaries during the second quarter of 2013.
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the three months ended March 31, 2014, as compared to the same period in the prior year, represents the fair value of the 388,888 escrowed common shares that were returned to us in connection with the settlement with former managers of the French Subsidiaries. These shares have been restored as authorized but unissued common stock as of March 31, 2014.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2014 vs 2013
	2014	2013	$ Change	% Change
Other (expense) income
Interest expense, net	$(107)	$(231)	$124	(54)%
Other expense, net	388	(558)	946	(170)%
Total other (expense) income	$281	$(789)	$1,070	(136)%

Interest Expense, net
Interest expense decreased $0.1 million during the three months ended March 31, 2014 as compared to the same period in the prior year, primarily due to non-cash interest expense related to contingent consideration, settled following the agreement with TopoTarget USA, Inc. during the third quarter of 2013, offset by higher non-cash interest expense as a result of amortization of the discount related to the 2012 Convertible Notes. See Note 4 to our consolidated financial statements.
Other Expense, net
Other expense, net, increased $0.9 million during the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to with the change in the fair value of the derivative liability related to the 2012 Convertible Notes. See Note 4 to our consolidated financial statements.
Cash Flow Summary
The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change
Net cash used in operating activities from continuing operations	$(192)	$(6,047)	$5,855
Net cash (used in) provided by investing activities from continuing operations	(305)	3,329	(3,634)
Net cash provided by financing activities from continuing operations	1,583	791	792
Net cash provided by discontinued operations	—	775	(775)
Effect of exchange rate changes on cash	—	126	(126)
Net increase (decrease) in cash and cash equivalents	$1,086	$(1,026)	$2,112
Operating Activities from continuing operations
Cash used in operating activities was $0.2 million during the three months ended March 31, 2014, as compared to $6.0 million in the same period in the prior year. Cash used during the first quarter of 2014 consisted of cash inflows of approximately $4.7 million, which included up-front license fees from Recordati, Sandoz and Majorelle, offset by cash expenditures of approximately $4.0 million per quarter. Cash inflows during the first quarter of 2013 were approximately $5.1 million which included proceeds from the sale of assets. The $3.7 million decrease in net loss from continuing operations from the first quarter of 2013 to the first quarter of 2014 was adjusted for non-cash items such as stock based compensation expense of $0.5 million and a $0.9 million gain on contract settlement. The change in net operating assets resulted mainly from an increase in deferred revenue from up-front payments received from Majorelle, Recordati, and Sandoz, offset by a decrease in accrued compensation related to bonuses and vacation.

Investing Activities from continuing operations

Cash used in investing activities totaled $0.3 million during the three months ended March 31, 2014. This was mainly fixed asset purchases of $0.4 million.
Financing Activities from continuing operations
Cash provided by financing activities totaled $1.6 million during the three months ended March 31, 2014. We sold an aggregate of 713,916 shares of our common stock through the ATM facility, at a weighted average sales price of $2.38 per share, resulting in proceeds of $1.6 million.
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the three months ended March 31, 2014.

Recently adopted accounting standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, that requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (collectively referred to as a “tax attribute carryforward”), unless the jurisdiction from which the tax attribute carryforward arose does not allow for such treatment. To the extent that a company does not have a tax attribute carryforward as of the reporting date, the unrecognized tax benefit is to be reported as a liability. We adopted this ASU during the first quarter of 2014 and the adoption did not have a material impact on our consolidated financial position or results of operations.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations
There have been no material changes to the contractual obligations as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2014 because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

We disclosed in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2013 that there were matters that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have concluded that there was a material weakness in internal control over financial reporting as we did not maintain effective internal controls over the accounting for and disclosures of technical accounting matters in the consolidated financial statements.

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

In addition, we did not maintain effective monitoring and oversight over the controls in the financial reporting process. Specifically, this material weakness resulted in having controls that were not effectively designed or maintained to sufficiently mitigate the risks of material misstatements including controls over the statement of cash flows, discontinued operations, journal entries, consolidation and classification of accounts in the consolidated financial statements.

Certain of these deficiencies resulted in adjustments identified with respect to the consolidated financial statements for the year ended December 31, 2013, related to general and administrative, and cost of services revenue of the Company’s former French Subsidiaries, deferred cost and research and development expense, accrued expenses as well as audit adjustments identified related to prepaid expenses and trade accounts payable, the presentation of earnings per share, presentation related to the sale of the BQ Kits business, the cash flows presentation associated with the deconsolidation of our former French Subsidiaries and certain income tax disclosures.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014, based on criteria in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Material Weaknesses Plan for Remediation and Remediation Activities Taken

Beginning in the latter part of 2013 and during the quarter ended March 31, 2014, we have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting and our disclosure controls and procedures. Specifically, we made changes in the quantity and capabilities of the accounting staff and appointed an outside consulting firm to assist in enhancements of the Company’s internal control procedures, which will include monitoring and oversight over controls in the financial reporting process.

Management is committed to remediating the control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make necessary changes to the overall design of our internal control environment in order to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and as disclosed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2013 will remediate the control deficiencies that we have identified and strengthen our internal control over financial reporting. As management continues to evaluate and improve internal control over financial reporting we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect such controls. However, as described above, we have continued to engage in efforts to improve our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2014, we were a party to the following litigation as well as certain other litigation that the Company does not deem material or that arises in the ordinary course of business from time to time. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

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
In June 2013, the Versailles Civil Court (the “Civil Court”) authorized the French Works Council (which represents individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to us for a hearing in the Civil Court in September 2013. In the summons it was claimed that we were the co-employer of the individuals working for Scomedica SAS and that, as such, were liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of March 31, 2014) from us.
In February 2014, the Global Settlement Agreement by and among the Company, the Works Council, the Judicial Liquidator of both Scomedica SAS and NexMed Europe SAS, the Trustee of NexMed Pharma SAS and Majorelle was ratified by the Commercial Court. In March 2014, the Company signed individual settlement agreements with the former employees of Scomedica SAS, which were fully executed in April 2014.
In a related matter, we, along with Majorelle, signed additional settlement agreements with two former managers of our former French Subsidiaries during the first quarter of 2014. In connection with the settlement, certain escrowed shares of our common stock with a fair value of approximately $0.9 million as of the date of the agreements were returned by the managers. The shares were originally held back pursuant to a certain Stock Contribution Agreement, dated June 19, 2012. These agreements did not require Civil Court approval and therefore, we recorded a gain on contract settlement for $0.9 million in its consolidated statement of operations as of March 31, 2014 and the related shares have been restored as authorized but unissued common stock.
Pursuant to the aforementioned settlement agreements, the respective parties waived all claims they have asserted or could assert against us relating to the liquidation and reorganization of the French Subsidiaries, we are not required to make any direct payments to those parties and the Works Council agreed to withdraw the proceedings and actions relating to their €4.1 million claim against us. We expect that such action will be withdrawn by the Works Council and dismissed by the Civil Court during the second quarter of 2014.
We expect to release the approximate $2.8 million liability reflected in our most recent consolidated balance sheet during the second quarter of 2014 following the formal dismissal of the claim by the Civil Court.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 17, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

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

Apricus Biosciences, Inc.

Date: May 12, 2014	/S/ STEVE MARTIN
Steve Martin
Senior Vice President, Chief Financial Officer and Secretary