Form 10-Q
period 2014-06-30
APRICUS BIOSCIENCES, INC.
filed 2014-08-11
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 7, 2014, 38,102,451 shares of the common stock, par value $.001, of the registrant were outstanding.

Apricus Biosciences, Inc.

PART I. Financial Information

ITEM 1. Financial Statements

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$17,420	$21,405
Accounts receivable	49	59
Restricted cash	382	332
Inventories	377	336
Prepaid expenses and other current assets	605	132
Total current assets	18,833	22,264
Property and equipment, net	1,347	955
Other long term assets	105	91
Total assets	$20,285	$23,310

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable, net	$1,181	$2,600
Trade accounts payable	1,128	926
Accrued expenses	1,807	2,119
Accrued compensation	758	952
Deferred revenue	2,000	1,800
Derivative liability	95	517
Deconsolidation of former French Subsidiaries	—	2,846
Total current liabilities	6,969	11,760
Long term liabilities
Deferred compensation	400	487
Deferred revenue	1,000	—
Other long term liabilities	69	91
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2014 or December 31, 2013	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 38,102,451 and 37,541,404 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	38	38
Additional paid-in-capital	281,260	279,000
Accumulated deficit	(269,451)	(268,066)
Total stockholders’ equity	11,847	10,972
Total liabilities and stockholders’ equity	$20,285	$23,310

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
License fee revenue	$5,454	$637	$5,454	$669
Contract service revenue	—	555	—	1,452
Total revenue	5,454	1,192	5,454	2,121
Cost of revenue	75	702	75	2,553
Gross profit (loss)	5,379	490	5,379	(432)
Costs and expenses
Research and development	2,103	1,535	3,547	2,948
General and administrative	2,877	3,754	5,936	7,580
Gain on contract settlement	—	—	(910)	—
Deconsolidation of former French Subsidiaries	(846)	(641)	(846)	(641)
Recovery on sale of subsidiary	—	(105)	(50)	(105)
Total costs and expenses	4,134	4,543	7,677	9,782
Income (loss) from continuing operations before other income (expense)	1,245	(4,053)	(2,298)	(10,214)
Other income (expense)
Interest expense, net	(69)	(213)	(176)	(444)
Other income (expense), net	29	180	417	(378)
Total other income (expense)	(40)	(33)	241	(822)
Income (loss) from continuing operations	1,205	(4,086)	(2,057)	(11,036)
Income (loss) from discontinued operations	672	151	672	(1,572)
Net income (loss)	$1,877	$(3,935)	$(1,385)	$(12,608)

Earnings per share
Net income (loss) per share from continuing operations
Basic	$0.03	$(0.12)	$(0.06)	$(0.35)
Diluted	$0.03	$(0.12)	$(0.06)	$(0.35)
Net income (loss) per share from discontinued operations
Basic	$0.02	$—	$0.02	$(0.05)
Diluted	$0.02	$—	$0.02	$(0.05)
Net income (loss) per share
Basic	$0.05	$(0.12)	$(0.04)	$(0.40)
Diluted	$0.05	$(0.12)	$(0.04)	$(0.40)
Weighted average shares outstanding
Basic	37,901	32,825	37,886	31,509
Diluted	37,907	32,825	37,886	31,509
`
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities of continuing operations:
Net loss	$(1,385)	$(12,608)
Income (loss) from discontinued operations	672	(1,572)
Net loss from continuing operations	(2,057)	(11,036)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Deconsolidation of former French Subsidiaries	(846)	(641)
Gain on contract settlement	(910)	—
Depreciation and amortization	40	41
Accretion of debt discount	106	148
Stock-based compensation expense	1,036	1,238
Derivative liability revaluation	(422)	375
Interest on contingent consideration	—	174
Recovery on loss on sale of subsidiary	(50)	(105)
Other	—	80
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	10	(370)
Inventories	(41)	(249)
Prepaid expenses and other current assets	(473)	13
Other assets	(14)	—
Accounts payable	202	(386)
Liabilities associated with deconsolidation of Former French Subsidiaries	(2,000)	—
Deferred revenue - short-term	200	(715)
Accrued expenses and other current liabilities	(298)	516
Accrued compensation	(194)	(647)
Deferred revenue - long-term	1,000	—
Deferred compensation	(87)	(100)
Other liabilities	(19)	158
Net cash used in operating activities from continuing operations	(4,817)	(11,506)
Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(432)	(116)
Deposit of restricted cash	—	(280)
Proceeds from sale of subsidiary	50	105
Proceeds from the sale of property and equipment	—	3,657
Net cash (used in) provided by investing activities from continuing operations	(382)	3,366
Cash flows from financing activities of continuing operations:
Issuance of common stock, net of offering costs	2,176	16,612
Repayment of principal on note payable	(1,525)	—
Deposit of restricted cash	(50)	—
Retirement of restricted stock	(42)	—
Repayment of capital lease obligations	(17)	(25)
Proceeds from exercise of warrants	—	46
Net cash provided by financing activities from continuing operations	542	16,633
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(3)	(359)
Net cash provided by investing activities of discontinued operations	675	1,500
Net cash provided by discontinued operations	672	1,141
Net (decrease) increase in cash and cash equivalents	(3,985)	9,634

Cash and cash equivalents, beginning of period	21,405	15,130
Cash and cash equivalents, end of period	$17,420	$24,764

Non-cash investing and financing activities:
Issuance of 486,923 shares of common stock upon conversion of convertible note	$—	$1,737
Issuance of 148,441 shares of common stock to TopoTarget	$—	$387
Release of obligations related to short-term loans	$—	$270
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2013	37,541,404	$38	$279,000	$(268,066)	$10,972
Issuance of restricted stock to employees and Board of Director members	14,228	—	—	—	—
Retirement of restricted stock	(19,338)	—	(42)	—	(42)
Stock-based compensation expense	—	—	1,036	—	1,036
Issuance of common stock, net of offering costs	955,045	—	2,176	—	2,176
Return of common stock in connection with contract settlement	(388,888)	—	(910)	—	(910)
Net loss	—	—	—	(1,385)	(1,385)
Balance as of June 30, 2014	38,102,451	$38	$281,260	$(269,451)	$11,847

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
Liquidity
The accompanying unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $269.5 million as of June 30, 2014, recorded a net loss of approximately $1.4 million for the six months ended June 30, 2014, and has principally been financed through the public offering of the Company’s common stock and other equity securities, debt financing and up-front payments received from commercial partners for the Company’s products under development. Funds raised in recent periods from the sale of common stock include approximately $15.8 million from the Company’s May 2013 follow-on public offering. Additionally, the Company raised approximately $2.2 million during the six months ended June 30, 2014 from the sale of common stock via its “at-the-market” (“ATM”) stock selling facility and approximately $0.8 million from this facility in 2013. In 2013, the Company divested certain non-core assets for net cash consideration of approximately $8.0 million primarily related to the sale of its New Jersey facility, the sale of its Totect® assets, and the sale of securities from an investment previously held. The Company also received $1.8 million in 2013 as an up-front payment from Laboratoires Majorelle (“Majorelle”). These and other cash-generating activities should not necessarily be considered an indication of the Company’s ability to raise additional funds in the future.
The Company’s cash and cash equivalents as of June 30, 2014 were approximately $17.4 million. During the first half of 2014, the Company received an up-front license payment of $2.0 million from Hexal AG, a regulatory milestone payment of $0.2 million from Majorelle related to marketing approval obtained in France for Vitaros®, an up-front license payment of $2.5 million from Recordati Ireland Ltd. (“Recordati”) and $0.7 million from Samm Solutions, Inc. dba BioTox Sciences (“BioTox”). These cash inflows were offset by principal cash payments of approximately $1.525 million plus accrued interest made by the Company to holders of its convertible notes who exercised their redemption rights in the second quarter of 2014.
Based upon its current business plan, the Company believes it has sufficient cash to fund its on-going operations into the second quarter of 2015. The Company expects to have net cash outflows from operations during the remainder of 2014 as it continues to support the market approvals and partner commercialization plans for Vitaros®, further develops Room Temperature Vitaros® and initiates a Phase 2a development program for RayVa™, its product candidate for the treatment of Secondary Raynaud’s Phenomenon. During the fourth quarter of 2014, the Company expects to make the final principal payments of $1.225 million of convertible notes (see Note 5), which mature on December 31, 2014. The Company expects the majority of its cash inflows from operations during the remainder of 2014 will be from licensing, and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®. The Company also expects cash inflows to include royalty payments from the sale of Vitaros® by the Company’s partners in approved territories, sales of which began late in the second quarter of 2014 in the United Kingdom. The initial royalty amounts are not expected to be significant in the second half of 2014 as the product sales by partners will only be initiated during the second half of 2014.
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
Net Income Per Share
The Company reports diluted net income per share under the treasury stock method. Basic net income per share under the treasury stock method is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares may include stock options, restricted stock or shares related to convertible notes. The Company excludes stock options from the calculation of diluted net income per share when the combined exercise price, unrecognized stock-based compensation expense and assumed tax benefits upon exercise are greater than the average market price for the Company’s common stock because their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic net income (loss) per share
Net income (loss) allocated to common stockholders	$1,877	$(3,935)	$(1,385)	$(12,608)
Weighted average common shares outstanding- basic	37,901	32,825	37,886	31,509
Net income (loss) per share- basic	$0.05	$(0.12)	$(0.04)	$(0.40)
Diluted net income (loss) per share
Net income (loss) allocated to common stockholders	$1,877	$(3,935)	$(1,385)	$(12,608)
Weighted average common shares outstanding- basic	37,901	32,825	37,886	31,509
Dilutive securities	6	—	—	—
Weighted average common shares outstanding- diluted	37,907	32,825	37,886	31,509
Net income (loss) per share- diluted	$0.05	$(0.12)	$(0.04)	$(0.40)
Approximately 3.2 million stock options and restricted shares, 6.2 million warrants and 0.5 million convertible notes were excluded from the calculation of the denominator for diluted net income per common share for the three months ended June 30, 2014 due to their anti-dilutive effects. Share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings per share calculation only in the period in which the condition is satisfied. Of the 0.4 million performance options issued, none were included in the computation of diluted EPS as the performance conditions were not met as of June 30, 2014.
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings.

Early adoption is permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in the way it expects to be entitled for the transfer of promised goods or services to customers.  This ASU will replace most of the existing revenue recognition requirements in U.S. GAAP when it becomes effective.  This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation.  Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted provided the disposal was not previously disclosed.  This update will not have a material impact on the Company's reported results of operations and financial position.
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
Bracco SpA
On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“Bracco”), granting Bracco the exclusive rights to commercialize Vitaros® product for ED in Italy. The product was granted national phase approval in Italy for the treatment of patients with ED in November 2013. Under the license agreement, the Company received $1.0 million as an up-front payment during the year ended December 31, 2011, and is eligible to receive up to €4.75 million ($6.5 million as of June 30, 2014), net of withholding taxes, in regulatory and sales milestone payments. Further, over the life of the agreement, the Company is eligible to receive tiered double-digit royalties based on Bracco’s sales of the product.
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

Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
In February 2012, the Company entered into an exclusive license agreement with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”) for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company received $0.7 million as an up-front payment and is eligible to receive up to an additional €0.4 million ($0.5 million as of June 30, 2014) in regulatory milestones and €20.875 million ($28.5 million as of June 30, 2014) in aggregate sales milestones if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. The Company concluded that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $0.7 million, net of withholding taxes, from Sandoz for the German territory was recorded as revenue in the first quarter of 2012.
In December 2013, the Company amended and restated its license agreement with Sandoz to include the following countries as part of the exclusive license agreement: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). Under the revised agreement, the Company received in January 2014 an additional up-front payment of $2.0 million for the Expanded Territory, and is eligible to receive up to an additional $2.5 million in marketing launch milestones as well as €20.875 million ($28.5 million as of June 30, 2014) in sales milestones plus tiered double-digit royalties on net sales by Sandoz in the Expanded Territory as well as those milestones and royalties related to Germany specified above. Under the terms of the agreement, Sandoz is entitled to a refund of the up-front payment under certain regulatory and manufacturing conditions and, in accordance with the accounting guidance, the $2.0 million up-front payment has been deferred and will be recognized as revenue once the conditions related to the refund rights have been met or lapse. The results of the manufacturing and regulatory conditions are expected to be determined no later than December 2014 and December 2016, respectively.

In 2013, Germany's Federal Institute for Drugs and Medical Devices, the Netherlands’ Medicines Evaluations Board and Sweden’s National Board of Health and Welfare each granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Then, in January and April 2014, respectively, Belgium’s Ministry of Social Affairs, Public Health and Environment and the Ministry of Health of Luxembourg each granted national phase approval to Vitaros® indicated for the treatment of patients with ED. In August 2014, Sandoz launched Vitaros in Sweden, which triggered a launch milestone payment from Sandoz to the Company of $0.5 million.

In July 2011, the Company filed a marketing application in Switzerland with Swissmedic, the Swiss Agency for Therapeutic Products, for Vitaros® as a treatment for patients with ED. The Swiss regulatory comments for the marketing approval of Vitaros® are expected in the second half of 2014, following a non-approval decision, appeal by the Company and a subsequent notice of re-review received in early 2014.
Laboratoires Majorelle
In November 2013, the Company entered into an exclusive license agreement with Majorelle, granting Majorelle the rights to commercialize Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. In December 2013, France's National Agency for Medicines and Health Products Safety granted national phase approval to Vitaros® indicated for the treatment of patients with ED. The Company received $1.8 million in November 2013 as an up-front payment, $0.2 million in January 2014 upon the receipt of marketing authorization in France, and is eligible to receive up to $2.0 million in additional regulatory milestone payments. Under the agreement, the Company is also entitled to €15.5 million ($21.2 million as of June 30, 2014) in sales milestones as well as tiered double-digit royalties based on Majorelle’s sales of the product.
In December 2013, in a related negotiation, Majorelle agreed to make severance payments to certain former employees of Scomedica SAS for an aggregate amount of approximately $2.0 million on behalf of the Company. The Company concluded that the fair value of the Vitaros® license granted was equal to $4.0 million, or the sum of the $1.8 million upfront payment received, the $0.2 million payment received for National Phase approval in France, and the $2.0 million paid by Majorelle on behalf of the Company.

During the second quarter of 2014, upon withdrawal of the Works Council Claim in June 2014 (see note 3 for further details regarding the claim), the Company recognized $3.0 million of the $4.0 million Vitaros® license fair value in license fee revenue in its statement of operations. Under the terms of the license agreement, Majorelle is entitled to a refund of $1.0 million of the upfront payment under certain contractual conditions. The $1.0 million subject to refund has been deferred and will be recognized as revenue once the condition related to the refund right has been met, which is expected to occur in 2014.

Recordati Ireland Ltd.
In February 2014, the Company entered into an exclusive license agreement with Recordati to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet republics), Ukraine, Georgia, Turkey and certain countries in Africa. The Company received $2.5 million as an up-front payment in February 2014 and is eligible to receive up to €1.0 million ($1.4 million as of June 30, 2014) in commercial launch payments and €34.5 million ($47.1 million as of June 30, 2014) in sales milestones. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Recordati’s sales of the product.
Under the terms of the license agreement, there were two deliverables: the granting of a license and the execution of a Manufacturing Supply Agreement (the “Supply Agreement”). In accordance with the accounting guidance, the $2.5 million up-front payment was deferred when received in February 2014 until both deliverables were met. Upon execution of the Supply Agreement in June 2014, the Company satisfied the deliverables requirement under the terms of the license agreement and therefore recognized the full upfront payment as revenue during the second quarter of 2014.
Two of the primary territories licensed by Recordati have been granted national phase approval. In August 2013, the Irish Medicines Board granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Then, in April 2014, the Spanish Agency for Medicines and Health Products (“AEMPS”) granted national phase approval to Vitaros® indicated for the treatment of patients with ED.
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”) to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. In August 2013, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Under the license agreement, the Company is eligible to receive up to €34.65 million ($47.3 million as of June 30, 2014) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double-digit royalty payments. The agreement with Takeda includes two deliverables: the granting of a license and manufacturing, with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Given there was no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.
Actavis plc
In 2012, the Company entered into a supply and testing agreement with Warner Chilcott UK Limited, a subsidiary of Actavis plc (Warner Chilcott UK and Warner Chilcott Company Inc. collectively referred to herein as “Actavis”), to supply and provide testing services related to Vitaros®. The Company determined that the agreement with Actavis included two deliverables: certain contract services and product supply. The product supply element and contract services element of the agreement were treated as separate units of accounting. No revenue was recognized associated with the product supply element. Revenue associated with the contract services element was fully recognized in 2013 using the proportional performance method over the period in which the contract services were performed.
Actavis acquired the Vitaros® United States (“U.S.”) commercial rights in 2009. The Company believes that there is a significant commercial opportunity for Vitaros® in the U.S. and is in discussions with Actavis to explore the various options available to advance the Vitaros® clinical development program forward in the U.S.
3. Ceased Operations and Discontinued Operations

Former French Subsidiaries

On April 25, 2013, certain of the Company’s former French subsidiaries, Scomedica SAS, NexMed Europe SAS and NexMed Pharma SAS (the “French Subsidiaries”) entered into a judicial liquidation procedure as a result of a decrease in the unit’s operating performance resulting from the then recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing its former French Subsidiaries.

In June 2013, the Versailles Civil Court (the “Civil Court”) authorized the French Works Council (representing individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to the Company for a hearing in the Civil

Court in September 2013. In the summons it was claimed that the Company was the co-employer of the individuals working for Scomedica SAS and that, as such, was liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of June 30, 2014) from the Company.

In November 2013, the Company entered into a license agreement with Majorelle for certain territories including France (See note 2 for more details). In February 2014, a Global Settlement Agreement (“GSA”) by and among the Company, the Works Council and the Judicial Liquidator and Trustee of the Company’s former French Subsidiaries (collectively referred to herein as the “Parties to the GSA”), was ratified by the Versailles Commercial Court (the “Commercial Court”). In April 2014, the Company and the former French Subsidiaries’ employees executed individual settlement agreements.

Pursuant to the aforementioned license and settlement agreements, Majorelle agreed to make certain severance payments of approximately $2.0 million to the former French Subsidiaries’ employees on behalf of the Company, a portion of which were made in May 2014. In addition, the Parties to the GSA as well as each of the former French Subsidiaries’ employees waived all claims they had asserted or could have asserted against the Company related to the liquidation and reorganization of the French Subsidiaries. In June 2014, consistent with the GSA, the Works Council withdrew its previously submitted €4.1 million claim in the Civil Court, all parties accepted the withdrawal and the Civil Court judge closed the discussions between all parties. The final step, which is perfunctory in nature, is scheduled on October 7, 2014, with a written judgment expected approximately six weeks later, during which the Civil Court is to acknowledge the dismissal of the claim and the closure of the litigation. Given the existence of the aforementioned ratified GSA, the accepted withdrawal and the closure of the discussions by the Civil Court judge, it is concluded that the Company is relieved of all claims previously asserted by the French Works Council.

As a result, during the second quarter of 2014, the Company released the approximate $2.8 million liability previously recorded in connection with the deconsolidation of the former French Subsidiaries and recognized approximately $0.8 million as a gain on deconsolidation as follows:

Release of deconsolidation liability	$2.8
Less: Payments made by Majorelle and recorded as settlement payment charge by the Company	(2.0)
Gain on deconsolidation of former French Subsidiaries	$0.8

In addition, the Company recognized $3.0 million of the $4.0 million license value (see note 2 for more details) as license fee revenue in its statements of operations in the second quarter of 2014. Under the terms of the license agreement, Majorelle is entitled to a refund of $1.0 million of the upfront payment under certain contractual conditions. The $1.0 million subject to refund has been deferred and will be recognized as revenue once the condition related to the refund right has been met, which is expected to occur in 2014.

Sale of Bio-Quant

During June 2011, the Company sold all of the outstanding capital stock of Bio-Quant, to BioTox. Bio-Quant provides contract research services to third-parties. The Company received $0.5 million at the transaction date as an initial payment. As a result of the sale, the Company was entitled to receive earn-out payments calculated as a percentage of the future gross revenue of BioTox’s contract research organization services business. Over the ten-year term of the earn-out, beginning September 2012, the Company was entitled to receive minimum payments of $4.5 million at a rate of $0.5 million per year, with the right to receive additional amounts depending on the gross revenue of BioTox over this ten-year period.

Due to the uncertainty associated with the consideration due from BioTox, future minimum payments were not recognized as a receivable as of the sale date. In each of 2013 and 2012, the Company received $0.3 million in payments from Bio-Quant, which were recorded as recoveries of the loss recorded on the sale of subsidiary.

In June 2014, the Company and Biotox amended its stock purchase agreement and the Company received a one-time cash payment of approximately $0.6 million during the second quarter of 2014, in exchange for relinquishing its rights to minimum payments in the future. Prior to the amendment of the agreement, the Company also received payments of approximately $0.1 million for a total received from Biotox of $0.7 million in 2014. The Company also has rights to certain potential future payments upon a change of control of Biotox within a specified time frame. These potential future payments will be recorded when realized.

The Company has recorded the gain of approximately $0.7 million as discontinued operations within its statement of operations during the three and sixth months ended June 30, 2014. Historically, the Company reflected the operations and subsequent cash collections associated with the sale of the business as a component of continuing operations, on the line recovery on sale of subsidiary within the consolidated statement of operations. However, the Company has elected to not correct these amounts which are deemed inconsequential.
4. Other Financial Information
Inventory
Inventory is comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$160	$209
Work in process	116	127
Finished goods	101	—
Inventory, net	$377	$336
Inventories are valued at the lower of cost (first-in, first-out) or market value (net realizable value) considering excess and obsolete inventory based on management’s review of inventories on hand, compared to estimated future usage and sales, shelf-life and assumptions about the likelihood of obsolescence.
Accrued expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Professional fees	$692	$997
Outside research and development services	474	298
Deferred compensation	175	184
Environmental remediation services	146	168
Other	320	472
	$1,807	$2,119
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
5. Convertible Notes Payable
On December 7, 2012, the Company issued convertible notes (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock at a conversion price ($2.58 per share as of June 30, 2014), which is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly.
The fair value of the 2012 Convertible Notes was determined based on a discounted cash flow model using a risk adjusted annual interest rate of approximately 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes as of June 30, 2014 approximates the book value. In accordance with the terms of the 2012 Convertible Notes, the holders redeemed $1.525 million of the principal on April 1, 2014, plus accrued interest. As of June 30, 2014, the remaining principal balance is $1.225 million and at the holders’ option, is redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock.
The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The fair value as of June 30, 2014 was determined using the following inputs: stock price of $2.25, 50%

volatility, a 0.50 year term and a risk-free interest rate of 0.11%. The estimated fair value of the conversion feature as of June 30, 2014 and December 31, 2013 was $0.1 million and $0.5 million, respectively, which has been recorded as a derivative liability in the consolidated balance sheets. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a monthly basis and any resulting increases or decreases in the estimated fair value are recorded within other income (expense).
During 2013, the Company issued 486,923 common shares upon the conversion of $1.25 million of the principal balance of the 2012 Convertible Notes into common stock. $0.7 million of the derivative liability was re-classified to additional paid in capital upon conversion, and $0.2 million of the debt discount was credited to additional paid in capital.
The Company’s convertible notes payable balance consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Principal amount of convertible notes	1,225	2,750
Less: unamortized debt discount	(44)	(150)
Total short-term debt	$1,181	$2,600
The Company recognized interest expense related to its convertible notes payable of $0.2 million for each of the six months ended June 30, 2014 and 2013.
6. Fair Value Measurements
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
The following table summarizes the Company’s liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures (in thousands):

	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2014
Derivative liability related to 2012 Convertible Notes	$95	$—	$—	$95
As of December 31, 2013
Derivative liability related to 2012 Convertible Notes	$517	$—	$—	$517
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

The following table summarizes the continuing operations activity of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Balance as of December 31, 2013	$517
Change in fair value measurement of derivative liability in connection with 2012 Convertible Notes, included in other expense	(422)
Balance as of June 30, 2014	$95
7. Litigation
The Company is a party to the following litigation, as well as certain other litigation that the Company does not deem material or that, from time to time, arises in the ordinary course of business. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
Versailles Civil Court Summons
On April 25, 2013, certain of the Company’s former French Subsidiaries entered into a judicial liquidation procedure as a result of a decrease in the unit’s operating performance resulting from the then recently enacted pricing policies affecting drug reimbursement in France, the subsequent related loss or interruption of certain contract sales agreements and in this context, the Company’s decision to cease financing its former French Subsidiaries.

In June 2013, the Civil Court authorized the French Works Council to deliver a writ of summons to the Company for a hearing in the Civil Court in September 2013. In the summons, it was claimed that the Company was the co-employer of the individuals working for Scomedica SAS and that, as such, was liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of June 30, 2014) from the Company. During the second quarter of 2014, the Parties to the GSA as well as each of the former French Subsidiaries’ employees waived all claims they had asserted or could have asserted against the Company related to the liquidation and reorganization of the French Subsidiaries. In June 2014, consistent with the GSA, the Works Council withdrew its previously submitted €4.1 million claim in the Civil Court, all parties accepted the withdrawal and the Civil Court judge closed the discussions between all parties. The final step, which is perfunctory in nature, is scheduled on October 7, 2014, with a written judgment expected approximately six weeks later, during which the Civil Court is to acknowledge the dismissal of the claim and the closure of the litigation. Given the existence of the aforementioned ratified GSA, the accepted withdrawal and the closure of the discussions by the Civil Court judge, it is concluded that the Company is relieved of all claims previously asserted by the French Works Council.
See Note 3 for additional details on the conclusion of the Versailles Civil Court Summons.

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

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships, the timing of planned launches of Vitaros® in various countries by commercial partners, the planned commencement of clinical trials for RayVa™ and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out the commercial launch of Vitaros® in various territories and the potential for delays in the timing of commercial launch, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section herein and in our Annual Report on Form 10-K for the year ended December 31, 2013, many of which are outside our control.

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
General
We are a Nevada corporation that was initially formed in 1987. We have operated in the pharmaceutical industry since 1995, with a current primary focus on product development in the area of men’s and women’s health. Our proprietary drug delivery technology is a permeation enhancer called NexACT® and we have one approved drug, Vitaros®, which uses the NexACT® delivery system and is approved for the treatment of erectile dysfunction (“ED”) in Canada and through the European Decentralized Procedure (“DCP”) in Europe. We expect that commercial launches of Vitaros® by our licensee partners will occur throughout 2014. We have a second-generation Vitaros® product candidate (“Room Temperature Vitaros®”) in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions. RayVa™ our product candidate which also utilizes our proprietary permeation enhancer for the treatment of Raynaud's Phenomenon, recently received FDA clearance to begin clinical studies, and we intend to begin a Phase 2a trial with RayVa™ in the second half of 2014.
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
Takeda, our commercialization partner in the U.K., became the first to market Vitaros® with its launch in June 2014. In August 2014, Sandoz launched Vitaros in Sweden. We expect additional launches in other approved countries by our commercial partners throughout the remainder of 2014.
In the United States (“U.S.”), we sold the commercial rights to Vitaros® in 2009 to a subsidiary of Actavis plc. (“Actavis”).
We believe there is a significant commercial opportunity for Vitaros® in the U.S. and are in discussions with Actavis to explore the various options available to move the Vitaros® clinical development program forward in the U.S.
Develop additional technologies and products utilizing our NexACT® technology and/or acquire and develop other products focused on enhancing men and women’s health and well-being
In May 2014, we received clearance from the U.S. Food and Drug Administration (“FDA”) to begin clinical testing of RayVa™, our product candidate for the treatment of Raynaud’s Phenomenon. Raynaud's Phenomenon is characterized by vasoconstriction in the hands, feet or other extremities, resulting in reduced blood flow and the sensation of pain, which can become severe. RayVa™ combines alprostadil, a vasodilator, with our proprietary permeation enhancer DDAIP.HCl, and is applied as an on-demand topical cream to affected extremities. Clinical trials for RayVa™ are expected to begin during the latter half of 2014.
We are currently evaluating other product candidates and we may also acquire or develop other complementary products leveraging our regulatory and development experience in the area of men’s and women’s health.
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
Partner Femprox®
We have developed a regulatory and clinical plan to support the development of Femprox®, a product candidate for the potential treatment of FSIAD in the U.S. and Europe. We received regulatory guidance from the FDA in August 2013 and the EU regulatory authorities in January 2014. We initiated a partnering search in 2014 with the objective of finding a suitable development and commercialization partner for this pipeline product.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2014, we had an accumulated deficit of $269.5 million, recorded a net loss of approximately $1.4 million for the six months ended June 30, 2014, and have been principally financed through the public offering of our common stock and other equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include approximately $15.8 million from our May 2013 follow-on public offering. Additionally, we raised approximately $2.2 million during the six months ended June 30, 2014 from the sale of common stock via our at-the-market (“ATM”) stock selling facility and approximately $0.8 million from this facility in 2013. In 2013, we divested certain non-core assets for net cash consideration of approximately $8.0 million, primarily related to the sale of our New Jersey facility, the sale of our Totect® assets, and the sale of securities from an investment previously held. Also in 2013, we received $1.8 million as an up-front payment for a license agreement signed with Majorelle. These cash-generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
Our cash and cash equivalents as of June 30, 2014 were approximately $17.4 million. During the first half of 2014, we received an up-front license payment of $2.0 million from Sandoz, a regulatory milestone payment of $0.2 million from Majorelle for approval of Vitaros® in France, an up-front license payment of $2.5 million from Recordati, and $0.7 million from BioTox Sciences. We expect to require additional external financing to fund our long-term operations. These cash inflows were offset by principal cash payments of approximately $1.525 million plus accrued interest, made by us to holders of our convertible notes (“2012 Convertible Notes”) who exercised their redemption rights in the second quarter of 2014. Based upon our current business plan, we believe we have sufficient cash reserves to fund our on-going operations into the second quarter of 2015. We expect to have net cash outflows from operations during the remainder of 2014 as we support the market approvals and partner commercialization plans for Vitaros®, further develop Room Temperature Vitaros®, and initiate a Phase 2a development program for RayVa™, our product candidate for the treatment of Secondary Raynaud’s Phenomenon. During the fourth quarter of 2014, we expect to make the final principal payments on our 2012 Convertible Notes of $1.225 million, which mature on December 31, 2014. We expect the majority of our cash inflows from operations during the remainder of 2014 will be from licensing and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®. We also expect cash inflows to include royalty payments from the sale of Vitaros® by our partners in approved territories, sales of which began late in the second quarter of 2014 in the United Kingdom. The initial royalty amounts are not expected to be significant in the second half of 2014 as the product sales by partners will only be initiated during the second half of 2014.
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
We currently have one effective shelf registration statement on Form S-3 filed with the SEC under which, from time to time, we may offer any combination of debt securities, common and preferred stock and warrants. This registration statement includes our ATM common stock selling facility through Ascendiant. This facility allows us to raise cash through the sale of newly-issued shares of our common stock. As of June 30, 2014, we have approximately $45.0 million available under the S-3 shelf registration statement, including approximately $15.0 million available under our ATM facility. Our ATM common stock selling facility may be terminated by either party by giving proper written notice. We provided Ascendiant notice of our intent to terminate the ATM common stock selling facility effective August 12, 2014. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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

Results of Operations for the Three Months Ended June 30, 2014 and 2013
Revenues and gross profit from continuing operations were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
License fee revenue	$5,454	$637	$4,817	756%
Contract service revenue	—	555	(555)	N/M
Total revenue	5,454	1,192	4,262	358%
Cost of revenue	75	702	(627)	(89)%
Gross profit	$5,379	$490	$4,889	998%
Revenue
The $4.3 million increase in total revenue during the three months ended June 30, 2014 as compared to the same period in the prior year is primarily due to the recognition of license fee revenue during the three months ended June 30, 2014 for amounts that had previously been deferred. During the three months ended June 30, 2014, we recognized $3.0 million in revenue associated with the Majorelle license agreement and approximately $2.5 million associated with the Recordati license agreement, as compared to $0.6 million in license fee revenue received from Bracco during the second quarter of 2013. Also during the second quarter of 2013, we had approximately $0.6 million in contract service revenue related to our former French subsidiaries, Scomedica SAS, NexMed Europe SAS and Nexmed Pharma SAS (the “French Subsidiaries”), which were deconsolidated in April 2013. We expect revenue generated during the remainder of 2014 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
Cost of Revenue
Our cost of revenue includes compensation, personnel expenses and contract services to support our contract service revenue. Our cost of revenue also includes direct material, direct labor and manufacturing overhead associated with the production of inventories. Cost of revenue is also affected by manufacturing efficiencies, allowances for scrap or expired material, additional costs related to initial production quantities of new products after achieving FDA approval, instrument and warranty costs and royalties.
The $0.6 million decrease in cost of revenue during the three months ended June 30, 2014, as compared to the same period in the prior year, is primarily due to the lack of contract services activity in 2014 following the deconsolidation of our former French Subsidiaries in April 2013. We also had approximately $0.1 million in costs during the three months ended June 30, 2014 related to batches of our Vitaros® product manufactured for initial commercialization. Since we do not directly market or sell our product, we have elected to record these types of expenses as costs of product sold.
Costs and Expenses
Costs and expenses from continuing operations were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Costs and expenses
Research and development	2,103	1,535	$568	37%
General and administrative	2,877	3,754	(877)	(23)%
Recovery on sale of subsidiary	—	(105)	105	(100)%
Deconsolidation of former French Subsidiaries	(846)	(641)	(205)	32%
Total costs and expenses	4,134	4,543	(409)	(9)%
Income (loss) from operations	$1,245	$(4,053)	$5,298	(131)%

Research and Development Expenses
Research and development (“R&D”) costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf pursuant to development and consulting agreements in place. The $0.6 million increase in our R&D expenditures during the three months ended June 30, 2014, as compared to the same period in the prior year, is primarily due to the development of Room Temperature Vitaros® and for costs associated with the establishment of our second production site, both of which are expected to continue during the remainder of 2014.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. The $0.9 million decrease in general and administrative expenses during the three months ended June 30, 2014, as compared to the same period in the prior year, is primarily due to one-time severance-related charges due to the departure of an executive officer during the second quarter of 2013 as well as for costs incurred in 2013 related to our former French Subsidiaries, which were deconsolidated during the second quarter of 2013.
Deconsolidation of former French Subsidiaries
As a result of our former French Subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the former French Subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. At that time, we also recorded a liability of $2.8 million, equal to the net deconsolidated liabilities. In June 2014, the Works Council withdrew their previously submitted claim in the Versailles Civil Court (the “Civil Court”), which was accepted by us and acknowledged by the Civil Court judge, who as a consequence, closed the discussions between all parties. As a result, during the second quarter of 2014, we released the $2.8 million liability previously reflected in our consolidated balance sheet and recognized approximately $0.8 million as a gain on deconsolidation in our statement of operations. See notes 3 and 7 to our consolidated financial statements.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Other (expense) income
Interest expense, net	(69)	(213)	$144	(68)%
Other expense, net	29	180	$(151)	(84)%
Total other expense	$(40)	$(33)	$(7)	21%
Interest Expense, net
Interest expense decreased $0.1 million during the three months ended June 30, 2014 as compared to the same period in the prior year, primarily due to non-cash interest expense related to contingent consideration, which no longer exists following an agreement with TopoTarget USA, Inc., executed during the third quarter of 2013.
Other Expense, net
Other expense, net, decreased $0.2 million during the three months ended June 30, 2014 as compared to the same period in the prior year primarily due to the change in the fair value of the derivative liability related to the 2012 Convertible Notes. See Note 5 to our consolidated financial statements.

Results of Operations for the Six Months Ended June 30, 2014 and 2013
Revenues and gross profit from continuing operations were as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
License fee revenue	$5,454	$669	$4,785	715%
Contract service revenue	—	1,452	(1,452)	N/M
Total revenue	5,454	2,121	3,333	157%
Cost of revenue	75	2,553	(2,478)	(97)%
Gross profit (loss)	$5,379	$(432)	$5,811	(1,345)%
Revenue
The $3.3 million increase in total revenue during the six months ended June 30, 2014 as compared to the same period in the prior year is primarily due to the recognition of license fee revenue during the six months ended June 30, 2014 for amounts that had previously been deferred due to necessary recognition criteria still outstanding at the time of receipt of payment. During the six months ended June 30, 2014, we recognized $3.0 million in revenue associated with the Majorelle license agreement and approximately $2.5 million associated with the Recordati license agreement, as compared to $0.6 million in license fee revenue received from Bracco during the first half of 2013. Also, during the first half of 2013, we had approximately $1.5 million in contract service revenue related to our former French Subsidiaries, which were deconsolidated in April 2013. We expect revenue generated during the remainder of 2014 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
Cost of Revenue
The $2.5 million decrease in cost of revenue during the six months ended June 30, 2014, as compared to the same period in the prior year, is primarily due to the lack of contract services activity in 2014 following the deconsolidation of our former French Subsidiaries in April 2013. We also had approximately $0.1 million in costs during the second quarter of 2014 related to the batches of our Vitaros® product manufactured for initial commercialization. Since we do not directly market or sell our product, we have elected to record these types of expenses as costs of product sold.
Costs and Expenses
Costs and expenses from continuing operations were as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Costs and expenses
Research and development	$3,547	$2,948	$599	20%
General and administrative	5,936	7,580	(1,644)	(22)%
Gain on contract settlement	(910)	—	(910)	N/M
Recovery on sale of subsidiary	(50)	(105)	55	(52)%
Deconsolidation of former French Subsidiaries	(846)	(641)	(205)	32%
Total costs and expenses	$7,677	$9,782	$(2,105)	(22)%
Loss from operations	$(2,298)	$(10,214)	$7,916	(78)%
Research and Development Expenses
The $0.6 million increase in our R&D expenditures during the six months ended June 30, 2014, as compared to the same period in the prior year, was primarily due to the development of Room Temperature Vitaros® and for costs associated with the establishment of our second production site, both of which are expected to continue during the remainder of 2014.

General and Administrative Expenses
The $1.6 million decrease in general and administrative expenses during the six months ended June 30, 2014, as compared to the same period in the prior year, is primarily due to costs incurred in 2013 related to the former French Subsidiaries, which were deconsolidated during the second quarter of 2013 as well as one-time severance-related charges due to the departure of an executive officer during the first half of 2013.
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the six months ended June 30, 2014, as compared to the same period in the prior year, represents the fair value of the 388,888 escrowed common shares that were returned to us in connection with the settlement with former managers of the French Subsidiaries. These shares were restored as authorized but unissued common stock in March 2014.
Deconsolidation of former French Subsidiaries
As a result of our former French Subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the former French Subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. At that time, we also recorded a liability of $2.8 million, equal to the net deconsolidated liabilities. In June 2014, the Works Council withdrew their previously submitted claim in the Civil Court, which was accepted by us and acknowledged by the Civil Court judge, who as a consequence, closed the discussions between all parties. As a result, during the second quarter of 2014, we released the $2.8 million liability previously reflected in our consolidated balance sheet and recognized approximately $0.8 million as a gain on deconsolidation in our statement of operations. See notes 3 and 7 to our consolidated financial statements.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Other (expense) income
Interest expense, net	$(176)	$(444)	$268	(60)%
Other income (expense), net	417	(378)	795	(210)%
Total other income (expense)	$241	$(822)	$1,063	(129)%
Interest Expense, net
Interest expense decreased $0.3 million during the six months ended June 30, 2014 as compared to the same period in the prior year, primarily due to non-cash interest expense related to contingent consideration, which no longer exists following an agreement with TopoTarget USA, Inc., executed during the third quarter of 2013.
Other Income (Expense), net
Other income (expense), net, increased $0.8 million during the six months ended June 30, 2014 as compared to the same period in the prior year primarily due to with the change in the fair value of the derivative liability related to the 2012 Convertible Notes. See Note 5 to our consolidated financial statements.

Cash Flow Summary
The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013	$ Change
Net cash used in operating activities from continuing operations	$(4,817)	$(11,506)	$6,689
Net cash (used in) provided by investing activities from continuing operations	(382)	3,366	(3,748)
Net cash provided by financing activities from continuing operations	542	16,633	(16,091)
Net cash provided by discontinued operations	672	1,141	(469)
Net (decrease) increase in cash and cash equivalents	$(3,985)	$9,634	$(13,619)
Operating Activities from continuing operations
Cash used in operating activities was $4.8 million during the six months ended June 30, 2014, as compared to $11.5 million in the same period in the prior year. The $6.7 million change in cash used in operating activities during this period was primarily due to cash inflows of approximately $5.5 million during the first half of 2014, which were primarily due to up-front license fees received from Recordati, Sandoz and Majorelle, offset by cash expenditures of approximately $4.2 million per quarter. We had minimal cash inflows during the first half of 2013 from operating activities, offset by cash expenditures of approximately $11.5 million during the first half of 2013. The $9.0 million decrease in net loss from continuing operations from the first half of 2013 to the first half of 2014 was adjusted for non-cash items such as stock based compensation expense of $1.0 million, a $0.9 million gain on contract settlement and $0.8 million from the net deconsolidation of our former French Subsidiaries. The change in net operating assets resulted mainly from changes in deferred revenue related to up-front payments received from Majorelle, Recordati, and Sandoz, offset by a decrease in accrued compensation related to bonuses and vacation.

Investing Activities from continuing operations

Cash used in investing activities totaled $0.4 million during the six months ended June 30, 2014 as compared to $3.4 million provided in the same period of the prior year. The $3.7 million decrease in cash was primarily due to proceeds received in 2013 from the sale of our New Jersey facility.
Financing Activities from continuing operations
Cash provided by financing activities totaled $0.5 million during the six months ended June 30, 2014 as compared to $16.6 million in the same period of the prior year. The $16.1 million decrease in cash was primarily due to $15.8 million received in May 2013 as a result of our follow-on public offering.
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the three and six months ended June 30, 2014.

Recently adopted accounting standards

See Note 1 to our consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weaknesses in internal control over financial reporting described below.

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014, based on criteria in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Material Weaknesses Plan for Remediation and Remediation Activities Taken

Beginning in the latter part of 2013 and during the first half of 2014, we have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting and our disclosure controls and procedures. Specifically, we made changes in the quantity and capabilities of the accounting staff and appointed and have been working with an outside consulting firm to assist in enhancements of the Company’s internal control procedures, which will include monitoring and oversight over controls in the financial reporting process.

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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect such controls. However, as described above, we have continued to engage in efforts to improve our internal control over financial reporting.

PART II. Other Information
ITEM 1. Legal Proceedings
We are a party to the following litigation as well as certain other litigation that we do not deem material that, from time to time, arises in the ordinary course of business. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
Versailles Civil Court Summons
On April 25, 2013, certain of our former French Subsidiaries entered into a judicial liquidation procedure as a result of a decrease in the unit’s operating performance resulting from the then recently enacted pricing policies affecting drug reimbursement in

France, the subsequent related loss or interruption of certain contract sales agreements and in this context, our decision to cease financing of our former French Subsidiaries.

In June 2013, the Versailles Civil Court authorized the French Works Council (which represents individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to us for a hearing in the Civil Court in September 2013. In the summons, it was claimed that we were the co-employer of the individuals working for Scomedica SAS and that, as such, were liable for the financing of a job protection plan. The summons sought €4.1 million ($5.6 million as of June 30, 2014) from us. During the second quarter of 2014, the Parties of the GSA as well as each of the former French Subsidiaries’ employees waived all claims they had asserted or could have asserted against us related to the liquidation and reorganization of the French Subsidiaries. In June 2014, consistent with the GSA, the Works Council withdrew its previously submitted €4.1 million claim in the Civil Court, all parties accepted the withdrawal and the Civil Court judge closed the discussions between all parties. The final step, which is perfunctory in nature, is scheduled on October 7, 2014, with a written judgment expected approximately six weeks later, during which the Civil Court is to acknowledge the dismissal of the claim and the closure of the litigation.
See Notes 3 and 7 to our consolidated financial statements for details on the conclusion of the Versailles Civil Court Summons.

ITEM 1A.	Risk Factors
There have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 17, 2014 except for the changes to and additions to the following Risk Factors:

In markets where Vitaros® is approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®.
In markets where Vitaros® has received regulatory approval, including in Canada and Europe and in the United Kingdom where our marketing partner has launched commercial sales of Vitaros®, we do not have or expect to have any sales or marketing infrastructure. Accordingly, our operating results and long-term success is substantially dependent on the commercialization efforts of our marketing partners. Consummation of new Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. In jurisdictions where we have commercialized our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’ commercialization efforts for Vitaros® are unsuccessful, we may realize little or no revenue from sales in such markets.
In addition, distribution of Vitaros® requires cold-chain distribution, whereby the product must be maintained between specified temperatures. If a difficulty arises in our partner’s cold-chain distribution processes, through our partner’s failure to maintain Vitaros® between specified temperatures, Vitaros® could be adulterated and rendered unusable. Our marketing partners may also be required to repackage Vitaros® in certain smaller territories where Vitaros® has been approved, or our marketing partners may make claims about applications of Vitaros® beyond uses approved by regulators. Any failure by our partners to comply with packaging, labeling, advertising or promoting requirements in any jurisdiction may result in restrictions on the marketing or manufacturing of Vitaros®, withdrawal of the product from the market or voluntary or mandatory product recalls, which could negatively affect our potential future revenues.

Our business is dependent in part on the success of our drug candidate, RayVa™, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.
Our future success depends in part on our ability to obtain regulatory approval for, and then successfully commercialize our drug candidate, RayVa™ for the treatment of Raynaud’s Phenomenon secondary to scleroderma. RayVa™ will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote RayVa™ before we receive regulatory approval from the United States Food and

Drug Administration, or FDA or in the U.S., and comparable foreign regulatory authorities in overseas jurisdictions, and we may not receive such regulatory approvals on a timely basis, or at all.
Our clinical development plan for RayVa™ includes a Phase 2a clinical trial, a Phase 2b clinical trial and two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We expect to initiate the Phase 2a clinical trial in the second half of 2014 and the Phase 2b trial in 2015. There is no guarantee that these clinical trials will commence or be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit RayVa™ for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of RayVa™ may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of RayVa™.
We cannot anticipate when or if we will seek regulatory review of RayVa™ for any indication. We have not previously submitted an NDA to the FDA. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any drug candidate in the U.S., and we cannot be certain that RayVa™ will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize RayVa™ on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market RayVa™, our revenues will be dependent, in part, on our ability to commercialize RayVa™ as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma are not as significant as we estimate, our business and prospects will be harmed.
The FDA regulatory approval process is lengthy and time-consuming, and if we experience significant delays in the clinical development and regulatory approval of RayVa™, our business may be substantially harmed.
We may experience delays in commencing and completing clinical trials of RayVa™. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Any of our planned clinical trials may be delayed for a variety of reasons, including delays related to:

•	the availability of financial resources for us to commence and complete our planned clinical trials;

•
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining independent institutional review board, or IRB, approval at each clinical trial site;

•	obtaining regulatory approval to commence clinical trials in each country;

•	recruiting a sufficient number of eligible patients to participate in a clinical trial;

•	having patients complete a clinical trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of our drug candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.
We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of RayVa™ in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs in the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CRO’s and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their services, we have limited influence over their actual performance. If we experience termination of, or delays in the completion of, any clinical trial of RayVa™, the commercial prospects for RayVa™ will be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues from RayVa™. Any of these occurrences may harm our business, prospects, financial condition and results of operations. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of RayVa™.
If we are unable to obtain regulatory approval of RayVa™, we will not be able to commercialize this drug candidate and our business will be adversely impacted.
If we fail to obtain regulatory approval to market RayVa™, we will be unable to sell RayVa™, which will impair our ability to generate additional revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the drug candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements is unpredictable but typically takes several years following the commencement of clinical trials, and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We have not commenced any clinical trials of RayVa™ to date, and we cannot predict if or when our planned clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for RayVa™.
RayVa™ could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that RayVa™ is safe and effective for any of its proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that RayVa™’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of RayVa™ may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failure to obtain regulatory approval to market RayVa™, which would significantly harm our business, prospects, financial condition and results of operations. In addition, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues would be greatly reduced and our business would be harmed.

Even if we receive regulatory approval for RayVa™, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, RayVa™, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with RayVa™.
Any regulatory approvals that we receive for RayVa™ may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug candidate. The FDA may also require a REMS in order to approve RayVa™, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves RayVa™, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for RayVa™ will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP requirements, and current good clinical practice, or cGCP, requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with RayVa™, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of RayVa™, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of RayVa™; and

•	injunctions or the imposition of civil or criminal penalties.
     The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of RayVa™. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors are subject to a number of regulations and standards.
We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultant and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies;, including those laws that require the reporting of true, complete and accurate information to the FDA and other similar foreign regulatory bodies, (2) manufacturing standards, (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or (4) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

2.1
Amendment to Stock Purchase Agreement, dated June 13, 2014, by and between Apricus Biosciences, Inc. and Samm Solutions, Inc. (doing business as BTS Research and formerly doing business as BioTox Sciences).

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

4.3	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.4	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2012).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on May 24, 2013).

10.1	Form of Stock Option Grant Notice and Stock Option Agreement under the Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan

10.2	Non-Employee Director Compensation Policy

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

(1) Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: August 11, 2014	/S/ STEVE MARTIN
Steve Martin
Senior Vice President, Chief Financial Officer and Secretary