Form 10-Q
period 2014-09-30
APRICUS BIOSCIENCES, INC.
filed 2014-11-10
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of November 6, 2014, 43,623,756 shares of the common stock, par value $.001, of the registrant were outstanding.

Apricus Biosciences, Inc.

PART I. Financial Information

ITEM 1.	Financial Statements
Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$16,109	$21,405
Accounts receivable	829	59
Restricted cash	382	332
Inventories	321	336
Prepaid expenses and other current assets	730	132
Total current assets	18,371	22,264
Property and equipment, net	1,319	955
Other long term assets	106	91
Total assets	$19,796	$23,310

Liabilities and stockholders’ equity
Current liabilities
Convertible notes payable, net	$1,203	$2,600
Accounts payable	1,221	926
Accrued expenses	1,825	2,119
Accrued compensation	853	952
Deferred revenue	1,284	1,800
Derivative liability	—	517
Deconsolidation of former French Subsidiaries	—	2,846
Total current liabilities	6,386	11,760
Long term liabilities
Deferred compensation	356	487
Deferred revenue	1,000	—
Other long term liabilities	58	91
Total liabilities	7,800	12,338

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2014 or December 31, 2013	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 40,023,686 and 37,541,404 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	40	38
Additional paid-in-capital	284,520	279,000
Accumulated deficit	(272,564)	(268,066)
Total stockholders’ equity	11,996	10,972
Total liabilities and stockholders’ equity	$19,796	$23,310

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
License fee revenue	$1,500	$—	$6,954	$669
Product sales	398	—	398	—
Contract service revenue	—	28	—	1,480
Total revenue	1,898	28	7,352	2,149
Cost of product sales	485	—	560	—
Cost of service revenue	—	15	—	2,568
Gross profit (loss)	1,413	13	6,792	(419)
Costs and expenses
Research and development	1,876	919	5,423	3,867
General and administrative	2,719	2,866	8,655	10,446
Gain on contract settlement	—	(534)	(910)	(534)
Deconsolidation of former French Subsidiaries	—	—	(846)	(641)
Recovery on sale of subsidiary	—	(75)	(50)	(180)
Total costs and expenses	4,595	3,176	12,272	12,958
Loss from continuing operations before other income (expense)	(3,182)	(3,163)	(5,480)	(13,377)
Other income (expense)
Interest expense, net	(44)	(174)	(220)	(618)
Other income (expense), net	94	138	511	(240)
Total other income (expense)	50	(36)	291	(858)
Loss from continuing operations	(3,132)	(3,199)	(5,189)	(14,235)
Income (loss) from discontinued operations	19	214	691	(1,358)
Net loss	$(3,113)	$(2,985)	$(4,498)	$(15,593)

Basic and diluted income (loss) per common share
Loss per share from continuing operations	$(0.08)	$(0.09)	$(0.14)	$(0.43)
Income (loss) per share from discontinued operations	$—	$0.01	$0.02	$(0.04)
Net loss per share	$(0.08)	$(0.08)	$(0.12)	$(0.47)
Weighted average common shares outstanding used for basic and diluted income (loss) per share	39,059	37,004	38,282	33,361
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands, except share data)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities of continuing operations:
Net loss	$(4,498)	$(15,593)
Income (loss) from discontinued operations	691	(1,358)
Net loss from continuing operations	(5,189)	(14,235)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
Deconsolidation of former French Subsidiaries	(846)	(641)
Gain on contract settlement	(910)	(534)
Depreciation and amortization	102	57
Accretion of debt discount	128	192
Stock-based compensation expense	1,456	1,622
Derivative liability revaluation	(517)	243
Interest on contingent consideration	—	242
Recovery on loss on sale of subsidiary	(50)	(180)
Other	—	17
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(770)	276
Inventories	15	(338)
Prepaid expenses and other current assets	(598)	(63)
Other assets	(15)	1
Accounts payable	295	(1,232)
Liabilities associated with deconsolidation of Former French Subsidiaries	(2,000)	—
Deferred revenue - short-term	(516)	(248)
Accrued expenses and other current liabilities	(239)	(400)
Accrued compensation	(99)	(723)
Deferred revenue - long-term	1,000	—
Deferred compensation	(131)	(165)
Other liabilities	(29)	181
Net cash used in operating activities from continuing operations	(8,913)	(15,928)
Cash flows from investing activities of continuing operations:
Purchase of fixed assets	(500)	(119)
Deposit of restricted cash	—	(280)
Proceeds from sale of subsidiary	50	180
Proceeds from the sale of property and equipment	—	3,657
Net cash (used in) provided by investing activities from continuing operations	(450)	3,438
Cash flows from financing activities of continuing operations:
Issuance of common stock, net of offering costs	5,018	16,612
Repayment of principal on note payable	(1,525)	—
Deposit of restricted cash	(50)	—
Repurchase and retirement of stock	(42)	—
Repayment of capital lease obligations	(25)	(35)
Proceeds from exercise of warrants	—	46
Net cash provided by financing activities from continuing operations	3,376	16,623
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	16	(144)

Net cash provided by investing activities of discontinued operations	675	1,500
Net cash provided by discontinued operations	691	1,356
Net (decrease) increase in cash and cash equivalents	(5,296)	5,489
Cash and cash equivalents, beginning of period	21,405	15,130
Cash and cash equivalents, end of period	$16,109	$20,619

Non-cash investing and financing activities:
Issuance of 486,923 shares of common stock upon conversion of convertible note	$—	$1,737
Issuance of 688,717 shares of common stock to TopoTarget	$—	$1,543
Receivable from buyer upon sale of BQ Kits	$—	$51

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(In thousands, except share data)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2013	37,541,404	$38	$279,000	$(268,066)	$10,972
Issuance of restricted stock to employees and Board of Director members	20,478	—	—	—	—
Repurchase and retirement of stock	(19,338)	—	(42)	—	(42)
Stock-based compensation expense	—	—	1,456	—	1,456
Issuance of common stock, net of offering costs	2,870,030	2	5,016	—	5,018
Return of common stock in connection with contract settlement	(388,888)	—	(910)	—	(910)
Net loss	—	—	—	(4,498)	(4,498)
Balance as of September 30, 2014	40,023,686	$40	$284,520	$(272,564)	$11,996

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation
Financial Statement Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature and considered necessary for fair statement have been included in the accompanying consolidated financial statements. Certain prior year items in the statement of cash flows have been reclassified to conform to the current year presentation. The consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Liquidity
The accompanying unaudited consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $272.6 million as of September 30, 2014, recorded a net loss of $4.5 million for the nine months ended September 30, 2014, and has principally been financed through the public offering of the Company’s common stock and other equity securities, debt financing and up-front payments received from commercial partners for the Company’s products under development. Funds raised in recent periods from the sale of common stock include 1) $15.8 million from the Company’s May 2013 follow-on public offering, 2) $2.2 million during the nine months ended September 30, 2014 from the sale of common stock via its “at-the-market” (“ATM”) stock selling facility and 3) $2.9 million in net proceeds from the sale of common stock from its committed equity financing facility in the third quarter of 2014. In 2013, the Company divested certain non-core assets for net cash consideration of $8.0 million primarily related to the sale of its New Jersey facility, the sale of its Totect® assets, and the sale of securities from an investment previously held. These and other cash-generating activities should not necessarily be considered an indication of the Company’s ability to raise additional funds in the future.
Based upon its current operating plan, the access to additional capital under its committed equity financing facility and potential to borrow an additional amount of up to $5.0 million in term loans, the Company believes it has sufficient cash to fund its on-going operations through 2015. The Company expects to have net cash outflows from operations during the remainder of 2014 and during 2015 as it continues to develop Room Temperature Vitaros®, initiates a Phase 2a development program for RayVa™, its product candidate for the treatment of secondary Raynaud’s Phenomenon, initiates a Phase 2b development program for fispemifene, the Company’s product candidate for secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men and incurs other operating expenses.
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
Revenue Recognition
Product Sales
The Company has entered into supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. The Company generally does not permit its licensee partners to return product, unless the product sold is short dated, as defined in each respective license agreement.

The Company recognizes revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In 2014, the Company commenced shipping of its Vitaros® product to its licensee partners. During the nine months ended September 30, 2014, the Company shipped to its licensee partners approximately 312,000 individual units of Vitaros® product and recognized product sales revenue on certain of these shipments of approximately $0.4 million, as the criteria for revenue recognition were met. The Company has deferred revenue related to Vitaros® product shipments of approximately $0.2 million, due to certain criteria with respect to product expiration under which, the licensee partner has the right to return product until expiry. For these shipments, the Company has deferred revenue recognition as it is unable to reasonably estimate returns. The Company will defer revenue recognition on these shipments until the right of return no longer exists, which is the earlier of evidence that the product has been sold through to the end customer or the expiration of the right of return.
Royalties
The Company relies on its commercial partners to sell its product, Vitaros®, in approved markets. The Company will receive royalties from licensee partners based upon the amount of sales of licensed Vitaros® product consummated by its commercial partners. Royalty revenues will be computed based on sales reported to the Company by its licensee partners on a quarterly basis and agreed upon royalty rates for the respective license agreement. Royalty revenue will be recorded when the results reported to the Company by its licensee partners are estimable. Royalties reported through the sales period ended June 30, 2014 were nominal as product sales were only initiated late in the second quarter of 2014.
Cost of Product Sales
The Company’s cost of product sales include direct material and manufacturing overhead associated with the production of inventories. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products.
Deferred Cost of Product Sales
Deferred cost of product sales are stated at the lower of cost or net realizable value and include product sold where title has transferred, but the criteria for revenue recognition have not been met. The Company’s deferred cost of product sales are included in prepaid expenses and other current assets in the consolidated balance sheets.
Inventory Valuation
Inventories are stated at the lower of cost or estimated realizable value. The Company capitalizes inventory costs associated with its products after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which is performed throughout the manufacturing process, which takes place at its contract manufacturer. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted. The amendments in ASU 2014-15 do not have any application to an entity’s financial statements, but only to the related notes.
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented as an adjustment to opening retained earnings. Early adoption is permitted. This update will not have a material impact on the Company's reported results of operations and financial position.
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
Bracco SpA
On December 22, 2010, the Company entered into an exclusive license agreement with Bracco SpA (“Bracco”), granting Bracco the exclusive rights to commercialize Vitaros® product for ED in Italy. The product was granted national phase approval in Italy for the treatment of patients with ED in November 2013. Under the license agreement, the Company received $1.0 million as an up-front payment during the year ended December 31, 2011, and is eligible to receive up to €4.75 million ($6.0 million as of September 30, 2014), net of withholding taxes, in regulatory and sales milestone payments. Further, over the life of the agreement, the Company is eligible to receive tiered double-digit royalties based on Bracco’s sales of the product.
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
Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
In February 2012, the Company entered into an exclusive license agreement with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”) for Sandoz to market Vitaros® for the treatment of ED in Germany. Under the license agreement, the Company received $0.7 million as an up-front payment and is eligible to receive up to an additional €0.4 million ($0.5 million as of September 30, 2014) in regulatory milestones and €20.875 million ($26.5 million as of September 30, 2014) in aggregate sales milestones if all the regulatory and sales thresholds specified in the agreement are achieved, as well as tiered double-digit royalties on net sales by Sandoz in Germany. The Company concluded that the only deliverable was the license element and given no additional obligation was associated with the license, the up-front license fee of $0.7 million, net of withholding taxes, from Sandoz for the German territory was recorded as revenue in the first quarter of 2012.
In December 2013, the Company amended and restated its license agreement with Sandoz to include the following countries as part of the exclusive license agreement: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). Under the revised agreement, the Company received in January 2014 an additional up-front payment of $2.0 million for the Expanded Territory, and is eligible to receive up to an additional $2.5 million in marketing launch milestones as well as €20.875 million ($26.5 million as of September 30, 2014) in sales milestones plus tiered double-digit royalties on net sales by Sandoz in the Expanded Territory as well as those milestones and royalties related to Germany specified above. Under the terms of the agreement, Sandoz is entitled to a refund of the up-front payment under certain regulatory and manufacturing conditions and, in accordance with the accounting guidance, the $2.0 million up-front payment has been deferred and will be recognized as revenue once the conditions related to the refund rights have been met or lapse. The results of the manufacturing and regulatory conditions are expected to be determined no later than December 2014 and December 2016, respectively.
In 2013, Germany's Federal Institute for Drugs and Medical Devices, the Netherlands’ Medicines Evaluations Board and Sweden’s National Board of Health and Welfare each granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Then, in January and April 2014, respectively, Belgium’s Ministry of Social Affairs, Public Health and Environment and the Ministry of Health of Luxembourg each granted national phase approval to Vitaros® indicated for the treatment of patients with ED. In early August 2014, Sandoz launched Vitaros® in Sweden, which triggered a launch milestone payment from Sandoz to the Company of $0.5 million. In mid-August 2014, Sandoz launched Vitaros® in Germany and then launched the product in Belgium in early November.
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
Laboratoires Majorelle
In November 2013, the Company entered into an exclusive license agreement with Majorelle, granting Majorelle the rights to commercialize Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. In December 2013, France's National Agency for Medicines and Health Products Safety granted national phase approval to Vitaros® indicated for the treatment of patients with ED. The Company received $1.8 million in November 2013 as an up-front payment, $0.2 million in January 2014 upon the receipt of marketing authorization in France, and is eligible to receive up to $2.0 million in additional regulatory milestone payments. Under the agreement, the Company is also entitled to €15.5 million ($19.7 million as of September 30, 2014) in sales milestones as well as tiered double-digit royalties based on Majorelle’s sales of the product.
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

During the second quarter of 2014, upon withdrawal of the Works Council Claim in June 2014 (see note 3 for further details regarding the claim), the Company recognized $3.0 million of the $4.0 million Vitaros® license fair value as license fee revenue in its statement of operations. During the third quarter of 2014, the Company met the remaining contractual condition to deliver a specified amount of Vitaros® and therefore, the remaining $1.0 million of deferred revenue that was subject to refund was recognized as license fee revenue in its statement of operations.
Recordati Ireland Ltd.
In February 2014, the Company entered into an exclusive license agreement with Recordati to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet Republics), Ukraine, Georgia, Turkey and certain countries in Africa. The Company received $2.5 million as an up-front payment in February 2014 and is eligible to receive up to €1.0 million ($1.3 million as of September 30, 2014) in commercial launch payments and €34.5 million ($43.8 million as of September 30, 2014) in sales milestones. Further, over the life of the agreement, the Company is entitled to receive tiered double-digit royalties based on Recordati’s sales of the product.
Under the terms of the license agreement, there were two deliverables: the granting of a license and the execution of a Manufacturing and Supply Agreement (the “Supply Agreement”). In accordance with the accounting guidance, the $2.5 million up-front payment was deferred when received in February 2014 until both deliverables were met. Upon execution of the Supply Agreement in June 2014, the Company satisfied the deliverables requirement under the terms of the license agreement and therefore recognized the full upfront payment as revenue during the second quarter of 2014.
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
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into an exclusive license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”) to market the Company’s Vitaros® drug for the treatment of ED in the United Kingdom. In August 2013, the United Kingdom’s Medicines and Healthcare Products Regulatory Agency granted national phase approval to Vitaros® indicated for the treatment of patients with ED. Under the license agreement, the Company is eligible to receive up to €34.65 million ($44.0 million as of September 30, 2014) in up-front license fees and aggregate milestone payments if all the regulatory and sales thresholds specified in the agreement are achieved, plus tiered double-digit royalty payments. The agreement with Takeda includes two deliverables: the granting of a license and manufacturing, with related product supply. In accordance with the accounting guidance on revenue recognition for multiple-element agreements, the product supply element of the agreement meets the criteria for separation. Given there was no additional obligation associated with the license element, the up-front license fee of $1.0 million from Takeda was recognized as revenue in the third quarter of 2012.
Actavis plc
Warner Chilcott Company, Inc., now a subsidiary of Actavis plc acquired the Vitaros® United States (“U.S.”) commercial rights in 2009. In 2012, the Company entered into a supply and testing agreement with Warner Chilcott UK Limited, a subsidiary of Actavis plc (Warner Chilcott UK Limited and Warner Chilcott Company, Inc. collectively referred to herein as “Actavis”), to supply and provide testing services related to Vitaros®. The Company determined that the agreement with Actavis included two deliverables: certain contract services and product supply. The product supply element and contract services element of the agreement were treated as separate units of accounting. No revenue was recognized associated with the product supply element. Revenue associated with the contract services element was fully recognized in 2013 using the proportional performance method over the period in which the contract services were performed.
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
In June 2013, the Versailles Civil Court (the “Civil Court”) authorized the French Works Council (representing individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to the Company for a hearing in the Civil Court in September 2013. In the summons it was claimed that the Company was the co-employer of the individuals working for Scomedica SAS and that, as such, was liable for the financing of a job protection plan. The summons sought €4.1 million ($5.2 million as of September 30, 2014) from the Company.
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
Pursuant to the aforementioned license and settlement agreements, Majorelle agreed to make certain severance payments of approximately $2.0 million to the former French Subsidiaries’ employees on behalf of the Company, a portion of which were made in May 2014. In addition, the Parties to the GSA as well as each of the former French Subsidiaries’ employees waived all claims they had asserted or could have asserted against the Company related to the liquidation and reorganization of the French Subsidiaries. In June 2014, consistent with the GSA, the Works Council withdrew its previously submitted €4.1 million claim in the Civil Court, all parties accepted the withdrawal and the Civil Court judge closed the discussions between all parties. The final procedural step occurred in October 2014, when the Company received a written judgment from the Civil Court acknowledging the dismissal of the claim and the closure of the litigation. Given the existence of the aforementioned ratified GSA, the accepted withdrawal and the closure of the discussions by the Civil Court judge, it was concluded during the second quarter of 2014 that the Company was relieved of all claims previously asserted by the French Works Council.
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
The $4.0 million of license value was recognized as license fee revenue in the Company’s statements of operations in the second quarter ($3.0 million) and third quarter ($1.0 million) of 2014 (see note 2 for more details).
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

The Company has recorded the gain of approximately $0.7 million as discontinued operations within its statement of operations during the nine months ended September 30, 2014. Historically, the Company reflected the operations and subsequent cash collections associated with the sale of the business as a component of continuing operations, on the line recovery on sale of subsidiary within the consolidated statement of operations. However, the Company has elected to not correct these prior period amounts which are deemed inconsequential.
4.    Other Financial Information
Inventory
Inventory is comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$160	$209
Work in process	69	127
Finished goods	92	—
Inventory	$321	$336
Accrued expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Professional fees	$623	$997
Outside research and development services	668	298
Deferred compensation	180	184
Environmental remediation services	131	168
Other	223	472
	$1,825	$2,119
Pursuant to the March 2013 sale of its New Jersey facility, the Company has $0.3 million of restricted cash held in escrow for environmental remediation services to be performed and for property taxes, both of which are the obligation of the Company. The Company has recorded a liability for the environmental remediation, which represent the best estimate of the total obligations and are expected to be satisfied within the current year and are therefore classified as current restricted cash and current liabilities, respectively.
5.    Convertible Notes Payable
On December 7, 2012, the Company issued convertible notes (the “2012 Convertible Notes”). The 2012 Convertible Notes are, at the holders’ option, redeemable in cash upon maturity at December 31, 2014, or convertible into shares of common stock at a conversion price ($2.54 per share as of September 30, 2014), which is subject to adjustment upon certain dilutive issuances of common stock. The 2012 Convertible Notes bear interest at 7% per annum, which is payable quarterly.
The fair value of the 2012 Convertible Notes was determined based on a discounted cash flow model using a risk adjusted annual interest rate of approximately 16%, which represents a Level 3 measurement within the fair value hierarchy given that this is an unobservable input. The fair value of these notes as of September 30, 2014 approximates the book value. In accordance with the terms of the 2012 Convertible Notes, the holders redeemed $1.525 million of the principal on April 1, 2014, plus accrued interest. As of September 30, 2014, the remaining principal balance was $1.225 million.
The 2012 Convertible Notes have an anti-dilution provision that results in an embedded conversion feature that has been accounted for as a derivative. The fair value as of September 30, 2014 was determined using the following inputs: stock price of $1.51, 31% volatility, a 0.25 year term and a risk-free interest rate of 0.02%. The estimated fair value of the conversion feature as of September 30, 2014 and December 31, 2013 was $0 and $0.5 million, respectively, which has been recorded as a derivative liability in the consolidated balance sheets. These unobservable inputs represent a Level 3 measurement within the fair value hierarchy. The estimated fair value of the conversion feature is revalued on a monthly basis and any resulting increases or decreases in the estimated fair value are recorded within other income (expense).
During 2013, the Company issued 486,923 common shares upon the conversion of $1.25 million of the principal balance of the 2012 Convertible Notes into common stock. $0.7 million of the derivative liability was re-classified to additional paid in capital upon conversion, and $0.2 million of the debt discount was credited to additional paid in capital.
The Company’s convertible notes payable balance consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Principal amount of convertible notes	1,225	2,750
Less: unamortized debt discount	(22)	(150)
Total short-term debt	$1,203	$2,600
The Company recognized interest expense related to its convertible notes payable of $0.2 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.
On October 17, 2014, the Company repaid the 2012 Convertible Notes in full including accrued interest for a total payment of $1.2 million and issued warrants to the holders of such notes to purchase up to an aggregate of 480,392 shares of Common Stock, at an exercise price of $2.55 per share. The warrants are exercisable through December 31, 2015. Refer to note 9 for further details.
6.    Stockholders' Equity
Common Stock Purchase Agreement
In August 2014, the Company entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase, if the Company choses to sell and at the Company’s discretion, an aggregate of up to $22.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. The shares will be sold at a price equal to the lower of the lowest sales price of the Company’ s common stock on the purchase date or the average of the lowest three closing sales prices for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, the Company agreed to deliver to Aspire Capital a commitment fee in the form of common stock equal to 2% of $22.0 million in consideration for Aspire Capital's obligation to purchase up to $22.0 million of the Company’s common stock. This $0.4 million value of the commitment was satisfied by issuing to Aspire Capital 255,161 shares of common stock. During the third quarter of 2014, the Company sold approximately 1.7 million shares of its common stock to Aspire Capital at a weighted average sales price of $1.76 per share, for aggregate net proceeds of $2.9 million. As of September 30, 2014, the Company had $19.1 million remaining under the terms of the Aspire Purchase Agreement.
7.    Fair Value Measurements
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
The following table summarizes the Company’s liabilities that require fair value measurements on a recurring basis and their respective input levels based on the fair value hierarchy contained in accounting guidance for fair value measurements and disclosures (in thousands):

	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2014
Derivative liability related to 2012 Convertible Notes	$—	$—	$—	$—
As of December 31, 2013
Derivative liability related to 2012 Convertible Notes	$517	$—	$—	$517
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
The following table summarizes the continuing operations activity of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3 inputs) (in thousands):

Balance as of December 31, 2013	$517
Change in fair value measurement of derivative liability in connection with 2012 Convertible Notes, included in other expense	(517)
Balance as of September 30, 2014	$—
8.    Litigation
The Company was a party to the following litigation, and continues to be a party in certain other litigation that the Company does not deem material. The Company also, from time to time, is involved in litigation that arises in the ordinary course of business. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations. However, due to uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
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
In June 2013, the Civil Court authorized the French Works Council to deliver a writ of summons to the Company for a hearing in the Civil Court in September 2013. In the summons, it was claimed that the Company was the co-employer of the individuals working for Scomedica SAS and that, as such, was liable for the financing of a job protection plan. The summons sought €4.1 million ($5.2 million as of September 30, 2014) from the Company. During the second quarter of 2014, the Parties to the GSA as well as each of the former French Subsidiaries’ employees waived all claims they had asserted or could have asserted against the Company related to the liquidation and reorganization of the French Subsidiaries. In June 2014, consistent with the GSA, the Works Council withdrew its previously submitted €4.1 million claim in the Civil Court, all parties accepted the withdrawal and the Civil Court judge closed the discussions between all parties. The final procedural step occurred on October 7, 2014, when the Company received a written judgment from the Civil Court acknowledging the dismissal of the claim and the closure of the litigation. Given the existence of the aforementioned ratified GSA, the accepted withdrawal and the closure of the discussions by the Civil Court judge, it was concluded during the second quarter of 2014 that the Company was relieved of all claims previously asserted by the French Works Council.
See Note 3 for additional details on the conclusion of the Versailles Civil Court Summons.
9.    Subsequent Event

License Agreement and Stock Issuance Agreement
On October 17, 2014, the Company, through its wholly-owned subsidiary NexMed (U.S.A.), Inc., entered into a License Agreement (the “Forendo License Agreement”) and Stock Issuance Agreement (the “Stock Issuance Agreement”) with Forendo, under which the Company was granted certain exclusive rights to develop and commercialize fispemifene, a tissue-specific selective estrogen receptor modulator designed to treat secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men (the “Licensed Products”), in the United States.
In partial consideration of the licenses granted under the Forendo License Agreement, the Company issued to Forendo and its designee $7.5 million in value of Apricus common stock, represented by approximately 3.6 million shares of common stock, computed based on the 360-day average price of the Company’s common stock of $2.08 per share, and made an upfront cash payment of $5.0 million. The Forendo License Agreement includes additional potential clinical and regulatory milestone payments to Forendo of up to $45 million, for achievements including FDA approval, as well as potential commercial milestone payments totaling up to $260 million, based on achieving specified annual net sales levels up to $1.0 billion in the United States (“U.S.”). The Company will also pay tiered low double-digit royalties based on net sales. The Company will be responsible for the clinical development of fispemifene in the U.S, as well as all future commercialization efforts in the U.S. and its territories.
The term of the Forendo License Agreement will continue until the later of (i) ten years from the first commercial sale of a Licensed Product and (ii) the later of the expiration of the of the last valid claim of a patent covering the Licensed Product or the expiration or termination of regulatory exclusivity of the Licensed Product in the United States.
2012 Convertible Notes
On October 17, 2014, the Company amended the terms of the 7% Convertible Notes due December 31, 2014. At that date, the remaining aggregate principal amount due was $1.225 million on the Notes. Pursuant to the amendment, the Company repaid the Notes in full with accrued interest and issued warrants to the former note holders to purchase up to an aggregate of 480,392 shares of Common Stock, at an exercise price of $2.55 per share. The warrants are exercisable through December 31, 2015.
Credit Agreement
On October 17, 2014 (the “closing date”), the Company entered into a loan and security agreement (the “credit facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), pursuant to which the lenders agreed to make term loans totaling up to $10.0 million available to the Company in order to pay off existing indebtedness and for working capital and general business purposes. The first $5.0 million term loan was funded on the closing date of the credit facility. A second term loan of up to a principal amount of $5.0 million may be funded at the Company’s request prior to April 30, 2015, subject to certain conditions. Upon the entry into the credit facility, the Company was required to pay the lenders a facility fee of $0.1 million. The credit facility is secured by substantially all of the Company’s assets other than its intellectual property.
Each term loan under the credit facility bears interest at an annual rate determined on the date of funding for each loan as the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the applicable term loan (which shall not be less than 0.23%), plus (b) 7.72%, such rate to be fixed at the time of borrowing. The first term loan bears interest at an annual rate of 7.95%. The Company is required to make interest-only payments following the funding of each term loan through November 1, 2015 or, under certain circumstances, through May 1, 2016. All outstanding term loans under the credit facility will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lenders in consecutive monthly installments following such interest-only period. Each term loan under the credit facility matures on October 1, 2018. Upon repayment of each term loan, the Company is also required to make a final payment to the lenders equal to 6.00% of the original principal amount of such term loan funded.
On the closing date of the credit facility, in connection therewith, the Company issued to Oxford and SVB, as the sole lenders on the closing date, a warrant to purchase up to 193,798 shares of common stock, at an exercise price of $1.29 per share. The warrants expire ten years from each date of issuance.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section herein and in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 17, 2014. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.
Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships, the timing of planned launches of Vitaros® in various countries by commercial partners, the planned commencement of clinical trials for RayVa™, the commencement of a Phase 2b trial with fispemifene and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out the commercial launch of Vitaros® in various territories and the potential for delays in the timing of commercial launch, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section herein and in our Annual Report on Form 10-K for the year ended December 31, 2013, many of which are outside our control.
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
General
We are a Nevada corporation that was initially formed in 1987. We have operated in the pharmaceutical industry since 1995, with a current primary focus on product development and commercialization of products and product candidates in the areas of specialty urology, rheumatology and women’s health. Our proprietary drug delivery technology is a permeation enhancer called NexACT® and we have one approved drug, Vitaros®, which uses the NexACT® delivery system and is approved for the treatment of erectile dysfunction (“ED”) in Canada and through the European Decentralized Procedure (“DCP”) in Europe. Vitaros® was launched by our licensee partners in certain territories in Europe in mid-2014 and we expect that commercial launches of Vitaros® by our licensee partners will continue to occur throughout 2014 and 2015. We have a second-generation Vitaros® product candidate (“Room Temperature Vitaros®”) in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions. RayVa™, our product candidate which also utilizes our proprietary permeation enhancer for the treatment of Raynaud's Phenomenon, recently received clearance from the U.S. Food and Drug Administration (“FDA”) to begin clinical studies, and our Phase 2a trial with RayVa™ is expected to begin before December 31, 2014.
We recently in-licensed fispemifene, a tissue-specific selective estrogen receptor modulator designed to treat secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men. We expect to commence a Phase 2b trial with fispemifene during the first half of 2015.
In the area of women’s health, we are seeking to out-license our product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), to one or more partners for future development.
Segment Information

We operate under one segment which develops pharmaceutical products.
Growth Strategy
To develop and commercialize our proprietary products and product candidates, through these primary initiatives:
Commercialize Vitaros® through partnerships
We currently have commercial partnerships for Vitaros® with the following pharmaceutical companies in the countries indicated:

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
Takeda, our commercialization partner in the UK, became the first to market Vitaros® with its launch in June 2014. In August 2014, Sandoz launched Vitaros® in Sweden and Germany and in November 2014, Sandoz launched Vitaros® in Belgium. We expect additional launches in other approved countries by our commercial partners throughout the remainder of 2014 and 2015.
During 2014, we commenced shipment of our product Vitaros® to certain commercialization partners and expect to continue to ship product as commercialization partners launch in other approved countries throughout 2014 and 2015. See “-Results of Operations for the Three Months Ended September 30, 2014 and 2013” and “-Results of Operations for the Nine Months Ended September 30, 2014 and 2013” for more details on Vitaros® product shipments.
In the United States (“U.S.”), we sold the commercial rights to Vitaros® in 2009 to Warner Chilcott Company, Inc., now a subsidiary of Actavis plc. (“Actavis”).
We believe there is a significant commercial opportunity for Vitaros® in the U.S. and are in discussions with Actavis to explore the various options available to move the Vitaros® clinical development program forward in the U.S.
Develop additional technologies and products based upon proprietary technologies developed in-house or acquired from third-parties focused on enhancing men and women’s health and well-being
In October 2014, we signed an in-license agreement with Forendo Pharma Ltd., (“Forendo”) under which we were granted certain exclusive rights to develop and commercialize fispemifene, a tissue-specific selective estrogen receptor modulator designed to treat secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men, in the United States. We intend to initiate a Phase 2b development program in the first half of 2015.
In May 2014, we received clearance from the FDA to begin clinical testing of RayVa™, our product candidate for the treatment of Raynaud’s Phenomenon. Raynaud's Phenomenon is characterized by vasoconstriction in the hands, feet or other extremities, resulting in reduced blood flow and the sensation of pain, which can become severe. RayVa™ combines alprostadil, a vasodilator, with our proprietary permeation enhancer DDAIP.HCl, and is applied as an on-demand topical cream to affected extremities. A Phase 2a trial for RayVa™ is expected to begin patient enrollment before the end of 2014.

We are continually evaluating other product candidates and we may also acquire or develop other complementary products leveraging our regulatory and development experience.
Establish new Vitaros® licensing partnerships with pharmaceutical companies
We will in the future seek new partnerships to license and commercialize Vitaros® in remaining major markets not covered by existing partnerships for Vitaros®. These primarily consist of the following countries and regions: (1) Latin America: Mexico, Brazil and other Central and South American countries, and (2) certain Asian markets, including Japan and China. Based on the terms of our existing Vitaros® partnerships, we expect that any such additional agreements will provide us with up-front payments and the right to receive regulatory and sales milestone payments as well as royalty payments.
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
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2014, we had an accumulated deficit of $272.6 million, recorded a net loss of $4.5 million for the nine months ended September 30, 2014, and have been principally financed through the public offering of our common stock and other equity securities, debt financing and up-front payments received from commercial partners for our products under development. Funds raised in recent periods include 1) $15.8 million from our May 2013 follow-on public offering 2) $2.2 million during the nine months ended September 30, 2014 from the sale of common stock via our at-the-market (“ATM”) stock selling facility and 3) $2.9 million in net proceeds from the sale of common stock from our committed equity financing facility in the third quarter of 2014. In 2013, we divested certain non-core assets for net cash consideration of $8.0 million, primarily related to the sale of our New Jersey facility, the sale of our Totect® assets, and the sale of securities from an investment previously held. These cash-generating activities should not necessarily be considered an indication of our ability to raise additional funds in any future periods due to the uncertainty associated with raising capital.
Our cash and cash equivalents as of September 30, 2014 were $16.1 million. During the nine months ended September 30, 2014, we received an up-front license payment of $2.0 million from Sandoz, a regulatory milestone payment of $0.2 million from Majorelle for approval of Vitaros® in France, an up-front license payment of $2.5 million from Recordati, and $0.7 million from BioTox Sciences. We expect to require additional external financing to fund our long-term operations. These cash inflows were offset by principal cash payments of approximately $1.525 million plus accrued interest, made by us to holders of our convertible notes (“2012 Convertible Notes”) who exercised their redemption rights in the second quarter of 2014. In addition, in October of 2014, we received a $0.5 million milestone payment from Sandoz for the launch of Vitaros® in Sweden.
In August 2014, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), which provides that Aspire Capital is committed to purchase, if we chose to sell and at our discretion, an aggregate of up to $22.0 million of shares of our common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by us by delivering notice to Aspire Capital. The shares will be sold at a price equal to the lower of the lowest sales price of the Company’ s common stock on the purchase date or the average of the lowest three closing sales prices for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, we agreed to deliver to Aspire Capital a commitment fee in the form of common stock equal to 2% of $22.0 million in consideration for Aspire Capital's obligation to purchase up to $22.0 million of our common stock. This $0.4 million value of the commitment was satisfied by issuing to Aspire Capital 255,161 shares of common stock. During the third quarter of 2014, we sold approximately 1.7 million shares of our common stock to Aspire Capital at a weighted average sales price of $1.76 per share, for aggregate net proceeds of $2.9 million. As of September 30, 2014, we had $19.1 million remaining under the terms of the Aspire Purchase Agreement.
On October 17, 2014, we entered into a $10.0 million credit agreement pursuant to which the lenders agreed to make term loans available us in order to pay off existing indebtedness and for working capital and general business purposes. The first $5.0 million term loan was funded on October 17, 2014 and a portion of the cash proceeds from the term loan were used to fund the $5.0 million upfront cash payment made to Forendo, in connection with us entering into a license agreement on the same day. A second term loan of up to $5.0 million will be made available upon our request prior to April 30, 2015, subject to the initiation of a Phase 2b trial of our fispemifene program, which we expect to initiate during the first half of 2015.
On the date of the funding of the new $5.0 million term loan, we made the final principal payments of $1.225 million of convertible notes and issued warrants to the note holders to purchase up to an aggregate of 480,392 shares of Common Stock, at an exercise price of $2.55 per share. These notes, which were originally due on December 31, 2014, are now paid in full.
Based upon our current operating plan, the access to additional capital under our committed equity financing facility and potential to borrow an additional amount up to $5.0 million in term loans, we believe we have sufficient cash to fund our on-going operations through 2015. We expect to have net cash outflows from operations during the remainder of 2014 and during 2015 as we support the market approvals and partner commercialization plans for Vitaros®, further develop Room Temperature Vitaros®, initiate a Phase 2a development program for RayVa™, our product candidate for the treatment of secondary Raynaud’s Phenomenon, initiate a Phase 2b development program for fispemifene, our product candidate for secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men and incur other operating expenses.
We expect the majority of our cash inflows from operations during the remainder of 2014 and in 2015 will be from licensing and milestone revenues received from existing and potentially new commercial partners for licenses granted for Vitaros®. We also expect cash inflows to include royalty payments from the sale of Vitaros® by our partners in approved territories. The sales of Vitaros® by commercial partners began late in the second quarter of 2014 in the United Kingdom. Royalties were insignificant for the three and nine months ended September 30, 2014 and are not expected to be significant for 2014 since the product sales by partners were only initiated during the second half of 2014. Royalty revenues are expected to be more significant in 2015 as sales expand in territories where the product is launched and as additional territories begin to market Vitaros®.
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
We currently have two effective shelf registration statements on Forms S-3 filed with the SEC under which, from time to time, we may offer any combination of debt securities, common and preferred stock and warrants. As of September 30, 2014, we have approximately $141.5 million available under the S-3 shelf registration statements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
Revenue Recognition
We have entered into supply and manufacturing agreements with certain of our licensee partners for the manufacture and delivery of Vitaros® product. We generally do not permit our licensee partners to return product, unless the product sold is short dated, as defined in each respective license agreement.
We recognize revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.
In 2014, we commenced shipping of our Vitaros® product to our licensee partners. During the nine months ended September 30, 2014, we shipped to our licensee partners approximately 312,000 individual units of Vitaros® product and recognized product sales revenue on certain of these shipments of approximately $0.4 million, as the criteria for revenue recognition were met. We have deferred revenue related to Vitaros® product shipments of approximately $0.2 million, due to certain criteria with respect to product expiration under which the licensee partner has the right to return product until expiry. For these shipments, we deferred revenue recognition as we were unable to reasonably estimate returns. We will defer revenue recognition on these shipments until the right of return no longer exists, which is the earlier of evidence that the product has been sold through to the end customer or the expiration of the right of return.
Results of Operations for the Three Months Ended September 30, 2014 and 2013
Revenues and gross profit from continuing operations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
License fee revenue	$1,500	$—	$1,500	N/M
Product sales	398	—	398	N/M
Contract service revenue	—	28	(28)	(100)%
Total revenue	1,898	28	1,870	6,679%
Cost of product sales	485	—	485	N/M
Cost of service revenue	—	15	(15)	(100)%
Gross profit	$1,413	$13	$1,400	10,769%
Revenue
The $1.5 million increase in license fee revenue during the three months ended September 30, 2014 as compared to the same period in the prior year is due to the recognition of previously deferred license fee revenue and milestone revenue earned during the quarter. During the three months ended September 30, 2014, we recognized $1.0 million in license fee revenue associated with the Majorelle license agreement and $0.5 million associated with the Sandoz license agreement, as compared to $0 in license fee revenue received during the third quarter of 2013.
The $0.4 million increase in product sales during the three months ended September 30, 2014 as compared to the same period in the prior year was due to recognition of revenue from Vitaros® product shipments to our commercialization partners. We commenced shipping Vitaros® during 2014 and recognized revenue on approximately 179,000 units of Vitaros® during the three months ended September 30, 2014.
We expect revenue generated during the fourth quarter of 2014 and in 2015 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product, from product sales from the shipment of Vitaros® to licensee partners and royalties from licensee partners. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
Cost of Product Sales
Our cost of product sales includes direct material and manufacturing overhead associated with the production of inventories. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products. The $0.5 million increase in cost of product sales during the three months ended September 30, 2014, as compared to the same period in the prior year, is due to the shipment and recognition of revenue and the related costs on approximately 179,000 units of Vitaros®.
Costs and Expenses
Costs and expenses from continuing operations were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Costs and expenses
Research and development	$1,876	$919	$957	104%
General and administrative	2,719	2,866	(147)	(5)%
Gain on contract settlement	—	(534)	534	(100)%
Recovery on sale of subsidiary	—	(75)	75	(100)%
Total costs and expenses	4,595	3,176	1,419	45%
Loss from operations	$(3,182)	$(3,163)	$(19)	1%
Research and Development Expenses
Research and development (“R&D”) costs are expensed as incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf pursuant to development and consulting agreements in place. The $1.0 million increase in our R&D expenditures during the three months ended September 30, 2014, as compared to the same period in the prior year, is primarily due to the development of Room Temperature Vitaros® and for costs associated with the establishment of our second production site, both of which are expected to continue during the remainder of 2014.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. The $0.1 million decrease in general and administrative expenses during the three months ended September 30, 2014, as compared to the same period in the prior year, is primarily due to a decrease in outside legal expenses.
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
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Other (expense) income
Interest expense, net	$(44)	$(174)	$130	(75)%
Other income, net	94	138	$(44)	(32)%
Total other expense	$50	$(36)	$86	(239)%
Interest Expense, net
Interest expense decreased $0.1 million during the three months ended September 30, 2014 as compared to the same period in the prior year, primarily due to non-cash interest expense related to contingent consideration, which no longer exists following an agreement with TopoTarget USA, Inc., executed during the third quarter of 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013
Revenues and gross profit from continuing operations were as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
License fee revenue	$6,954	$669	$6,285	939%
Product sales	398	—	398	N/M
Contract service revenue	—	1,480	(1,480)	(100)%
Total revenue	7,352	2,149	5,203	242%
Cost of product sales	560	—	560	N/M
Cost of service revenue	—	2,568	(2,568)	(100)%
Gross profit (loss)	$6,792	$(419)	$7,211	(1,721)%
Revenue
The $6.3 million increase in license fee revenue during the nine months ended September 30, 2014 as compared to the same period in the prior year is primarily due to the recognition of license fee revenue for amounts that had previously been deferred due to necessary recognition criteria still outstanding at the time of receipt of payment. During the nine months ended September 30, 2014, we recognized $4.0 million in revenue associated with the Majorelle license agreement, approximately $2.5 million associated with the Recordati license agreement and $0.5 million associated with the Sandoz license agreement, as compared to $0.6 million in license fee revenue recognized from Bracco during the first nine months of 2013.
The $0.4 million increase in product sales during the nine months ended September 30, 2014, as compared to the same period in the prior year was due to recognition of revenue from Vitaros® product shipments to our commercialization partners. We commenced shipping Vitaros® during 2014 and recognized revenue on approximately 179,000 units of Vitaros® during the nine months ended September 30, 2014.
Also, during the nine months ended September 30, 2013, we had approximately $1.5 million in contract service revenue related to our former French Subsidiaries, which were deconsolidated in April 2013.
We expect revenue generated during the remainder of 2014 and in 2015 will be from licensing and milestone revenues received from commercial partners for our Vitaros® product, from product sales from the shipment of Vitaros® to licensee partners and royalties from licensee partners. The timing of these revenues are uncertain, as such our revenue will vary significantly between periods.
Cost of Product Sales and Service Revenue
The $2.6 million decrease in cost of service revenue during the nine months ended September 30, 2014, as compared to the same period in the prior year, is primarily due to the lack of contract services activity in 2014 following the deconsolidation of our former French Subsidiaries in April 2013.
The $0.6 million increase in cost of product sales during the nine months ended September 30, 2014, as compared to the same period in the prior year, is primarily due to shipment and recognition of revenue and the related cost on approximately 179,000 units of Vitaros®.

Costs and Expenses
Costs and expenses from continuing operations were as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Costs and expenses
Research and development	$5,423	$3,867	$1,556	40%
General and administrative	8,655	10,446	(1,791)	(17)%
Gain on contract settlement	(910)	(534)	(376)	70%
Recovery on sale of subsidiary	(50)	(180)	130	(72)%
Deconsolidation of former French Subsidiaries	(846)	(641)	(205)	32%
Total costs and expenses	$12,272	$12,958	$(686)	(5)%
Loss from operations	$(5,480)	$(13,377)	$7,897	(59)%
Research and Development Expenses
The $1.6 million increase in our R&D expenditures during the nine months ended September 30, 2014, as compared to the same period in the prior year, was primarily due to the development of Room Temperature Vitaros® and for costs associated with the establishment of our second production site, both of which are expected to continue during the remainder of 2014.
General and Administrative Expenses
The $1.8 million decrease in general and administrative expenses during the nine months ended September 30, 2014, as compared to the same period in the prior year, is primarily due to costs incurred in 2013 related to the former French Subsidiaries, which were deconsolidated during the second quarter of 2013 as well as one-time severance-related charges due to the departure of an executive officer during the first half of 2013.
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the nine months ended September 30, 2014, represents the fair value of the 388,888 escrowed common shares that were returned to us in connection with the settlement with former managers of the French Subsidiaries. These shares were restored as authorized but unissued common stock in March 2014. The $0.5 million gain on contract settlement recorded during the nine months ended September 30, 2013, represents the difference between the $1.2 million in common shares issued to TopoTarget in exchange for the extinguishment of $1.7 million of contingent consideration.
Deconsolidation of former French Subsidiaries
As a result of our former French Subsidiaries entering into judicial liquidation procedures in April 2013, we deconsolidated the former French Subsidiaries in the second quarter of 2013, which resulted in a non-cash benefit of $0.6 million in the second quarter of 2013. At that time, we also recorded a liability of $2.8 million, equal to the net deconsolidated liabilities. In June 2014, the Works Council withdrew their previously submitted claim in the Civil Court, which was accepted by us and acknowledged by the Civil Court judge, who as a consequence, closed the discussions between all parties. As a result, during the second quarter of 2014, we released the $2.8 million liability previously reflected in our consolidated balance sheet and recognized approximately $0.8 million as a gain on deconsolidation in our statement of operations. See notes 3 and 8 to our consolidated financial statements.

Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Other (expense) income
Interest expense, net	$(220)	$(618)	$398	(64)%
Other income (expense), net	511	(240)	751	(313)%
Total other income (expense)	$291	$(858)	$1,149	(134)%
Interest Expense, net
Interest expense decreased $0.4 million during the nine months ended September 30, 2014 as compared to the same period in the prior year, primarily due to non-cash interest expense related to contingent consideration, which no longer exists following an agreement with TopoTarget USA, Inc., executed during the third quarter of 2013.
Other Income (Expense), net
Other income (expense), net, increased $0.8 million during the nine months ended September 30, 2014 as compared to the same period in the prior year primarily due to the change in the fair value of the derivative liability related to the 2012 Convertible Notes. See Note 5 to our consolidated financial statements.
Cash Flow Summary
The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change
Net cash used in operating activities from continuing operations	$(8,913)	$(15,928)	$7,015
Net cash (used in) provided by investing activities from continuing operations	(450)	3,438	(3,888)
Net cash provided by financing activities from continuing operations	3,376	16,623	(13,247)
Net cash provided by discontinued operations	691	1,356	(665)
Net (decrease) increase in cash and cash equivalents	$(5,296)	$5,489	$(10,785)
Operating Activities from continuing operations
Cash used in operating activities was $8.9 million during the nine months ended September 30, 2014, as compared to $15.9 million in the same period in the prior year. The $7.0 million change in cash used in operating activities during this period was primarily due to cash inflows of approximately $6.0 million during the first nine months of 2014, which were primarily due to up-front license fees received from Recordati, Sandoz and Majorelle and cash received for product sales, offset by cash expenditures of approximately $4.2 million per quarter. We had minimal cash inflows during the first nine months of 2013 from operating activities, offset by cash expenditures of approximately $14.9 million during the first nine months of 2013. The $9.0 million decrease in net loss from continuing operations from the first nine months of 2013 to the first nine months of 2014 was adjusted for non-cash items such as stock based compensation expense of $1.5 million, a $0.9 million gain on contract settlement and $0.8 million from the net deconsolidation of our former French Subsidiaries. The change in net operating assets and liabilities resulted mainly from changes in deferred revenue related to up-front payments received from Majorelle, Recordati, and Sandoz, offset by a decrease in accrued compensation related to bonuses and vacation.
Investing Activities from continuing operations
Cash used in investing activities totaled $0.5 million during the nine months ended September 30, 2014 as compared to $3.4 million provided in the same period of the prior year. The $3.9 million decrease in cash was primarily due to proceeds received in 2013 from the sale of our New Jersey facility.

Financing Activities from continuing operations
Cash provided by financing activities totaled $3.4 million during the nine months ended September 30, 2014 as compared to $16.6 million in the same period of the prior year. The $13.2 million decrease in cash was primarily due to $15.8 million received in May 2013 as a result of our follow-on public offering.
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and there have been no material changes during the three and nine months ended September 30, 2014, except as noted below.
Revenue
Product Sales
We recognize revenue from product sales when it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed and determinable and (4) collectability is reasonably assured.
We recognize revenue from product sales upon shipment or release to the commercialization partners as ownership, title and risk of loss transfer to the commercialization partners, and at which time the commercialization partners no longer have product return rights, other than for latent defects. In certain instances we defer revenue recognition on Vitaros® product shipments in which the customer has return rights as we are unable to reasonably estimate returns.
Royalty Revenues
We rely on our commercial partners to sell our product, Vitaros®, in approved markets. We will receive royalties from licensee partners based upon the amount of sales of licensed Vitaros® product consummated by our commercial partners. Royalty revenues will be computed based on sales reported to us by our licensee partners on a quarterly basis and agreed upon royalty rates for the respective license agreement. Royalty revenue will be recorded when the results reported to us by our licensee partners are estimable.
Cost of Product Sales
Our cost of product sales includes direct material and manufacturing overhead associated with the production of inventories. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products.
Deferred Cost of Product Sales
Deferred cost of product sales are stated at the lower of cost or net realizable value and include product sold where title has transferred, but the criteria for revenue recognition have not been met. Deferred cost of product sales are included in prepaid expenses and other current assets in the consolidated balance sheets.
Inventory valuation
Inventories are stated at the lower of cost or estimated realizable value. We capitalize inventory costs associated with our products after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and write-down such inventories as appropriate. In addition, our products are subject to strict quality control and monitoring which is performed throughout the manufacturing process, which takes place at our contract manufacturer. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.
Recently adopted accounting standards
See Note 1 to our consolidated financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of the material weaknesses in internal control over financial reporting described below.
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
Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014, based on criteria in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Material Weaknesses Plan for Remediation and Remediation Activities Taken
Beginning in the latter part of 2013 and during the first nine months of 2014, we have engaged in and are continuing to engage in efforts to improve our internal control over financial reporting and our disclosure controls and procedures. Specifically, we made changes in the quantity and capabilities of the accounting staff and appointed and have been working with an outside consulting firm to assist in enhancements of the Company’s internal control procedures, which will include monitoring and oversight over controls in the financial reporting process.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect such controls. However, as described above, we have continued to engage in efforts to improve our internal control over financial reporting.
PART II.    Other Information
ITEM 1.    Legal Proceedings
We were a party to the following litigation, and continue to be a party in certain other litigation that we do not deem material. We also from time to time, are involved in litigation that arises in the ordinary course of business. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
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
In June 2013, the Versailles Civil Court authorized the French Works Council (which represents individuals previously employed by the former French Subsidiaries) to deliver a writ of summons to us for a hearing in the Civil Court in September 2013. In the summons, it was claimed that we were the co-employer of the individuals working for Scomedica SAS and that, as such, were liable for the financing of a job protection plan. The summons sought €4.1 million ($5.2 million as of September 30, 2014) from us. During the second quarter of 2014, the Parties of the GSA as well as each of the former French Subsidiaries’ employees waived all claims they had asserted or could have asserted against us related to the liquidation and reorganization of the French Subsidiaries. In June 2014, consistent with the GSA, the Works Council withdrew its previously submitted €4.1 million claim in the Civil Court, all parties accepted the withdrawal and the Civil Court judge closed the discussions between all parties. The final procedural step occurred on October 7, 2014, when the Company received a written judgment from the Civil Court acknowledging the dismissal of the claim and the closure of the litigation.
See Notes 3 and 8 to our consolidated financial statements for details on the conclusion of the Versailles Civil Court Summons.

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
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $272.6 million from our inception through September 30, 2014. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful commercialization of Vitaros® in major markets outside the United States, and (2) the successful development, approval and commercialization of our proposed NexACT® product candidates including Femprox® and RayVa™, and our fispemifene product candidate. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
Revenues based on Vitaros® represent a substantial portion of our current and expected future revenues.
Our marketing partners are obligated to pay us royalties on their sales of Vitaros®. These payments are expected to be a substantial portion of our ongoing revenues for some time. As a result, any setback that may occur with respect to Vitaros® could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Vitaros® could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the product, as well as higher than expected total rebates, returns or discounts.
In markets where Vitaros® is approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®.
In markets where Vitaros® has received regulatory approval, including in Canada and Europe and in the United Kingdom, Sweden, Germany and Belgium where our marketing partners have launched commercial sales of Vitaros®, we do not have or expect to have any sales or marketing infrastructure. Accordingly, our operating results and long-term success is substantially dependent on the commercialization efforts of our marketing partners. Consummation of new Vitaros® and NexACT® partnering arrangements is subject to the negotiation of complex contractual relationships and we may not be able to negotiate such agreements on a timely basis, if at all, or on terms acceptable to us. In jurisdictions where we have commercialized our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’ commercialization efforts for Vitaros® are unsuccessful, we may realize little or no revenue from sales in such markets.

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
Any failure of our partners to adequately perform their obligations under our license agreements for Vitaros® or any of our other product candidates or the termination of such agreements could have a material and adverse impact on our business.
Our business is dependent in part on the success of our product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.
Our future success depends in part on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates before we receive regulatory approval from the United States Food and Drug Administration, or FDA or in the U.S., and comparable foreign regulatory authorities in overseas jurisdictions, and we may not receive such regulatory approvals on a timely basis, or at all.
Our clinical development plan for RayVa™ includes a Phase 2a clinical trial, a Phase 2b clinical trial and two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We expect to initiate the Phase 2a clinical trial before the end of 2014 and the Phase 2b trial in 2015. Our clinical development plan for fispemifene includes a Phase 2b clinical trial and two Phase 3 clinical in patients with secondary hypogonadism. We expect to initiate the Phase 2b clinical trial in the first half of 2015. There is no guarantee that these clinical trials will commence or be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee you that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
We cannot anticipate when or if we will seek regulatory review of our product candidates for any indication. We have not previously submitted an NDA to the FDA. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the U.S., and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize our product candidates as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma or secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men are not as significant as we estimate, our business and prospects will be harmed.
The FDA regulatory approval process is lengthy and time-consuming, and if we experience significant delays in the clinical development and regulatory approval of our product candidates, our business may be substantially harmed.
We may experience delays in commencing and completing clinical trials of our product candidates. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Any of our planned clinical trials may be delayed for a variety of reasons, including delays related to:

•	the availability of financial resources for us to commence and complete our planned clinical trials;

•
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining independent institutional review board, or IRB, approval at each clinical trial site;

•	obtaining regulatory approval to commence clinical trials in each country;

•	recruiting a sufficient number of eligible patients to participate in a clinical trial;

•	having patients complete a clinical trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of our product candidate for use in clinical trials.
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
We could encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs in the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CRO’s and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their services, we have limited influence over their actual performance. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenues from our product candidates. Any of these occurrences may harm our business, prospects, financial condition and results of operations. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize our product candidates and our business will be adversely impacted.
If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our product candidates, which will impair our ability to generate additional revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is both safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements is unpredictable but typically takes several years following the commencement of clinical trials, and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We have not commenced any clinical trials of our product candidates to date, and we cannot predict if or when our planned clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for our product candidates.
Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of the proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that our product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of an NDA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failure to obtain regulatory approval to market our product candidates, which would significantly harm our business, prospects, financial condition and results of operations. In addition, any approvals that we obtain may not cover all of the clinical indications for which we are seeking approval, or could contain significant limitations in the form of narrow indications, warnings, precautions or contra-indications with respect to conditions of use. In such event, our ability to generate revenues would be greatly reduced and our business would be harmed.
Even if we receive regulatory approval for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP requirements, and current good clinical practice, or cGCP, requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

     The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors are subject to a number of regulations and standards.
We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultant and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies; including those laws that require the reporting of true, complete and accurate information to the FDA and other similar foreign regulatory bodies, (2) manufacturing standards, (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or (4) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
The terms of our credit facility place restrictions on our operating and financial flexibility.
On October 17, 2014, we entered into a loan and security agreement, or the credit facility, with Oxford Finance LLC, or Oxford, and certain other lenders party thereto from time to time, or the lenders, including Silicon Valley Bank, or SVB, that is secured by substantially all of our assets, excluding intellectual property. The outstanding principal balance under the credit facility was $5.0 million at the closing of the loan and security agreement on October 17, 2014.
The credit facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions.
The credit facility also includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the term loans under the credit facility, including foreclosure against our properties securing the credit facilities, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the credit facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.
If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
We are party to a license agreement with Forendo Pharma Ltd. that imposes, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing agreement, we are obligated to pay royalties on net product sales of fispemifene to the extent they are covered by the agreement. If we fail to comply with our obligations under current or future license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of product candidates being developed using rights licensed to us under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3.     Defaults Upon Senior Securities
Not applicable.
ITEM 4.     Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

2.1
Amendment to Stock Purchase Agreement, dated June 13, 2014, by and between Apricus Biosciences, Inc. and Samm Solutions, Inc. (doing business as BTS Research and formerly doing business as BioTox Sciences) (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with Securities and Exchange Commission on August 11, 2014).

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

4.6
Form of Warrant issued to the Holders under the Amendment Agreement, dated as of October 17, 2014, by and among Apricus Biosciences, Inc., The Tail Wind Fund Ltd., Solomon Strategic Holdings, Inc., and Tail Wind Advisory & Management Ltd. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.7
Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among Apricus Biosciences, Inc., NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank. (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

10.1
Form of Stock Option Grant Notice and Stock Option Agreement under the Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.2	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.3
Common Stock Purchase Agreement, dated August 12, 2014, by and between the Company and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 12, 2014).

10.4
Registration Rights Agreement, dated August 12, 2014, by and between the Company and Aspire Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 12, 2014).

10.5†
License Agreement by and between NexMed (U.S.A.), Inc. and Forendo Pharma Ltd., dated as of October 17, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

10.6
Stock Issuance Agreement, by and among Apricus Biosciences, Inc., Forendo Pharma Ltd. and Birch & Lake Partners, LLC, dated as of October 17, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

10.7
Loan and Security Agreement by and among Apricus Biosciences, Inc., NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC and Silicon Valley Bank, dated as of October 17, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

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

(1) Furnished, not filed.
† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: November 10, 2014	/S/ STEVE MARTIN
Steve Martin
Senior Vice President, Chief Financial Officer and Secretary