Form 10-Q
period 2015-03-31
APRICUS BIOSCIENCES, INC.
filed 2015-05-11
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 6, 2015, 50,414,481 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,156	$11,400
Accounts receivable	513	678
Restricted cash	280	290
Inventories	217	275
Prepaid expenses and other current assets	869	646
Total current assets	18,035	13,289
Property and equipment, net	1,449	1,358
Other long term assets	153	162
Total assets	$19,637	$14,809

Liabilities and stockholders’ equity
Current liabilities
Notes payable	$531	$153
Accounts payable	880	860
Accrued expenses	5,016	4,555
Accrued compensation	550	1,112
Deferred revenue	181	226
Total current liabilities	7,158	6,906
Notes payable, net	4,294	4,626
Warrant liability	5,213	—
Deferred revenue	1,000	1,000
Other long term liabilities	302	358
Total liabilities	17,967	12,890

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value, 75,000,000 shares authorized, 50,414,481 and 44,330,006 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	50	44
Additional paid-in-capital	297,884	291,727
Accumulated deficit	(296,264)	(289,852)
Total stockholders’ equity	1,670	1,919
Total liabilities and stockholders’ equity	$19,637	$14,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
License fee revenue	$350	$—
Royalty revenue	88	—
Product sales	37	—
Total revenue	475	—
Cost of product sales	233	—
Gross profit	242	—
Operating expense (income)
Research and development	3,268	1,444
General and administrative	3,096	3,059
Gain on contract settlement	—	(910)
Recovery loss on sale of subsidiary	—	(50)
Total operating expense	6,364	3,543
Loss before other income (expense)	(6,122)	(3,543)
Other income (expense)
Interest expense, net	(146)	(107)
Other income (expense), net	(144)	388
Total other income (expense)	(290)	281
Net loss	$(6,412)	$(3,262)

Basic and diluted loss per common share	$(0.13)	$(0.09)
Weighted average common shares outstanding used for basic and diluted loss per share	47,632,760	37,872,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,412)	$(3,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on contract settlement	—	(910)
Depreciation and amortization	74	20
Non cash interest expense	46	59
Stock-based compensation expense	289	491
Warrant liability revaluation	136	—
Recovery on loss on sale of subsidiary	—	(50)
Derivative liability revaluation	—	(393)
Other	12	—
Changes in operating assets and liabilities:
Accounts receivable	165	(10)
Inventories	58	(28)
Prepaid expenses and other current assets	(223)	(103)
Other assets	(3)	(2)
Accounts payable	(68)	67
Accrued expenses	461	(203)
Accrued compensation	(562)	(468)
Deferred revenue	(45)	4,654
Other liabilities	(55)	(54)
Net cash used in operating activities	(6,127)	(192)
Cash flows from investing activities:
Purchase of fixed assets	(165)	(355)
Proceeds from sale of subsidiary	—	50
Net cash used in investing activities	(165)	(305)
Cash flows from financing activities:
Issuance of common stock and warrants, net of offering costs	10,957	1,641
Release (deposit) of restricted cash	10	(50)
Proceeds from the exercise of stock options	83	—
Repayment of capital lease obligations	(2)	(8)
Net cash provided by financing activities	11,048	1,583
Net increase in cash and cash equivalents	4,756	1,086
Cash and cash equivalents, beginning of period	11,400	21,405
Cash and cash equivalents, end of period	$16,156	$22,491

Non-cash investing and financing activities:
Liability incurred in connection with February 2015 financing	$88	$—
Liability incurred in connection with fixed asset purchases	$—	$70
Retirement of restricted stock	$—	$42
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of the Company’s management, all adjustments that are of a normal recurring nature and considered necessary for fair statement have been included in the accompanying condensed consolidated financial statements. Certain prior year items in the statement of cash flows have been reclassified to conform to the current year presentation. The condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $296.3 million as of March 31, 2015, recorded a net loss of approximately $6.4 million for the three months ended March 31, 2015 and has principally been financed through the sale of its common stock and other equity securities, debt financing and up-front payments received from commercial partners for the Company’s products under development.
In February 2015, the Company entered into subscription agreements with certain purchasers pursuant to which it sold an aggregate of 6,043,955 shares of its common stock and issued warrants to purchase up to an additional 3,021,977 shares of its common stock.  Each share of common stock was sold at a price of $1.82 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $1.82 per share, are exercisable beginning six months and one day after the date of issuance and expire on the seventh anniversary of the date of issuance. The total net proceeds from the offering were $10.9 million after deducting expenses of approximately $0.1 million. The subscription agreements grant certain of the purchasers preemptive rights to participate in future equity issuances by the Company, subject to certain exceptions, and require that the Company obtain permission from certain of the purchasers prior to selling shares under its committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”).
Based upon its current operating plan, the access to additional capital under its committed equity financing facility, potential to borrow an additional amount of up to $5.0 million under its credit facility with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), and the $10.9 million received from the Company’s February 2015 financing, the Company believes it has sufficient cash to fund its on-going operations through the second quarter of 2016.
Based on its recurring losses, negative cash flows from operations and working capital levels, the Company will need to raise substantial additional funds to finance its operations. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, its business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.
Warrant Liabilities

The Company’s outstanding common stock warrants issued in connection with its February 2015 financing are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

Fair Value Measurements
The Company determines the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy established by accounting guidance and prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Financial assets and liabilities that are measured or disclosed at fair value on a recurring basis, and are classified within the Level 3 designation include the common stock warrant liabilities. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
 The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability related to February 2015 financing	$5,213	—	$—	$5,213

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.  The following weighted-average assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2015:

Risk-free interest rate	1.46%
Volatility	132.47%
Dividend yield	—%
Expected term	6.86 years
Weighted average fair value	$1.72

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liability
Balance as of December 31, 2014	$—
Issuance of warrants in connection with February 2015 financing	5,077
Change in fair value measurement of warrant liability	136
Balance as of March 31, 2015	$5,213

Of the inputs used to value the outstanding common stock warrant liabilities as of March 31, 2015, the most subjective input is the Company’s estimate of expected volatility.  If volatility were increased to 150%, the weighted average fair market value of the outstanding common stock warrants outstanding would increase approximately $0.2 million, or 3.4%.
Revenue Recognition
The Company generates revenues from the licensing of technology rights, the sale of products, and historically, from the performance of contract sales services. Payments received under commercial arrangements, such as the licensing of technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products.
The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Consideration received for the Company’s license arrangements may consist of non-refundable upfront license fees, various performance or sales milestones, royalties upon sales of product, and the delivery of product and/or research services. The Company considers a variety of factors in determining the appropriate method of accounting under its license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.
Multiple element arrangements
The Company accounts for revenue arrangements with multiple elements by separating and allocating consideration according to the relative selling price of each deliverable. If an element can be separated, an amount is allocated based upon the relative selling price of each element. The Company determines the relative selling price of a separate deliverable using the price it charges other customers when it sells that product or service separately. If the product or service is not sold separately and third party pricing evidence is not available, the Company will use its best estimate of selling price.
Milestones
Revenue is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the arrangement and the Company’s efforts led to the achievement of the milestone (or if the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance). Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the arrangement, if any. The Company assesses whether a milestone is substantive at the inception of each arrangement.
License Fee Revenue
The Company defers recognition of non-refundable upfront fees if it has continuing performance obligations, without which the technology, right, product or service has no utility to the licensee separate and independent of its performance under the other elements of the applicable arrangement. Non-refundable, up-front fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the Company’s part are recognized as revenue when the license term commences and the licensed data, technology and/or compound is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.
Product Sales Revenue
The Company has supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. These agreements do not permit the Company’s licensee partners to return product, unless the product sold to the licensee partner is short-dated as defined in each respective license agreement. In those cases, the Company defers revenue recognition until the right of return no longer exists, which is the earlier of: (i) evidence that the product has been sold to an end customer or (ii) the right of return has expired. As such, the Company does not have a sales and returns allowance recorded as of March 31, 2015.
Beginning in 2014, the Company commenced shipment of its Vitaros® product to its licensee partners and recognized product sales revenue on certain of these shipments since the criteria for revenue recognition was met.
Royalty Revenue
The Company relies on its commercial partners to sell Vitaros® in approved markets. The Company receives royalties from licensee partners based upon the amount of sales of licensed Vitaros® product by its commercial partners. Royalty revenues are computed based on sales reported to the Company by its licensee partners on a quarterly basis and at the contractual royalty rates for each respective license agreement.
Cost of Product Sales
The Company’s cost of product sales includes direct material and manufacturing overhead associated with production. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products.
Deferred Cost of Product Sales
Deferred cost of product sales is stated at the lower of cost or net realizable value and includes product sold where title has transferred, but the criteria for revenue recognition have not been met. The Company’s deferred cost of product sales is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

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
The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as they are anti-dilutive and are as follows:

	Three Months Ended March 31,
	2015	2014
Outstanding stock options	4,592,562	3,684,745
Outstanding warrants	9,881,659	6,185,492
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
The Company also issues performance-based shares which represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, the Company reassesses the probability of the achievement of such corporate performance goals and adjusts expense as necessary.
The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.39% - 1.67%	1.58% - 1.96%
Volatility	81.13%- 101.54%	80.75%
Dividend yield	—%	—%
Expected term	5.25- 6.08 years	5.25- 6.08 years
Forfeiture rate	11.54%	3.60%
Weighted average fair value	$1.05	$1.48
The Company granted approximately 1.2 million and 1.3 million shares during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, approximately 40,000 shares were exercised and approximately 0.5 million shares were forfeited.
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$30	$89
General and administrative	259	402
Total	$289	$491
Segment Information
The Company operates under one segment which develops pharmaceutical products.

Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, it clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting the new standard should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. This new standard is effective for annual periods ending after December 15, 2016 and early application is permitted. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.
2. VITAROS® LICENSING AGREEMENTS
Abbott Laboratories Limited
In January 2012, the Company entered into a license agreement with Abbott Laboratories Limited (“Abbott”), granting Abbott the exclusive rights to commercialize Vitaros® for the treatment of ED in Canada. The product was approved for the treatment of ED by Health Canada in late 2010. To date, the Company has received an upfront payment of $2.5 million. The Company is eligible to receive up to an additional $13.2 million, including a regulatory milestone payment of $0.2 million related to approval of the room temperature formulation of Vitaros® and $13.0 million in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Abbott’s sales of the product.
Bracco SpA
In December 2010, the Company entered into a license agreement with Bracco SpA (“Bracco”), granting Bracco the exclusive rights to commercialize Vitaros® for the treatment of ED in Italy. The product was approved for the treatment of ED in Italy in November 2013. To date, the Company has received $1.3 million, including an upfront payment and a regulatory milestone payment related to the approval of Vitaros® in Italy. The Company is eligible to receive up to an additional €4.5 million ($4.9 million as of March 31, 2015) in aggregate sales milestones, plus tiered double-digit royalties on Bracco’s sales of the product.

Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
The Company has entered into three license agreements with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”), in February 2012, December 2013 and February 2015. The agreements are collectively referred to herein as the “Sandoz Agreements”. The first agreement granted Sandoz the exclusive rights to commercialize Vitaros® for the treatment of ED in Germany. The second agreement extended the exclusive license grant to the following countries: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). The third agreement further extended the exclusive license grant to the following additional countries: Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong and Singapore (the “Expanded APAC Territory”). In June 2014, the Company also entered into a Manufacturing and Supply Agreement with Sandoz whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Sandoz on a cost plus basis.
The product has been approved for the treatment of ED in Germany, the Netherlands, Sweden, Belgium and Luxembourg. The Company filed a marketing application in Switzerland with Swissmedic, the Swiss Agency for Therapeutic Products, for Vitaros® for the treatment of ED and is awaiting regulatory comments from Swissmedic. To date, Sandoz has launched Vitaros® in Germany, Belgium and Sweden.
The Company has received a total of $4.3 million to date under the Sandoz Agreements, which includes: (a) upfront payments totaling $3.0 million for Germany, the Expanded Territory and the Expanded APAC Territory; (b) a regulatory milestone payment of $0.3 million related to the approval of Vitaros® in Germany; and (c) launch milestones totaling $1.0 million related to the launch of the product in Sweden and Belgium in August 2014 and November 2014, respectively.
The Company is eligible to receive up to an additional $47.1 million under the Sandoz Agreements, which includes: (a) up to €0.3 million ($0.3 million as of March 31, 2015) in regulatory milestones related to approval of the product in the Expanded APAC Territory and approval of the room temperature formulation of Vitaros®; (b) up to $1.5 million in launch milestones related to the launch of the product in Switzerland and the room temperature formulation of Vitaros®; and (c) up to €41.8 million ($45.3 million as of March 31, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Sandoz’ sales of the product.
The Company recorded $2.0 million of deferred revenue for the upfront payment received from Sandoz for the Expanded Territory because Sandoz was entitled to a $2.0 million refund if certain regulatory and manufacturing conditions were not met. In December 2014, the Company met the manufacturing requirement and recognized $1.0 million of the upfront payment as license fee revenue. The results of the regulatory condition will be determined by December 2016.
Laboratoires Majorelle
In November 2013, the Company entered into a license agreement with Laboratoires Majorelle (“Majorelle”), granting Majorelle the exclusive rights to market Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. To date, the product has been approved for the treatment of ED in France.
In December 2013, in a related negotiation, Majorelle agreed to make severance payments to certain former employees of Scomedica SAS, NexMed Europe SAS and NexMed Pharma SAS (the “French Subsidiaries”) for an aggregate amount of approximately $2.0 million on behalf of the Company. In September 2014, the Company entered into a Manufacturing and Supply Agreement with Majorelle whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Majorelle on a cost plus basis. During the first quarter of 2015, Groupe Parima began manufacturing product for Majorelle under its own manufacturing and supply agreement.
The Company concluded that the fair value of the Vitaros® license granted was equal to $4.0 million or the sum of the $1.8 million upfront payment received, the $0.2 million payment received for National Phase approval in France, and the $2.0 million paid by Majorelle on behalf of the Company. During the second quarter of 2014, upon withdrawal of the Works Council Claim in June 2014, the Company recognized $3.0 million of the $4.0 million Vitaros® license fair value as license fee revenue in its statement of operations. During the third quarter of 2014, the Company met the remaining contractual condition to deliver a specified amount of Vitaros® and therefore, the remaining $1.0 million of deferred revenue that had previously been deferred was recognized as license fee revenue in the Company’s condensed consolidated statement of operations.
To date, the Company has received $2.0 million under the license agreement, including an upfront payment and a regulatory milestone payment related to the approval of Vitaros® in France. The Company is eligible to receive up to an additional $18.8 million, including a regulatory milestone payment of $2.0 million related to approval of the room temperature formulation of Vitaros® and up to €15.5 million ($16.8 million as of March 31, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Majorelle’s sales of the product.

Recordati Ireland Ltd.
In February 2014, the Company entered into a license agreement with Recordati Ireland Ltd. (“Recordati”), granting Recordati the exclusive rights to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet Republics), Ukraine, Georgia, Turkey and certain countries in Africa. The product has been approved for the treatment of ED in Ireland and Spain. In June 2014, the Company entered into a Manufacturing and Supply Agreement with Recordati whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Recordati on a cost plus basis. Recordati launched Vitaros® in Spain in May 2015.
To date, the Company has received an upfront payment of $2.5 million, which was recorded as deferred revenue. Upon execution of the manufacturing and supply agreement in June 2014, the Company recorded the deferred revenue as license fee revenue of $2.5 million. The Company is eligible to receive up to an additional $38.5 million, including up to €1.0 million ($1.1 million as of March 31, 2015) in launch milestones related to the launch of the product in Russia and Turkey and up to €34.5 million ($37.4 million as of March 31, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Recordati’s sales of the product.
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into a license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”), granting Takeda the exclusive right to market Vitaros® for the treatment of ED in the United Kingdom. In September 2013, the Company entered into a Manufacturing and Supply Agreement with Takeda whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Takeda. The product has been approved for the treatment of ED in the UK and Takeda launched Vitaros® in the UK in June 2014.
To date, the Company has received an upfront payment of $1.0 million. The Company is eligible to receive up to an additional €33.9 million ($36.8 million as of March 31, 2015), including a regulatory milestone payment of €0.4 million ($0.4 million as of March 31, 2015) related to approval of the room temperature formulation of Vitaros and up to €33.5 million ($36.3 million as of March 31, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Takeda’s sales of the product.
Actavis plc
In 2009, Warner Chilcott Company, Inc., now a subsidiary of Actavis plc, acquired the commercial rights to Vitaros® in the United States. To date, the Company has received $2.5 million in upfront payments and is eligible to receive up to an additional $2.5 million upon receipt of an NDA approval from the FDA.
3. IN-LICENSING AGREEMENT
On October 17, 2014, the Company entered into a license agreement and stock issuance agreement with Forendo Pharma Ltd. (“Forendo”), under which the Company was granted exclusive rights in the United States to develop and commercialize fispemifene, a tissue-specific SERM designed to treat sexual dysfunction in men diagnosed with secondary hypogonadism, as well as chronic prostatitis and lower urinary tract symptoms in men.
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
As part of the agreement, the Company paid Forendo $2.5 million in April 2015. Since the agreement was not terminable prior to payment, the payment was considered deferred consideration and was recorded as a liability as of March 31, 2015 and December 31, 2014.
The Company recognized research and development expense of $13.6 million upon the completion of the transaction in December 2014. The $13.6 million is the sum of the following: $5.0 million upfront payment made in October 2014; $5.9 million in common stock issued to Forendo; the $2.5 million cash consideration paid in April 2015, and transaction costs of $0.2 million.

4. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$105	$106
Work in process	112	169
Inventory	$217	$275
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred consideration to Forendo (Note 3)	$2,500	$2,500
Outside research and development services	984	838
Professional fees	991	625
Deferred compensation	180	176
Environmental remediation	119	126
Other	242	290
	$5,016	$4,555
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred compensation	$268	$312
Deferred rent	31	41
Capital lease payable	3	5
	$302	$358
In 2002, the Company entered into an employment agreement with Y. Joseph Mo, Ph.D., pursuant to which Dr. Mo served as the Company’s Chief Executive Officer and President. Under the employment agreement, Dr. Mo was entitled to severance, payable monthly for 180 months, upon termination of his employment. Dr. Mo’s employment was terminated in December 2005. In addition to the long-term portion above, the Company had a balance of $0.2 million classified as short-term deferred severance compensation as of March 31, 2015 and December 31, 2014.
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during 2014 represents the fair value of 388,888 escrowed shares of common stock that were returned to the Company in connection with a settlement with former managers of the French Subsidiaries. These shares were restored as authorized, unissued common stock in March 2014.
5. DEBT
Credit Facility
On October 17, 2014 (the “closing date”), the Company entered into a loan and security agreement (the “credit facility”) with Oxford and SVB (Oxford and SVB are referred to together as the “lenders”), pursuant to which the lenders agreed to make term loans totaling up to $10.0 million available to the Company. The proceeds from these loans are designated to pay off existing indebtedness and for working capital and general business purposes. The first $5.0 million term loan was funded on the closing date of the credit facility. A second term loan of up to a principal amount of $5.0 million may be funded at the Company’s request, subject to certain conditions. Pursuant to the terms of the credit facility, the lenders have a senior-secured lien on all of the Company’s current and future assets, other than intellectual property. The lenders have the right to declare the loan immediately due and p ayable in an event of default under the credit facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the loan. As of March 31, 2015, the Company was in compliance with all covenants under the credit facility.
The first term loan bears interest at an annual rate of 7.95%. The repayment schedule provides for interest-only payments in arrears for the first 12 months followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date, which is October 1, 2018. The Company has the option to prepay the outstanding balance of the term loan in full prior to the maturity date, subject to a prepayment fee of up to 3%. Upon repayment of each term loan, the Company is also required to make a final payment to the lenders equal to 6.00% of the original principal amount of each term loan. This final payment is being accreted over the life of the credit facility using the effective interest method.
On the closing date of the credit facility, the Company issued warrants to purchase up to 193,798 shares of common stock at an exercise price of $1.29 per share to Oxford and SVB. The warrants expire ten years from the date of issuance. The initial fair value of the warrants was recorded as a discount to the principal balance and is being amortized over the life of the credit facility using the effective interest method.
The Company’s notes payable balance consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Notes payable, principal	$5,000	$5,000
Add: accretion of final payment fee	40	16
Less: unamortized debt discount	(215)	(237)
	4,825	4,779
Less: current portion of notes payable, net	(531)	(153)
	$4,294	$4,626
The debt issuance costs, accretion of the final payment and amortization of the warrants are included in interest expense in the Company’s condensed consolidated financial statements. The Company recognized interest expense related to the credit facility of $0.1 million during the three months ended March 31, 2015.
6. STOCKHOLDERS' EQUITY
Common Stock Offerings
February 2015 Financing
In February 2015, the Company entered into subscription agreements with certain purchasers pursuant to which it sold an aggregate of 6,043,955 shares of its common stock and issued warrants to purchase up to an additional 3,021,977 shares of its common stock.  Each share of common stock was sold at $1.82 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $1.82 per share, are exercisable beginning six months and one day after the date of issuance and expire on the seventh anniversary of the date of issuance. The total net proceeds from the offering were $10.9 million after deducting expenses of approximately $0.1 million. The subscription agreements grant certain of the purchasers preemptive rights to participate in future equity issuances by the Company, subject to certain exceptions, and require that the Company obtain permission from certain of the purchasers of the subscription agreements prior to selling shares under its committed equity financing facility with Aspire Capital.

Warrants
A summary of warrant activity during the three months ended March 31, 2015 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	6,859,682	$3.83	2.7
Issued	3,021,977	1.82
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2015	9,881,659	3.21	3.8
Exercisable at March 31, 2015	6,859,682	$3.83	2.4
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
In connection with the February 2015 financing, the Company issued warrants to purchase up to 3,021,977 shares of its common stock at an exercise price of $1.82 per share. These warrants are exercisable through February 13, 2022. The initial $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations. As of March 31, 2015, the fair value of the warrants was $5.2 million.
The following table shows the number of outstanding warrants by exercise price and date of expiration as of March 31, 2015:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
716,356	$2.27	October 2015
480,392	$2.55	December 2015
2,469,136	$5.25	February 2017
3,000,000	$3.40	May 2018
3,021,977	$1.82	February 2022
193,798	$1.29	January 2024
9,881,659
7. COMMITMENTS AND CONTINGENCIES
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
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2015. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships, the timing of planned launches of Vitaros® in various countries by commercial partners and the success of our partners’ commercialization efforts, the success of the ongoing clinical trial for RayVa™ and the planned commencement of additional clinical trials for RayVa™, the commencement of a Phase 2 trial with fispemifene, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out commercial launches of Vitaros® in various territories and the potential for delays in the timing of commercial launches, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2014, many of which are outside our control.

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
In October 2014, we entered into an agreement to license the exclusive United States development and commercialization rights for fispemifene, a tissue-specific selective estrogen receptor modulator (“SERM”) designed to treat sexual dysfunction in men diagnosed with secondary hypogonadism, as well as chronic prostatitis and lower urinary tract symptoms in men. We expect to commence a Phase 2 clinical trial with fispemifene during the first half of 2015.
We are seeking to out-license our product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), to one or more partners for future development.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2015, we had an accumulated deficit of approximately $296.3 million and recorded a net loss of approximately $6.4 million for the three months ended March 31, 2015. We have been principally financed through the sale of our common stock and other equity securities, debt financing and up-front payments received from commercial partners for our products under development.
In February 2015, we entered into subscription agreements with certain purchasers pursuant to which we sold an aggregate of 6,043,955 shares of our common stock and issued warrants to purchase up to an additional 3,021,977 shares of our common stock.  Each share of common stock was sold at a price of $1.82 per unit and included one-half of a warrant to purchase a share of common stock. The warrants have an exercise price of $1.82 per share, are exercisable beginning six months and one day after the date of issuance and expire on the seventh anniversary of the date of issuance. The total net proceeds from the offering were $10.9 million after deducting expenses of approximately $0.1 million.
Based upon our current business plan, the access to additional capital under our committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”), the potential to borrow an additional amount of up to $5.0 million under our credit facility with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), and the $10.9 million received from our February 2015 financing, we believe we have sufficient cash to fund our on-going operations through the second quarter of 2016. We expect to have net cash outflows from operations during the remainder of 2015 as we initiate a Phase 2 clinical trial for fispemifene, continue to develop Room Temperature Vitaros®, further our Phase 2a clinical trial for RayVa™, and incur other operating expenses. As of March 31, 2015, net open purchase orders totaled approximately $3.6 million.
Based on our recurring losses, negative cash flows from operations and working capital levels, we will need to raise substantial additional funds to finance our operations. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of our existing stockholders.
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. We have approximately $89.0 million available under the S-3 shelf registration statement (No. 333-198066) of which $18.2 million is currently reserved under the committed equity financing facility with Aspire Capital. This equity financing facility may be terminated in our sole discretion by giving written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities. Additionally, pursuant to the terms of our February 2015 financing, we must obtain written consent from one of the purchasers in that financing before issuing equity under our committed equity financing facility with Aspire Capital. This may restrict our ability to raise additional funding under such facility.
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
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, valuation of goodwill, intangibles, other long-term assets, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and there have been no material changes during the three months ended March 31, 2015.

Results of Operations
Comparison of the Three Months Ended March 31, 2015 and 2014
Revenues and gross profit were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2015 vs 2014
	2015	2014	$ Change	% Change
License fee revenue	$350	$—	$350	N/M
Royalty revenue	88	—	88	N/M
Product sales	37	—	37	N/M
Total revenue	475	—	475	N/M
Cost of product sales	233	—	233	N/M
Gross profit (loss)	$242	$—	$242	N/M
Revenue
The $0.4 million of license fee revenue during the three months ended March 31, 2015 is due to the expansion of our license agreement with Sandoz to commercialize Vitaros® in certain Asian and Pacific countries.
Our royalty revenues are computed based on sales reported to us by our licensee partners on a quarterly basis one quarter in arrears and agreed upon royalty rates for the respective license agreement. Royalty revenue during the three months ended March 31, 2015 of $0.1 million was related to sales of licensed Vitaros® product sold by Takeda and Sandoz in their respective territories during the fourth quarter of 2014.
We expect our cash inflows from operations during the remainder of 2015 will result from licensing and milestone revenues received from commercial partners as well as product sales and related royalty payments from our Vitaros® product. The timing of these revenues is uncertain and as such our revenue may vary significantly between periods.
Cost of Product Sales
Our cost of product sales includes direct material costs associated with the production of inventories. Cost of product sales also includes the cost of manufactured samples provided to our licensee partners free of charge, which contributed to our negative margin. Cost of product sales for the three months ended March 31, 2015 of $0.2 million resulted from the shipping of Vitaros® product.
Operating Expense (Income)
Operating expense (income) were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2015 vs 2014
	2015	2014	$ Change	% Change
Operating expense (income)
Research and development	$3,268	$1,444	$1,824	126%
General and administrative	3,096	3,059	37	1%
Gain on contract settlement	—	(910)	910	(100)%
Recovery on sale of subsidiary	—	(50)	50	(100)%
Total operating expense	6,364	3,543	2,821	80%
Loss from operations	$(6,122)	$(3,543)	$(2,579)	73%
Research and Development Expenses
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $1.8 million increase in our research and development expenses during the three months ended March 31, 2015, as compared to the same period in the prior year, resulted primarily from an increase in consulting expenses related to the development of fispemifene and RayVa™ . We expect to continue to incur additional expenses in 2015 related to the further development of Room Temperature Vitaros®, RayVa™ and fispemifene.

General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses during the three months ended March 31, 2015 were comparable to expense in the same period of the prior year.
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the three months ended March 31, 2014 represents the fair value of 388,888 escrowed common shares that were returned to us in connection with the settlement with former employees of Scomedica SAS, NexMed Europe SAS and NexMed Pharma SAS (the “French Subsidiaries”). These shares were restored as authorized, unissued common stock in March 2014.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2015 vs 2014
	2015	2014	$ Change	% Change
Other income (expense)
Interest expense, net	$(146)	$(107)	$(39)	36%
Other income (expense), net	(144)	388	(532)	(137)%
Total other income (expense)	$(290)	$281	$(571)	(203)%
Interest Expense, Net
Interest expense increased $39.0 thousand during the three months ended March 31, 2015 as compared to the same period in the prior year due to interest paid in connection with our credit facility with Oxford and SVB (see note 5 to our condensed consolidated financial statements for further details).
Other Income (Expense), Net
Other income (expense), net, decreased $0.5 million during the three months ended March 31, 2015 as compared to the same period in the prior year primarily due to the removal of the derivative liability related to our 7% Convertible Notes (the “2012 Convertible Notes”). The 2012 Convertible Notes were satisfied during the fourth quarter of 2014. Additionally, we recorded additional expense during the first quarter of 2015 for the change in fair value related to the warrant liability incurred in connection with the February 2015 financing (see notes 1 and 6 to our condensed consolidated financial statements for further details).
Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(6,127)	$(192)
Net cash used in investing activities	(165)	(305)
Net cash provided by financing activities	11,048	1,583
Net increase in cash and cash equivalents	$4,756	$1,086
Operating Activities
Cash used in operating activities increased by $5.9 million during the three months ended March 31, 2015 as compared to the same period in the prior year due to an increase in net loss of $3.2 million, adjusted for non-cash items such as stock based compensation expense of $0.3 million. The increase in net loss was primarily due to increased spending on R&D consulting expenses related to the development of fispemifene and RayVa™.
Investing Activities

Cash used in investing activities totaled $0.2 million during the three months ended March 31, 2015 were expenditures for the purchase of fixed assets.
Financing Activities
Cash provided by financing activities totaled $11.0 million during the three months ended March 31, 2015. The majority of the cash provided by financing activities is attributable to the $10.9 million in net proceeds that we received from the issuance of common stock and warrants in our offering in February 2015.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the VP, Finance and Chief Accounting Officer (“CAO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015. Based on this evaluation, our CEO and our CAO concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management, with the participation of our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of March 31, 2015, material weaknesses existed in our internal control over financial reporting over the accounting for and disclosures of technical accounting matters in the condensed consolidated financial statements and effective monitoring and oversight over the controls in the financial reporting process. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015, based on the COSO framework. For information on the progress of the remediation of the material weaknesses, see Material Weaknesses and Remediation Efforts below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The deficiencies resulted in an audit adjustment with respect to the consolidated financial statements for the interim period ended March 31, 2014 related to the cash flows presentation of certain noncash disclosures. Additionally, the material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual consolidated financial statements or interim condensed consolidated financial statements that would not be prevented or detected.
Material Weaknesses and Remediation Efforts
The material weaknesses in our internal control over financial reporting described above and our efforts to remediate such material weaknesses were disclosed in Item 9A, Controls and Procedures of our annual report on Form 10-K, for the year ended December 31, 2014. We are committed to remediate our control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
As a result of the material weaknesses described above, there were changes in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Although these material weaknesses continued to exist as of March 31, 2015, management believes that progress has been made with the following specific actions during the first quarter of 2015:

•	we added more experienced accounting staff with the requisite skills and experience to support our structure and financial reporting requirements;

•	we utilized qualified outside consulting personnel, where necessary, in support of our complex technical accounting matters;

•	we continued to monitor our internal controls processes, implementing continuous process improvement changes to support the relevant financial statement assertions and presentation and disclosure; and

•
we continued to retain an outside consulting firm to review the design of our internal control over financial reporting to ensure that the processes and intended changes to the processes are addressing the relevant financial statement assertions and presentation and disclosure matters, including the monitoring and oversight of controls in the financial reporting process.

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
There have been no material changes to the risk factors described herein and as filed in the Company’s Annual Report on Form 10-K with the SEC on March 16, 2015:
Risks Related to the Company
We expect to continue to require external financing to fund our operations, which may not be available.
We expect to require external financing to fund our long-term operations. Such financing may not be available on terms we deem acceptable or at all. The terms of our February 2015 financing placed restrictions on our ability to issue equity under our committed equity facility with Aspire Capital.
As of March 31, 2015, we had cash and cash equivalents of approximately $16.2 million. We believe we have sufficient cash reserves and access to cash to fund our on-going operations through the second quarter of 2016. We expect to continue to have net cash outflows from operations during the remainder of 2015 as we further develop Room Temperature Vitaros®, conduct a Phase 2a development program for RayVa™, initiate a Phase 2 development program for fispemifene and incur other operating costs. While we have historically generated modest revenues from our operations, we do not believe that these revenues will be sufficient to fund our long-term ongoing operations, including the development and commercialization of our product candidates and general and administrative expenses for the foreseeable future. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all of the elements of our strategic plan, including seeking additional market approvals and commercializing Vitaros®, completing our development programs for RayVa™ and fispemifene and developing and implementing a partnering strategy for Femprox®. If we are unable to accomplish these objectives, our business prospects would be diminished and we will likely be unable to achieve profitability.
We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $296.3 million from our inception through March 31, 2015. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.

Our ability to generate revenues and become profitable depends, among other things, on (1) the successful commercialization of Vitaros® in major markets outside the United States, and (2) the successful development, approval and commercialization of our product candidates including fispemifene, RayVa™ and Femprox®. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
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
Our third-party manufacturers and suppliers are subject to numerous regulations, including Good Manufacturing Practices, FDA regulations governing manufacturing processes and related activities and similar foreign regulations. Our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks that are out of our control. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA and other applicable governmental authorities, our ability to deliver our products on a timely basis, receive royalties or continue our clinical trials would be adversely affected. Also, the manufacturing processes of our manufacturing partners may be found to violate the proprietary rights of others, which could interfere with their ability to manufacture products on a timely and cost effective basis.
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

If our third party product manufacturers or suppliers of raw materials, components, chemical supplies, finished products and dispensers fail to produce quality products on time and in sufficient quantities, or if we are unable to secure adequate alternative sources of supply for such materials, components, chemicals, finished products and dispensers, our results would suffer, as we or our licensees would encounter costs and delays in re-validating new third party suppliers.
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
We are dependent upon our suppliers and manufacturers of active drug substance, proprietary excipient and other components used in Vitaros® to produce and deliver these materials for Vitaros® manufacturing according to the approved quality specifications filed with the regulatory authorities and according to GMP. If these suppliers or manufacturers are not able to supply these materials in a consistent and timely manner, or fail to meet the regulatory requirements to include Vitaros® product specifications, then Vitaros® would not be able to be manufactured.
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
Through pre-clinical studies and clinical trials, our product candidates, such as fispemifene, RayVa™ and Femprox®, must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for, prediction of results in later-stage testing. Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states. Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies. Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. Commercial sales in any territory cannot begin until approval is received from the applicable regulatory authorities, including the FDA in the United States.
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
Our clinical development plan for RayVa™ includes a Phase 2a clinical trial, a Phase 2b clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We initiated the Phase 2a clinical trial in December 2014 and will assess those results prior to initiating future clinical studies. Our clinical development plan for fispemifene includes Phase 2 and 3 clinical trials in patients with secondary hypogonadism. We expect to initiate the Phase 2 clinical trial in the second quarter of 2015. There is no guarantee that these clinical trials will commence or be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
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
In addition, foreign acquisitions involve numerous risks, including those related to changes in local laws and market conditions and due to the absence of policies and procedures sufficient to assure compliance by a foreign entity with United States regulatory and legal requirements. Business development activities require significant transaction costs, including substantial fees for investment bankers, attorneys, and accountants. Any acquisition could result in our assumption of material unknown and/or unexpected liabilities. We also cannot be assured that we will achieve any cost savings or synergies relating to recent or future acquisitions. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete, divert resources from other potentially more profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations.
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
We, as well as certain of our officers and distributors, are subject, from time to time, to a number of legal proceedings, including those legal proceedings described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Litigation is inherently unpredictable, and these claims and disputes may result in significant legal fees and expenses regardless of merit and could divert management’s time and other resources. If we are unable to successfully defend or settle any claims asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits regardless of merit, either in defending these claims or in pursuing counterclaims.
Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on our ability to produce timely and accurate financial statements.
The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation testing. This includes an assessment of our internal controls to allow management to report on, and our independent public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 using criteria established by the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of December 31, 2014, material weaknesses exist in our internal control over financial reporting over the accounting for and disclosures of technical accounting matters in the condensed consolidated financial statements and effective monitoring and oversight over the controls in the financial reporting process. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014, based on the COSO framework.

For information on the progress of the remediation of the material weaknesses, see the material weaknesses and remediation efforts section under Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014. Our future assessment, or the future assessment by our independent registered public accounting firm, may reveal additional material weaknesses in our internal controls. If not remediated, a material weakness, and any future potential material weaknesses identified by management could result in future errors in our financial statements or in documents we file with the SEC.
The terms of our credit facility place restrictions on our operating and financial flexibility.
On October 17, 2014, we entered into a loan and security agreement, or the credit facility, with Oxford and SVB that is secured by substantially all of our assets, excluding intellectual property. The principal balance under the credit facility was $5.0 million at the closing of the loan and security agreement on October 17, 2014.
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

•
reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining independent institutional review board (“IRB”) approval at each clinical trial site;

•	obtaining regulatory approval to commence clinical trials in each country;

•	recruiting a sufficient number of eligible patients to participate in a clinical trial;

•	having patients complete a clinical trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of our product candidate for use in clinical trials.
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

Any regulatory approvals that we receive for our product candidates may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require additional risk management activities and labeling which may limit distribution or patient/prescriber uptake. An example would be the requirement of a risk evaluation and mitigation strategy (“REMS”) in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record-keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, and registration. We are also required to maintain continued compliance with cGMP requirements and current good clinical practice (“cGCP”) requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates or other manufacturers’ products in the same class, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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
We are authorized to issue 85,000,000 shares of our capital stock, consisting of 75,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. Pursuant to the Common Stock Purchase Agreement with Aspire Capital entered into in August 2014, we may, from time to time under certain restrictions, sell up to $22.0 million worth of our common stock, of which $18.2 million remained available as of March 31, 2015. In light of our future capital needs, we may also issue additional shares of common stock at below current market prices or convertible securities. These issuances would dilute the book value of existing stockholders common stock and could depress the value of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

EXHIBITS NO.	DESCRIPTION

2.1
Amendment to Stock Purchase Agreement, dated June 13, 2014, by and between Apricus Biosciences, Inc. and Samm Solutions, Inc. (doing business as BTS Research and formerly doing business as BioTox Sciences) (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

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

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

10.1
Subscription Agreement dated February 10, 2015, among the Company, Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

10.2
Subscription Agreement dated February 10, 2015, between the Company and an institutional investor (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

10.3
Second Amendment to Loan and Security Agreement, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC and Silicon Valley Bank, dated April 30, 2015.

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

Apricus Biosciences, Inc.

Date: May 11, 2015	/s/ CATHERINE BOVENIZER
Catherine Bovenizer
Vice President, Chief Accounting Officer