Form 10-Q
period 2015-06-30
APRICUS BIOSCIENCES, INC.
filed 2015-08-05
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 30, 2015, 50,414,481 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,433	$11,400
Accounts receivable	664	678
Restricted cash	280	290
Inventories	411	275
Prepaid expenses and other current assets	1,028	646
Total current assets	9,816	13,289
Property and equipment, net	1,425	1,358
Other long term assets	149	162
Total assets	$11,390	$14,809

Liabilities and stockholders’ equity
Current liabilities
Notes payable	$919	$153
Accounts payable	446	860
Accrued expenses	2,532	4,555
Accrued compensation	920	1,112
Deferred revenue	157	226
Total current liabilities	4,974	6,906
Notes payable, net	3,954	4,626
Warrant liability	4,466	—
Deferred revenue	1,000	1,000
Other long term liabilities	246	358
Total liabilities	14,640	12,890

Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 50,414,481 and 44,330,006 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	50	44
Additional paid-in-capital	298,209	291,727
Accumulated deficit	(301,509)	(289,852)
Total stockholders’ (deficit) equity	(3,250)	1,919
Total liabilities and stockholders’ (deficit) equity	$11,390	$14,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
License fee revenue	$—	$5,454	$350	$5,454
Royalty revenue	75	—	163	—
Product sales	387	—	424	—
Total revenue	462	5,454	937	5,454
Cost of product sales	509	75	742	75
Gross (loss) profit	(47)	5,379	195	5,379
Operating expense (income)
Research and development	3,107	2,103	6,375	3,547
General and administrative	2,669	2,877	5,765	5,936
Gain on contract settlement	—	—	—	(910)
Recovery on sale of subsidiary	—	—	—	(50)
Deconsolidation of former French Subsidiaries	—	(846)	—	(846)
Total operating expense	5,776	4,134	12,140	7,677
(Loss) income from continuing operations before other income (expense)	(5,823)	1,245	(11,945)	(2,298)
Other income (expense)
Interest expense, net	(157)	(69)	(303)	(176)
Other income, net	735	29	591	417
Total other income (expense)	578	(40)	288	241
(Loss) income from continuing operations	(5,245)	1,205	(11,657)	(2,057)
Income from discontinued operations	—	672	—	672
Net (loss) income	$(5,245)	$1,877	$(11,657)	$(1,385)

Earnings per share
Net (loss) income per share from continuing operations
Basic	$(0.10)	$0.03	$(0.24)	$(0.06)
Diluted	$(0.10)	$0.03	$(0.24)	$(0.06)
Net income per share from discontinued operations
Basic	$—	$0.02	$—	$0.02
Diluted	$—	$0.02	$—	$0.02
Net (loss) income per share
Basic	$(0.10)	$0.05	$(0.24)	$(0.04)
Diluted	$(0.10)	$0.05	$(0.24)	$(0.04)
Weighted average common shares outstanding
Basic	50,414	37,901	49,031	37,886
Diluted	50,414	37,907	49,031	37,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,657)	$(1,385)
Gain from discontinued operations	—	672
Net loss from continuing operations	(11,657)	(2,057)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Deconsolidation of former French Subsidiaries	—	(846)
Gain on contract settlement	—	(910)
Depreciation and amortization	149	40
Non cash interest expense	94	106
Stock-based compensation expense	614	1,036
Warrant liability revaluation	(611)	—
Recovery on loss on sale of subsidiary	—	(50)
Derivative liability revaluation	—	(422)
Other	24	—
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	14	10
Inventories	(136)	(41)
Prepaid expenses and other current assets	(384)	(473)
Other assets	(9)	(14)
Accounts payable	(442)	202
Deconsolidation of Former French Subsidiaries	—	(2,000)
Accrued expenses	(2,024)	(298)
Accrued compensation	(192)	(194)
Deferred revenue	(69)	1,200
Other liabilities	(109)	(106)
Net cash used in operating activities from continuing operations	(14,738)	(4,817)
Cash flows from investing activities from continuing operations:
Purchase of fixed assets	(188)	(432)
Proceeds from sale of subsidiary	—	50
Net cash used in investing activities from continuing operations	(188)	(382)
Cash flows from financing activities from continuing operations:
Issuance of common stock and warrants, net of offering costs	10,869	2,176
Proceeds from the exercise of stock options	83	—
Release (deposit) of restricted cash	10	(50)
Repayment of principal on note payable	—	(1,525)
Repayment of capital lease obligations	(3)	(17)
Retirement of restricted stock	—	(42)
Net cash provided by financing activities from continuing operations	10,959	542
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(3)
Net cash provided by investing activities of discontinued operations	—	675

Net cash provided by discontinued operations	—	672
Net decrease in cash and cash equivalents	(3,967)	(3,985)
Cash and cash equivalents, beginning of period	11,400	21,405
Cash and cash equivalents, end of period	$7,433	$17,420

Non-cash investing and financing activities from continuing operations:
Liability incurred in connection with fixed asset purchases	$(28)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state our financial position, results of operations and cash flows. Certain prior year items in the statement of cash flows have been reclassified to conform to the current year presentation. The condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $301.5 million as of June 30, 2015 and recorded a net loss of approximately $11.7 million for the six months ended June 30, 2015. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings and up-front payments received from commercial partners for the Company’s products under development.
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
In July 2015, the Company borrowed the remaining $5.0 million under its Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). Based upon its current operating plan, the $10.0 million borrowed from the Lenders, the access to additional capital under its committed equity financing facility, and the $10.9 million received from the Company’s February 2015 financing, the Company believes it has sufficient cash to fund its on-going operations through the third quarter of 2016.
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
Warrant Liabilities

The Company’s outstanding common stock warrants issued in connection with its February 2015 financing are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain provisions that require the Company to maintain active registration of the shares underlying such warrants, which is considered outside of the Company’s control. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations.

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liability related to February 2015 financing	$—	$—	$4,466	$4,466

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following weighted-average assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2015:

Risk-free interest rate	1.74%
Volatility	114.1%
Dividend yield	—%
Expected term	6.71
Weighted average fair value	$1.48

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liability
Balance as of December 31, 2014	$—
Issuance of warrants in connection with February 2015 financing	5,077
Change in fair value measurement of warrant liability	(611)
Balance as of June 30, 2015	$4,466

The change in the fair value measurement of the warrant liability is included as a component of other income, net, in the accompanying condensed consolidated statements of operations.

Of the inputs used to value the outstanding common stock warrant liabilities as of June 30, 2015, the most subjective input is the Company’s estimate of expected volatility.  If volatility increased to 150%, the weighted average fair market value of the common stock warrants outstanding would increase by approximately $0.4 million, or 9.8%.
Revenue Recognition
The Company generates revenues from the licensing of technology rights and the sale of products. Payments received under commercial arrangements, such as the licensing of technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products.

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
Product Sales Revenue
The Company has supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. These agreements do not permit the Company’s licensee partners to return product, unless the product sold to the licensee partner is short-dated as defined in each respective license agreement. In those cases, the Company defers revenue recognition until the right of return no longer exists, which is the earlier of: (i) evidence that the product has been sold to an end customer or (ii) the right of return has expired. As such, the Company does not have a sales and returns allowance recorded as of June 30, 2015.
Royalty Revenue
The Company relies on its commercial partners to sell its Vitaros® product in approved markets and receives royalty revenue from its commercial partners based upon the amount of those sales. Royalty revenues are computed on a quarterly basis and at the contractual royalty rate pursuant to the terms of each respective license agreement.
Cost of Product Sales
The Company’s cost of product sales includes direct material and manufacturing overhead associated with production. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products.
Deferred Cost of Product Sales
Deferred cost of product sales is stated at the lower of cost or market and includes product sold where title has transferred, but the criteria for revenue recognition have not been met. The Company’s deferred cost of product sales is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Income (Loss) per Common Share
Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding during the same period. Diluted net income (loss) per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the same period. Common equivalent shares may include stock options, restricted stock, warrants or shares related to convertible notes. The Company excludes common stock equivalents from the calculation of diluted net income (loss) per share when the effect is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic net income (loss) per share
Net income (loss) allocated to common stockholders	$(5,245)	$1,877	$(11,657)	$(1,385)
Weighted average common shares outstanding- basic	50,414	37,901	49,031	37,886
Net income (loss) per share- basic	$(0.10)	$0.05	$(0.24)	$(0.04)
Diluted net income (loss) per share
Net income (loss) allocated to common stockholders	$(5,245)	$1,877	$(11,657)	$(1,385)
Weighted average common shares outstanding- basic	50,414	37,901	49,031	37,886
Dilutive securities	—	6	—	—
Weighted average common shares outstanding- diluted	50,414	37,907	49,031	37,886
Net income (loss) per share- diluted	$(0.10)	$0.05	$(0.24)	$(0.04)
The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as they are anti-dilutive:

	Six Months Ended June 30,
	2015	2014
Outstanding stock options	4,474,736	3,688,671
Outstanding warrants	6,859,682	6,185,492
Convertible notes payable	—	474,806
Restricted stock	—	12,500
Stock-Based Compensation
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

The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.39%-1.69%	1.58% - 1.96%
Volatility	81.13%-101.54%	80.75%
Dividend yield	—%	—%
Expected term	5.25-6.08 years	5.25- 6.08 years
Forfeiture rate	11.54%	3.60%
Weighted average fair value	$1.06	$1.59
A summary of the Company’s stock option activity under all stock option plans during the six months ended June 30, 2015 is as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	3,956	$2.58
Granted	1,316	$1.43
Exercised	(41)	$2.05
Cancelled	(756)	$4.06
Outstanding as of June 30, 2015	4,475	$2.00
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$57	$67	$87	$156
General and administrative	268	478	526	880
Total	$325	$545	$613	$1,036
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the effect that this pronouncement will have on its financial statements and related disclosures.
2. VITAROS® LICENSING AGREEMENTS
Mylan Inc.
In January 2012, the Company entered into a license agreement with Abbott Laboratories Limited, now a subsidiary of Mylan Inc. (“Mylan”), granting Mylan the exclusive right to commercialize Vitaros® for the treatment of erectile dysfunction (“ED”) in Canada. The product was approved for the treatment of ED by Health Canada in late 2010. To date, the Company has received an upfront payment of $2.5 million. The Company is eligible to receive up to an additional $13.2 million in milestone payments, including a regulatory milestone payment of $0.2 million related to approval of the room temperature formulation of Vitaros® and up to $13.0 million in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Mylan’s sales of the product.
Bracco SpA
In December 2010, the Company entered into a license agreement with Bracco SpA (“Bracco”), granting Bracco the exclusive right to commercialize Vitaros® for the treatment of ED in Italy. The product was approved for the treatment of ED in Italy in November 2013. To date, the Company has received $1.3 million, including an upfront payment and a regulatory milestone payment related to the approval of Vitaros® in Italy. The Company is eligible to receive up to an additional €4.5 million ($5.0 million as of June 30, 2015) in aggregate sales milestones, plus tiered double-digit royalties on Bracco’s sales of the product.
Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
The Company entered into three license agreements with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”), in February 2012, December 2013 and February 2015. The agreements are collectively referred to herein as the “Sandoz Agreements”. The first agreement granted Sandoz the exclusive right to commercialize Vitaros® for the treatment of ED in Germany. The second agreement extended the exclusive license grant to the following countries: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). The third agreement further extended the exclusive license grant to the following additional countries: Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong and Singapore (the “Expanded APAC Territory”). In June 2014, the Company also entered into a Manufacturing and Supply Agreement with Sandoz whereby the Company or its contract manufacturer will manufacture Vitaros® and supply it to Sandoz on a cost plus basis.
Vitaros® has been approved for the treatment of ED in Germany, the Netherlands, Sweden, Belgium and Luxembourg. The Company filed a marketing application in Switzerland with Swissmedic, the Swiss Agency for Therapeutic Products, for Vitaros® for the treatment of ED and is awaiting regulatory comments from Swissmedic. To date, Sandoz has launched Vitaros® in Germany, Belgium and Sweden. In July 2015, Sandoz reported that it was out of stock of Vitaros® in Germany. Sandoz has put a hold on releasing additional batches pending the results of an ongoing out-of-specification investigation by the Company’s contract manufacturer. Such investigation relates to a stability sample of Vitaros® manufactured for sale in the U.K. All relevant health authorities have been informed and are privy to the ongoing investigation. Sandoz continues to sell product in Sweden and Belgium and the Company’s other Vitaros® partners continue to release batches and sell product in the U.K., France and Spain.
Excluding product sales and royalty payments, the Company has received a total of $4.3 million to date under the Sandoz Agreements, which includes: (a) upfront payments totaling $3.0 million for Germany, the Expanded Territory and the Expanded APAC Territory; (b) a regulatory milestone payment of $0.3 million related to the approval of Vitaros® in Germany; and (c) launch milestones totaling $1.0 million related to the launch of the product in Sweden and Belgium in August 2014 and November 2014, respectively.
In addition to revenues from the sale of product, the Company is eligible to receive up to $48.1 million in additional milestone payments under the Sandoz Agreements, which includes: (a) up to €0.3 million ($0.3 million as of June 30, 2015) in regulatory milestones related to approval of the product in the Expanded APAC Territory and approval of the room temperature formulation of Vitaros®; (b) up to $1.5 million in launch milestones related to the launch of the product in Switzerland and the room temperature formulation of Vitaros®; and (c) up to €41.8 million ($46.3 million as of June 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Sandoz’ sales of the product.
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
During the first quarter of 2015, the Company recognized $0.4 million as license fee revenue for the upfront payment received from Sandoz for the Expanded APAC Territory.
Laboratoires Majorelle
In November 2013, the Company entered into a license agreement with Laboratoires Majorelle (“Majorelle”), granting Majorelle the exclusive right to market Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. To date, the product has been approved for the treatment of ED in France, where it was launched in May 2015.
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
The Company concluded that the fair value of the Vitaros® license granted was equal to $4.0 million or the sum of the $1.8 million upfront payment received, the $0.2 million payment received for National Phase approval in France, and the $2.0 million paid by Majorelle on behalf of the Company. During the second quarter of 2014, the Company recognized $3.0 million of the $4.0 million Vitaros® license fair value as license fee revenue in its statement of operations. During the third quarter of 2014, the Company met the remaining contractual condition to deliver a specified amount of Vitaros® and therefore, the remaining $1.0 million of revenue that had previously been deferred was recognized as license fee revenue in the Company’s condensed consolidated statement of operations.
To date, the Company has received $2.0 million under the license agreement, including an upfront payment and a regulatory milestone payment related to the approval of Vitaros® in France. In addition to revenues from the sale of product, the Company is eligible to receive up to $19.2 million in additional milestone payments, including a regulatory milestone payment of $2.0 million related to approval of the room temperature formulation of Vitaros® and up to €15.5 million ($17.2 million as of June 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Majorelle’s sales of the product.
Recordati Ireland Ltd.
In February 2014, the Company entered into a license agreement with Recordati Ireland Ltd. (“Recordati”), granting Recordati the exclusive right to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet Republics), Ukraine, Georgia, Turkey and certain countries in Africa. The product has been approved for the treatment of ED in Ireland and Spain. In June 2014, the Company entered into a Manufacturing and Supply Agreement with Recordati whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Recordati on a cost plus basis. Recordati launched Vitaros® in Spain in May 2015.
To date, the Company has received an upfront payment of $2.5 million, which was recorded as deferred revenue. Upon execution of the manufacturing and supply agreement in June 2014, the Company recorded the deferred revenue as license fee revenue of $2.5 million. In addition to revenues from the sale of product, the Company is eligible to receive up to $39.4 million in additional milestone payments, including up to €1.0 million ($1.1 million as of June 30, 2015) in launch milestones related to the launch of the product in Russia and Turkey and up to €34.5 million ($38.3 million as of June 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Recordati’s sales of the product.
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

To date, the Company has received an upfront payment of $1.0 million. In addition to revenues from the sale of product, the Company is eligible to receive up to €33.9 million ($37.6 million as of June 30, 2015) in additional milestone payments, including a regulatory milestone payment of €0.4 million ($0.4 million as of June 30, 2015) related to approval of the room temperature formulation of Vitaros and up to €33.5 million ($37.2 million as of June 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Takeda’s sales of the product.
Allergan, Inc.
In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, Inc. (“Allergan”), acquired the commercial rights to Vitaros® in the United States. To date, the Company has received $2.5 million in upfront payments and is eligible to receive up to an additional $2.5 million upon receipt of an NDA approval from the FDA.
3. IN-LICENSING AGREEMENT
On October 17, 2014, the Company entered into a license agreement and stock issuance agreement with Forendo Pharma Ltd. (“Forendo”), under which the Company was granted the exclusive right in the United States to develop and commercialize fispemifene, a tissue-specific SERM designed to treat sexual dysfunction in men diagnosed with secondary hypogonadism, as well as chronic prostatitis and lower urinary tract symptoms in men.
In exchange for the license, the Company issued to Forendo approximately 3.6 million shares of common stock with a value of $5.9 million based on the Company’s closing stock price on the date of the agreement and made an upfront cash payment of $5.0 million. The Company made an additional payment of $2.5 million to Forendo in April 2015 pursuant to the terms of the agreement. This payment was previously considered deferred consideration and was recorded as a liability as of December 31, 2014 because the agreement was not terminable prior to the payment. The liability was released upon payment in April 2015.
The Company may be obligated to pay Forendo up to an additional $42.5 million based on completion of certain regulatory milestones, up to $260.0 million in sales milestones, plus tiered double-digit royalties based on its sales of the product in the United States.
The Company recognized research and development expense of $13.6 million upon the completion of the transaction in December 2014. The $13.6 million is the sum of the following: $5.0 million upfront payment made in October 2014; $5.9 million in common stock issued to Forendo; the $2.5 million cash consideration paid in April 2015; and transaction costs of $0.2 million.
4. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$108	$106
Work in process	55	169
Finished goods	248	—
	$411	$275
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Outside research and development services	$1,257	$838
Professional fees	506	625
Deferred compensation	180	176
Environmental remediation	108	126
Deferred consideration to Forendo (Note 3)	—	2,500
Other	481	290
	$2,532	$4,555

Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred compensation	$223	$312
Deferred rent	21	41
Capital lease payable	2	5
	$246	$358
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the six months ended June 30, 2014 represents the fair value of 388,888 escrowed shares of common stock that were returned to the Company in connection with a settlement with former managers of the French Subsidiaries. These shares were restored as authorized, unissued common stock in March 2014.
5. DEBT
Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The proceeds from these loans are designated to pay off existing indebtedness and for working capital and general business purposes. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. Pursuant to the terms of the Credit Facility, the Lenders have a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders have the right to declare the term loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of June 30, 2015, the Company was in material compliance with all covenants under the Credit Facility.
The first term loan bears interest at an annual rate of 7.95%. The repayment schedule provides for interest-only payments in arrears until (i) May 2016 if the Company receives at least $40.0 million from the issuance and sale of its equity securities by September 30, 2015 (an “Equity Event”) or (ii) November 2015 if an Equity Event does not occur, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date, which is October 1, 2018 (the “Maturity Date”). The second term loan bears interest at an annual rate of 8.01%. The repayment schedule provides for interest-only payments until May 2016 if an Equity Event occurs or November 2015 if an Equity Event does not occur, followed by consecutive equal monthly payments of principal and interest in arrears through the Maturity Date. The Company has the option to prepay the outstanding balance of the term loans in full prior to the Maturity Date, subject to a prepayment fee of up to 3%. Upon repayment of each term loan, the Company is also required to make a final payment to the Lenders equal to 6% of the original principal amount of each term loan. This final payment is being accreted over the life of the Credit Facility using the effective interest method.
On the Closing Date, the Company issued warrants to purchase up to an aggregate of 193,798 shares of common stock at an exercise price of $1.29 per share to the Lenders. On July 23, 2015, in connection with the funding of the second term loan, the Company issued additional warrants to purchase up to an aggregate of 152,440 shares of common stock at an exercise price of $1.64 per share to the Lenders. The warrants expire ten years from their dates of issuance. The initial fair value of the warrants was recorded as a discount to the principal balance and is being amortized over the life of the Credit Facility using the effective interest method.
The Company’s notes payable balance consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Notes payable, principal	$5,000	$5,000
Add: accretion of final payment fee	64	16
Less: unamortized debt discount	(191)	(237)
	4,873	4,779
Less: current portion of notes payable, net	(919)	(153)
	$3,954	$4,626
The debt issuance costs, accretion of the final payment and amortization of the warrants are included in interest expense in the Company’s condensed consolidated financial statements. The Company recognized interest expense related to the Credit Facility of $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively.
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
Warrants
A summary of warrant activity during the six months ended June 30, 2015 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	6,859,682	$3.83	2.7
Issued	3,021,977	1.82
Exercised	—	—
Cancelled	—	—
Outstanding as of June 30, 2015	9,881,659	$3.21	3.5
Exercisable as of June 30, 2015	6,859,682	$3.83	2.2
In connection with the Credit Facility entered into in October 2014, the Company issued warrants to the Lenders to purchase up to an aggregate of 193,798 shares of common stock at an exercise price of $1.29 per share on the Closing Date and warrants to purchase up to an aggregate of 152,440 shares of common stock at an exercise price of $1.64 per share upon funding of the second term loan. The Company also issued warrants to its former convertible note holders to purchase up to an aggregate of 480,392 shares of common stock at an exercise price of $2.55 per share.
In connection with the February 2015 financing, the Company issued warrants to purchase up to 3,021,977 shares of its common stock at an exercise price of $1.82 per share. The initial $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations. As of June 30, 2015, the fair value of the warrants was $4.5 million.

The following table shows the number of outstanding warrants by exercise price and date of expiration as of June 30, 2015:

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

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships, the timing of planned launches of Vitaros® in various countries by commercial partners and the success of our partners’ commercialization efforts, the success of the recently completed clinical trial for RayVa™ and the planned commencement of additional clinical trials for RayVa™, the expected timing of data results on our clinical trials, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out commercial launches of Vitaros® in various territories and the potential for delays in the timing of commercial launches, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2014, many of which are outside our control.

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

General
We are a Nevada corporation that was initially formed in 1987. We have operated in the pharmaceutical industry since 1995, with a current primary focus on the development and commercialization of products and product candidates in the areas of specialty urology and rheumatology. Our proprietary drug delivery technology is a permeation enhancer called NexACT® and we have one approved drug, Vitaros®, which uses the NexACT® delivery system and is approved for the treatment of erectile dysfunction (“ED”) in Canada and through the European Decentralized Procedure (“DCP”) in Europe. Our licensee partners began launching Vitaros® in certain territories in Europe beginning in the second half of 2014 and continuing into the first half of 2015. We expect that commercial launches will continue to occur throughout the remainder of 2015. We have a second-generation Vitaros® product candidate (“Room Temperature Vitaros®”) in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions. RayVa™, our product candidate that also utilizes our proprietary permeation enhancer for the treatment of Raynaud's Phenomenon, received clearance in May 2014 from the United States Food and Drug Administration (“FDA”) to begin clinical studies. Our Phase 2a clinical trial began in December 2014 and completed enrollment in June 2015. We expect to release results from that trial during the third quarter of 2015.
In October 2014, we entered into an agreement to license the exclusive United States development and commercialization rights for fispemifene, a tissue-specific selective estrogen receptor modulator (“SERM”) designed to treat a variety of Men’s Health conditions, including sexual dysfunction in men diagnosed with secondary hypogonadism, as well as chronic prostatitis and lower urinary tract symptoms in men. Our Phase 2b clinical trial with fispemifene began in May 2015. We expect to release results from that trial during the first quarter of 2016.
We are seeking to out-license our product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), to one or more partners for future development.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2015, we had an accumulated deficit of approximately $301.5 million and recorded a net loss of approximately $11.7 million for the six months ended June 30, 2015. We have been principally financed through the sale of our common stock and other equity securities, debt financing and up-front payments received from commercial partners for our products under development.
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
On July 23, 2015, we borrowed the remaining $5.0 million available under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).
Based upon our current business plan, the access to additional capital under our committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”), the $10.0 million borrowed from the Lenders, and the $10.9 million received from our February 2015 financing, we believe we have sufficient cash to fund our on-going operations through the third quarter of 2016. We expect to have net cash outflows from operations during the remainder of 2015 as we further our Phase 2b clinical trial for fispemifene that began in June 2015, continue to develop Room Temperature Vitaros®, complete our Phase 2a clinical trial for RayVa™, and incur other operating expenses. As of June 30, 2015, net open purchase orders totaled approximately $6.4 million.
Although we have sufficient cash reserves and access to cash to fund our on-going operations through the third quarter of 2016, we will need to raise substantial additional funds to finance our operations based on our recurring losses, negative cash flows from operations and working capital levels. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of our existing stockholders.
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
Even if we are successful in obtaining additional cash resources to support further development of our products, we may still encounter additional obstacles such as our development activities not being successful, our products not proving to be safe or effective, clinical development work not being completed in a timely manner or at all, or anticipated products not being commercially viable or successfully marketed. Additionally, our business could require additional financing if we choose to accelerate product development expenditures in advance of receiving up-front payments from development and commercial partners. If our efforts to raise additional capital when needed through equity or debt financings are unsuccessful, we may be required to delay or scale back our development plans, reduce costs and personnel or cease to operate as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and there have been no material changes during the six months ended June 30, 2015.
Results of Operations
Revenues and gross profit were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2015 vs 2014		Six Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
License fee revenue	$—	$5,454	$(5,454)	(100)%	$350	$5,454	$(5,104)	(94)%
Royalty revenue	75	—	75	N/M	163	—	163	N/M
Product sales	387	—	387	N/M	424	—	424	N/M
Total revenue	462	5,454	(4,992)	(92)%	937	5,454	(4,517)	(83)%
Cost of product sales	509	75	434	579%	742	75	667	889%
Gross profit (loss)	$(47)	$5,379	$(5,426)	(101)%	$195	$5,379	$(5,184)	(96)%
Revenue
The $5.5 million and $5.1 million decreases in license fee revenue during the three and six months ended June 30, 2015, respectively, were due to the recognition in 2014 of $3.0 million in license fee revenue related to the Majorelle license agreement and approximately $2.5 million associated with the Recordati license agreement. This was offset by the recognition of $0.4 million of license fee revenue during the six months ended June 30, 2015 that was related to the Expanded APAC territory with Sandoz.
Our royalty revenues are computed based on sales reported to us by our licensee partners on a quarterly basis, which are typically one quarter in arrears, and agreed upon royalty rates for the respective license agreement. Royalty revenue during the three and six months ended June 30, 2015 of $0.1 million and $0.2 million, respectively, was related to sales of licensed Vitaros® product sold by Takeda and Sandoz in their respective territories during the first quarter of 2015.
We expect our cash inflows from operations during the remainder of 2015 will result from licensing and milestone revenues received from commercial partners as well as product sales and related royalty payments from our Vitaros® product. The timing of these revenues is uncertain and as such our revenue may vary significantly between periods.
Cost of Product Sales
Our cost of product sales includes direct material costs associated with the production of inventories. Cost of product sales also includes the cost of manufactured samples provided to our licensee partners free of charge, which contributed to our negative margin. Cost of product sales for the three and six months ended June 30, 2015 of $0.5 million and $0.7 million, respectively, resulted from the shipping of Vitaros® product.
Operating Expense (Income)
Operating expense (income) were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2015 vs 2014		Six Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating expense (income)
Research and development	$3,107	$2,103	$1,004	48%	$6,375	$3,547	$2,828	80%
General and administrative	2,669	2,877	(208)	(7)%	5,765	5,936	(171)	(3)%
Gain on contract settlement	—	—	—	N/M	—	(910)	910	(100)%
Recovery on sale of subsidiary	—	—	—	N/M	—	(50)	50	(100)%
Deconsolidation of former French Subsidiaries	—	(846)	846	(100)%	—	(846)	846	(100)%
Total operating expense	5,776	4,134	1,642	40%	12,140	7,677	4,463	58%
Loss from operations	$(5,823)	$1,245	$(7,068)	(568)%	$(11,945)	$(2,298)	$(9,647)	420%
Research and Development Expenses
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $1.0 million increase and $2.8 million increase in research and development expense during the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year, resulted primarily from increases in consulting expenses related to the development of fispemifene and RayVa™ . We expect to continue to incur additional expenses in 2015 related to the further development of Room Temperature Vitaros®, RayVa™ and fispemifene.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses during the three and six months ended June 30, 2015 were comparable to expenses in the same periods of the prior year.
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the six months ended June 30, 2014 represents the fair value of 388,888 escrowed common shares that were returned to us in connection with the settlement with former employees of Scomedica SAS, NexMed Europe SAS and NexMed Pharma SAS (the “French Subsidiaries”). These shares were restored as authorized, unissued common stock in March 2014.
Deconsolidation of Former French Subsidiaries
During the second quarter of 2014, we released a $2.8 million liability previously reflected in our consolidated balance sheet related to the deconsolidation of our former French Subsidiaries and recognized approximately $0.8 million as a gain on deconsolidation in our statement of operations.

Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2015 vs 2014		Six Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense)
Interest expense, net	$(157)	$(69)	$(88)	128%	$(303)	$(176)	$(127)	72%
Other income, net	735	29	706	2,434%	591	417	174	42%
Total other income (expense)	$578	$(40)	$618	(1,545)%	$288	$241	$47	20%
Interest Expense, Net
Interest expense increased $0.1 million during each of the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year due to interest paid in connection with the Credit Facility with the Lenders (see note 5 to our condensed consolidated financial statements for further details).
Other Income, Net
Other income, net, increased $0.7 million and $0.2 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in the prior year primarily due to the change in fair value related to the warrant liability incurred in connection with the February 2015 financing (see notes 1 and 6 to our condensed consolidated financial statements for further details). This was offset by the removal of the derivative liability related to our 7% Convertible Notes (the “2012 Convertible Notes”). The 2012 Convertible Notes were satisfied during the fourth quarter of 2014.
Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in) continuing operations
Net cash used in operating activities from continuing operations	$(14,738)	$(4,817)
Net cash used in investing activities from continuing operations	(188)	(382)
Net cash provided by financing activities from continuing operations	10,959	542
Net cash provided by discontinued operations	—	672
Net decrease in cash and cash equivalents	$(3,967)	$(3,985)
Operating Activities from continuing operations
Cash used in operating activities increased by $9.9 million during the six months ended June 30, 2015 as compared to the same period in the prior year due to an increase in net loss of $9.6 million from continuing operations, adjusted for non-cash items such as stock based compensation expense of $0.6 million and the warrant liability revaluation of $0.6 million. The increase in net loss was primarily due to a decrease of $5.1 million in revenue recognized during the six months ended June 30, 2015 as compared to the same period in the prior year, as well as increased spending in the current year on R&D consulting expenses related to the development of fispemifene, RayVa™ and Room Temperature Vitaros®.
Investing Activities from continuing operations
Cash used in investing activities of $0.2 million during the six months ended June 30, 2015 were for expenditures for the purchase of fixed assets.
Financing Activities from continuing operations
Cash provided by financing activities totaled $11.0 million during the six months ended June 30, 2015. The majority of the cash provided by financing activities is attributable to the $10.9 million in net proceeds that we received from the issuance of common stock and warrants in our offering in February 2015.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the VP, Finance and Chief Accounting Officer (“CAO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015. Based on this evaluation, our CEO and our CAO concluded that our disclosure controls and procedures were not effective as of June 30, 2015 because of the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management, with the participation of our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2015 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of June 30, 2015, material weaknesses existed in our internal control over financial reporting over the accounting for and disclosures of technical accounting matters in the condensed consolidated financial statements and effective monitoring and oversight over the controls in the financial reporting process. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2015, based on the COSO framework. For information on the progress of the remediation of the material weaknesses, see Material Weaknesses and Remediation Efforts below.
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
Changes in Internal Control Over Financial Reporting
As a result of the material weaknesses described above, there were changes in internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Although these material weaknesses continued to exist as of June 30, 2015, management believes that progress has been made with the following specific actions during the first half of 2015:

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
The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015:
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
As of June 30, 2015, we had cash and cash equivalents of approximately $7.4 million. We believe we have sufficient cash reserves and access to cash to fund our on-going operations through the third quarter of 2016. We expect to continue to have net cash outflows from operations during the remainder of 2015 as we further develop Room Temperature Vitaros®, complete our Phase 2a development program for RayVa™, further our Phase 2b development program for fispemifene and incur other operating costs. While we have historically generated modest revenues from our operations, we do not believe that these revenues will be sufficient to fund our long-term ongoing operations, including the development and commercialization of our product candidates and general and administrative expenses for the foreseeable future. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all of the elements of our strategic plan, including seeking additional market approvals and commercializing Vitaros®, completing our development programs for RayVa™ and fispemifene and developing and implementing a partnering strategy for Femprox®. If we are unable to accomplish these objectives, our business prospects would be diminished and we will likely be unable to achieve profitability.
We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $301.5 million from our inception through June 30, 2015. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful development, approval and commercialization of our product candidates including fispemifene, RayVa™ and Femprox®, and (2) the successful commercialization of Vitaros®. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.

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
In markets where Vitaros® is approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®. *
In markets where Vitaros® has received regulatory approval, we do not have or expect to have any sales or marketing infrastructure. Accordingly, our operating results and long-term success is substantially dependent on the commercialization efforts of our worldwide marketing partners. In jurisdictions where we have commercialized our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’ commercialization efforts for Vitaros® are unsuccessful, we may realize little or no revenue from sales in such markets.
In addition, distribution of Vitaros® requires cold-chain distribution, whereby the product must be maintained between specified temperatures. If a difficulty arises in our partner’s cold-chain distribution processes, through our partner’s failure to maintain Vitaros® between specified temperatures, Vitaros® could be damaged or spoiled and rendered unusable. Our marketing partners may also be required to repackage Vitaros® in certain smaller territories where Vitaros® has been approved, or our marketing partners may make claims about applications of Vitaros® beyond uses approved by regulators. Any failure by our partners to comply with packaging, labeling, advertising or promoting requirements in any jurisdiction may result in restrictions on the marketing or manufacturing of Vitaros®, withdrawal of the product from the market or voluntary or mandatory product recalls, which could negatively affect our potential future revenues. Our marketing partners independently determine when to order new product and whether to release Vitaros® in compliance with their own policies and guidelines. Our partners’ internal product release guidelines over which we have no control, may be more restrictive than local regulations. This may result in delays of sales, delivery or new orders of our product. For example, in July 2015, Sandoz reported that it was out of stock of Vitaros® in Germany because it has put a hold on releasing additional batches pending the results of an ongoing out-of-specification investigation by our contract manufacturer. We cannot give any assurance that Sandoz will resume product orders in Germany soon, or at all.
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
Our financial prospects depend in part on the ability of our contract manufacturers and our suppliers to produce and deliver Vitaros® in Canada, Europe and other countries within the approved product specifications. If Vitaros® is not able to be manufactured and provided to customers within the desired specifications and if those specifications cannot be maintained in accordance with approved label requirements, the expected sales by our partners may not be possible and our financial results would be negatively impacted. *
We are dependent upon our suppliers and manufacturers of active drug substance, proprietary excipient and other components used in Vitaros® to produce and deliver these materials for Vitaros® manufacturing according to the approved quality specifications filed with the regulatory authorities and according to GMP. If these suppliers or manufacturers are not able to supply these materials in a consistent and timely manner, or fail to meet the regulatory requirements to include Vitaros® product specifications, then Vitaros® would not be able to be manufactured.
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
It is possible that our contract manufacturers will not be able to successfully manufacture according to the requirements, and any unforeseen delay, inability to manufacture, or any unforeseen circumstance whereby the approved product label cannot be maintained could significantly impact our financial results. In July 2015, Sandoz reported that it was out of stock of Vitaros® in Germany. Sandoz has put a hold on releasing additional batches pending the results of an ongoing out-of-specification investigation by our contract manufacturer. Such investigation relates to a stability sample of Vitaros® manufactured for sale in the U.K. All relevant health authorities have been informed and are privy to the ongoing investigation. Sandoz continues to sell product in Sweden and Belgium and our other Vitaros® partners continue to release batches and sell product in the U.K., France and Spain. There can be no assurances that we will not experience similar manufacturing issues in the future.
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
The manufacturing specifications for producing Vitaros® in Canada affect the expected shelf-life that can be achieved for the product. Mylan, Inc., our marketing partner in Canada, is working with their contract manufacturer to optimize the shelf-life period for the cold-chain product prior to launch. If any of our partners are unable to achieve the desired product shelf life within approved specifications, our financial results could be negatively impacted.
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

Our clinical development plan for RayVa™ includes a Phase 2a clinical trial, a Phase 2b clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We initiated the Phase 2a clinical trial in December 2014 and will assess those results prior to initiating future clinical studies. Our clinical development plan for fispemifene includes Phase 2 and 3 clinical trials in patients with secondary hypogonadism. We initiated a Phase 2b clinical trial in May 2015. There is no guarantee that we will commence our planned clinical trials or that our ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
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
We, as well as certain of our officers and distributors, are subject, from time to time, to a number of legal proceedings, including those legal proceedings described in the notes to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Litigation is inherently unpredictable, and any claims and disputes may result in significant legal fees and expenses regardless of merit and could divert management’s time and other resources. If we are unable to successfully defend or settle any claims asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits regardless of merit, either in defending these claims or in pursuing counterclaims.
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
The terms of our Credit Facility place restrictions on our operating and financial flexibility. *
On October 17, 2014, we entered into the Credit Facility with the Lenders that is secured by substantially all of our assets, excluding intellectual property. The principal balance under the Credit Facility was $5.0 million at closing on October 17, 2014. On July 23, 2015, we borrowed an additional $5.0 million, which increased the principal balance under the Credit Facility to $10.0 million.
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
The Credit Facility also includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the term loans under the Credit Facility, including foreclosure against our properties securing the Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.
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

•
reaching agreement on acceptable terms and pricing with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

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
We are exposed to the risk that employees, independent contractors, principal investigators, CROs, consultant and vendors may engage in fraudulent or other illegal activity for which we may be held responsible. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar foreign regulatory bodies; including those laws that require the reporting of true, complete and accurate information to the FDA and other similar foreign regulatory bodies, (2) manufacturing standards, (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or (4) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We rely on third parties to conduct our preclinical studies and clinical trials. These third parties may not perform as contractually required or expected and issues may arise that could delay the completion of clinical trials and impact regulatory approval of our product candidates.*
We sometimes rely on third parties, such as CROs, medical institutions, academic institutions, clinical investigators and contract laboratories to conduct our preclinical studies and clinical trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA and the European Medicines Agency require us to comply with good laboratory practices for conducting and recording the results of our preclinical studies and cGCP, for conducting, monitoring, recording and reporting the results of clinical trials to assure that data and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with cGCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.
Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates.
Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.

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
We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. *
We are authorized to issue 160,000,000 shares of our capital stock, consisting of 150,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. Pursuant to the Common Stock Purchase Agreement with Aspire Capital entered into in August 2014, we may, from time to time under certain restrictions, sell up to $22.0 million worth of our common stock, of which $18.2 million remained available as of June 30, 2015. In light of our future capital needs, we may also issue additional shares of common stock at or below current market prices or issue convertible securities. These issuances would dilute the book value of existing stockholders common stock and could depress the value of our common stock.

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

10.1
Second Amendment to Loan and Security Agreement, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC and Silicon Valley Bank, dated April 30, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2015).

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

Apricus Biosciences, Inc.

Date: August 5, 2015	/s/ CATHERINE BOVENIZER
Catherine Bovenizer
Vice President, Chief Accounting Officer