Form 10-Q
period 2015-09-30
APRICUS BIOSCIENCES, INC.
filed 2015-11-05
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2015, 50,414,481 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,809	$11,400
Accounts receivable	575	678
Restricted cash	280	290
Inventories	142	275
Prepaid expenses and other current assets	1,359	646
Total current assets	8,165	13,289
Property and equipment, net	1,294	1,358
Other long term assets	141	162
Total assets	$9,600	$14,809

Liabilities and stockholders’ equity
Current liabilities
Notes payable, net	$2,683	$153
Accounts payable	417	860
Accrued expenses	2,869	4,555
Accrued compensation	879	1,112
Deferred revenue	7	226
Total current liabilities	6,855	6,906
Notes payable, net	7,193	4,626
Warrant liability	3,273	—
Deferred revenue	—	1,000
Other long term liabilities	190	358
Total liabilities	17,511	12,890

Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 50,414,481 and 44,330,006 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	50	44
Additional paid-in-capital	298,582	291,727
Accumulated deficit	(306,543)	(289,852)
Total stockholders’ (deficit) equity	(7,911)	1,919
Total liabilities and stockholders’ (deficit) equity	$9,600	$14,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
License fee revenue	$1,000	$1,500	$1,350	$6,954
Royalty revenue	188	—	351	—
Product sales	85	398	509	398
Total revenue	1,273	1,898	2,210	7,352
Cost of product sales	142	485	884	560
Gross profit	1,131	1,413	1,326	6,792
Operating expense (income)
Research and development	4,611	1,876	10,986	5,423
General and administrative	2,412	2,719	8,177	8,655
Gain on contract settlement	—	—	—	(910)
Recovery on sale of subsidiary	—	—	—	(50)
Deconsolidation of former French Subsidiaries	—	—	—	(846)
Total operating expense	7,023	4,595	19,163	12,272
Loss from continuing operations before other income (expense)	(5,892)	(3,182)	(17,837)	(5,480)
Other income (expense)
Interest expense, net	(254)	(44)	(557)	(220)
Other income, net	1,112	94	1,703	511
Total other income	858	50	1,146	291
Loss from continuing operations	(5,034)	(3,132)	(16,691)	(5,189)
Income from discontinued operations	—	19	—	691
Net loss	$(5,034)	$(3,113)	$(16,691)	$(4,498)

Basic and diluted income (loss) per common share
Loss per share from continuing operations	$(0.10)	$(0.08)	$(0.34)	$(0.14)
Income per share from discontinued operations	$—	$—	$—	$0.02
Net loss per share	$(0.10)	$(0.08)	$(0.34)	$(0.12)
Weighted average common shares outstanding	50,414	39,059	49,497	38,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,691)	$(4,498)
Gain from discontinued operations	—	691
Net loss from continuing operations	(16,691)	(5,189)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation and amortization	224	102
Non-cash interest expense	174	128
Stock-based compensation expense	912	1,456
Warrant liability revaluation	(1,804)	—
Loss on disposal of fixed assets	56	—
Deconsolidation of former French Subsidiaries	—	(846)
Gain on contract settlement	—	(910)
Recovery on loss on sale of subsidiary	—	(50)
Derivative liability revaluation	—	(517)
Other	35	—
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	103	(770)
Inventories	133	15
Prepaid expenses and other current assets	(718)	(598)
Other assets	(12)	(15)
Accounts payable	(443)	295
Deconsolidation of Former French Subsidiaries	—	(2,000)
Accrued expenses	(1,686)	(239)
Accrued compensation	(233)	(99)
Deferred revenue	(1,219)	484
Other liabilities	(163)	(160)
Net cash used in operating activities from continuing operations	(21,332)	(8,913)
Cash flows from investing activities from continuing operations:
Purchase of fixed assets, net	(216)	(500)
Proceeds from sale of subsidiary	—	50
Net cash used in investing activities from continuing operations	(216)	(450)
Cash flows from financing activities from continuing operations:
Issuance of common stock and warrants, net of offering costs	10,869	5,018
Proceeds from issuance of notes payable	5,000	—
Proceeds from the exercise of stock options	83	—
Release (deposit) of restricted cash	10	(50)
Repayment of capital lease obligations	(5)	(25)
Repayment of principal on note payable	—	(1,525)
Retirement of restricted stock	—	(42)
Net cash provided by financing activities from continuing operations	15,957	3,376
Cash flows from discontinued operations:

Net cash provided by operating activities of discontinued operations	—	16
Net cash provided by investing activities of discontinued operations	—	675
Net cash provided by discontinued operations	—	691
Net decrease in cash and cash equivalents	(5,591)	(5,296)
Cash and cash equivalents, beginning of period	11,400	21,405
Cash and cash equivalents, end of period	$5,809	$16,109

Non-cash investing and financing activities from continuing operations:
Issuance of 152,440 common warrants to debtholders	$75	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. BASIS OF PRESENTATION
Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2015. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. Certain prior year items in the statement of cash flows have been reclassified to conform to the current year presentation. The condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $306.5 million as of September 30, 2015 and recorded a net loss of approximately $16.7 million for the nine months ended September 30, 2015. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings and up-front payments received from commercial partners for the Company’s products under development.
In February 2015, the Company entered into subscription agreements with certain purchasers pursuant to which it sold an aggregate of 6,043,955 shares of its common stock and issued warrants to purchase up to an additional 3,021,977 shares of its common stock.  Each share of common stock was sold at a price of $1.82 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $1.82 per share, became exercisable beginning six months and one day after the date of issuance and will expire on the seventh anniversary of the date of issuance. The total net proceeds from the offering were $10.9 million after deducting expenses of approximately $0.1 million. The subscription agreements grant certain of the purchasers preemptive rights to participate in future equity issuances by the Company, subject to certain exceptions, and require that the Company obtain permission from certain of the purchasers prior to selling shares under its committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”).
In July 2015, the Company borrowed the remaining $5.0 million under its Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).
Between the $10.0 million borrowed from the Lenders, the access to additional capital under its committed equity financing facility, the $10.9 million received from the Company’s February 2015 financing, and cash received from Vitaros® royalties and product sales, the Company believes it has sufficient cash reserves and access to cash to fund its base operations through the fourth quarter of 2016. This includes the completion of its fispemifene phase 2b clinical trial, support of the commercialization of Vitaros®, and other general operating activities.
Although the Company believes it has sufficient cash reserves and access to cash to fund its base operations through the fourth quarter of 2016, the Company will need to raise substantial additional funds to finance other anticipated net cash outflows over the next year. These activities could include resubmission of a Vitaros® United States NDA, continued development of Room Temperature Vitaros®, as well as future clinical studies for fispemifene and RayVa™. If the Company is unable to maintain sufficient financial resources, including by raising additional funds when needed, its business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015
Warrant liability related to February 2015 financing	$—	$—	$3,273	$3,273

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following weighted-average assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2015:

Risk-free interest rate	1.45%
Volatility	92.6%
Dividend yield	—%
Expected term	6.38
Weighted average fair value	$1.08

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liability
Balance as of December 31, 2014	$—
Issuance of warrants in connection with February 2015 financing	5,077
Change in fair value measurement of warrant liability, included in other income	(1,804)
Balance as of September 30, 2015	$3,273

Of the inputs used to value the outstanding common stock warrant liabilities as of September 30, 2015, the most subjective input is the Company’s estimate of expected volatility.  If volatility increased to 150%, the weighted average fair market value of the common stock warrants outstanding would increase by approximately $0.9 million, or 26.5%.
Revenue Recognition
The Company generates revenues from licensing technology rights and the sale of products. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.
Payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. The Company considers a variety of factors in determining the appropriate method of accounting under its license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.
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
License Fee Revenue
The Company defers recognition of non-refundable upfront license fees if it has continuing performance obligations, without which the licensed data, technology, or product has no utility to the licensee separate and independent of its performance under the other elements of the applicable arrangement. Non-refundable, up-front fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the Company’s part are recognized as revenue when the license term commences and the licensed data, technology or product is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.
Product Sales Revenue
The Company has supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. These agreements do not permit the Company’s licensee partners to return product, unless the product sold to the licensee partner is delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company defers revenue recognition until the right of return no longer exists, which is the earlier of: (i) evidence that the product has been sold to an end customer or (ii) the right of return has expired. As such, the Company does not have a sales and returns allowance recorded as of September 30, 2015.
Royalty Revenue
The Company relies on its commercial partners to sell its Vitaros® product in approved markets and receives royalty revenue from its commercial partners based upon the amount of those sales. Royalty revenues are computed on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement.

Cost of Product Sales
The Company’s cost of product sales includes direct material and manufacturing overhead associated with production. Cost of product sales is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products. Cost of product sales also includes the cost of one-time manufactured samples provided to the Company’s licensee partners free of charge.
Deferred Cost of Product Sales
Deferred cost of product sales is stated at the lower of cost or market and includes product sold where title has transferred, but the criteria for revenue recognition have not been met. The Company’s deferred cost of product sales is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
Loss Per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the same period. Common equivalent shares may include stock options, restricted stock, warrants or shares related to convertible notes. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.

The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as they are anti-dilutive:

	Three and Nine Months Ended September 30,
	2015	2014
Outstanding stock options	4,355,435	3,698,671
Outstanding warrants	10,034,099	6,185,492
Convertible notes payable	—	482,283
Restricted stock	—	6,250
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
The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.37%-1.87%	1.58% - 2.1%
Volatility	66.85%-101.54%	79.34%-80.75%
Dividend yield	—%	—%
Expected term	5.25-6.46 years	5.25- 6.69 years
Forfeiture rate	11.54%	3.60%
Weighted average fair value	$1.07	$1.61

A summary of the Company’s stock option activity under all stock option plans during the nine months ended September 30, 2015 is as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	3,956	$2.58
Granted	1,393	$1.44
Exercised	(41)	$2.05
Cancelled	(953)	$3.54
Outstanding as of September 30, 2015	4,355	$2.01
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$55	$70	$142	$227
General and administrative	244	349	770	1,229
Total	$299	$419	$912	$1,456
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Recent Accounting Pronouncements
In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This update clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In addition, it clarifies that in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The effects of initially adopting the new standard should be applied on a modified retrospective basis to existing hybrid financial instruments issued in a form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective adoption is permitted to all relevant prior periods. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. This new standard is effective for annual periods ending after December 15, 2016 and early adoption is permitted. The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). The Company is currently in the process of evaluating whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.
2. VITAROS® LICENSING AND DISTRIBUTION AGREEMENTS
Ferring International Center S.A.
In October 2015, the Company entered into a distribution agreement with Ferring International Center S.A. (“Ferring Pharmaceuticals”), granting Ferring Pharmaceuticals the exclusive right to commercialize Vitaros® for the treatment of erectile dysfunction (“ED”) in Latin America, including Central America, South America and certain Caribbean countries. In October 2015, the Company received an upfront payment of $2.3 million. The Company is eligible to receive up to an additional $2.0 million in regulatory milestones and $14.0 million in aggregate sales milestones, plus high single-digit royalties on Ferring Pharmaceutical’s sales of the product.
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
The Company concluded that the fair value of the Vitaros® license was equal to $4.0 million or the sum of the $1.8 million upfront payment received, the $0.2 million payment received for National Phase approval in France, and the $2.0 million in severance payments made by Majorelle on behalf of the Company. During the second quarter of 2014, the Company recognized $3.0 million of the $4.0 million Vitaros® license fair value as license fee revenue in its statement of operations. During the third quarter of 2014, the Company met the remaining contractual condition to deliver a specified amount of Vitaros® and therefore, the remaining $1.0 million of revenue that had previously been deferred was recognized as license fee revenue in the Company’s condensed consolidated statement of operations.
Excluding product sales and royalty payments, the Company has received $2.0 million under the license agreement to date, which includes an upfront payment and a regulatory milestone payment related to the approval of Vitaros® in France. In addition to revenues from the sale of product, the Company is eligible to receive up to $19.4 million in additional milestone payments, including a regulatory milestone payment of $2.0 million related to approval of the room temperature formulation of Vitaros® and up to €15.5 million ($17.4 million as of September 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Majorelle’s sales of the product.
Bracco SpA
In December 2010, the Company entered into a license agreement with Bracco SpA (“Bracco”), granting Bracco the exclusive right to commercialize Vitaros® for the treatment of ED in Italy. The product was approved for the treatment of ED in Italy in November 2013 and launched in September 2015. To date, the Company has received $1.3 million, including an upfront payment and a regulatory milestone payment related to the approval of Vitaros® in Italy. The Company is eligible to receive up to an additional €4.5 million ($5.1 million as of September 30, 2015) in aggregate sales milestones, plus tiered double-digit royalties on Bracco’s sales of the product.
Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies
The Company entered into three license agreements with Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies (“Sandoz”), in February 2012, December 2013 and February 2015. The agreements are collectively referred to herein as the “Sandoz Agreements.” The first agreement granted Sandoz the exclusive right to commercialize Vitaros® for the treatment of ED in Germany. The second agreement extended the exclusive license grant to the following countries: Austria, Belgium, Denmark, Finland, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland (the “Expanded Territory”). The third agreement further extended the exclusive license grant to the following additional countries: Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong and Singapore (the “Expanded APAC Territory”). In June 2014, the Company also entered into a Manufacturing and Supply Agreement with Sandoz whereby the Company or its contract manufacturer will manufacture Vitaros® and supply it to Sandoz on a cost plus basis.
Vitaros® has been approved for the treatment of ED in Austria, Belgium, Denmark, Finland, Germany, Iceland, Luxemburg, the Netherlands, Norway and Sweden. The Company filed a marketing application in Switzerland with Swissmedic, the Swiss Agency for Therapeutic Products, for Vitaros® for the treatment of ED and is awaiting regulatory comments from Swissmedic. To date, Sandoz has launched the product as Vitaros® in Germany, Luxemburg and Sweden and as Vytaros® in Belgium. In July 2015, Sandoz reported that it was out of stock of Vitaros® in Germany. Sandoz has put a hold on releasing additional batches pending the results of an ongoing out-of-specification investigation by the Company’s contract manufacturer. Such investigation relates to a stability sample of Vitaros® manufactured for sale in the United Kingdom (“U.K.”). All relevant health authorities have been informed and are privy to the ongoing investigation. Sandoz continues to sell product in Sweden and Belgium and the Company’s other Vitaros® partners continue to release batches and sell product in territories such as the U.K., France, Spain and Italy.
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
In addition to revenues from the sale of product, the Company is eligible to receive up to $48.8 million in additional milestone payments under the Sandoz Agreements, which includes: (a) up to €0.3 million ($0.3 million as of September 30, 2015) in regulatory milestones related to approval of the product in the Expanded APAC Territory and approval of the room temperature formulation of Vitaros®; (b) up to $1.5 million in launch milestones related to the launch of the product in Switzerland and the room temperature formulation of Vitaros®; and (c) up to €41.8 million ($46.9 million as of September 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Sandoz’s sales of the product.
During the first quarter of 2015, the Company recognized $0.35 million as license fee revenue for the upfront payment received from Sandoz for the Expanded APAC Territory.
The Company recorded $2.0 million of deferred revenue for the upfront payment received from Sandoz for the Expanded Territory because Sandoz was entitled to a $2.0 million refund if certain regulatory and manufacturing conditions were not met. In December 2014, the Company met the manufacturing requirement and recognized $1.0 million of the upfront payment as license fee revenue. In the third quarter of 2015, the Company met the regulatory condition and recognized the remaining $1.0 million of license fee revenue that had previously been deferred.
Takeda Pharmaceuticals International GmbH
In September 2012, the Company entered into a license agreement with Takeda Pharmaceuticals International GmbH (“Takeda”), granting Takeda the exclusive right to market Vitaros® for the treatment of ED in the U.K. In September 2013, the Company entered into a Manufacturing and Supply Agreement with Takeda whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Takeda. The product has been approved for the treatment of ED in the U.K. and Takeda launched Vitaros® in the U.K. in June 2014.
Excluding product sales and royalty payments, the Company has received to date an upfront payment of $1.0 million. In addition to revenues from the sale of product, the Company is eligible to receive up to €33.9 million ($38.1 million as of September 30, 2015) in additional milestone payments, including a regulatory milestone payment of €0.4 million ($0.5 million as of September 30, 2015) related to approval of the room temperature formulation of Vitaros® and up to €33.5 million ($37.7 million as of September 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Takeda’s sales of the product.
Recordati Ireland Ltd.
In February 2014, the Company entered into a license agreement with Recordati Ireland Ltd. (“Recordati”), granting Recordati the exclusive right to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet Republics), Ukraine, Georgia, Turkey and certain countries in Africa. The product has been approved for the treatment of ED in Ireland, Spain, Portugal and Romania. In June 2014, the Company entered into a Manufacturing and Supply Agreement with Recordati whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Recordati on a cost plus basis. During the third quarter of 2015, Groupe Parima began manufacturing product for Recordati under its own manufacturing and supply agreement. Recordati launched the product as Virirec™ in Spain in May 2015.
The Company has received to date an upfront payment of $2.5 million. The Company is eligible to receive up to $39.9 million in additional milestone payments, including up to €1.0 million ($1.1 million as of September 30, 2015) in launch milestones related to the launch of the product in Russia and Turkey and up to €34.5 million ($38.8 million as of September 30, 2015) in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Recordati’s sales of the product.

Mylan N.V.
In January 2012, the Company entered into a license agreement with Abbott Laboratories Limited, now a subsidiary of Mylan N.V. (“Mylan”), granting Mylan the exclusive right to commercialize Vitaros® for the treatment of ED in Canada. The product was approved for the treatment of ED by Health Canada in late 2010. To date, the Company has received an upfront payment of $2.5 million. The Company is eligible to receive up to an additional $13.2 million in milestone payments, including a regulatory milestone payment of $0.2 million related to approval of the room temperature formulation of Vitaros® and up to $13.0 million in aggregate sales milestones. Additionally, the Company is eligible to receive tiered double-digit royalties on Mylan’s sales of the product.
3. ALLERGAN IN-LICENSING AGREEMENT

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, Inc. (“Allergan”), acquired the commercial rights to Vitaros® in the United States. In September 2015, the Company entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting the Company exclusive rights to develop and commercialize Vitaros® in the United States in exchange for a $1.0 million upfront payment and an additional $1.5 million in potential regulatory milestone payments to Allergan.
Upon FDA approval of a new drug application for Vitaros® in the United States, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, the Company is eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a double-digit royalty on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, the Company may commercialize the product and in return will pay Allergan a double-digit royalty on its net sales of the product.
Since the intangibles acquired in the license agreement do not have alternative future use, all costs incurred were treated as research and development expense. The Company recorded research and development expense of approximately $1.05 million during the third quarter of 2015, which represented the upfront payment made as well as transaction costs incurred.
4. FORENDO IN-LICENSING AGREEMENT
In October 2014, the Company entered into a license agreement and stock issuance agreement with Forendo Pharma Ltd. (“Forendo”), under which the Company was granted the exclusive right in the United States to develop and commercialize fispemifene, a tissue-specific selective estrogen receptor modulator (“SERM”) designed to treat symptomatic secondary hypogonadism, as well as chronic prostatitis and lower urinary tract symptoms in men.
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
5. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$78	$106
Work in process	64	169
	$142	$275
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Outside research and development services	$1,724	$838
Professional fees	610	625
Deferred compensation	177	176
Environmental remediation	75	126
Deferred consideration to Forendo (Note 4)	—	2,500
Other	283	290
	$2,869	$4,555
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred compensation	$179	$312
Deferred rent	10	41
Capital lease payable	1	5
	$190	$358
Gain on Contract Settlement
The $0.9 million gain on contract settlement recorded during the six months ended June 30, 2014 represents the fair value of 388,888 escrowed shares of common stock that were returned to the Company in connection with a settlement with former managers of the French Subsidiaries. These shares were restored as authorized, unissued common stock in March 2014.
6. DEBT
Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The proceeds from these loans were designated to pay off existing indebtedness and for working capital and general business purposes. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. Pursuant to the terms of the Credit Facility, the Lenders have a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders have the right to declare the term loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of September 30, 2015, the Company was in compliance with all covenants under the Credit Facility.
The first term loan bears interest at an annual rate of 7.95%. The second term loan bears interest at an annual rate of 8.01%. The repayment schedule provides for interest-only payments in arrears until November 2015, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date, which is October 1, 2018 (the “Maturity Date”). The Company has the option to prepay the outstanding balance of the term loans in full prior to the Maturity Date, subject to a prepayment fee of up to 3%. Upon repayment of each term loan, the Company is also required to make a final payment to the Lenders equal to 6% of the original principal amount of each term loan. This final payment is being accreted over the life of the Credit Facility using the effective interest method.
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

The Company’s notes payable balance consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Notes payable, principal	$10,000	$5,000
Add: accretion of final payment fee	112	16
Less: unamortized debt discount	(236)	(237)
	9,876	4,779
Less: current portion of notes payable, net	(2,683)	(153)
	$7,193	$4,626
The debt issuance costs, accretion of the final payment and amortization of the warrants are included in interest expense in the Company’s condensed consolidated statements of operations. The Company recognized interest expense related to the Credit Facility of $0.3 million and $0.6 million during the three and nine months ended September 30, 2015, respectively.
7. STOCKHOLDERS' EQUITY
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
Warrants
A summary of warrant activity during the nine months ended September 30, 2015 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	6,859,682	$3.83	2.7
Issued	3,174,417	$1.81	6.5
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding as of September 30, 2015	10,034,099	$3.19	3.4
Exercisable as of September 30, 2015	10,034,099	$3.19	3.4
In connection with the February 2015 financing, the Company issued warrants to purchase up to 3,021,977 shares of its common stock at an exercise price of $1.82 per share. The initial $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations. As of September 30, 2015, the fair value of the warrants was $3.3 million.
In connection with the funding of the second term loan during the third quarter of 2015, the Company issued warrants to the Lenders to purchase up to an aggregate of 152,440 shares of common stock at an exercise price of $1.64 per share.

The following table shows the number of outstanding warrants by exercise price and date of expiration as of September 30, 2015:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
716,356	$2.27	October 2015
480,392	$2.55	December 2015
2,469,136	$5.25	February 2017
3,000,000	$3.40	May 2018
3,021,977	$1.82	February 2022
193,798	$1.29	October 2024
152,440	$1.64	July 2025
10,034,099
8. COMMITMENTS AND CONTINGENCIES
The Company is a party to certain litigation that is either judged to be not material or that arises in the ordinary course of business from time to time. The Company intends to vigorously defend its interests in these matters. The Company expects that the resolution of these matters will not have a material adverse effect on its business, financial condition, results of operations, or cash flows. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Unites States Securities and Exchange Commission (“SEC”) on March 16, 2015. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships, the timing of planned launches of Vitaros® in various countries by commercial partners and the success of our partners’ commercialization efforts, the planned commencement of additional clinical trials for fispemifene and RayVa™, the expected timing of data results on our clinical trials, the resubmission of a new drug application for Vitaros® in the United States, the timing and success of our research and development efforts for Room Temperature Vitaros®, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out commercial launches of Vitaros® in various territories and the potential for delays in the timing of commercial launches, our ability to enter into partnering agreements or raise financing on acceptable terms, successful completion of clinical development programs, regulatory review and approval, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2014, many of which are outside our control.

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

Vitaros® is a registered trademark in certain countries and is pending registration in certain other countries, including the United States. Solely for convenience, we have used the ® symbol throughout this report, even when discussing territories where the trademark registration is pending.

General
We are a Nevada corporation that was initially formed in 1987. We have operated in the pharmaceutical industry since 1995. Our current focus is on the development and commercialization of innovative products and product candidates in the areas of urology and rheumatology. Our proprietary drug delivery technology is a permeation enhancer called NexACT®.
We have two product candidates in Phase 2 development, fispemifene for the treatment of symptomatic male secondary hypogonadism and RayVa™ for the treatment of Raynaud’s phenomenon, secondary to scleroderma. We have one commercial product, Vitaros® for the treatment of erectile dysfunction (“ED”), which is currently in development in the United States, approved in Canada and marketed throughout Europe. In addition, we are seeking to out-license our product candidate, Femprox®, for female sexual interest / arousal disorder (“FSIAD”), to one or more partners for future development.
Fispemifene
Fispemifene is a once-daily, orally administered, tissue-specific selective estrogen receptor modulator designed to potentially treat a variety of men’s health conditions, including secondary hypogonadism, as well as chronic prostatitis and lower urinary tract symptoms in men. Fispemifene acts in secondary hypogonadism by inhibiting the negative feedback of testosterone production via an estrogen-blocking effect at the level of the pituitary, resulting in increased testosterone production in the testes, which in turn restores circulating testosterone levels to within, but not beyond, the normal range. Fispemifene has also shown other positive tissue effects in animal studies, such as preserving bone density, anti-proliferative activity in prostate and breast cancer, a beneficial effect on lipids, reduction of prostate inflammation and improved urodynamics.
We in-licensed the United States development and commercialization rights to fispemifene from Forendo Pharma Ltd. in October 2014. Prior to 2014, two Phase 2a clinical trials in a total of 154 men with secondary hypogonadism showed that fispemifene normalized testosterone levels while retaining (and, in some cases restoring) testicular function. We are conducting a randomized double-blind Phase 2b clinical trial in symptomatic secondary hypogonadism which began in May 2015. The primary endpoint is to measure improvements in erectile dysfunction from a baseline measurement period. We expect to complete enrollment in our Phase 2b clinical trial before the end of 2015 and to release top-line results during the first quarter of 2016. We also expect to initiate study activities in lower urinary tract symptoms in the fourth quarter of 2015. Further, we expect to release data from an ongoing nine-month chronic toxicology study in the second quarter of 2016.
Approximately 90 million men over 40 years old in the United States suffer from secondary hypogonadism, chronic non-bacterial prostatitis or lower urinary tract symptoms. In 2013, the market for testosterone replacement treatment for primary and secondary hypogonadism was approximately $1.7 billion. Based on this market size, we estimate the market opportunity for fispemifene to treat adult men with symptomatic secondary hypogonadism to be approximately $1 billion.
RayVa™
RayVa™ (alprostadil) is our product candidate for the treatment of Raynaud's phenomenon associated with scleroderma (systemic sclerosis). The RayVa™ product combines alprostadil, which dilates blood vessels, with our proprietary permeation enhancer, DDAIP.HCl, and is applied as an on-demand topical cream to affected extremities.
Raynaud's phenomenon is characterized by constriction of the blood vessels in response to cold or stress of the hands and feet, resulting in reduced blood flow and the sensation of pain, which can be severe. Primary Raynaud's phenomenon, which is not associated with an underlying medical condition, affects an estimated 3-5% of the United States population. Secondary Raynaud's phenomenon, affecting approximately 500,000 in the United States, is driven by an underlying medical condition, such as scleroderma, lupus or rheumatoid arthritis. Symptoms are severe and patients risk associated fingertip ulcerations. There are an estimated 100,000 adult patients with scleroderma in the United States, of which approximately 90% have secondary Raynaud's phenomenon. Approximately 80% of scleroderma patients are women. Both primary and secondary Raynaud's phenomenon disproportionately affects women.

RayVa™ received clearance in May 2014 from the United States Food and Drug Administration (“FDA”) to begin clinical studies. We reported results from our Phase 2a clinical trial of RayVa™ for the treatment of Raynaud’s phenomenon secondary to scleroderma in September 2015, which supported moving RayVa™ forward into future clinical trials. We expect to initiate a Phase 2b clinical trial in the second half of 2016.
We believe that RayVa™ presents an attractive commercial opportunity. There is currently no approved therapy for Raynaud's phenomenon in the United States, representing an unmet medical need. Moreover, because there are only approximately 4,500 rheumatologists treating secondary Raynaud’s patients in the United States, we believe we can commercialize RayVa™ efficiently if we receive FDA approval.
Vitaros®
Vitaros® (alprostadil) is a topically-applied cream formulation of alprostadil, which dilates blood vessels, combined with our proprietary permeation enhancer DDAIP.HCl, which directly increases blood flow to the penis, causing an erection. We own the non-United States rights to Vitaros®, which we out-license to our marketing partners for commercialization in their respective territories. Allergan plc (“Allergan”) owns the rights to Vitaros® in the United States and in September 2015, we entered into an agreement with Allergan to license the United States development and commercialization rights for Vitaros®.
Vitaros® is currently in development in the United States, approved in Canada and marketed throughout Europe. Our European marketing partners for Vitaros® include Laboratoires Majorelle (“Majorelle”), Bracco S.p.A. (“Bracco”), Hexal AG (“Sandoz”), Takeda Pharmaceuticals International GmbH (“Takeda”) and Recordati Ireland Ltd. (“Recordati”). Our licensee partners began launching Vitaros® in certain territories in Europe beginning in the second half of 2014 and the product is now launched in France, Italy, Germany, the United Kingdom, Spain, Belgium, Luxemburg and Sweden. In addition, in October 2015, we announced that Ferring International Center S.A., (“Ferring Pharmaceuticals”) will be our Vitaros® distributor in certain Latin American countries. We have a second-generation Vitaros® product candidate in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions, which we refer to as “Room Temperature Vitaros®.”
With our broad Vitaros® expertise and internal know-how, coupled with our proven success in obtaining regulatory approvals for Vitaros® in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros. in the United States. We plan to initiate non-clinical studies by the end of 2015 to address issues previously raised by the FDA in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, DDAIP.HCl, and certain chemistry, manufacturing and control issues. We expect to re-submit a revised new drug application (“NDA”) with the FDA in the second half of 2016.
We believe Vitaros® offers greater market opportunity compared to other alprostadil dosage forms due to its patient-friendly delivery form as well as a competitive alternative to oral ED products. ED affects approximately 150 million men worldwide. In the United States, ED is estimated to affect 20 million men, of which approximately 5 million have been diagnosed and only approximately 1.25 million are being treated. An estimated 600,000 men are newly diagnosed each year. In the United States, the ED market is approximately $3 billion annually.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2015, we had an accumulated deficit of approximately $306.5 million and recorded a net loss of approximately $16.7 million for the nine months ended September 30, 2015. We have been principally financed through the sale of our common stock and other equity securities, debt financing and up-front payments received from commercial partners for our products under development.
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
In July 2015, we borrowed the remaining $5.0 million available under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).
Between our access to additional capital under our committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”), the $10.0 million borrowed from the Lenders, the $10.9 million received from our February 2015 financing, and cash received from Vitaros® royalties and product sales, we believe we have sufficient cash reserves and access to cash to fund our base operations through the fourth quarter of 2016. This includes the completion of our fispemifene phase 2b clinical trial, support of the commercialization of Vitaros®, and other general operating activities. As of September 30, 2015, net open purchase orders totaled approximately $8.3 million.
Although we believe we have sufficient cash reserves and access to cash to fund our base operations through the fourth quarter of 2016, we will need to raise substantial additional funds to finance other anticipated net cash outflows over the next year. These activities could include resubmission of a Vitaros® United States NDA, continued development of Room Temperature Vitaros®, as well as future clinical studies for fispemifene and RayVa™. If we are unable to maintain sufficient financial resources, including by raising additional funds when needed, our business, financial condition and results of operations will be materially and adversely affected. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity financings may have a dilutive effect on the holdings of our existing stockholders.
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
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and there have been no material changes during the nine months ended September 30, 2015.

Results of Operations
Revenues and gross profit were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2015 vs 2014		Nine Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
License fee revenue	$1,000	$1,500	$(500)	(33)%	$1,350	$6,954	$(5,604)	(81)%
Royalty revenue	188	—	188	N/M	351	—	351	N/M
Product sales	85	398	(313)	(79)%	509	398	111	28%
Total revenue	1,273	1,898	(625)	(33)%	2,210	7,352	(5,142)	(70)%
Cost of product sales	142	485	(343)	(71)%	884	560	324	58%
Gross profit (loss)	$1,131	$1,413	$(282)	(20)%	$1,326	$6,792	$(5,466)	(80)%
Revenue
License Fee Revenue
The $0.5 million decrease in license fee revenue during the three months ended September 30, 2015 was due to the recognition in 2014 of $1.0 million and $0.5 million associated with the Majorelle and Sandoz license agreements, respectively, offset by $1.0 million of license fee revenue recognized during the three months ended September 30, 2015 associated with the Sandoz license agreement. The $5.6 million decrease in license fee revenue during the nine months ended September 30, 2015, was due to the recognition in 2014 of $4.0 million in license fee revenue related to the Majorelle license agreement, approximately $2.5 million associated with the Recordati license agreement, and approximately $0.5 million associated with the Sandoz license agreement. This was offset by the recognition of $1.4 million of license fee revenue related to the Sandoz license agreement during the nine months ended September 30, 2015.
Royalty Revenue
Our royalty revenues are computed based on sales reported to us by our licensee partners on a quarterly basis, which are typically one quarter in arrears, and agreed upon royalty rates for the respective license agreement. Royalty revenue during the three and nine months ended September 30, 2015 of $0.2 million and $0.4 million, respectively, was related to sales of licensed Vitaros® product sold by Takeda, Sandoz, Recordati, and Majorelle in their respective territories.
Product Sales
Our product sales revenues are the result of shipping Vitaros® product to our commercialization partners. The $0.3 million decrease in product sales revenue during the three months ended September 30, 2015 as compared to the same period in the prior year, was due to our commercialization partners contracting directly with our Vitaros® manufacturer.
Product sales revenues were comparable for the nine months ended September 30, 2015 as compared to the same period in the prior year. This is due to lower sales in 2014 since product sales did not commence until the third quarter of 2014, offset by a decrease in 2015 as our commercialization partners work directly with our manufacturer. We expect this declining trend to continue as our remaining commercialization partners enter into contracts directly with our manufacturer.
We expect our cash inflows from operations during the remainder of 2015 will result from licensing and milestone revenues received from commercial partners as well as product sales and related royalty payments from our Vitaros® product. The timing of these revenues is uncertain and as such our revenue may vary significantly between periods.
Cost of Product Sales
Our cost of product sales includes direct material costs associated with the production of inventories. Cost of product sales also includes the cost of manufactured samples provided to our commercialization partners free of charge, which contributed to our negative margin. The change in cost of product sales for the three and nine months ended September 30, 2015 as compared to the same periods of the prior year is proportionate to the variance in the sale of Vitaros® product.
With our support, many of our commercialization partners are working directly with our contract manufacturers. We anticipate that our cost of product sales will continue to decrease as all of our commercialization partners begin to contract directly with the manufacturer to produce Vitaros®.

Operating Expense (Income)
Operating expense (income) were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2015 vs 2014		Nine Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Operating expense (income)
Research and development	$4,611	$1,876	$2,735	146%	$10,986	$5,423	$5,563	103%
General and administrative	2,412	2,719	(307)	(11)%	8,177	8,655	(478)	(6)%
Gain on contract settlement	—	—	—	N/M	—	(910)	910	(100)%
Recovery on sale of subsidiary	—	—	—	N/M	—	(50)	50	(100)%
Deconsolidation of former French Subsidiaries	—	—	—	N/M	—	(846)	846	(100)%
Total operating expense	7,023	4,595	2,428	53%	19,163	12,272	6,891	56%
Loss from operations	$(5,892)	$(3,182)	$(2,710)	85%	$(17,837)	$(5,480)	$(12,357)	225%
Research and Development Expenses
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $2.7 million and $5.6 million increases in research and development expense during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year, resulted primarily from increases in outside services related to the development of fispemifene and RayVa™ as well as $1.0 million in expense for the upfront payment to Allergan for the in-license of Vitaros® in the United States (see footnote 3 for further details). In addition, payroll costs increased in 2015 related to additional headcount added in order to manage our clinical and non-clinical trials. We expect to continue to incur additional expenses in 2015 related to the further development of fispemifene, resubmission of an NDA for Vitaros® in the United States and the further development of Room Temperature Vitaros®.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses during the three and nine months ended September 30, 2015 were comparable to expenses in the same periods of the prior year.
Gain on Contract Settlement
During the first quarter of 2014, we recorded a gain on contract settlement of $0.9 million, which represented the fair value of 388,888 escrowed common shares that were returned to us in connection with the settlement with former employees of Scomedica SAS, NexMed Europe SAS and NexMed Pharma SAS (the “French Subsidiaries”). These shares were restored as authorized, unissued common stock in March 2014.
Deconsolidation of Former French Subsidiaries
During the second quarter of 2014, we released a $2.8 million liability previously reflected in our consolidated balance sheet related to the deconsolidation of our former French Subsidiaries and recognized approximately $0.8 million as a gain on deconsolidation in our statement of operations.

Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2015 vs 2014		Nine Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Other income (expense)
Interest expense, net	$(254)	$(44)	$(210)	477%	$(557)	$(220)	$(337)	153%
Other income, net	1,112	94	1,018	1,083%	1,703	511	1,192	233%
Total other income (expense)	$858	$50	$808	1,616%	$1,146	$291	$855	294%
Interest Expense, Net
Interest expense increased $0.2 million and $0.3 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year due to interest charges in connection with the Credit Facility with the Lenders (see note 6 to our condensed consolidated financial statements for further details).
Other Income, Net
Other income, net, increased $1.0 million and $1.2 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in the prior year primarily due to the change in fair value related to the warrant liability incurred in connection with the February 2015 financing (see notes 1 and 7 to our condensed consolidated financial statements for further details). This was offset by the removal of the derivative liability related to our 7% Convertible Notes (the “2012 Convertible Notes”). The 2012 Convertible Notes were satisfied during the fourth quarter of 2014.
Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in) continuing operations
Net cash used in operating activities from continuing operations	$(21,332)	$(8,913)
Net cash used in investing activities from continuing operations	(216)	(450)
Net cash provided by financing activities from continuing operations	15,957	3,376
Net cash provided by discontinued operations	—	691
Net decrease in cash and cash equivalents	$(5,591)	$(5,296)
Operating Activities from continuing operations
Cash used in operating activities increased by $12.4 million during the nine months ended September 30, 2015 as compared to the same period in the prior year due to an increase in net loss of $11.5 million from continuing operations, adjusted for non-cash items such as the decrease in stock based compensation expense of $0.5 million and the warrant liability revaluation of $1.8 million. The increase in net loss was primarily due to a decrease of $5.6 million in license fee revenue recognized during the nine months ended September 30, 2015 as compared to the same period in the prior year, as well as increased spending in the current year on research and development consulting expenses related to the development of fispemifene, RayVa™ and Room Temperature Vitaros®.
Investing Activities from continuing operations
Cash used in investing activities of $0.2 million during the nine months ended September 30, 2015 were primarily for expenditures for the purchase of fixed assets.
Financing Activities from continuing operations

Cash provided by financing activities of $16.0 million during the nine months ended September 30, 2015 was primarily attributable to the $10.9 million in net proceeds that we received from the issuance of common stock and warrants in our offering in February 2015 as well as $5.0 million in proceeds from the funding of a second term loan in July 2015.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the VP, Finance and Chief Accounting Officer (“CAO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015. Based on this evaluation, our CEO and our CAO concluded that our disclosure controls and procedures were not effective as of September 30, 2015 because of the material weaknesses in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting
Management, with the participation of our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2015, material weaknesses existed in our internal control over financial reporting over the accounting for and disclosures of technical accounting matters in the condensed consolidated financial statements and effective monitoring and oversight over the controls in the financial reporting process. Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015, based on the COSO framework. For information on the progress of the remediation of the material weaknesses, see Material Weaknesses and Remediation Efforts below.
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
Changes in Internal Control Over Financial Reporting
As a result of the material weaknesses described above, there were changes in internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Although these material weaknesses continued to exist as of September 30, 2015, management believes that progress has been made with the following specific actions during the nine months ended September 30, 2015:

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
As of September 30, 2015, we had cash and cash equivalents of approximately $5.8 million. Based upon our current operating plan and the access to additional capital under our committed equity financing facility, we believe we have sufficient cash to fund our on-going operations through the fourth quarter of 2016. We expect to continue to have net cash outflows from operations during the remainder of 2015 as we further our Phase 2b development program for fispemifene, works towards resubmission of an NDA for Vitaros® in the United States, further develop Room Temperature Vitaros®, and incur other operating costs. While we have historically generated modest revenues from our operations, we do not believe that these revenues will be sufficient to fund our long-term ongoing operations, including the development and commercialization of our product candidates and general and administrative expenses for the foreseeable future. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all of the elements of our strategic plan, including seeking additional market approvals and commercializing Vitaros®, and completing our development programs for RayVa™ and fispemifene. If we are unable to accomplish these objectives, our business prospects would be diminished and we will likely be unable to achieve profitability.
We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $306.5 million from our inception through September 30, 2015. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful development, approval and commercialization of our product candidates including fispemifene and RayVa™, and (2) the successful development of Vitaros® in the United States. and the commercialization of Vitaros® in the United States. and other markets outside of the United States. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
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
In markets where Vitaros® is approved, we are substantially dependent on marketing partners to successfully commercialize Vitaros®.*
In markets where Vitaros® has received regulatory approval, we do not have or expect to have any sales or marketing infrastructure. Accordingly, our operating results and long-term success is substantially dependent on the commercialization efforts of our worldwide marketing partners. In jurisdictions where we have commercialized our products with partners the amount of revenue we receive from product sales will be lower than if we commercialized directly, as we will be required to share the revenues with our partners. If our partners’ commercialization efforts for Vitaros® are unsuccessful, we may realize little or no revenue from sales in such markets.
In addition, distribution of Vitaros® requires cold-chain distribution, whereby the product must be maintained between specified temperatures. If a difficulty arises in our partner’s cold-chain distribution processes, through our partner’s failure to maintain Vitaros® between specified temperatures, Vitaros® could be damaged or spoiled and rendered unusable. Our marketing partners may also be required to repackage Vitaros® in certain smaller territories where Vitaros® has been approved, or our marketing partners may make claims about applications of Vitaros® beyond uses approved by regulators. Any failure by our partners to comply with packaging, labeling, advertising or promoting requirements in any jurisdiction may result in restrictions on the marketing or manufacturing of Vitaros®, withdrawal of the product from the market or voluntary or mandatory product recalls, which could negatively affect our potential future revenues. Our marketing partners independently determine when to order new product and whether to release Vitaros® in compliance with their own policies and guidelines. Our partners’ internal product release guidelines, over which we have no control, may be more restrictive than local regulations. This may result in delays of sales, delivery or new orders of our product. For example, in July 2015, Sandoz reported that it was out of stock of Vitaros® in Germany because it has put a hold on releasing additional batches pending the results of an ongoing out-of-specification investigation by our contract manufacturer. We cannot give any assurance that Sandoz will resume product orders in Germany soon, or at all.
Any failure of our partners to adequately perform their obligations under our license agreements for Vitaros® or any of our other product candidates or the termination of such agreements could have a material and adverse impact on our business.
We and our licensees depend upon third party manufacturers for our products Vitaros®, fispemifene, and RayVa™ and for the raw materials, components, chemical supplies, and dispensers required for our finished products.
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
In addition, we and our licensees are also dependent on third party manufacturers and suppliers of raw materials, components, chemical supplies for the active drugs in our products and product candidates under development for the formulation and supply of our NexACT® enhancers and finished products. We are dependent on these third-party manufacturers for dispensers that are essential in the production of our products Vitaros®and other products and product candidates. These raw materials, components, chemical supplies, finished products and dispensers must be supplied on a timely basis and at satisfactory quality levels.
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
Our financial prospects depend in part on the ability of our contract manufacturers and our suppliers to produce and deliver Vitaros® in Canada, Europe and other countries within the approved product specifications. If Vitaros® is not able to be manufactured and provided to customers within the desired specifications and if those specifications cannot be maintained in accordance with approved label requirements, the expected sales by our partners may not be possible and our financial results would be negatively impacted.*
We are dependent upon our suppliers and manufacturers of active drug substance, proprietary excipient and other components used in Vitaros® to produce and deliver these materials for Vitaros® manufacturing according to the approved quality specifications filed with the regulatory authorities and according to GMP. If these suppliers or manufacturers are not able to supply these materials in a consistent and timely manner, or fail to meet the regulatory requirements to include Vitaros® product specifications, then Vitaros® would not be able to be manufactured.
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
It is possible that our contract manufacturers will not be able to successfully manufacture according to the requirements, and any unforeseen delay, inability to manufacture, or any unforeseen circumstance whereby the approved product label cannot be maintained could significantly impact our financial results. In July 2015, Sandoz reported that it was out of stock of Vitaros® in Germany. Sandoz has put a hold on releasing additional batches pending the results of an ongoing out-of-specification investigation by our contract manufacturer. Such investigation relates to a stability sample of Vitaros® manufactured for sale in the United Kingdom. All relevant health authorities have been informed and are privy to the ongoing investigation. Sandoz continues to sell product in Sweden and Belgium and our other Vitaros® partners continue to release batches and sell product in the U.K., France, Spain and Italy. There can be no assurances that we will not experience similar manufacturing issues in the future.

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
Our business is dependent in part on the success of our product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially commercialize products.*
Our future success depends in part on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates in the United States before we receive regulatory approval from the United States FDA and comparable foreign regulatory authorities in overseas jurisdictions, and we may not receive such regulatory approvals on a timely basis, or at all.
Our clinical development plan for RayVa™ includes a now completed Phase 2a clinical trial, a Phase 2b clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We reported results on the Phase 2a clinical trial in September 2015, which supported moving RayVa™ forward into future clinical trials expected to begin in 2016. Our clinical development plan for fispemifene includes Phase 2 and 3 clinical trials in patients with secondary hypogonadism. We initiated a Phase 2b clinical trial for fispemifene in May 2015. There is no guarantee that we will commence our planned clinical trials or that our ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
We cannot anticipate when or if we will seek regulatory review of our product candidates for any indication. We in-licensed the rights to Vitaros® in the United States in September 2015. We expect to resubmit an NDA in the second half of 2016. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize our product candidates and on the favorableness of the labeling language granted as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma or secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men are not as significant as we estimate, our business and prospects will be harmed.

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
We face a high degree of competition.
We are engaged in a highly competitive industry. We and our licensees compete against many companies and research institutions that research, develop and market products in areas similar to those in which we operate. For example, Viagra®(Pfizer), Cialis®(Lilly), Levitra®(Glaxo Smith Kline), Stendra®(Endo Pharmaceuticals, Inc.), and Spedra®(Menarini Group) are currently approved for treatment of ED. Various companies have testosterone replacement therapies on the market for hypogonadism, such as Androgel (Abbott Labs), Axiron (Eli Lilly), Repros Therapeutics, and Testim, Testopel, Striant, Aveed and Fortesta (Endo Pharmaceuticals, Inc.).
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
A number of other companies have attempted to gain approval in the United States and foreign countries for products similar to Femprox® for indications similar to Female Sexual Interest and Arousal Disorder and have not been successful.*
There have been numerous other companies that have tried to gain regulatory approval for a product in the United States or in any other country to treat FSIAD. To date, to our knowledge, the only product approved by the FDA or any other regulatory agency is Sprout Pharmaceuticals (recently acquired by Valeant Pharmaceuticals) for its drug Addyi™ for the treatment of Hypoactive Sexual Desire Disorder (“HSDD”) in women and no other products are currently on the market for this disorder or a similar disorder. A number of companies such as BioSante for its drug LibiGel®, Proctor & Gamble for its drug Intrinsa® and Boehringer Ingelheim for its drug Girosa®, have invested substantial resources in pre-clinical and clinical development on such products and have failed to have them approved by the FDA. There is no guarantee that our product candidate, Femprox®, will be approved by the FDA or any other regulatory agency or that we will realize any revenues from sales of or for the partnering agreements for Femprox®.
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
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully operate our business.*
Our success depends, in part, on our ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. We have incurred attrition at the senior management level in the past, and although we have employment agreements with five of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from successfully operating our business. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located. We may need to hire additional personnel to support development and commercial efforts for Vitaros® and to support our further development of fispemifene and RayVa™. We may not be able to attract and retain qualified personnel on acceptable terms.
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
We, as well as certain of our officers and distributors, are subject, from time to time, to a number of legal proceedings, including those legal proceedings described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. Litigation is inherently unpredictable, and any claims and disputes may result in significant legal fees and expenses regardless of merit and could divert management’s time and other resources. If we are unable to successfully defend or settle any claims asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits regardless of merit, either in defending these claims or in pursuing counterclaims.
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
The terms of our Credit Facility place restrictions on our operating and financial flexibility.*
On October 17, 2014, we entered into the Credit Facility with the Lenders that is secured by substantially all of our assets, excluding intellectual property. The principal balance under the Credit Facility was $5.0 million at closing on October 17, 2014. On July 23, 2015, we borrowed an additional $5.0 million, which increased the principal balance under the Credit Facility to $10.0 million.
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
We are party to license agreements with Allergan and Forendo Pharma Ltd. that imposes diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing agreements, we are obligated to pay royalties on net product sales of Vitaros® or fispemifene to the extent they are covered by the agreements. If we fail to comply with our obligations, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of product candidates being developed using rights licensed to us under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.
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
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, in August 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2024 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly following the 2016 presidential election cycle, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products and product candidates or additional pricing pressures.
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
We may issue additional shares of our capital stock that could dilute the value of your shares of common stock.*
We are authorized to issue 160,000,000 shares of our capital stock, consisting of 150,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. Pursuant to the Common Stock Purchase Agreement with Aspire Capital entered into in August 2014, we may, from time to time under certain restrictions, sell up to $22.0 million worth of our common stock, of which $18.2 million remained available as of September 30, 2015. In light of our future capital needs, we may also issue additional shares of common stock at or below current market prices or issue convertible securities. These issuances would dilute the book value of existing stockholders common stock and could depress the value of our common stock.

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

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

10.1†	License Agreement and Amendment, by and between NexMed (U.S.A.), Inc. and Warner Chilcott Company, LLC, dated September 9, 2015.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

†    Confidential treatment has been requested for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: November 5, 2015	/s/ CATHERINE BOVENIZER
Catherine Bovenizer
Vice President, Chief Accounting Officer