Form 10-Q
period 2016-03-31
APRICUS BIOSCIENCES, INC.
filed 2016-05-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 3, 2016, 61,808,619 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,907	$3,887
Accounts receivable	688	519
Restricted cash	180	280
Inventories	405	469
Prepaid expenses and other current assets	939	1,062
Total current assets	9,119	6,217
Property and equipment, net	1,235	1,290
Other long term assets	78	274
Total assets	$10,432	$7,781

Liabilities and stockholders’ (deficit) equity
Current liabilities
Notes payable, net	$8,746	$9,401
Accounts payable	1,096	1,580
Accrued expenses	2,902	3,343
Accrued compensation	405	1,223
Deferred revenue	99	137
Total current liabilities	13,248	15,684
Warrant liability	3,848	1,841
Other long term liabilities	179	200
Total liabilities	17,275	17,725

Commitments and contingencies
Stockholders’ (deficit) equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 61,778,121 and 50,414,481 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	62	50
Additional paid-in-capital	304,475	298,881
Accumulated deficit	(311,380)	(308,875)
Total stockholders’ (deficit) equity	(6,843)	(9,944)
Total liabilities and stockholders’ (deficit) equity	$10,432	$7,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
License fee revenue	$—	$350
Royalty revenue	367	88
Product sales	259	37
Total revenue	626	475
Cost of goods sold	233	233
Gross profit	393	242
Operating expense
Research and development	2,806	3,268
General and administrative	2,404	3,096
Total operating expense	5,210	6,364
Loss before other income (expense)	(4,817)	(6,122)
Other income (expense)
Interest expense, net	(279)	(158)
Change in fair value of warrant liability	2,595	(136)
Other income, net	—	4
Total other income (expense)	2,316	(290)
Loss before income tax expense	(2,501)	(6,412)
Income tax expense	(4)	—
Net loss	$(2,505)	$(6,412)

Loss per share
Basic	$(0.05)	$(0.13)
Diluted	$(0.09)	$(0.13)
Weighted average shares outstanding
Basic	55,050	47,633
Diluted	56,021	47,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,505)	$(6,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	73	74
Non-cash interest expense	100	58
Stock-based compensation expense	355	289
Warrant liability revaluation	(2,595)	136
Changes in operating assets and liabilities:
Accounts receivable	(169)	165
Inventories	64	58
Prepaid expenses and other current assets	123	(223)
Other assets	23	(3)
Accounts payable	(374)	(68)
Accrued expenses	(589)	461
Accrued compensation	(569)	(562)
Deferred revenue	(39)	(45)
Other liabilities	(20)	(55)
Net cash used in operating activities	(6,122)	(6,127)
Cash flows from investing activities:
Purchase of fixed assets	(6)	(165)
Net cash used in investing activities	(6)	(165)
Cash flows from financing activities:
Issuance of common stock and warrants, net of offering costs	9,804	10,957
Proceeds from the exercise of stock options	—	83
Release of restricted cash	100	10
Repayment of capital lease obligations	(1)	(2)
Repayment of principal on notes payable	(755)	—
Net cash provided by financing activities	9,148	11,048
Net increase in cash and cash equivalents	3,020	4,756
Cash and cash equivalents, beginning of period	3,887	11,400
Cash and cash equivalents, end of period	$6,907	$16,156

Non-cash investing and financing activities:
Issuance of restricted stock	$249	$—
Purchase of fixed assets not yet paid	$(12)	$—
Transaction costs for 2016 financing activities	$(137)	$—
Capital lease payable	$(1)	$—
Liability incurred in connection with February 2015 financing	$—	$88
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015	50,414	$50	$298,881	$(308,875)	$(9,944)
Stock-based compensation expense	—	—	355	—	355
Issuance of restricted stock	—	—	249	—	249
Issuance of common stock and warrants, net of offering costs	11,364	12	4,990	—	5,002
Net loss	—	—	—	(2,505)	(2,505)
Balance as of March 31, 2016	61,778	$62	$304,475	$(311,380)	$(6,843)

Apricus Biosciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2016. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. Certain prior year items have been reclassified to conform to the current year presentation. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Liquidity
The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $311.4 million as of March 31, 2016 and reported a net loss of approximately $2.5 million and negative cash flows from operations for the three months ended March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings and up-front payments received from commercial partners for the Company’s products under development. As of March 31, 2016, the Company had cash and cash equivalents of approximately $6.9 million.
In January 2016, the Company entered into subscription agreements with certain purchasers pursuant to which it agreed to sell an aggregate of 11,363,640 shares of its common stock and warrants to purchase up to an additional 5,681,818 shares of its common stock to the purchasers for an aggregate offering price of $10.0 million, to take place in separate closings. Each share of common stock was sold at a price of $0.88 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $0.88 per share, become exercisable six months and one day after the date of issuance and will expire on the seventh anniversary of the date of issuance. During the first closing in January 2016, the Company sold an aggregate of 2,528,411 shares and warrants to purchase up to 1,264,204 shares of common stock for gross proceeds of $2.2 million. The remaining shares and warrants were sold in a subsequent closing in March 2016 for gross proceeds of $7.8 million following stockholder approval at a special meeting on March 2, 2016. Prior to the Company’s January 2016 financing, its ability to issue equity under the committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”) was subject to the written consent from one of the purchasers in the February 2015 financing (see note 8 below for a description of this financing). Pursuant to the terms of the Company’s January 2016 financing, the Company is no longer required to obtain such consent.
In October 2014, the Company entered into the Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”), which is secured by substantially all of the Company’s assets, excluding intellectual property. Upon closing, a $5.0 million term loan was funded. In July 2015, the Company borrowed the remaining $5.0 million available under its Credit Facility with the Lenders. The principal balance under the Credit Facility was $8.8 million as of March 31, 2016.
The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. The Company has approximately $79.0 million available under the S-3 shelf registration statement (No. 333-198066) and of that, $18.2 million is currently reserved for its committed equity financing facility with Aspire Capital. This equity financing facility may be terminated in the Company’s sole discretion by giving written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities. In addition, under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates, or public float, is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Purchase Agreement, is limited to an aggregate of one-third of our public float. As of May 3, 2016 the Company’s public float was 47.1 million shares, the value of which was approximately $63.6 million based upon the closing price of its common stock of $1.35 on March 24, 2016. SEC regulations permit the Company to use the highest closing sales price of its common stock (or the average of the last bid and last ask prices of its common stock) on any day within 60 days of sales under its shelf registration statement. The value of one-third of the Company’s public float calculated on the same basis was $21.2 million.
The Company’s stock price must be $1.00 per share or above in order for the Company to access the remaining reserve under its committed equity financing facility with Aspire Capital. Of the maximum number of shares, approximately 5.0 million shares of common stock remain available for sale to Aspire Capital. As of March 31, 2016, the Company did not have access to any of the reserve due to a stock price of $0.58 per share. Assuming a stock price of $1.00 per share or greater, the agreement specifies a maximum number of shares of common stock to be sold. The Company may sell additional shares under the agreement above the maximum if the total weighted average of all shares issued to date is $1.97 per share or greater. Shares issued to date have a total weighted average sales price of $1.46 per share.
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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations and service its debt;

•	the revenue generated by product sales and royalty revenue from the Company’s Vitaros® commercialization partners;

•	the revenue generated by component sales to the Company’s contract manufacturers;

•	the outcome, costs and timing of clinical trial results for its product candidate;

•	the emergence and effect of competing or complementary products;

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
In order to fund its operations during the next twelve months, the Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, accessing additional capital under its committed equity financing facility with Aspire Capital, as described above or the completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development activities, such as the resubmission of a Vitaros® United States new drug application (“NDA”), continued development of Room Temperature Vitaros®, as well as future clinical studies for RayVa™. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.
Warrant Liabilities

The Company’s outstanding common stock warrants issued in connection with its February 2015 and January 2016 financings are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain provisions that require the Company to maintain active registration of the shares underlying such warrants, which is considered outside of the Company’s control. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis (in thousands) as of March 31, 2016 and December 31, 2015:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liabilities
Balance as of March 31, 2016	$—	$—	$3,848	$3,848
Balance as of December 31, 2015	$—	$—	$1,841	$1,841

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model for the three months ended March 31, 2016:

Risk-free interest rate	1.30%
Volatility	95.26%-99.32%
Dividend yield	—%
Expected term	6.79-6.93
Weighted average fair value	$0.44

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liability
Balance as of December 31, 2015	$1,841
Issuance of warrants in connection with January 2016 financing	4,807
Change in fair value measurement of warrant liability	(3,476)
Repricing of February 2015 warrants in connection with January 2016 financing	676
Balance as of March 31, 2016	$3,848

Of the inputs used to value the outstanding common stock warrant liabilities as of March 31, 2016, the most subjective input is the Company’s estimate of expected volatility.

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

Product Sales Revenue
The Company’s product sales revenue is comprised of two components: sales of Vitaros® product to its commercialization partners and sales of work-in-process inventory to its manufacturing partners. The Company has supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. These agreements do not permit the Company’s licensee partners to return product, unless the product sold to the licensee partner is delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company defers revenue recognition until the right of return no longer exists, which is the earlier of: (i) evidence that the product has been sold to an end customer or (ii) the right of return has expired. As such, the Company does not have a sales and returns allowance recorded as of March 31, 2016 and December 31, 2015.
Historically, sales of component inventory to the manufacturing partners was accounted for on a net basis since these products were ultimately returned to the Company as finished goods and were then sold onto commercialization partners. As the majority of the Company’s commercialization partners are now buying the finished goods directly from the manufacturers, the Company’s component sales are no longer recognized on a net basis. During the three months ended March 31, 2016, the Company recognized $0.3 million in revenues from component sales to its third party manufacturers.
Royalty Revenue
The Company relies on its commercial partners to sell its Vitaros® product in approved markets and receives royalty revenue from its commercial partners based upon the amount of those sales. Royalty revenues are computed on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement.
Cost of Goods Sold
The Company’s cost of goods sold includes direct material and manufacturing overhead associated with production. Cost of goods sold is also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products. Cost of goods sold also includes the cost of one-time manufactured samples provided to the Company’s licensee partners free of charge as well as finders’ fees and royalty payments to Midas Pharma GmbH, who assists the Company in locating commercialization partners for Vitaros®.
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

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	2016	2015
Basic net loss per share
Net loss allocated to common stockholders	$(2,505)	$(6,412)
Weighted average common shares outstanding- basic	55,050	47,633
Net loss per share- basic	$(0.05)	$(0.13)
Diluted net loss per share
Net loss allocated to common stockholders- basic	$(2,505)	$(6,412)
Change in fair value of warrants	2,595	—
Net loss allocated to common stockholders	$(5,100)	$(6,412)
Weighted average common shares outstanding- basic	55,050	47,633
Dilutive securities	971	—
Weighted average common shares outstanding- diluted	56,021	47,633
Net loss per share- diluted	$(0.09)	$(0.13)

The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as they are anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Outstanding stock options	5,528,168	4,592,562
Outstanding warrants	13,547,825	9,881,659
Restricted stock	224,677	—
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
The following table presents the assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.57%-1.78%	1.39% - 1.67%
Volatility	72.35%-80.02%	81.13%-101.54%
Dividend yield	—%	—%
Expected term	5.25-6.08 years	5.25- 6.08
Forfeiture rate	11.33%	11.54%
Weighted average fair value	$0.76	$1.05
A summary of the Company’s stock option activity under all stock option plans during the three months ended March 31, 2016 is as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	4,053,605	$1.95
Granted	1,502,000	1.11
Exercised	—	—
Cancelled	(27,437)	2.89
Outstanding as of March 31, 2016	5,528,168	$1.71
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$64	$30
General and administrative	291	259
Total	$355	$289
Segment Information
The Company operates under one segment which develops pharmaceutical products.

Recent Accounting Pronouncements
In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, Revenue from Contracts with Customers, which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance. In March 2016, the FASB issued ASU No. 2016-08, the amendment of which intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company is currently in the process of evaluating its various contracts and revenue streams subject to this update but has not completed its assessment and therefore has not yet concluded on whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies income tax consequences and the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any organization in any interim or annual period. The Company is currently evaluating whether the adoption of the new standard will have a material effect on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-2, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating whether the adoption of the new standard will have a material effect on its condensed consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU was effective January 1, 2016 and had no material impact on the Company’s condensed consolidated financial statements and related disclosures. ASU 2015-03 requires a retroactive method of adoption, and therefore, the Company has reclassified approximately $0.07 million from other current assets to the current portion of its note payable as of December 31, 2015.  Approximately $0.01 million was reclassified from other expense to interest expense for the three months ended March 31, 2015.
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

2. VITAROS® LICENSING AND DISTRIBUTION AGREEMENTS
The following table summarizes the total revenue by commercialization partner recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016 (1)	2015
Ferring International Center S.A. ("Ferring")	$—	$—
Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies ("Sandoz")	11	410
Takeda Pharmaceuticals International GmbH (“Takeda”)	39	65
Laboratories Majorelle ("Majorelle")	174	—
Recordati Ireland Ltd. ("Recordati")	63	—
Bracco SpA (“Bracco”)	84	—
	$371	$475
(1) Product sales to the Company’s contract manufacturers are not shown in the table above since they were unrelated to any of the Company’s commercialization partners.
The following table summarizes the potential future milestones the Company was eligible for by commercialization partner (in thousands) as of March 31, 2016:

Commercialization Partner	Regulatory Milestones (1)	Commercial Launch Milestones (1)	Sales Milestones (1)	Total
Sandoz	$326	$1,500	$47,229	$49,055
Recordati	—	1,131	39,027	40,158
Takeda (2)	452	—	37,896	38,348
Allergan	—	25,000	—	25,000
Majorelle	2,000	—	17,534	19,534
Ferring	2,000	—	14,000	16,000
Abbott Laboratories Limited, now a subsidiary of Mylan N.V. (“Mylan”)	225	—	13,000	13,225
Bracco	—	—	5,091	5,091
Neopharm Scientific Limited (“Neopharm”)	250	—	4,000	4,250
Elis Pharmaceuticals Limited (“Elis”)	100	—	1,900	2,000
	$5,353	$27,631	$179,677	$212,661
(1) Certain contractual amounts have been converted to USD based on the applicable exchange rate as of March 31, 2016.
(2) Effective April 2016, the Company terminated its license agreement with Takeda.
Ferring
In October 2015, the Company entered into a distribution agreement with Ferring, granting Ferring the exclusive right to commercialize Vitaros® for the treatment of erectile dysfunction (“ED”) in Latin America, including Central America, South America and certain Caribbean countries. In April 2016, the Company extended the exclusive license grant to include the United Kingdom. The product has been approved for the treatment of ED in the United Kingdom.
In addition to the milestones outlined in the table above, the Company is eligible to receive high single-digit royalties on Ferring’s sales of the product in Latin America and low double digit royalties on its sales of the product in the United Kingdom.
Majorelle
In November 2013, the Company entered into a license agreement with Majorelle, granting Majorelle the exclusive right to market Vitaros® for the treatment of ED in France, Monaco and certain countries in Africa. To date, the product has been approved for the treatment of ED in France, where it was launched in May 2015.
In December 2013, in a related negotiation, Majorelle agreed to make severance payments to certain former employees of the Company’s former subsidiaries in France for an aggregate amount of approximately $2.0 million on behalf of the Company. In September 2014, the Company entered into a Manufacturing and Supply Agreement with Majorelle whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Majorelle on a cost plus basis. During the first quarter of 2015, Groupe Parima began manufacturing product for Majorelle under its own manufacturing and supply agreement.

In addition to the milestones outlined in the table above, the Company is eligible to receive tiered low double-digit royalties on Majorelle’s sales of the product.
Bracco
In December 2010, the Company entered into a license agreement with Bracco, granting Bracco the exclusive right to commercialize Vitaros® for the treatment of ED in Italy. The product has been approved for the treatment of ED in Italy, where it was launched in September 2015. In addition to the milestones above, the Company is eligible to receive tiered low double-digit royalties on Bracco’s sales of the product.
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
The product has been approved for the treatment of ED in Austria, Belgium, Denmark, Finland, Germany, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland. To date, Sandoz has launched the product as Vitaros® in Germany, Luxemburg and Sweden and as Vytaros® in Belgium.
In addition to the milestones outlined in the table above, the Company is eligible to receive tiered low double-digit royalties on Sandoz’s sales of the product.
Takeda
In April 2016, the Company and Takeda mutually agreed to terminate the license agreement, entered into in September 2012, which had granted Takeda the exclusive right to market Vitaros® for the treatment of ED in the U.K, as well as any ancillary agreements related to the manufacture or sale of the product.
Recordati
In February 2014, the Company entered into a license agreement with Recordati, granting Recordati the exclusive right to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet Republics), Ukraine, Georgia, Turkey and certain countries in Africa. In June 2014, the Company entered into a Manufacturing and Supply Agreement with Recordati whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Recordati on a cost plus basis. During the third quarter of 2015, Groupe Parima began manufacturing product for Recordati under its own manufacturing and supply agreement. The product has been approved for the treatment of ED in Spain, Ireland, Czech Republic, Poland, Portugal, Romania and Slovakia. Recordati launched the product as Virirec™ in Spain in May 2015.
In addition to the milestones outlined in the table above, the Company is eligible to receive tiered low double-digit royalties on Recordati’s sales of the product.
Mylan
In January 2012, the Company entered into a license agreement with Abbott Laboratories Limited, now a subsidiary of Mylan, granting Mylan the exclusive right to commercialize Vitaros® for the treatment of ED in Canada. The product was approved for the treatment of ED by Health Canada in late 2010. In addition to the milestones above, Company is eligible to receive tiered low single digit to low double-digit royalties on Mylan’s sales of the product.
Elis
In January 2011, the Company entered into a license agreement with Elis, granting Elis the exclusive rights to market Vitaros® for the treatment of ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen. In addition to the milestones above, the Company is eligible to receive tiered low double-digit royalties based on Elis’ sales of the product.
Neopharm
In February 2011, the Company entered into a license agreement with Neopharm, granting Neopharm the exclusive rights to market Vitaros® for the treatment of ED in Israel and the Palestinian Territories. In addition to the milestones above, the Company is eligible to receive tiered low double-digit royalties based on Neopharm’s sales of the product.

Global Harvest
In June 2009, the Company entered into a license agreement with Global Harvest, granting Global Harvest the exclusive rights to market Vitaros® for the treatment of ED in Australia and New Zealand. The Company is eligible to receive low single-digit royalty payments on Global Harvest’s sales of the product. Global Harvest filed for approval with the Therapeutic Goods Administration in Australia in December 2014 but withdrew the submission in January 2016, pending resolution of certain review issues. The Company expects Global Harvest will resubmit upon resolution of those issues.

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
Upon the Food and Drug Administration’s approval of a new drug application for Vitaros® in the United States, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, the Company is eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a low double-digit royalty on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, the Company may commercialize the product and in return will pay Allergan a low double-digit royalty on its net sales of the product.
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
The Company may be obligated to pay Forendo up to an additional $42.5 million based on completion of certain regulatory milestones, up to $260.0 million in sales milestones, plus tiered low double-digit royalties based on its sales of the product in the United States.
The Company recognized research and development expense of $13.6 million upon the completion of the transaction in December 2014. The $13.6 million is the sum of the following: $5.0 million upfront payment made in October 2014; $5.9 million in common stock issued to Forendo; the $2.5 million cash consideration paid in April 2015; and transaction costs of $0.2 million.
6. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$86	$145
Work in process	319	324
	$405	$469
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Outside research and development services	$1,420	$2,228
Professional fees	1,086	466
Deferred compensation	178	178
Environmental remediation	3	6
Other	215	465
	$2,902	$3,343
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred compensation	$89	$135
Deferred rent	90	65
	$179	$200
7. DEBT
Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The proceeds from these loans were designated to pay off existing indebtedness and for working capital and general business purposes. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. Pursuant to the terms of the Credit Facility, the Lenders have a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders have the right to declare the term loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of March 31, 2016, the Company was in compliance with all covenants under the Credit Facility and has not received any notification or indication from the Lenders of an intent to declare the loan due prior to maturity. However, due to the Company’s current cash flow position and the substantial doubt about its being able to continue as a going concern, the entire principal amount of the Credit Facility has been presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should the Company’s financial condition improve.
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

The Company’s notes payable balance consisted of the following (in thousands), all of which is classified as short-term:

	March 31, 2016	December 31, 2015
Notes payable, principal	$8,787	$9,505
Add: accretion of final payment fee	190	171
Less: unamortized debt discount	(231)	(275)
	$8,746	$9,401
The debt issuance costs, accretion of the final payment and amortization of the warrants are included in interest expense in the Company’s condensed consolidated statements of operations. The Company recognized interest expense related to the Credit Facility of $0.3 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.
8. STOCKHOLDERS' EQUITY
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
The warrants issued in connection with the January 2016 financing (the “January 2016 Warrants”) occurred in separate closings in January 2016 and March 2016 and gave rights to purchase up to 5,681,818 total shares of the Company’s common stock at an exercise price of $0.88 per share. The total initial $4.8 million fair value of the warrants on their respective closing dates was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. These warrants become exercisable in July 2016 and September 2016 and have expiration dates of January 2023 and March 2023, respectively.
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
The warrants issued in connection with the February 2015 financing (the “February 2015 Warrants”) gave rights to purchase up to 3,021,977 shares of its common stock at an exercise price of $1.82 per share. The initial $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations.
Pursuant to the January 2016 financing, the exercise price of the February Warrants was reduced from $1.82 per share to $0.88 per share, become exercisable in July 2016 and have an expiration date of January 2023. The modification to the February 2015 warrants resulted in a charge in the amount of approximately $0.7 million. As of March 31, 2016, the total fair value of the January 2016 Warrants and the February 2015 Warrants was $3.8 million.
A summary of the warrant activity during the three months ended March 31, 2016 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	8,837,351	$3.30	3.6
Issued	5,681,818	$0.88	6.9
Exercised	—	$—	—
Cancelled	—	$—	—
Outstanding as of March 31, 2016	14,519,169	$2.16	4.9
Exercisable as of March 31, 2016	5,815,374	$4.07	2.0
The following table shows the number of outstanding warrants by exercise price and date of expiration as of March 31, 2016:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
2,469,136	$5.25	February 2017
3,000,000	$3.40	May 2018
3,021,977	$0.88	January 2023
1,264,204	$0.88	January 2023
4,417,614	$0.88	March 2023
193,798	$1.29	October 2024
152,440	$1.64	July 2025
14,519,169
11. SUBSEQUENT EVENTS
On April 25, 2016, the Company terminated the exclusive license agreement with Takeda, previously entered into in September 2012, whereby the Company granted Takeda exclusive rights to market NexMed’s Vitaros® drug for the treatment of ED in the UK. In addition, the Company amended its distribution agreement with Ferring to extend Ferring’s exclusive rights to market Vitaros® for the treatment of ED in Latin America and certain Caribbean countries to now include the United Kingdom (collectively the “Territory”).

Under the terms of the agreement, the Company will receive an additional upfront payment of $0.3 million from Ferring for the UK rights. The Company continues to be eligible to receive up to $16.0 million in regulatory and sales milestone payments, plus high single-digit to low double-digit royalties based on Ferring’s net sales of the product in the Territory. Ferring has agreed to obtain all necessary regulatory marketing approvals.

In addition, on April 25, 2016, the Company granted 1,000,000 restricted stock units (“RSUs”) to its employees in order to retain  and incentivize its employees to achieve its strategic objectives regarding Vitaros®. One half of the RSUs will vest if the Company receives marketing approval of Vitaros® in the United States by the FDA on or before December 31, 2018 and the remaining half will vest on January 1, 2018. The RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The RSUs granted to the Company’s officers named above are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-

K for the year ended December 31, 2015 as filed with the United States Securities and Exchange Commission (“SEC”) on March 9, 2016. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the establishment of future partnerships, the timing of planned launches of Vitaros® in various countries by commercial partners and the success of our partners’ commercialization efforts, the planned commencement of additional clinical trials for RayVa™, the expected timing of data results on our clinical trials, the resubmission of a new drug application for Vitaros® in the United States, the timing and success of our research and development efforts for Room Temperature Vitaros®, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, our dependence on commercial partners to carry out commercial launches of Vitaros® in various territories and the potential for delays in the timing of commercial launches, our ability to enter into partnering agreements or raise financing on acceptable terms, if at all; successful completion of clinical development programs; the timing of resubmission of a revised NDA for Vitaros® to the Food and Drug Administration (“FDA”); regulatory review and approval by the FDA and similar regulatory bodies; anticipated revenue growth; manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in Part II below, many of which are outside our control.

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
We have one commercial product, Vitaros® for the treatment of erectile dysfunction (“ED”), which is currently in development in the United States, approved in Canada and marketed throughout Europe. We have one active product candidate, RayVa™, which is in Phase 2 development for the treatment of Raynaud’s Phenomenon, secondary to scleroderma. Based on recent clinical trial results, we are discontinuing all development of our other product candidate, fispemifene, for the treatment of secondary hypogonadism, but will continue to pursue fispemifene as a product candidate for urological conditions.
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
Our European commercialization partners for Vitaros® include Laboratoires Majorelle (“Majorelle”), Bracco S.p.A. (“Bracco”), Hexal AG (“Sandoz”), Ferring International Center S.A. (“Ferring”) and Recordati Ireland Ltd. (“Recordati”). The product is currently approved for marketing in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Iceland, Ireland,

Italy, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland and the United Kingdom (the “UK”). Our commercialization partners began launching Vitaros® in certain territories in Europe beginning in the second half of 2014 and the product is now launched in Belgium, France, Germany, Italy, Luxembourg, Spain, Sweden and the UK by our commercialization partners. In addition, in October 2015, we announced that Ferring will be our Vitaros® distributor in certain Latin American countries. We have a second-generation Vitaros® product candidate in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions, which we refer to as “Room Temperature Vitaros®.”
With our broad Vitaros® expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros® in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros® in the United States. We initiated certain activities in 2015 to address issues previously raised by the FDA in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, NexACT®, and certain chemistry, manufacturing and control issues. We expect to re-submit a revised NDA with the FDA in the second half of 2016.
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
Raynaud's Phenomenon is characterized by constriction of the blood vessels in response to cold or stress of the hands and feet, resulting in reduced blood flow and the sensation of pain, which can be severe. Primary Raynaud's Phenomenon, which is not associated with an underlying medical condition, affects an estimated 3-5% of the United States population. Secondary Raynaud’s Phenomenon, affecting approximately 500,000 in the United States, is driven by an underlying medical condition, such as scleroderma, lupus or rheumatoid arthritis. Symptoms are severe and patients risk associated fingertip ulcerations. There are an estimated 100,000 adult patients with scleroderma in the United States, of which approximately 90% have secondary Raynaud’s Phenomenon. Approximately 80% of scleroderma patients are women. Both primary and secondary Raynaud’s Phenomenon disproportionately affect women.
RayVa™ received clearance in May 2014 from the FDA to begin clinical studies. We reported results from our Phase 2a clinical trial of RayVa™ for the treatment of Raynaud’s Phenomenon secondary to scleroderma in September 2015, which supported moving RayVa™ forward into future clinical trials. We expect to finalize the RayVa™ Phase 2b delivery device and study protocol, explore U.S. and European Union Orphan Designation and partner ex-U.S. prior to initiating any future clinical studies.
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
Fispemifene
Fispemifene is a once-daily, orally administered, tissue-specific selective estrogen receptor modulator designed to potentially treat a variety of men’s health conditions, including secondary hypogonadism, lower urinary tract symptoms and chronic prostatitis in men.
We in-licensed the United States development and commercialization rights to fispemifene from Forendo Pharma Ltd. in October 2014. We conducted a randomized double-blind Phase 2b clinical trial in symptomatic secondary hypogonadism and we released top-line data during the first quarter of 2016 indicating that the study did not achieve statistical significance for either the erectile function primary endpoint or low libido secondary endpoint. Achievement of one or both of these clinical endpoints was essential in order to meet U.S. FDA regulatory requirements. As a result, we will discontinue all development of fispemifene in secondary hypogonadism.
Growth Strategy
To commercialize and develop our proprietary products and product candidates, through these primary initiatives:
Commercialize Vitaros® through partnerships
We currently have commercial partnerships for Vitaros® with the following pharmaceutical companies in the countries indicated:

Partner	Licensed Territory	Approved Countries (*Launched)
Abbott Laboratories Limited, now a subsidiary of Mylan N.V. (“Mylan”)	Canada	Canada
Ferring	UK and certain Latin American countries	UK*
Sandoz
Germany, Austria, Belgium, Luxemburg, the Netherlands, Denmark, Finland, Iceland, Norway, Sweden and Switzerland, Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong and Singapore
Germany*, Belgium*, Sweden*, Luxembourg*, Denmark, Finland, Iceland, the Netherlands, Norway, Switzerland
Majorelle	France, Monaco and certain African countries	France*
Bracco	Italy, Vatican City and San Marino	Italy*
Recordati
Spain, Ireland, Portugal, Greece, Cyprus, the CEE countries (Central and Eastern Europe), Russia and the rest of the CIS countries (former Soviet republics), Ukraine, Georgia, Turkey and certain African countries
Spain*, Ireland, Czech Republic, Poland, Portugal, Romania, Slovakia
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
Our commercialization partners have launched Vitaros® in France, Italy, Germany, the United Kingdom, Spain, Belgium, Luxemburg and Sweden and we expect to obtain European approval for one or more variations to the approved product with the goal of enhancing the profile of Vitaros®. In addition, we have licensed the U.S. development and commercialization rights for Vitaros® from Allergan and we expect to re-submit the NDA for Vitaros® in the United States in the second half of 2016.
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
Develop and commercialize additional technologies and products based upon proprietary technologies developed in-house or acquired from third-parties
Our product candidate for the treatment of Raynaud’s Phenomenon secondary to scleroderma, RayVa™, is currently in Phase 2 development. We completed and reported top-line data on the Phase 2a clinical trial for RayVa™ and we believe the data, coupled with previously generated non-clinical data, supports moving RayVa™ forward into future clinical trials designed to evaluate symptomatic effects in subjects with Raynaud’s secondary to scleroderma.

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2016, we had an accumulated deficit of approximately $311.4 million and recorded a net loss of approximately $2.5 million and negative cash flows from operations for the three months ended March 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development. As of March 31, 2016, net open purchase orders totaled approximately $6.5 million.
In January 2016, we entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 11,363,640 shares of our common stock and warrants to purchase up to an additional 5,681,818 shares of our common stock to the purchasers for an aggregate offering price of $10.0 million, which took place in two separate closings. Each share of common stock was sold at a price of $0.88 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $0.88 per share, become exercisable six months and one day after the date of issuance and will expire on the seventh anniversary of the date of issuance. During the first closing in January 2016, we sold an aggregate of 2,528,411 shares and warrants to purchase up to 1,264,204 shares of common stock for gross proceeds of $2.2 million. The remaining shares and warrants were sold in a subsequent closing in March 2016 for gross proceeds of $7.8 million following stockholder approval at a special meeting on March 2, 2016. Prior to our January 2016 financing, our ability to issue equity under the committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”) was subject to the written consent from one of the purchasers in our February 2015 financing. Pursuant to the terms of our January 2016 financing, we are no longer required to obtain such consent.
In October 2014, we entered into a Loan and Security Agreement (the “Credit Facility”) with Oxford Finance, LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”), which is secured by substantially all of our assets, excluding intellectual property. Upon closing, a $5.0 million term loan was funded. In July 2015, we borrowed the remaining $5.0 million available under our Credit Facility with the Lenders. The principal balance under the Credit Facility was $8.8 million as of March 31, 2016 (see note 7 to our consolidated financial statements for further details).
As of March 31, 2016, we had cash and cash equivalents of approximately $6.9 million. During the first quarter of 2016, we raised $10.0 million from equity events. We will receive additional cash from Vitaros® royalties and product sales. We may also have access to additional capital under our committed equity financing facility with Aspire Capital, subject to certain limitations described below.
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. We have approximately $79.0 million available under the S-3 shelf registration statement (No. 333-198066) and of that, $18.2 million is currently reserved for our committed equity financing facility with Aspire Capital. This equity financing facility may be terminated in our sole discretion by giving written notice. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the committed equity financing facility with Aspire Capital, is limited to an aggregate of one-third of our public float. As of May 3, 2016 our public float was 47.1 million shares, the value of which was approximately $63.6 million based upon the closing price of our common stock of $1.35 on March 24, 2016. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under our shelf registration statement. The value of one-third of our public float calculated on the same basis was $21.2 million.
Our stock price must be $1.00 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. Assuming a stock price of $1.00 per share or greater, the agreement specifies a maximum number of shares of common stock to be sold, of which approximately 5.0 million shares is currently available. We may sell additional shares under the agreement above the maximum if the total weighted average of all shares issued to date is $1.97 per share or greater. Shares issued to date have a total weighted average sales price of $1.46 per share. As of May 3, 2016, none was available under the committed equity financing facility since our stock price was below $1.00.
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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations and service our debt;

•	the revenue generated by product sales and royalty revenue from our Vitaros® commercialization partners

•	the revenue generated by component sales to our contract manufacturers;

•	the outcome, costs and timing of clinical trial results for our product candidate;

•	the emergence and effect of competing or complementary products;

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
In order to fund our operations during the next twelve months, we will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, accessing additional capital under our committed equity financing facility with Aspire Capital, as described above and/or the completion of a licensing transaction for one or more of our pipeline assets. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. This could affect future development activities, such as the resubmission of a Vitaros® NDA, continued development of Room Temperature Vitaros®, as well as future clinical studies for RayVa™. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes during the three months ended March 31, 2016.
Results of Operations
Revenues and gross profit were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2016 vs 2015
	2016	2015	$ Change	% Change
License fee revenue	$—	$350	$(350)	(100)%
Royalty revenue	367	88	279	317%
Product sales	259	37	222	600%
Total revenue	626	475	151	32%
Cost of goods sold	233	233	—	—%
Gross profit	$393	$242	$151	62%
Revenue
License Fee Revenue
The $0.4 million decrease in license fee revenue during the three months ended March 31, 2016, was due to the recognition in 2015 of $0.4 million due to the expansion of our license agreement with Sandoz to commercialize Vitaros® in certain Asian and Pacific countries.

Royalty Revenue
Our royalty revenue is computed based on sales reported to us by our licensee partners on a quarterly basis, which are typically one quarter in arrears, and agreed upon royalty rates for the respective license agreement. Royalty revenue during the three months ended March 31, 2016 of $0.4 million, was related to sales of licensed Vitaros® product sold by Takeda, Sandoz, Recordati, Majorelle and Bracco in their respective territories. Royalty revenue during the three months ended March 31, 2015 of $0.09 million, was related to sales of licensed Vitaros® product sold by Takeda and Sandoz in their respective territories.
Product Sales
Our product sales revenue is comprised of two components: sales of Vitaros® product to our commercialization partners and sales of work-in-process inventory to our manufacturing partners. Product sales revenues increased by $0.2 million for the three months ended March 31, 2016 as compared to the same period in the prior year. Historically, sales of component inventory to the manufacturing partners was accounted for on a net basis since these products were ultimately returned to us as finished goods and were then sold onto our commercialization partners. As the majority of our commercialization partners are now buying the finished goods directly from the manufacturers, our component sales are no longer recognized on a net basis. During the three months ended March 31, 2016, we recognized $0.3 million in revenues from component sales to our third party manufacturers which was offset by a decline in product sales of Vitaros® product in 2016 as our commercialization partners work directly with our manufacturers. We expect sales of Vitaros® product to continue to decline as our remaining commercialization partners enter into contracts directly with our manufacturers.
We expect our cash inflows from operations during the remainder of 2016 will result from licensing and milestone revenues received from commercial partners and related royalty payments from our Vitaros® product as well as product sales to our contract manufacturers. The timing of these revenues is uncertain and as such our revenue may vary significantly between periods.
Cost of Goods Sold
Our cost of goods sold includes direct material costs associated with the production of inventories. Cost of goods sold also includes the cost of manufactured samples provided to our commercialization partners free of charge and finders’ fees and royalty payments to Midas Pharma GmbH, who assists us in locating commercialization partners for Vitaros®. Cost of goods sold for the three months ended March 31, 2016 was comparable to the same period of the prior year.
Since the majority of our commercialization partners are now working directly with our contract manufacturers, we anticipate that our future cost of goods sold will be derived from the cost of goods related to our component sales to our contract manufacturers.
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended March 31,		2016 vs 2015
	2016	2015	$ Change	% Change
Operating expense
Research and development	$2,806	$3,268	$(462)	(14)%
General and administrative	2,404	3,096	(692)	(22)%
Total operating expense	5,210	6,364	(1,154)	(18)%
Loss from operations	$(4,817)	$(6,122)	$1,305	(21)%
Research and Development Expenses
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $0.5 million decrease in research and development expense during the three months ended March 31, 2016, as compared to the same period in the prior year, resulted primarily from decreases in outside services related to the development of Vitaros® and RayVa™ offset by an increase in outside services related to the development of fispemifene. We expect to continue to incur additional expenses in 2016 primarily related to resubmission of an NDA for Vitaros® in the United States.
During the second quarter of 2016, we announced a cost-reduction plan that includes an approximate 30% reduction in our operating expenses and workforce to better align our workforce with the needs of our business following the recent announcement of the discontinuation of development of fispemifene in secondary hypogonadism. We expect to complete the reduction in force and to substantially complete payments of employee severance and benefits by the end of the third quarter of 2016.

General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $0.7 million during the three months ended March 31, 2016 as compared to the same period of the prior year. This decrease was primarily due to lower accounting and legal expenses as well as a decrease in payroll-related expenses.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2016 vs 2015
	2016	2015	$ Change	% Change
Other income (expense)
Interest expense, net	$(279)	$(158)	$(121)	77%
Change in fair value of warrant liability	2,595	(136)	2,731	(2,008)%
Other income, net	—	4	(4)	(100)%
Total other income (expense)	$2,316	$(290)	$2,606	(899)%
Interest Expense, Net
Interest expense increased $0.1 million during the three months ended March 31, 2016, as compared to the same period in the prior year due to interest charges in connection with the Credit Facility with the Lenders (see note 6 to our condensed consolidated financial statements for further details).
Change in Fair Value of Warrant Liability
In connection with our February 2015 and January 2016 equity financings, we issued warrants to purchase up to 3,021,977 shares and 5,681,818 shares, respectively, of its common stock at an exercise price of $1.82 and $0.88 per share, respectively. Pursuant to the January 2016 financing, the February 2015 Warrants were repriced from $1.82 to $0.88 per share.

The initial fair value of the February 2015 Warrants and January 2016 Warrants of $5.1 million and $4.8 million, respectively, was determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations (see notes 1 and 8 to our consolidated financial statements for further details).

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(6,122)	$(6,127)
Net cash used in investing activities	(6)	(165)
Net cash provided by financing activities	9,148	11,048
Net increase in cash and cash equivalents	$3,020	$4,756
Operating Activities
Cash used in operating activities of $6.1 million during the first quarter of 2016 was primarily due to a net loss of $2.5 million net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $2.6 million and stock based compensation expense of $0.4 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, such as a decrease to accrued expenses and accrued compensation primarily due to the decrease in accrued outside R&D services.
Investing Activities
Cash used in investing activities decreased by $0.2 million during the three months ended March 31, 2016 as compared to the same period in the prior year due to lower expenditures for the purchase of fixed assets.
Financing Activities

Cash provided by financing activities of $9.1 million during the three months ended March 31, 2016 was primarily attributable to the $9.8 million in net proceeds that we received from the issuance of common stock and warrants in our January 2016 financing. This was offset by the repayment of $0.8 million on our credit facility.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015.
.ITEM 4. CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the VP, Finance and Chief Accounting Officer (“CAO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. Based on this evaluation, our CEO and our CAO concluded that our disclosure controls and procedures were effective as of March 31, 2016.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”). Based on this assessment, management determined that, as of March 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
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
The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016:
Risks Related to the Company
We expect to continue to require external financing to fund our operations, which may not be available. *
We expect to require external financing to fund our long-term operations. Such financing may not be available on terms we deem acceptable or at all.
As of March 31, 2016, we had cash and cash equivalents of approximately $6.9 million. During the first quarter of 2016, we raised $10.0 million in equity financings. We will receive additional cash from Vitaros® royalties and product sales. We may also have access to additional capital under our committed equity financing facility with Aspire Capital Fund, LLC (“Aspire Capital”), subject to certain limitations described below.
We have approximately $79.0 million available under the S-3 shelf registration statement (No. 333-198066) and of that, $18.2 million is currently reserved for our committed equity financing facility with Aspire Capital. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the committed equity financing facility with Aspire Capital, is limited to an aggregate of one-third of our public float. As of May 3, 2016 our public float was 47.1 million shares, the value of which was approximately $63.6 million based upon the closing price of our common stock of $1.35 on March 24, 2016. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under our shelf registration statement. The value of one-third of our public float calculated on the same basis was $21.2 million. Our stock price must be $1.00 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. Assuming a stock price of $1.00 per share or greater, the agreement specifies a maximum number of shares of common stock to be sold, of which approximately 5.0 million shares is currently available. We may sell additional shares under the agreement above the maximum if the total weighted average of all shares issued to date is $1.97 per share or greater. Shares issued to date have a total weighted average sales price of $1.46 per share. As of May 3, 2016, none was available under the committed equity financing facility since our stock price was below $1.00.

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
While we have historically generated modest revenues from our operations, these revenues will not be sufficient to fund our short-term or long-term ongoing operations, including the development and commercialization of our product candidate and general and administrative expenses for the foreseeable future. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all of the elements of our strategic plan, including seeking additional market approvals and commercializing Vitaros®, and progressing our development program for RayVa™. If we are unable to accomplish these objectives, our business prospects will be diminished, we will likely be unable to achieve profitability, and we may be unable to continue as a going concern.
We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $311.4 million from our inception through March 31, 2016. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful development and commercialization of Vitaros® in the United States and other markets outside of the United States, (2) the successful development, approval and commercialization of RayVa™. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.

There is substantial doubt concerning our ability to continue as a going concern.
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses for the foreseeable future. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2015, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed March 9, 2016, includes a going concern explanatory paragraph. There was no change in this assessment during the first quarter of 2016. Management plans to raise additional funds with the following activities: future financing events; increasing revenue by seeking new arrangements with commercial distribution partners; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
Any failure of our partners to adequately perform their obligations under our license agreements for Vitaros® or RayVa™ or the termination of such agreements could have a material and adverse impact on our business.
We and our licensees depend upon third party manufacturers for our products and for the raw materials, components, chemical supplies, and dispensers required for our finished products.
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
Pre-clinical and clinical trials are inherently unpredictable. If we or our partners do not successfully conduct the clinical trials or gain regulatory approval, we or our partners may be unable to market our product candidate.

Through pre-clinical studies and clinical trials, our product candidate, RayVa™, must be demonstrated to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for, prediction of results in later-stage testing. Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states. Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies. Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. Commercial sales in any territory cannot begin until approval is received from the applicable regulatory authorities, including the FDA in the United States.
Our business is dependent in part on the success of our product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially commercialize products. *
Our future success depends in part on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. Our product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates in the United States before we receive regulatory approval from the United States FDA and comparable foreign regulatory authorities in overseas jurisdictions, and we may not receive such regulatory approvals on a timely basis, or at all.
Our clinical development plan for RayVa includes a Phase 2b take-home clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We reported results on the Phase 2a clinical trial in September 2015, which supported moving RayVa forward into future clinical trials. There is no guarantee that we will commence our planned clinical trials or that our ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
We cannot anticipate when or if we will seek regulatory review of our product candidates for any indication. We in-licensed the rights to Vitaros® in the United States in September 2015. We expect to resubmit an NDA by the end of the third quarter of 2016. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize our product candidates and on the favorableness of the labeling language granted as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma are not as significant as we estimate, our business and prospects will be harmed.
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
We face a high degree of competition.*
We are engaged in a highly competitive industry. We and our licensees compete against many companies and research institutions that research, develop and market products in areas similar to those in which we operate. For example, Viagra®(Pfizer), Cialis®(Lilly), Levitra®(Glaxo Smith Kline), Stendra®(Auxilium Pharmaceuticals, Inc.), and Spedra®(Menarini Group) are currently approved for treatment of ED.
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
Our success depends, in part, on our ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. We have incurred attrition at the senior management level in the past, and although we have employment agreements with five of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from successfully operating our business. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located. We may need to hire additional personnel to support development and commercial efforts for Vitaros® and to support our further development of RayVa™. We may not be able to attract and retain qualified personnel on acceptable terms.
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
On October 17, 2014, we entered into a Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”) that is secured by substantially all of our assets, excluding intellectual property. The principal balance under the Credit Facility was $8.8 million as of March 31, 2016.
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

4.11	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016)

10.1
Subscription Agreement dated January 12, 2016, among the Company, Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

10.2
Subscription Agreement dated January 12, 2016, between the Company and Aspire Capital (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

10.3
Subscription Agreement dated January 12, 2016, between the Company and additional purchaser (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

10.4	Employment Transition Agreement, by and between Apricus Biosciences, Inc. and Dr. Barbara Troupin, dated April 13, 2016.

10.5	Amended and Restated Employment Agreement, by and between Apricus Biosciences, Inc. and Neil Morton, dated April 25, 2016.

10.6	Form of Restricted Stock Unit Award Agreement

10.7	Non-Employee Director Compensation Policy

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: May 9, 2016	/s/ CATHERINE BOVENIZER
Catherine Bovenizer
Vice President, Chief Accounting Officer