Form 10-Q
period 2016-06-30
APRICUS BIOSCIENCES, INC.
filed 2016-08-04
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 28, 2016, 66,350,887 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,723	$3,887
Accounts receivable	687	519
Restricted cash	—	280
Inventories	778	469
Prepaid expenses and other current assets	737	1,062
Total current assets	4,925	6,217
Property and equipment, net	1,163	1,290
Other long term assets	78	274
Total assets	$6,166	$7,781

Liabilities and stockholders’ deficit
Current liabilities
Notes payable, net	$8,070	$9,401
Accounts payable	1,601	1,580
Accrued expenses	2,753	3,343
Accrued compensation	591	1,223
Deferred revenue	250	137
Total current liabilities	13,265	15,684
Warrant liability	2,211	1,841
Other long term liabilities	131	200
Total liabilities	15,607	17,725

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 61,900,255 and 50,414,481 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	62	50
Additional paid-in-capital	305,215	298,881
Accumulated deficit	(314,718)	(308,875)
Total stockholders’ deficit	(9,441)	(9,944)
Total liabilities and stockholders’ deficit	$6,166	$7,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
License fee revenue	$50	$—	$50	$350
Royalty revenue	304	75	671	163
Product sales	110	387	369	424
Total revenue	464	462	1,090	937
Cost of goods sold	93	509	326	742
Gross profit (loss)	371	(47)	764	195
Operating expense
Research and development	2,787	3,107	5,593	6,375
General and administrative	2,294	2,669	4,698	5,765
Total operating expense	5,081	5,776	10,291	12,140
Loss before other income (expense)	(4,710)	(5,823)	(9,527)	(11,945)
Other income (expense)
Interest expense, net	(258)	(170)	(537)	(328)
Change in fair value of warrant liability	1,637	747	4,232	611
Other (expense) income, net	(5)	1	(5)	5
Total other income	1,374	578	3,690	288
Loss before income tax expense	(3,336)	(5,245)	(5,837)	(11,657)
Income tax expense	(2)	—	(6)	—
Net loss	$(3,338)	$(5,245)	$(5,843)	$(11,657)

Basic and diluted loss per common share	$(0.05)	$(0.10)	$(0.10)	$(0.24)
Weighted average common shares outstanding used for basic and diluted loss per share	61,817	50,414	58,433	49,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,843)	$(11,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	149
Non-cash interest expense	194	94
Stock-based compensation expense	1,094	614
Warrant liability revaluation	(4,232)	(611)
Other	—	24
Changes in operating assets and liabilities:
Accounts receivable	(168)	14
Inventories	(73)	(136)
Prepaid expenses and other current assets	325	(384)
Other assets	23	(9)
Accounts payable	133	(442)
Accrued expenses	(760)	(2,024)
Accrued compensation	(383)	(192)
Deferred revenue	113	(69)
Other liabilities	(70)	(109)
Net cash used in operating activities	(9,502)	(14,738)
Cash flows from investing activities:
Release of restricted cash	280	10
Purchase of fixed assets	(18)	(188)
Net cash provided by (used in) investing activities	262	(178)
Cash flows from financing activities:
Issuance of common stock and warrants, net of offering costs	9,605	10,869
Proceeds from the exercise of stock options	—	83
Repayment of capital lease obligations	(3)	(3)
Repayment of principal on notes payable	(1,526)	—
Net cash provided by financing activities	8,076	10,949
Net decrease in cash and cash equivalents	(1,164)	(3,967)
Cash and cash equivalents, beginning of period	3,887	11,400
Cash and cash equivalents, end of period	$2,723	$7,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$354	$199
Non-cash investing and financing activities:
Issuance of restricted stock	$249	$—
Liability incurred in connection with fixed asset purchases	$—	$(28)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015	50,414	$50	$298,881	$(308,875)	$(9,944)
Stock-based compensation expense	—	—	1,094	—	1,094
Issuance of restricted stock	—	—	249	—	249
Issuance of common stock due to the vesting of restricted stock	122	—	—	—	—
Issuance of common stock and warrants, net of offering costs	11,364	12	4,991	—	5,003
Net loss	—	—	—	(5,843)	(5,843)
Balance as of June 30, 2016	61,900	$62	$305,215	$(314,718)	$(9,441)

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

Liquidity
The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $314.7 million as of June 30, 2016 and reported a net loss of approximately $5.8 million and negative cash flows from operations for the six months ended June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings and up-front payments received from commercial partners for the Company’s products under development. As of June 30, 2016, the Company had cash and cash equivalents of approximately $2.7 million.

In July 2016, the Company and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), the Company delivered to Aspire Capital a commitment fee of 1,518,987 shares of the Company’s common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 2,531,645 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Pursuant to the Aspire Purchase Agreement, the Company and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties. See footnote 6 for more discussion of the Aspire Purchase Agreement.
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
In October 2014, the Company entered into the Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”), which is secured by substantially all of the Company’s assets, excluding intellectual property. Upon closing, a $5.0 million term loan was funded. In July 2015, the Company borrowed the remaining $5.0 million available under its Credit Facility with the Lenders. The principal balance under the Credit Facility was $8.0 million as of June 30, 2016.

The Company currently has an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2016, the Company had approximately $79.0 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As of June 30, 2016, the Company’s public float was approximately $23.6 million based on 47.1 million shares of the Company’s common stock outstanding at a price of $0.50 per share, which was the closing sale price of the Company’s common stock on May 2, 2016. Since the Company’s public float was less than $75.0 million as of June 30, 2016, the Company may only sell approximately $7.8 million of securities under its shelf registration statements on Form S-3 including any amounts sold through the Aspire Purchase Agreement. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations and service its debt;

•	the revenue generated by product sales and royalty revenue from the Company’s Vitaros® commercialization partners;

•	the revenue generated by component sales to the Company’s contract manufacturers;

•	its ability to successfully implement its cost-reduction plan as part of a broader strategic re-positioning toward Vitaros®

•	the outcome, costs and timing of clinical trial results for its product candidate;

•	the emergence and effect of competing or complementary products;

•
its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;

•	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish;

•	the trading price of the Company’s common stock being above the $0.10 closing floor price that is required for the Company to use the committed equity financing facility with Aspire Capital;

•	the trading price of its common stock; and

•	its ability to maintain compliance with the listing requirements of The NASDAQ Capital Market.
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
The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis (in thousands) as of June 30, 2016 and December 31, 2015:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liabilities
Balance as of June 30, 2016	$—	$—	$2,211	$2,211
Balance as of December 31, 2015	$—	$—	$1,841	$1,841

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Risk-free interest rate	1.08%	1.82%
Volatility	85.71%-88.67%	83.00%
Dividend yield	—%	—%
Expected term	6.54-6.68	6.13
Weighted average fair value	$0.25	$0.61

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liability
Balance as of December 31, 2015	$1,841
Issuance of warrants in connection with January 2016 financing	4,807
Change in fair value measurement of warrant liability	(5,113)
Repricing of February 2015 warrants in connection with January 2016 financing	676
Balance as of June 30, 2016	$2,211

Of the inputs used to value the outstanding common stock warrant liabilities as of June 30, 2016, the most subjective input is the Company’s estimate of expected volatility.

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
Product Sales Revenue
The Company’s product sales revenue is comprised of two components: sales of Vitaros® product to its commercialization partners and sales of work-in-process inventory to its manufacturing partners. The Company has supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. These agreements do not permit the Company’s licensee partners to return product, unless the product sold to the licensee partner is delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company defers revenue recognition until the right of return no longer exists, which is the earlier of: (i) evidence that the product has been sold to an end customer or (ii) the right of return has expired. As such, the Company does not have a sales and returns allowance recorded as of June 30, 2016 and December 31, 2015.
Historically, sales of component inventory to the manufacturing partners was accounted for on a net basis since these products were ultimately returned to the Company as finished goods and were then sold onto commercialization partners. As the majority of the Company’s commercialization partners are now buying the finished goods directly from the manufacturers, the Company’s component sales are no longer recognized on a net basis. During the three and six months ended June 30, 2016, the Company recognized $0.01 million and $0.3 million, respectively, in revenues from component sales to its third party manufacturers.
Royalty Revenue
The Company relies on its commercial partners to sell its Vitaros® product in approved markets and receives royalty revenue from its commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement.
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

Loss Per Common Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common equivalent shares outstanding during the same period. Common equivalent shares may be related to stock options, restricted stock, warrants or shares related to convertible notes. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.

The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as their effect is anti-dilutive:

	As of June 30,
	2016	2015
Outstanding stock options	4,924,921	4,474,736
Outstanding warrants	14,519,169	6,859,682
Restricted stock	1,155,759	—
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
The following table presents the assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.36%-1.78%	1.39% - 1.69%
Volatility	72.35%-80.02%	81.13%-101.54%
Dividend yield	—%	—%
Expected term	5.25-6.08 years	5.25- 6.08 years
Forfeiture rate	11.33%	11.54%
Weighted average fair value	$0.72	$1.06

A summary of the Company’s stock option activity under its stock option plans during the six months ended June 30, 2016 is as follows (in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	4,054	$1.95
Granted	1,667	$1.06
Exercised	—	$—
Cancelled	(796)	$1.71
Outstanding as of June 30, 2016	4,925	$1.68
A summary of the Company’s restricted stock unit activity under its stock option plans during the six months ended June 30, 2016 is as follows (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	1,278	$0.43
Vested	(122)	$0.30
Forfeited	—	$—
Unvested as of June 30, 2016	1,156	$0.44

During the second quarter of 2016, the Company granted approximately 1.0 million restricted stock units (“RSUs”) to its employees in order to retain and incentivize its employees to achieve its strategic objectives regarding Vitaros®. One half of the RSUs will vest if the Company receives marketing approval of Vitaros® in the United States by the Food and Drug Administration (“FDA”) on or before December 31, 2018 and the remaining half will vest on January 1, 2018. The RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The RSUs granted to the Company’s officers are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$362	$57	$425	$87
General and administrative	377	268	669	526
Total	$739	$325	$1,094	$613
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Recent Accounting Pronouncements
In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company is currently in the process of evaluating its various contracts and revenue streams subject to this update but has not completed its assessment and therefore has not yet concluded on whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU on January 1, 2016 and this ASU had no material impact on the Company’s condensed consolidated financial statements and related disclosures. ASU 2015-03 requires a retroactive method of adoption, and therefore, the Company has reclassified approximately $0.07 million from other current assets to the current portion of its note payable as of December 31, 2015.  Approximately $0.01 million and $0.02 million was reclassified from other expense to interest expense for the three and six months ended June 30, 2015, respectively.

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

2. VITAROS® LICENSING AND DISTRIBUTION AGREEMENTS
The following table summarizes the total revenue by commercialization partner recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (1)	2015	2016 (1)	2015
Laboratories Majorelle ("Majorelle")	$160	$—	$333	$—
Bracco SpA (“Bracco”)	41	—	126	—
Hexal AG, an affiliate within the Sandoz Division of the Novartis Group of Companies ("Sandoz") (2)	4	204	16	614
Recordati Ireland Ltd. ("Recordati")	23	79	87	78
Takeda Pharmaceuticals International GmbH (“Takeda”) (3)	176	179	214	245
	$404	$462	$776	$937

(1) Product sales to the Company’s contract manufacturers are not shown in the table above since they were unrelated to any of the Company’s commercialization partners. License revenue from parties unrelated to Vitaros® are also not shown above.
(2) Effective July 2016, the Company terminated its license agreement with Sandoz, transitioning the commercialization of Vitaros® in Sandoz’s prior territory to Ferring International Center S.A.
(3) Effective April 2016, the Company terminated its license agreement with Takeda, transitioning the commercialization of Vitaros® in Takeda’s prior territory to Ferring International Center S.A.

The following table summarizes the potential future milestones the Company was eligible for by commercialization partner (in thousands) as of June 30, 2016:

Commercialization Partner	Regulatory Milestones (1)	Commercial Launch Milestones (1)	Sales Milestones (1)	Total
Ferring International Center S.A. ("Ferring")	$2,000	$—	$14,000	$16,000
Majorelle	2,000	—	17,178	19,178
Bracco	—	—	4,987	4,987
Sandoz	322	1,500	46,269	48,091
Recordati	—	1,108	38,235	39,343
Abbott Laboratories Limited, now a subsidiary of Mylan N.V. (“Mylan”)	225	—	13,000	13,225
Allergan	—	25,000	—	25,000
Elis Pharmaceuticals Limited (“Elis”)	100	—	1,900	2,000
Neopharm Scientific Limited (“Neopharm”)	250	—	4,000	4,250
	$4,897	$27,608	$139,569	$172,074
(1) Certain contractual amounts have been converted to USD based on the applicable exchange rate as of June 30, 2016.
Ferring
In October 2015, the Company entered into a distribution agreement with Ferring, granting Ferring the exclusive right to commercialize Vitaros® for the treatment of erectile dysfunction (“ED”) in Latin America, including Central America, South America and certain Caribbean countries. In April 2016, the Company extended the exclusive license grant to include the United Kingdom. In July 2016, the Company further extended the exclusive license grant to include Germany, Austria, Belgium, Denmark, Finland, Iceland, Luxembourg, Norway, the Netherlands, Sweden, Switzerland, Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong, Singapore and Korea.
The product has been approved for the treatment of ED in the United Kingdom, Austria, Belgium, Denmark, Finland, Germany, Iceland, Luxemburg, the Netherlands, Norway, Sweden and Switzerland.
In addition to the milestones outlined in the table above, the Company is eligible to receive high single-digit to low double-digit royalties based on Ferring’s sales of the product.
The Company received an upfront payment in April 2016 of $0.3 million from Ferring for the rights in the United Kingdom and an upfront payment in July 2016 of $2.0 million from Ferring for the rights in the additional countries specified above. The first upfront payment was deemed to be related to the license deliverable and has been recorded as deferred revenue as of June 30, 2016 until completion of the transfer of the marketing authorization occurs.
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

In addition to the milestones outlined in the table above, the Company is eligible to receive tiered double-digit royalties in the ten to twenty percent range based on Majorelle’s sales of the product.
Bracco
In December 2010, the Company entered into a license agreement with Bracco, granting Bracco the exclusive right to commercialize Vitaros® for the treatment of ED in Italy. The product has been approved for the treatment of ED in Italy, where it was launched in September 2015. In addition to the milestones outlined in the table above, the Company is eligible to receive tiered double-digit royalties in the ten to twenty percent range based on Bracco’s sales of the product.
Sandoz
In July 2016, the Company and Sandoz mutually agreed to terminate the exclusive license agreement, previously entered into by the parties in February 2012, as amended and restated in December 2013 and further amended in February 2015, granting Sandoz exclusive rights to market the Company’s Vitaros® drug for the treatment of ED in certain countries in Europe and the Asia-Pacific region, as well as any ancillary agreements related to the manufacture or sale of the product.
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
In addition to the milestones outlined in the table above, the Company is eligible to receive tiered double-digit royalties in the ten to twenty percent range based on Recordati’s sales of the product.
Mylan
In January 2012, the Company entered into a license agreement with Abbott Laboratories Limited, now a subsidiary of Mylan, granting Mylan the exclusive right to commercialize Vitaros® for the treatment of ED in Canada. The product was approved for the treatment of ED by Health Canada in late 2010. In addition to the milestones outlined in the table above, Company is eligible to receive tiered high single-digit to double-digit royalties in the ten to twenty percent range based on Mylan’s sales of the product.
Elis
In January 2011, the Company entered into a license agreement with Elis, granting Elis the exclusive rights to market Vitaros® for the treatment of ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen. The product is approved for the treatment of ED in Lebanon. In addition to the milestones outlined in the table above, the Company is eligible to receive tiered double-digit royalties in the ten to twenty percent range based on Elis’ sales of the product.
Neopharm
In February 2011, the Company entered into a license agreement with Neopharm, granting Neopharm the exclusive rights to market Vitaros® for the treatment of ED in Israel and the Palestinian Territories. In addition to the milestones outlined in the table above, the Company is eligible to receive tiered double-digit royalties in the ten to twenty percent range based on Neopharm’s sales of the product.
Global Harvest
In June 2009, the Company entered into a license agreement with Global Harvest, granting Global Harvest the exclusive rights to market Vitaros® for the treatment of ED in Australia and New Zealand. The Company is eligible to receive high single-digit royalty payments on Global Harvest’s sales of the product. Global Harvest filed for approval with the Therapeutic Goods Administration in Australia in December 2014 but withdrew the submission in January 2016, pending resolution of certain review issues. The Company expects Global Harvest will resubmit upon resolution of those issues.

3. ALLERGAN IN-LICENSING AGREEMENT

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros® in the United States. In September 2015, the Company entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting the Company exclusive rights to develop and commercialize Vitaros® in the United States in exchange for a $1.0 million upfront payment and an additional $1.5 million in potential regulatory milestone payments to Allergan, both recorded as R&D expense during the third quarter of 2015.
Upon the Food and Drug Administration’s approval of a new drug application for Vitaros® in the United States, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, the Company is eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a double-digit royalty in the low twenties based on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, the Company may commercialize the product and in return will pay Allergan a double-digit royalty in the low twenties based on its net sales of the product.
4. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$121	$145
Work in process	657	324
	$778	$469
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Outside research and development services	$1,272	$2,228
Professional fees	795	466
Deferred compensation	179	178
Other	507	471
	$2,753	$3,343
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred compensation	$46	$135
Deferred rent	85	65
	$131	$200
5. DEBT

Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. Pursuant to the terms of the Credit Facility, the Lenders have a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders have the right to declare the term loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants under the Credit Facility and has not received any notification or indication from the Lenders of an intent to declare the loan due prior to maturity. However, due to the Company’s current cash flow position and the substantial doubt about its being able to continue as a going concern, the entire principal amount of the Credit Facility has been presented as short-term for all periods presented. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should the Company’s financial condition improve.
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
On the Closing Date, the Company issued warrants to purchase up to an aggregate of 193,798 shares of common stock at an exercise price of $1.29 per share to the Lenders. On July 23, 2015, in connection with the funding of the second term loan, the Company issued additional warrants to purchase up to an aggregate of 152,440 shares of common stock at an exercise price of $1.64 per share to the Lenders. The warrants expire ten years from their dates of issuance. The warrants were classified in equity since they do not include provisions that would require the Company to repurchase its shares or cash settle, among other factors that would require liability classification. The fair value of the warrants at issuance of approximately $0.1 million was recorded as a discount to the principal balance and is being amortized over the life of the Credit Facility using the effective interest method.
The Company’s notes payable balance consisted of the following (in thousands), all of which is classified as short-term:

	June 30, 2016	December 31, 2015
Notes payable, principal	$7,979	$9,505
Add: accretion of final payment fee	281	171
Less: unamortized debt discount	(190)	(275)
	$8,070	$9,401
The debt issuance costs, accretion of the final payment and amortization of the fair value of the warrants are included in interest expense in the Company’s condensed consolidated statements of operations. The Company recognized interest expense related to the Credit Facility of $0.3 million and $0.1 million for the three months ended June 30, 2016, respectively, and $0.5 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively.
6. STOCKHOLDERS' EQUITY
Aspire Common Stock Purchase Agreement

In July 2016, the Company and Aspire Capital entered into the Aspire Purchase Agreement, which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On the Aspire Closing Date, the Company delivered to Aspire Capital a commitment fee of 1,518,987 shares of the Company’s common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 2,531,645 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Pursuant to the Aspire Purchase Agreement, the Company and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties.

On any business day during the 24-month term of the Aspire Purchase Agreement, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 100,000 shares of the Company’s common stock per business day, subject to certain limitations. The Company and Aspire Capital may mutually agree to increase the number of shares that may be sold pursuant to a Purchase Notice to as much as an additional 2,000,000 shares of the Company’s common stock per business day. The purchase price per share of the Company’s common stock sold to Aspire Capital pursuant to a Purchase Notice is equal to the lower of (i) the lowest sales price of the Company’s common stock on the purchase date or (ii) the average of the lowest three closing sales prices of the Company’s common stock for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, the Company and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $0.10.

Additionally, on any date on which (i) the Company submits a Purchase Notice to Aspire Capital for at least 100,000 shares of the Company's common stock and (ii) the last closing trade price for the Company’s common stock is higher than $0.30, the Company has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company's common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the next business day (the “VWAP Purchase Date”), subject to certain limitations. The purchase price per share of the Company's common stock sold to Aspire Capital pursuant to a VWAP Purchase Notice shall be the lesser of (i) the closing sale price of the Company’s common stock on the VWAP Purchase Date or (ii) 97% of the volume weighted average price of the Company’s common stock traded on the VWAP Purchase Date, subject to certain limitations.

The Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement. The Company has filed with the SEC a prospectus supplement to the Company’s prospectus, dated August 25, 2014, filed as part of the Company’s effective $100.0 million shelf registration statement on Form S-3, File No. 333-198066, registering all of the shares of common stock that may be offered and sold to Aspire Capital from time to time.

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 12.4 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $0.382 per share (a price equal to the most recent consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. As of July 28, 2016, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $0.10.
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
The warrants issued in connection with the February 2015 financing (the “February 2015 Warrants”) gave rights to purchase up to 3,021,977 shares of its common stock at an exercise price of $1.82 per share. The $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. The February 2015 Warrants become exercisable in July 2016 and have an expiration date of January 2023.
Pursuant to the January 2016 financing, the exercise price of the February 2015 Warrants was reduced from $1.82 per share to $0.88 per share. The modification to the February 2015 warrants resulted in a charge to other income (expense) of approximately $0.7 million for the six months ended June 30, 2016. As of June 30, 2016, the total fair value of the January 2016 Warrants and the February 2015 Warrants was $2.2 million.
The following table shows the number of outstanding warrants by exercise price and date of expiration as of June 30, 2016:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
2,469,136	$5.25	February 2017
3,000,000	$3.40	May 2018
4,286,181	$0.88	January 2023
4,417,614	$0.88	March 2023
193,798	$1.29	October 2024
152,440	$1.64	July 2025
14,519,169
7. SUBSEQUENT EVENTS
On July 22, 2016, the Company and Sandoz mutually agreed to terminate the exclusive license agreement, previously entered into by the parties in February 2012, as amended and restated in December 2013 and further amended in February 2015, granting Sandoz exclusive rights to market the Company’s Vitaros drug for the treatment of ED in certain countries in Europe and the Asia-Pacific. Sandoz, as a result of the mutual termination, is eligible to receive a one-time payment of $2.0 million upon transfer of the marketing authorization in Germany to Ferring and an additional $1.5 million to be paid in quarterly installments in 2016 and 2017.

In addition, the Company further amended its distribution agreement with Ferring to extend Ferring’s exclusive rights to market Vitaros for the treatment of ED in Latin America, certain Carribean countries and the United Kingdom to now include Germany, Austria, Belgium, Denmark, Finland, Iceland, Luxembourg, Norway, the Netherlands, Sweden, Switzerland, Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong, Singapore and Korea (collectively, the “Territory”). The Company will be eligible to receive an additional $3.6 million in upfront and pre-commercialization milestone payments, and up to an additional $1.5 million in launch milestone payments, for the expanded territory compared to the prior contract with Ferring. In combination with the terms of the previously signed distribution agreement and amendment with Ferring, the Company is eligible to receive up to $34.1 million in combined upfront, regulatory, launch and sales milestone payments, plus high single-digit to low double-digit royalties based on Ferring’s net sales of the product in the Territory.

In July 2016, the Company and Aspire Capital entered into the Aspire Purchase Agreement, which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement (until July 5, 2018). The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital, without any cost or penalty to the Company. On the Aspire Closing Date, the Company delivered to Aspire Capital a commitment fee of 1,518,987 shares of the Company’s common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 2,531,645 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Pursuant to the Aspire Purchase Agreement, the Company and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties. See footnote 6 for more discussion of the Aspire Purchase Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the United States Securities and Exchange Commission (“SEC”) on March 9, 2016. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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
We have one commercial product, Vitaros® for the treatment of erectile dysfunction (“ED”), which is currently in development in the United States, approved in Canada and marketed throughout Europe. We have one active product candidate, RayVa™, which is in Phase 2 development for the treatment of Raynaud’s Phenomenon, secondary to scleroderma. Based on recent clinical trial results, we are discontinuing all development of our other product candidate, fispemifene, for the treatment of secondary hypogonadism, but will continue to pursue fispemifene as a product candidate for other urological conditions.
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

Our European commercialization partners for Vitaros® include Recordati Ireland Ltd. (“Recordati”), Ferring International Center S.A. (“Ferring”), Laboratoires Majorelle (“Majorelle”) and Bracco S.p.A. (“Bracco”). The product is currently approved for marketing in Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Iceland, Ireland, Italy, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland and the United Kingdom (the “UK”). Our commercialization partners began launching Vitaros® in certain territories in Europe beginning in the second half of 2014 and the product has been launched in Belgium, France, Germany, Italy, Luxembourg, Spain, Sweden and the UK by our commercialization partners. We have a second-generation Vitaros® product candidate in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions, which we refer to as “Room Temperature Vitaros®.”
With our broad Vitaros® expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros® in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros® in the United States. We initiated certain activities in 2015 to address issues previously raised by the FDA in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, NexACT®, and certain chemistry, manufacturing and control issues. Our goal is to re-submit a revised NDA with the FDA in the fourth quarter of 2016, following our meeting with the FDA in November.
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
Ferring
Germany, Austria, Belgium, Luxemburg, the Netherlands, Denmark, Finland, Iceland, Norway, Sweden and Switzerland, Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong, Korea and Singapore, UK and certain Latin American countries
Germany*, Belgium*, Sweden*, Luxembourg*, Denmark, Finland, Iceland, the Netherlands, Norway, Switzerland, UK*
Majorelle	France, Monaco and certain African countries	France*
Bracco	Italy, Vatican City and San Marino	Italy*
Recordati
Spain, Ireland, Portugal, Greece, Cyprus, the CEE countries (Central and Eastern Europe), Russia and the rest of the CIS countries (former Soviet republics), Ukraine, Georgia, Turkey and certain African countries
Spain*, Ireland, Czech Republic, Poland, Portugal, Romania, Slovakia
Neopharm Scientific Limited (“Neopharm”)	Israel and the Palestinian National Authority
Elis Pharmaceuticals Limited (“Elis”)	Gulf States and certain Middle Eastern countries	Lebanon
Global Harvest Pharmaceutical Corporation (“Global Harvest”)	Australia and New Zealand
We will continue to leverage Vitaros® as a cash-generating asset through royalty and milestone payments and by expanding the product’s market reach via additional ex-U.S. launches by our commercialization partners. Last year, we expanded Vitaros® partnerships to include parts of Asia, Eastern Europe and Latin America.
Our commercialization partners have launched Vitaros® in France, Italy, Germany, the United Kingdom, Spain, Belgium, Luxemburg and Sweden and we expect to obtain European approval for one or more variations to the approved product with the goal of enhancing the profile of Vitaros®. In addition, we have licensed the U.S. development and commercialization rights for Vitaros® from Allergan and our goal is to re-submit the NDA for Vitaros® in the United States in the fourth quarter of 2016, following our meeting with the FDA in November.
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

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2016, we had an accumulated deficit of approximately $314.7 million and recorded a net loss of approximately $5.8 million and negative cash flows from operations for the six months ended June 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development. As of June 30, 2016, net open purchase orders totaled approximately $4.6 million.

In July 2016, we and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if we choose to sell and at our discretion, an aggregate of up to $7.0 million of shares of our common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated by us at any time by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), we delivered to Aspire Capital a commitment fee of 1,518,987 shares of our common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, we sold 2,531,645 shares of our common stock to Aspire Capital for proceeds of $1.0 million.

On any business day during the 24-month term of the Aspire Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 100,000 shares of our common stock per business day, subject to certain limitations. We and Aspire Capital may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 shares of our common stock per business day. The purchase price per share of our common stock sold to Aspire Capital pursuant to a Purchase Notice shall be the lower of (i) the lowest sales price of our common stock on the purchase date or (ii) the average of the lowest three closing sales prices of our common stock for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, we and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of our common stock is less than $0.10.

Additionally, on any date on which (i) we submit a Purchase Notice to Aspire Capital for at least 100,000 shares of our common stock and (ii) the last closing trade price for our common stock is higher than $0.30, we have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next business day (the “VWAP Purchase Date”), subject to certain limitations. The purchase price per share of our common stock sold to Aspire Capital pursuant to a VWAP Purchase Notice shall be the lesser of (i) the closing sale price of our common stock on the VWAP Purchase Date or (ii) 97% of the volume weighted average price of our common stock traded on the VWAP Purchase Date, subject to certain qualifications.

Pursuant to the Aspire Purchase Agreement, in no case may we issue more than 12.4 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $0.382 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. As of July 28, 2016, all of the reserve was available under the committed equity financing facility since our stock price was above $0.10. Pursuant to the Aspire Purchase Agreement, we and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties.
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
In October 2014, we entered into a Loan and Security Agreement (the “Credit Facility”) with Oxford Finance, LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”), which is secured by substantially all of our assets, excluding intellectual property. Upon closing, a $5.0 million term loan was funded. In July 2015, we borrowed the remaining $5.0 million available under our Credit Facility with the Lenders. The principal balance under the Credit Facility was $8.0 million as of June 30, 2016 (see note 5 to our consolidated financial statements for further details).
As of June 30, 2016, we had cash and cash equivalents of approximately $2.7 million. We will receive additional cash from Vitaros® royalties and product sales. We may also have access to additional capital under our committed equity financing facility with Aspire Capital, subject to certain limitations described below.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2016, we had approximately $79.0 million available under our Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock

(or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of June 30, 2016, our public float was approximately $23.6 million based on 47.1 million shares of our common stock outstanding at a price of $0.50 per share, which was the closing sale price of our common stock on May 2, 2016. Since our public float is currently less than $75.0 million, as of June 30, 2016, we may only sell approximately $7.8 million of securities under our shelf registration statements on Form S-3, including any amounts sold through the Aspire Purchase Agreement. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations and service our debt;

•	the revenue generated by product sales and royalty revenue from our Vitaros® commercialization partners;

•	the revenue generated by component sales to our contract manufacturers;

•	our ability to successfully implement our cost-reduction plan as part of a broader strategic re-positioning toward Vitaros®;

•	the outcome, costs and timing of clinical trial results for our product candidate;

•	the emergence and effect of competing or complementary products;

•
our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the trading price of our common stock being above the $0.10 closing floor price that is required for us to use the committed equity financing facility with Aspire Capital;

•	the trading price of our common stock; and

•	our ability to maintain compliance with the listing requirements of The NASDAQ Capital Market.
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
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes during the six months ended June 30, 2016.

Results of Operations
Revenues and gross profit were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2016 vs 2015		Six Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
License fee revenue	$50	$—	$50	N/M	$50	$350	$(300)	(86)%
Royalty revenue	304	75	229	305%	671	163	508	312%
Product sales	110	387	(277)	(72)%	369	424	(55)	(13)%
Total revenue	464	462	2	—%	1,090	937	153	16%
Cost of goods sold	93	509	(416)	(82)%	326	742	(416)	(56)%
Gross profit (loss)	$371	$(47)	$418	(889)%	$764	$195	$569	292%
Revenue
License Fee Revenue
The $0.3 million decrease in license fee revenue during the six months ended June 30, 2016 as compared to the same period in the prior year, was due primarily to the recognition in 2015 of $0.4 million due to the expansion of our license agreement with Sandoz to commercialize Vitaros® in certain Asian and Pacific countries.
Royalty Revenue
Our royalty revenue is computed based on sales reported to us by our licensee partners on a quarterly basis, which are typically one quarter in arrears, and agreed upon royalty rates for the respective license agreement. Royalty revenue during the three and six months ended June 30, 2016 of $0.3 million and $0.7 million, respectively, was related to sales of licensed Vitaros® product sold by Takeda, Sandoz, Recordati, Majorelle and Bracco in their respective territories. Royalty revenue during the three and six months ended June 30, 2015 of $0.1 million and $0.2 million, respectively, was related to sales of licensed Vitaros® product sold by Takeda and Sandoz in their respective territories.
Product Sales
Our product sales revenue is comprised of two components: sales of Vitaros® product to our commercialization partners and sales of work-in-process inventory to our manufacturing partners. Product sales revenue decreased by $0.3 million and $0.1 million for the three and six months ended June 30, 2016 as compared to the same periods in the prior year. Historically, sales of component inventory to the manufacturing partners were accounted for on a net basis since these products were ultimately returned to us as finished goods and were then sold onto our commercialization partners. As the majority of our commercialization partners are now buying the finished goods directly from the manufacturers, our component sales are no longer recognized on a net basis. During the six months ended June 30, 2016, we recognized $0.3 million in revenues from component sales to our third party manufacturers which was offset by a decline in product sales of Vitaros® product in 2016 as our commercialization partners work directly with our manufacturers. We expect sales of Vitaros® product to continue to decline as our remaining commercialization partners enter into contracts directly with our manufacturers.
We expect our cash inflows from operations during the remainder of 2016 will result from licensing and milestone revenues received from commercial partners and related royalty payments from our Vitaros® product as well as product sales to our contract manufacturers. The timing of these revenues is uncertain and as such our revenue may vary significantly between periods.
Cost of Goods Sold
Our cost of goods sold includes direct material costs associated with the production of inventories. Cost of goods sold also includes the cost of manufactured samples provided to our commercialization partners free of charge. Cost of goods sold for the three and six months ended June 30, 2016 decreased by $0.4 million in each period as compared to the same periods of the prior year since the majority of our commercialization partners are now working directly with our contract manufacturers. We anticipate that our future cost of goods sold will be derived from the cost of goods related to our component sales to our contract manufacturers.

Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended June 30,		2016 vs 2015		Six Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating expense
Research and development	$2,787	$3,107	$(320)	(10)%	$5,593	$6,375	$(782)	(12)%
General and administrative	2,294	2,669	(375)	(14)%	4,698	5,765	(1,067)	(19)%
Total operating expense	5,081	5,776	(695)	(12)%	10,291	12,140	(1,849)	(15)%
Loss from operations	$(4,710)	$(5,823)	$1,113	(19)%	$(9,527)	$(11,945)	$2,418	(20)%
Research and Development Expenses
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $0.3 million and $0.8 million decreases in research and development expense during the three and six months ended June 30, 2016, respectively, as compared to the same periods in the prior year, resulted primarily from decreases in outside services related to the development of Vitaros® and RayVa™. We expect to continue to incur additional expenses in 2016 primarily related to resubmission of an NDA for Vitaros® in the United States.
General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $0.4 million and $1.1 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods of the prior year. These decreases were primarily due to lower accounting and legal expenses as well as decreases in payroll-related expenses.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2016 vs 2015		Six Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income (expense)
Interest expense, net	$(258)	$(170)	$(88)	52%	$(537)	$(328)	$(209)	64%
Change in fair value of warrant liability	1,637	747	890	119%	4,232	611	3,621	593%
Other (expense) income, net	(5)	1	(6)	(600)%	(5)	5	(10)	(200)%
Total other income	$1,374	$578	$796	138%	$3,690	$288	$3,402	1,181%
Interest Expense, Net
Interest expense increased $0.2 million during the six months ended June 30, 2016, as compared to the same period in the prior year due to interest charges in connection with the Credit Facility with the Lenders (see note 5 to our condensed consolidated financial statements for further details).
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

The initial fair value of the February 2015 Warrants and January 2016 Warrants of $5.1 million and $4.8 million, respectively, was determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations (see notes 1 and 6 to our consolidated financial statements for further details). The positive change in fair value of warrant liability is due to the decrease in the Company’s stock price for all periods presented.

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(9,502)	$(14,738)
Net cash provided by (used in) investing activities	262	(178)
Net cash provided by financing activities	8,076	10,949
Net decrease in cash and cash equivalents	$(1,164)	$(3,967)

Operating Activities

Cash used in operating activities of $9.5 million during the six months ended June 30, 2016 was primarily due to a net loss of $5.8 million net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $4.2 million and stock based compensation expense of $1.1 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, such as a decrease to accrued expenses primarily due to the decrease in accrued outside R&D services.

Investing Activities

Cash provided by investing activities increased by $0.4 million during the six months ended June 30, 2016 as compared to the same period in the prior year due to the release of restricted cash related to the completion of environmental remediation services on our New Jersey facility. This was offset by lower expenditures for the purchase of fixed assets in the current period.

Financing Activities
Cash provided by financing activities of $8.1 million during the six months ended June 30, 2016 was primarily attributable to the $9.6 million in net proceeds that we received from the issuance of common stock and warrants in our January 2016 financing. This was offset by the repayment of $1.5 million on our credit facility.

Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the VP, Finance and Chief Accounting Officer (“CAO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15

(e) under the Exchange Act, as of June 30, 2016. Based on this evaluation, our CEO and our CAO concluded that our disclosure controls and procedures were effective as of June 30, 2016.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2016 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of June 30, 2016, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2016, we had cash and cash equivalents of approximately $2.7 million. During the first quarter of 2016, we raised $10.0 million in equity financings. During the third quarter of 2016, we sold an additional $1.0 million of our common stock pursuant to a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”). We will receive additional cash from Vitaros® royalties and product sales.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Our ability to sell shares using our Form S-3 shelf registration statement is limited by both the amount remaining

“on the shelf” and by our public float. As of June 30, 2016, we had approximately $79.0 million available under our Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of June 30, 2016, our public float was approximately $23.6 million based on 47.1 million shares of our common stock outstanding at a price of $0.50 per share, which was the closing sale price of our common stock on May 2, 2016. Since our public float is currently less than $75.0 million, as of June 30, 2016, we may only sell approximately $7.8 million of securities under shelf registration statements on Form S-3, including any amounts sold through the Aspire Purchase Agreement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. For example, if we calculated our public float based on the closing sales price of $0.32 per share on July 28, 2016, our public float would be approximately $16.5 million. The value of one-third of our public float calculated on that basis would be approximately $5.5 million.
Our stock price must be $0.10 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. In no case may we issue more than 12.4 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the date we entered into Aspire Purchase Agreement) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $0.382 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. As of July 28, 2016, all of the reserve was available under the committed equity financing facility since our stock price was above $0.10. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $314.7 million from our inception through June 30, 2016. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful development and commercialization of Vitaros® in the United States and other markets outside of the United States, and (2) the successful development, approval and commercialization of RayVa™. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
There is substantial doubt concerning our ability to continue as a going concern.
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses for the foreseeable future. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2015, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed March 9, 2016, includes a going concern explanatory paragraph. There was no change in this assessment during the first half of 2016. Management plans to raise additional funds with the following activities: future financing events; increasing revenue by seeking new arrangements with commercial distribution partners; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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
Our clinical development plan for RayVa™ includes a Phase 2b take-home clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We reported results on the Phase 2a clinical trial in September 2015, which supported moving RayVa™ forward into future clinical trials. There is no guarantee that we will commence our planned clinical trials or that our ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
We cannot anticipate when or if we will seek regulatory review of our product candidates for any indication. We in-licensed the rights to Vitaros® in the United States in September 2015. Our goal is to resubmit an NDA in the fourth quarter of 2016. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize our product candidates and on the favorableness of the labeling language granted as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma are not as significant as we estimate, our business and prospects will be harmed.
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
On October 17, 2014, we entered into a Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”) that is secured by substantially all of our assets, excluding intellectual property. The principal balance under the Credit Facility was $8.0 million as of June 30, 2016.
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
The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have been more likely to initiate securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.
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
We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. *
We are authorized to issue 160,000,000 shares of our capital stock, consisting of 150,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. We currently have an effective shelf registration statement on Form S-3 (No. 333-198066)

filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants.
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

2.1
Amendment to Stock Purchase Agreement, dated June 13, 2014, by and between Apricus Biosciences, Inc. and Samm Solutions, Inc. (doing business as BTS Research and formerly doing business as BioTox Sciences) (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

3.1
Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2
Certificate of Amendment to Articles of Incorporation of Apricus Biosciences, Inc., dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3
Certificate of Amendment to Articles of Incorporation of Apricus Biosciences, Inc., dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

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

4.6
Form of Warrant issued to the Holders under the Amendment Agreement, dated as of October 17, 2014, by and among Apricus Biosciences, Inc., The Tail Wind Fund Ltd., Solomon Strategic Holdings, Inc., and Tail Wind Advisory & Management Ltd. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.7
Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among Apricus Biosciences, Inc., NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

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

10.1
Employment Transition Agreement, by and between Apricus Biosciences, Inc. and Dr. Barbara Troupin, dated April 13, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.2
Amended and Restated Employment Agreement, by and between Apricus Biosciences, Inc. and Neil Morton, dated April 25, 2016 (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.3
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.4
Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.5
Common Stock Purchase Agreement, by and between the Company and Aspire Capital Fund, LLC, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

10.6
Registration Rights Agreement, by and between the Company and Aspire Capital Fund, LLC, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

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

Apricus Biosciences, Inc.

Date: August 4, 2016	/s/ CATHERINE BOVENIZER
Catherine Bovenizer
Vice President, Chief Accounting Officer