Form 10-Q
period 2016-09-30
APRICUS BIOSCIENCES, INC.
filed 2016-11-08
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2016, 7,733,205 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,614	$3,887
Accounts receivable	398	519
Restricted cash	—	280
Inventories	800	469
Prepaid expenses and other current assets	424	1,062
Total current assets	7,236	6,217
Property and equipment, net	1,091	1,290
Other long term assets	83	274
Total assets	$8,410	$7,781

Liabilities and stockholders’ deficit
Current liabilities
Notes payable, net	$7,372	$9,401
Accounts payable	1,434	1,580
Accrued expenses	3,144	3,343
Accrued compensation	656	1,223
Deferred revenue	—	137
Total current liabilities	12,606	15,684
Warrant liability	3,261	1,841
Other long term liabilities	80	200
Total liabilities	15,947	17,725

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value, 15,000,000 shares authorized, 7,733,205 and 5,041,526 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	8	5
Additional paid-in-capital	308,464	298,926
Accumulated deficit	(316,009)	(308,875)
Total stockholders’ deficit	(7,537)	(9,944)
Total liabilities and stockholders’ deficit	$8,410	$7,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
License fee revenue	$3,950	$1,000	$4,000	$1,350
Royalty revenue	195	188	866	351
Product sales	172	85	541	509
Total revenue	4,317	1,273	5,407	2,210
Cost of goods sold	111	142	437	884
Cost of Sandoz rights	3,380	—	3,380	—
Gross profit	826	1,131	1,590	1,326
Operating expense
Research and development	409	4,611	6,002	10,986
General and administrative	1,815	2,412	6,513	8,177
Total operating expense	2,224	7,023	12,515	19,163
Loss before other income (expense)	(1,398)	(5,892)	(10,925)	(17,837)
Other income (expense)
Interest expense, net	(251)	(267)	(788)	(594)
Change in fair value of warrant liability	626	1,193	5,063	1,804
Other financing expenses	(256)	—	(461)	—
Other (expense) income, net	(11)	(68)	(16)	(64)
Total other income	108	858	3,798	1,146
Loss before income tax expense	(1,290)	(5,034)	(7,127)	(16,691)
Income tax expense	(1)	—	(7)	—
Net loss	$(1,291)	$(5,034)	$(7,134)	$(16,691)

Basic and diluted loss per common share	$(0.19)	$(1.00)	$(1.17)	$(3.37)
Weighted average common shares outstanding used for basic and diluted loss per share	6,632	5,042	6,108	4,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,134)	$(16,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	224
Non-cash interest expense	282	209
Stock-based compensation expense	1,427	912
Warrant liability revaluation	(5,063)	(1,804)
Loss on disposal of fixed assets	—	56
Other financing expenses	461	—
Changes in operating assets and liabilities:
Accounts receivable	121	103
Inventories	(140)	133
Prepaid expenses and other current assets	638	(718)
Other assets	18	(12)
Accounts payable	(225)	(443)
Accrued expenses	(391)	(1,686)
Accrued compensation	(318)	(233)
Deferred revenue	(137)	(1,219)
Other liabilities	(119)	(163)
Net cash used in operating activities	(10,363)	(21,332)
Cash flows from investing activities:
Release of restricted cash	280	10
Purchase of fixed assets	(18)	(216)
Net cash provided by (used in) investing activities	262	(206)
Cash flows from financing activities:
Issuance of common stock and warrants, net of offering costs	14,144	10,869
Proceeds from issuance of notes payable	—	5,000
Proceeds from the exercise of stock options	—	83
Repayment of capital lease obligations	(5)	(5)
Repayment of principal on notes payable	(2,311)	—
Net cash provided by financing activities	11,828	15,947
Net increase/(decrease) in cash and cash equivalents	1,727	(5,591)
Cash and cash equivalents, beginning of period	3,887	11,400
Cash and cash equivalents, end of period	$5,614	$5,809

Supplemental disclosure of cash flow information:
Cash paid for interest	$508	$340
Non-cash investing and financing activities:
Issuance of restricted stock	$249	—
Accrued transaction costs for 2016 financing activities	$(259)	—
Issuance of 54,123 Placement Agent warrants	$103	—
Issuance of 15,244 common warrants to debtholders	—	$75
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2015	5,042	$5	$298,926	$(308,875)	$(9,944)
Stock-based compensation expense	—	—	1,427	—	1,427
Issuance of restricted stock	—	—	249	—	249
Issuance of common stock due to the vesting of restricted stock	18	—	—	—	—
Issuance of common stock and warrants, net of offering costs	2,674	3	7,862	—	7,865
Net loss	—	—	—	(7,134)	(7,134)
Balance as of September 30, 2016	7,733	$8	$308,464	$(316,009)	$(7,537)

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

On October 21, 2016, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company (i) decreased the number of authorized shares of Common Stock by a ratio equal to one-for-ten (1:10) (the “Reverse Split Ratio”), and (ii) correspondingly and proportionately decreased, by a ratio equal to the Reverse Split Ratio, the number of issued and outstanding shares of Common Stock (the “Reverse Stock Split”).  Under Nevada law, because the Reverse Stock Split was approved by the Board of Directors in accordance with Nevada Revised Statutes (“NRS”) Section 78.207, no stockholder approval was required. NRS Section 78.207 provides that the Company may effect the Reverse Stock Split without stockholder approval if (x) both the number of authorized shares of Common Stock and the number of outstanding shares of Common Stock are proportionally reduced as a result of the Reverse Stock Split, (y) the Reverse Stock Split does not adversely affect any other class of stock of the Company and (z) the Company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the Reverse Stock Split. As described herein, the Company has complied with these requirements. The Reverse Stock Split was effected by the Company filing a Certificate of Change pursuant to NRS Section 78.209 with the Secretary of State of the State of Nevada on October 21, 2016, which became effective at 5 p.m. PST on October 21, 2016. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock (x) issued  and  outstanding  decreased from  approximately 77.3 million   shares  (as of October 21, 2016) to  approximately  7.7 million  shares; (y) reserved for issuance upon exercise of outstanding options, restricted stock units and warrants decreased from approximately 4.9 million, 1.2 million and 23.2 million shares, respectively, to approximately 0.5 million, 0.1 million and 2.3 million shares, respectively, and (z) reserved but unallocated under the Company’s current equity incentive plans decreased from approximately 0.1 million common shares to approximately 0.01 million common shares. In connection with the Reverse Stock Split, the Company’s total number of authorized shares of common stock decreased from 150.0 million to 15.0 million. The number of authorized shares of preferred stock remained unchanged at 10.0 million shares. Following the Reverse Stock Split, certain reclassifications have been made to the prior periods’ financial statements to conform to the current period's presentation. The Reverse Stock Split was applied retroactively to all periods presented to adjust the number and per share amounts of common stock shares, options, restricted stock units and warrants for the Company’s common stock. The Company adjusted shareholders’ equity to reflect the Reverse Stock Split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to the Additional Paid-in Capital during the third quarter of fiscal 2016, resulting in no net impact to shareholders' equity on the Company’s consolidated balance sheets. The Company’s shares of common stock commenced trading on a split-adjusted basis on October 24, 2016. Proportional adjustments for the reverse stock split were made to the Company's outstanding stock options, warrants and equity incentive plans for all periods presented.

Liquidity
The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $316.0 million and negative working capital of $5.4 million as of September 30, 2016 and reported a net loss of approximately $7.1 million and negative cash flows from operations for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings and up-front payments received from commercial partners for the Company’s products under development. As of September 30, 2016, the Company had cash and cash equivalents of approximately $5.6 million.

In September 2016, the Company completed a registered direct offering of 1,082,402 shares of common stock for gross proceeds of approximately $3.7 million (the “September 2016 Financing”). Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock. See footnote 6 for a further description. Under the terms of the securities purchase agreement entered into with such investors, the Company agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expires on December 27, 2016.

In July 2016, the Company and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), the Company delivered to Aspire Capital a commitment fee of 151,899 shares of the Company’s common stock at a value of $0.6 million (the “Commitment Shares”) in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 253,165 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Through September 30, 2016, 455,064 shares of the Company’s common stock have been sold for gross proceeds of $1.2 million. However, in connection with the September 2016 Financing, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing. Pursuant to the Aspire Purchase Agreement, the Company and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties. See footnote 6 for additional discussion of the Aspire Purchase Agreement.
In January 2016, the Company entered into subscription agreements with certain purchasers pursuant to which it agreed to sell an aggregate of 1,136,364 shares of its common stock and warrants to purchase up to an additional 568,184 shares of its common stock to the purchasers for an aggregate offering price of $10.0 million, to take place in separate closings. Each share of common stock was sold at a price of $8.80 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $8.80 per share, became exercisable six months and one day after the date of issuance and will expire on the seventh anniversary of the date of issuance. During the first closing in January 2016, the Company sold an aggregate of 252,842 shares and warrants to purchase up to 126,421 shares of common stock for gross proceeds of $2.2 million. The remaining shares and warrants were sold in a subsequent closing in March 2016 for gross proceeds of $7.8 million following stockholder approval at a special meeting on March 2, 2016.
In October 2014, the Company entered into the Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”), which is secured by substantially all of the Company’s assets, excluding intellectual property. Upon closing, a $5.0 million term loan was funded. In July 2015, the Company borrowed the remaining $5.0 million available under its Credit Facility with the Lenders. The principal balance under the Credit Facility was $7.2 million as of September 30, 2016.
The Company currently has an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of September 30, 2016, the Company had approximately $74.1 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of September 30, 2016, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations and service its debt;

•	the revenue generated by product sales and royalty revenue from the Company’s Vitaros® commercialization partners;

•	the revenue generated by component sales to the Company’s contract manufacturers;

•	its ability to successfully implement its cost-reduction plan as part of a broader strategic re-positioning toward Vitaros®;

•	the outcome, costs and timing of clinical trial results for its product candidate;

•	the emergence and effect of competing or complementary products;

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
On May 10, 2016, the Company received a written notification from NASDAQ indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for the Company’s common stock was below $1.00 per share for the last 30 consecutive business days.
Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day compliance period, or until November 7, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on NASDAQ. To regain compliance, the closing bid price of the Company’s shares of common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period.
On October 21, 2016, the Company effected the Reverse Stock Split. Following the Reverse Stock Split, the closing bid price of shares of the Company’s common stock has met or exceeded $1.00 per share for the 10 consecutive business days ending as of November 7, 2016. On November 8, 2016, the Company received a letter from NASDAQ confirming that the Company is in compliance with NASDAQ Listing Rule 5550(a)(2).
On June 2, 2016, the Company received a notice from NASDAQ stating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(2) because the market value of the Company’s listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), the Company was granted a 180 calendar day compliance period, or until November 29, 2016, to regain compliance with the minimum MVLS requirement. Compliance can be achieved by meeting the $35 million MVLS requirement for a minimum of 10 consecutive business days during the 180 calendar day compliance period.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that shares of the Company’s Common Stock will be subject to delisting.
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

Warrant Liabilities

The Company’s outstanding common stock warrants issued in connection with its February 2015, January 2016 and September 2016 financings are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain either provisions that require the Company to maintain active registration of the shares underlying such warrants, which is considered outside of the Company’s control, or could require cash settlement. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis (in thousands) as of September 30, 2016 and December 31, 2015:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liabilities
Balance as of September 30, 2016	$—	$—	$3,261	$3,261
Balance as of December 31, 2015	$—	$—	$1,841	$1,841

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Risk-free interest rate	1.14%-1.2%	1.82%
Volatility	73.7%-80.05%	83.00%
Dividend yield	—%	—%
Expected term	5.00-6.42	6.13
Weighted average fair value	$1.88	$6.09

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liability
Balance as of December 31, 2015	$1,841
Issuance of warrants in connection with January 2016 financing	4,807
Issuance of warrants in connection with September 2016 financing	1,676
Change in fair value measurement of warrant liability	(5,739)
Repricing of February 2015 warrants in connection with January 2016 financing	676
Balance as of September 30, 2016	$3,261

Of the inputs used to value the outstanding common stock warrant liabilities as of September 30, 2016, the most subjective input is the Company’s estimate of expected volatility.

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
License Fee Revenue
The Company defers recognition of non-refundable upfront license fees if it has continuing performance obligations, without which the licensed data, technology, or product has no utility to the licensee separate and independent of its performance under the other elements of the applicable arrangement. Non-refundable, up-front fees that are not contingent on any future performance by the Company and require no consequential continuing involvement on the Company’s part are recognized as revenue when the license term commences and the last element of the licensed data, technology or product is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

Product Sales Revenue
The Company’s product sales revenue is comprised of two components: sales of Vitaros® product to its commercialization partners and sales of work-in-process inventory to its manufacturing partners. The Company has supply and manufacturing agreements with certain of its licensee partners for the manufacture and delivery of Vitaros® product. These agreements do not permit the Company’s licensee partners to return product, unless the product sold to the licensee partner is delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company defers revenue recognition until the right of return no longer exists, which is the earlier of: (i) evidence that the product has been sold to an end customer or (ii) the right of return has expired. As such, the Company does not have a sales and returns allowance recorded as of September 30, 2016 and December 31, 2015.
Historically, sales of component inventory to the manufacturing partners was accounted for on a net basis since these products were ultimately returned to the Company as finished goods and were then sold onto commercialization partners. As the majority of the Company’s commercialization partners are now buying the finished goods directly from the manufacturers, the Company’s component sales are no longer recognized on a net basis. During the three and nine months ended September 30, 2016, the Company recognized $0.2 million and $0.4 million, respectively, in revenues from component sales to its third party manufacturers.
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
Cost of Sandoz Rights
In July 2016, the Company and Hexal AG, an affiliate with the Sandoz Division of the Novartis Group of Companies (“Sandoz”), mutually agreed to terminate the exclusive license agreement, previously entered into by the parties in February 2012, as amended and restated in December 2013 and further amended in February 2015, granting Sandoz exclusive rights to market the Company’s Vitaros® drug for the treatment of erectile dysfunction (“ED”) in certain countries in Europe and the Asia-Pacific region, as well as any ancillary agreements related to the manufacture or sale of the product. Sandoz, as a result of the mutual termination, received a one-time payment of $2.0 million upon transfer of the marketing authorization in Germany to Ferring in August 2016. Sandoz is eligible to receive an additional $1.5 million to be paid in six equal installments, of which $0.3 million has been paid through September 30, 2016. The five remaining installments are due quarterly commencing in the second quarter of 2017 through the second quarter of 2018. As the rights acquired from Sandoz were immediately transferred to Ferring, the present value of the payments to Sandoz of $3.4 million was expensed and included as Cost of Sandoz Rights in the condensed consolidated statements of operations.
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

The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as their effect is anti-dilutive:

	As of September 30,
	2016	2015
Outstanding stock options	490,199	435,528
Outstanding warrants	2,317,847	1,003,414
Restricted stock	115,574	—
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
The following table presents the assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.36%-1.78%	1.37% - 1.87%
Volatility	72.35%-80.02%	66.85%-101.54%
Dividend yield	—%	—%
Expected term	5.25-6.08 years	5.25- 6.46 years
Forfeiture rate	11.33%	11.54%
Weighted average grant date fair value	$7.23	$10.67
A summary of the Company’s stock option activity under its stock option plans during the nine months ended September 30, 2016 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2015	405	$19.46
Granted	167	$10.57
Exercised	—	$—
Cancelled	(82)	$17.16
Outstanding as of September 30, 2016	490	$16.82
A summary of the Company’s restricted stock unit activity under its stock option plans during the nine months ended September 30, 2016 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	133	$3.70
Vested	(18)	$3.12
Forfeited	—	$—
Unvested as of September 30, 2016	116	$3.79

During the second quarter of 2016, the Company granted approximately 0.1 million restricted stock units (“RSUs”) to its employees in order to retain and incentivize its employees to achieve its strategic objectives regarding Vitaros®. One half of the RSUs will vest if the Company receives marketing approval of Vitaros® in the United States by the Food and Drug Administration (“FDA”) on or before December 31, 2018 and the remaining half will vest on January 1, 2018. The RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The RSUs granted to the Company’s officers are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$54	$55	$479	$142
General and administrative	279	244	948	770
Total	$333	$299	$1,427	$912
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating whether the adoption of the new standard will have a material effect on its condensed consolidated financial statements and related disclosure.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company is currently in the process of evaluating its various contracts and revenue streams subject to this update but has not completed its assessment and therefore has not yet concluded on whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the adoption of the new standard will have a material impact on its condensed consolidated financial statements and required disclosures. This standard will not have a material impact on the Company’s consolidated results of operations or financial position.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU on January 1, 2016 and this ASU had no material impact on the Company’s condensed consolidated financial statements and related disclosures. ASU 2015-03 requires a retroactive method of adoption, and therefore, the Company has reclassified approximately $0.07 million from other current assets to the current portion of its note payable as of December 31, 2015.  Approximately $0.01 million and $0.04 million was reclassified from other expense to interest expense for the three and nine months ended September 30, 2015, respectively.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. This new standard is effective for annual periods ending after December 15, 2016 and early adoption is permitted. After adoption at December 31, 2016, the Company will apply this guidance to assess going concern. The Company does not expect the adoption to have a material effect on its condensed consolidated financial statements and required disclosures.

2. VITAROS® LICENSING AND DISTRIBUTION AGREEMENTS
The following table summarizes the total revenue by commercialization partner recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (1)	2015	2016 (1)	2015
Ferring International Center S.A. ("Ferring")	$3,850	$—	$3,850	$—
Laboratories Majorelle ("Majorelle")	157	84	490	84
Bracco SpA (“Bracco”)	11	—	137	—
Sandoz (2)	—	1,109	16	1,725
Recordati Ireland Ltd. ("Recordati")	28	42	114	120
Takeda Pharmaceuticals International GmbH (“Takeda”) (3)	—	38	214	281
Elis Pharmaceuticals Limited ("Elis")	100	—	100	—
	$4,146	$1,273	$4,921	$2,210
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

The following table summarizes the potential future milestones the Company was eligible for by commercialization partner (in thousands) as of September 30, 2016:

Commercialization Partner	Regulatory Milestones (1)	Commercial Launch Milestones (1)	Sales Milestones (1)	Total
Ferring International Center S.A. ("Ferring")	$2,000	$1,500	$24,500	$28,000
Majorelle	2,000	—	17,394	19,394
Bracco	—	—	5,050	5,050
Recordati	—	1,122	38,715	39,837
Abbott Laboratories Limited, now a subsidiary of Mylan N.V. (“Mylan”)	225	—	13,000	13,225
Allergan	—	25,000	—	25,000
Elis Pharmaceuticals Limited (“Elis”)	—	—	1,900	1,900
Neopharm Scientific Limited (“Neopharm”)	250	—	4,000	4,250
	$4,475	$27,622	$104,559	$136,656
(1) Certain contractual amounts have been converted to USD based on the applicable exchange rate as of September 30, 2016.
Ferring
In October 2015, the Company entered into a distribution agreement with Ferring, granting Ferring the exclusive right to commercialize Vitaros® for the treatment of ED in Latin America, including Central America, South America and certain Caribbean countries. In April 2016, the Company extended the exclusive license grant to include the United Kingdom. In July 2016, the Company further extended the exclusive license grant to include Germany, Austria, Belgium, Denmark, Finland, Iceland, Luxembourg, Norway, the Netherlands, Sweden, Switzerland, Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong, Singapore and Korea (the “Expanded Territories”).
The product has been approved for the treatment of ED in the United Kingdom, Austria, Belgium, Denmark, Finland, Germany, Iceland, Luxemburg, the Netherlands, Norway, Sweden, Switzerland and Argentina.
In addition to the milestones outlined in the table above, the Company is eligible to receive high single-digit to low double-digit royalties based on Ferring’s sales of the product.
The Company received an upfront payment in April 2016 of $0.3 million from Ferring for the rights in the United Kingdom. The first upfront payment was deemed to be related to the license deliverable and was recorded as deferred revenue until completion of the transfer of the United Kingdom marketing authorization, which occurred in August 2016. The Company received an upfront payment in July 2016 of $2.0 million from Ferring for the rights in the Expanded Territories. In August 2016, the Company received a milestone payment of $1.6 million from Ferring upon the transfer of the Germany marketing authorization from Sandoz to Ferring. The Company concluded that the fair value of the Vitaros® license for the United Kingdom and the Expanded Territories was equal to the sum of the upfront payments and the milestone payment upon the transfer of the Germany marketing authorization (a total of $3.9 million) and recognized this as license fee revenue in its statement of operations during the third quarter of 2016. The rights that the Company licensed to Ferring in July 2016 were purchased from Sandoz as discussed below.

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
Sandoz
In July 2016, the Company and Sandoz mutually agreed to terminate the exclusive license agreement, previously entered into by the parties in February 2012, as amended and restated in December 2013 and further amended in February 2015, granting Sandoz exclusive rights to market the Company’s Vitaros® drug for the treatment of ED in certain countries in Europe and the Asia-Pacific region, as well as any ancillary agreements related to the manufacture or sale of the product. Sandoz, as a result of the mutual termination, received a one-time payment of $2.0 million upon transfer of the marketing authorization in Germany to Ferring in August 2016. Sandoz is eligible to receive an additional $1.5 million to be paid in equal quarterly installments in 2016 and 2017, of which $0.3 million has been paid through September 30, 2016.
Recordati
In February 2014, the Company entered into a license agreement with Recordati, granting Recordati the exclusive right to market Vitaros® for the treatment of ED in Spain, Ireland, Portugal, Greece, Cyprus, the CEE Countries (Central and Eastern Europe), Russia and the other CIS Countries (former Soviet Republics), Ukraine, Georgia, Turkey and certain countries in Africa. In June 2014, the Company entered into a Manufacturing and Supply Agreement with Recordati whereby the Company or its contract manufacturer will manufacture Vitaros® product and supply the product to Recordati on a cost plus basis. During the third quarter of 2015, Groupe Parima began manufacturing product for Recordati under its own manufacturing and supply agreement. The product has been approved for the treatment of ED in Spain, Ireland, Czech Republic, Greece, Poland, Portugal, Romania and Slovakia. Recordati launched the product as Virirec™ in Spain in May 2015, as Vytaros® in Poland in September 2016, and as Vitaros® in Portugal, Ireland, the Czech Republic and Slovakia in September 2016.
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
Elis
In January 2011, the Company entered into a license agreement with Elis, granting Elis the exclusive rights to market Vitaros® for the treatment of ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen. The product has been approved for the treatment of ED in Lebanon. In July 2016, the Company earned a milestone of $0.1 million in conjunction with the Lebanon approval. In addition to the remaining milestones outlined in the table above, the Company is eligible to receive tiered double-digit royalties in the ten to twenty percent range based on Elis’ sales of the product.
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

3. ALLERGAN IN-LICENSING AGREEMENT

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros® in the United States. In September 2015, the Company entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting the Company exclusive rights to develop and commercialize Vitaros® in the United States in exchange for a $1.0 million upfront payment and an additional $1.5 million in potential regulatory milestone payments to Allergan. The upfront payment was recorded as R&D expense during the third quarter of 2015.
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
4. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$350	$145
Work in process	450	324
	$800	$469
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Sandoz termination payments	$1,147	$—
Professional fees	957	466
Outside research and development services	627	2,228
Deferred compensation	179	178
Other	234	471
	$3,144	$3,343
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred compensation	$—	$135
Deferred rent	80	65
	$80	$200
5. DEBT

Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. Pursuant to the terms of the Credit Facility, the Lenders have a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders have the right to declare the term loan immediately due and payable in an event of default under the Credit Facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all covenants under the Credit Facility and has not received any notification or indication from the Lenders of an intent to declare the loan due prior to maturity. However, due to the Company’s current cash flow position and the substantial doubt about its being able to continue as a going concern, the entire principal amount of the Credit Facility has been presented as short-term for all periods presented. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should the Company’s financial condition improve.
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
On the Closing Date, the Company issued warrants to purchase up to an aggregate of 19,380 shares of common stock at an exercise price of $12.90 per share to the Lenders. On July 23, 2015, in connection with the funding of the second term loan, the Company issued additional warrants to purchase up to an aggregate of 15,244 shares of common stock at an exercise price of $16.40 per share to the Lenders. The warrants expire ten years from their dates of issuance. The warrants were classified in equity since they do not include provisions that would require the Company to repurchase its shares or cash settle, among other factors that would require liability classification. The fair value of the warrants at issuance of approximately $0.1 million was recorded as a discount to the principal balance and is being amortized over the life of the Credit Facility using the effective interest method.
The Company’s notes payable balance consisted of the following (in thousands), all of which is classified as short-term:

	September 30, 2016	December 31, 2015
Notes payable, principal	$7,194	$9,505
Add: accretion of final payment fee	331	171
Less: unamortized debt discount	(153)	(275)
	$7,372	$9,401
The debt issuance costs, accretion of the final payment and amortization of the fair value of the warrants are included in interest expense in the Company’s condensed consolidated statements of operations. The Company recognized interest expense related to the Credit Facility of $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $0.6 million during the nine months ended September 30, 2016 and 2015, respectively.
6. STOCKHOLDERS' EQUITY
September 2016 Financing

In September 2016, the Company completed the September 2016 Financing, which was a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.45 per share with a group of investors.  Concurrently in a private placement, for each share of common stock purchased by each investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock (the “Private Placement Warrants”).  The Private Placement Warrants have an exercise price of $4.50 per share, are exercisable six months from the initial issuance date, and will expire five and a half years from the initial issuance date.  The aggregate gross proceeds from the sale of the common stock and warrants were approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses were approximately $3.2 million. In connection with this transaction, the Company issued to the placement agent warrants to purchase up to 54,123 shares of common stock sold in this offering (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Private Placement Warrants, except that the Placement Agent Warrants have an exercise price of $4.3125 per share and will expire five years from the initial issuance date. The Private Placement Warrants and the Placement Agent Warrants were accounted for as a liability and fair-valued at the issuance date. Out of the total gross proceeds, $1.6 million was allocated to the Private Placement Warrants based on their fair value, and the rest was allocated to the common stock and recorded in equity. Also, in connection with the transaction, the Company incurred cash-based transaction costs of approximately $0.5 million and non-cash transaction costs of $0.1 million related to the fair value of the Placement Agent Warrants. These costs were allocated between the warrant liability and the equity based on their relative values at the issuance date. The transaction costs were allocated to the warrant liability of approximately $0.3 million were expensed and included in Other Financing Expenses on the condensed consolidated statements of operations and the transaction costs of approximately $0.4 million related to the common stock were netted against the proceeds allocated to the common stock shares.

The total initial $1.7 million fair value of the Private Placement Warrants and the Placement Agent Warrants were determined using the Black-Scholes option pricing model and were recorded as the initial carrying value of the common stock warrant liabilities. The Private Placement Warrants were initially valued using assumptions of a 5.5 year expected term, a 73.7% volatility, a 0.0% annual rate of dividends and a 1.2% risk-free interest rate. The Placement Agent Warrants were initially valued using assumptions of a 5.0 year expected term, a 74.8% volatility, a 0.0% annual rate of dividends and a 1.1% risk-free interest rate. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. These Private Placement Warrants and the Placement Agent Warrants become exercisable in March 2017 and have expiration dates of March 2022 and September 2021, respectively. Under the terms of the securities purchase agreement entered into with such investors, the Company agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expires on December 27, 2016.

Aspire Common Stock Purchase Agreement

In July 2016, the Company and Aspire Capital entered into the Aspire Purchase Agreement, which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On the Aspire Closing Date, the Company delivered to Aspire Capital a commitment fee of 151,899 shares of the Company’s common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 253,165 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. In connection with the transaction, the Company incurred cash transaction costs of approximately $0.1 million, which were netted against the proceeds in equity. Pursuant to the Aspire Purchase Agreement, the Company and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties.

On any business day during the 24-month term of the Aspire Purchase Agreement, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 10,000 shares of the Company’s common stock per business day, subject to certain limitations. The Company and Aspire Capital may mutually agree to increase the number of shares that may be sold pursuant to a Purchase Notice to as much as an additional 200,000 shares of the Company’s common stock per business day. The purchase price per share of the Company’s common stock sold to Aspire Capital pursuant to a Purchase Notice is equal to the lower of (i) the lowest sales price of the Company’s common stock on the purchase date or (ii) the average of the lowest three closing sales prices of the Company’s common stock for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, the Company and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $1.00.

Additionally, on any date on which (i) the Company submits a Purchase Notice to Aspire Capital for at least 10,000 shares of the Company's common stock and (ii) the last closing trade price for the Company’s common stock is higher than $3.00, the Company has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company's common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the next business day (the “VWAP Purchase Date”), subject to certain limitations. The purchase price per share of the Company's common stock sold to Aspire Capital pursuant to a VWAP Purchase Notice shall be the lesser of (i) the closing sale price of the Company’s common stock on the VWAP Purchase Date or (ii) 97% of the volume weighted average price of the Company’s common stock traded on the VWAP Purchase Date, subject to certain limitations.

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Through September 30, 2016, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of October 31, 2016, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016 Financing, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing.
January 2016 Financing
In January 2016, the Company entered into subscription agreements with certain purchasers pursuant to which it agreed to sell an aggregate of 1,136,364 shares of its common stock and warrants to purchase up to an additional 568,184 shares of its common stock to the purchasers for an aggregate offering price of $10.0 million, to take place in separate closings. Each share of common stock was sold at a price of $8.80 and included one half of a warrant to purchase a share of common stock. During the first closing in January 2016, the Company sold an aggregate of 252,842 shares and warrants to purchase up to 126,421 shares of common stock for gross proceeds of $2.2 million. The remaining shares and warrants were sold in a subsequent closing in March 2016 for gross proceeds of $7.8 million following stockholder approval at a special meeting on March 2, 2016. The aggregate net proceeds, after deduction of fees and expenses of approximately $0.4 million, were approximately $9.6 million.
The warrants issued in connection with the January 2016 financing (the “January 2016 Warrants”) occurred in separate closings in January 2016 and March 2016 and gave rights to purchase up to 568,184 total shares of the Company’s common stock at an exercise price of $8.80 per share. The total initial $4.8 million fair value of the warrants on their respective closing dates was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liabilities. The warrants issued in January 2016 and March 2016 were initially valued using assumptions of expected terms of 7.0 years, volatilities of 101.9% and 99.4%, respectively, annual rate of dividends of 0.0%, and risk-free interest rates of 1.6% and 1.4%, respectively. Fees and expenses of approximately $0.2 million were allocated to the warrant liability and expensed in Other Financing Costs. The remaining expenses were netted against the proceeds allocated to the common stock shares. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. These warrants became exercisable in July 2016 and September 2016 and have expiration dates of January 2023 and March 2023, respectively.
February 2015 Financing
In February 2015, the Company entered into subscription agreements with certain purchasers pursuant to which it sold an aggregate of 604,396 shares of its common stock and issued warrants to purchase up to an additional 302,199 shares of its common stock.  Each share of common stock was sold at $18.20 and included one half of a warrant to purchase a share of common stock. The total net proceeds from the offering were $10.9 million after deducting expenses of approximately $0.1 million.
The warrants issued in connection with the February 2015 financing (the “February 2015 Warrants”) gave rights to purchase up to 302,199 shares of its common stock at an exercise price of $18.20 per share. The $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. The February 2015 Warrants became exercisable in July 2016 and have an expiration date of January 2023.
Pursuant to the January 2016 financing, the exercise price of the February 2015 Warrants was reduced from $18.20 per share to $8.80 per share. The modification to the February 2015 warrants resulted in a charge to other income (expense) of approximately $0.7 million for the nine months ended September 30, 2016.
As of September 30, 2016, the total fair value of the Private Placement Warrants, the Placement Agent Warrants, the January 2016 Warrants and the February 2015 Warrants was $3.3 million.

The following table shows the number of outstanding warrants by exercise price and date of expiration as of September 30, 2016:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
246,914	$52.50	February 2017
300,000	$34.00	May 2018
428,621	$8.80	January 2023
441,763	$8.80	March 2023
19,380	$12.90	October 2024
15,244	$16.40	July 2025
811,802	$4.50	March 2022
54,123	$4.31	September 2021
2,317,847

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our European commercialization partners for Vitaros® include Recordati Ireland Ltd. (“Recordati”), Ferring International Center S.A. (“Ferring”), Laboratoires Majorelle (“Majorelle”) and Bracco S.p.A. (“Bracco”). The product is currently approved for marketing in Argentina, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Greece, Iceland, Ireland, Italy, Lebanon, Luxembourg, the Netherlands, Norway, Poland, Portugal, Romania, Slovakia, Spain, Sweden, Switzerland and the United Kingdom (the “UK”). Our commercialization partners began launching Vitaros® in certain territories in Europe beginning in the second half of 2014. The product has been launched in Belgium, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, Poland, Portugal, Slovakia, Spain, Sweden and the UK by our commercialization partners. We have a second-generation Vitaros® product candidate in development, which is a proprietary stabilized dosage formulation that is expected to be stored at room temperature conditions, which we refer to as “Room Temperature Vitaros®.”
With our broad Vitaros® expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros® in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros® in the United States. We initiated certain activities in 2015 to address issues previously raised by the FDA in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, NexACT®, and certain chemistry, manufacturing and control issues. Our goal is to re-submit a revised NDA with the FDA in the fourth quarter of 2016, following our Type B meeting with the FDA on November 17, 2016.
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
Argentina, Germany*, Belgium*, Sweden*, Luxembourg*, Denmark, Finland, Iceland, the Netherlands, Norway, Switzerland, UK*
Majorelle	France, Monaco and certain African countries	France*
Bracco	Italy, Vatican City and San Marino	Italy*
Recordati
Spain, Ireland, Portugal, Greece, Cyprus, the CEE countries (Central and Eastern Europe), Russia and the rest of the CIS countries (former Soviet republics), Ukraine, Georgia, Turkey and certain African countries
Czech Republic*, Greece, Ireland*, Poland*, Portugal*, Romania, Slovakia*, Spain*
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
Our commercialization partners have launched Vitaros® in France, Italy, Germany, the United Kingdom, Spain, Belgium, Luxemburg, Sweden, the Czech Republic, Ireland, Poland, Portugal and Slovakia. We expect to obtain European approval for one or more variations to the approved product with the goal of enhancing the profile of Vitaros®. In addition, we have licensed the U.S. development and commercialization rights for Vitaros® from Allergan and our goal is to re-submit the NDA for Vitaros® in the United States in the fourth quarter of 2016, following our Type B meeting with the FDA on November 17, 2016.
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

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2016, we had an accumulated deficit of approximately $316.0 million and recorded a net loss of approximately $7.1 million and negative cash flows from operations for the nine months ended September 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development. As of September 30, 2016, net open purchase orders totaled approximately $3.7 million.
In September 2016, we completed a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.450 per share (the “September 2016 Financing”).  Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from us an unregistered warrant to purchase three quarters of a share of common stock.  The warrants have an exercise price of $4.50 per share, are exercisable six months from the date of issuance, and will expire five and a half years from the initial issuance date.  The aggregate gross proceeds from the sale of the common stock and warrants were approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses were approximately $3.2 million. Under the terms of the securities purchase agreement entered into with such investors, we agreed to not sell any shares of common stock or common stock equivalents for a period of 90 days, which expires on December 27, 2016.

In July 2016, we and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if we choose to sell and at our discretion, an aggregate of up to $7.0 million of shares of our common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated by us at any time by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), we delivered to Aspire Capital a commitment fee of 151,899 shares of our common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, we sold 253,165 shares of our common stock to Aspire Capital for proceeds of $1.0 million.

On any business day during the 24-month term of the Aspire Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 10,000 shares of our common stock per business day, subject to certain limitations. We and Aspire Capital may mutually agree to increase the number of shares that may be sold to as much as an additional 200,000 shares of our common stock per business day. The purchase price per share of our common stock sold to Aspire Capital pursuant to a Purchase Notice shall be the lower of (i) the lowest sales price of our common stock on the purchase date or (ii) the average of the lowest three closing sales prices of our common stock for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, we and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of our common stock is less than $1.00.

Additionally, on any date on which (i) we submit a Purchase Notice to Aspire Capital for at least 10,000 shares of our common stock and (ii) the last closing trade price for our common stock is higher than $3.00, we have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on the next business day (the “VWAP Purchase Date”), subject to certain limitations. The purchase price per share of our common stock sold to Aspire Capital pursuant to a VWAP Purchase Notice shall be the lesser of (i) the closing sale price of our common stock on the VWAP Purchase Date or (ii) 97% of the volume weighted average price of our common stock traded on the VWAP Purchase Date, subject to certain qualifications.

Pursuant to the Aspire Purchase Agreement, in no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. Through September 30, 2016, the Company has issued a total of 455,064 shares for gross proceeds of $1.2 million. As of October 31, 2016, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with the September 2016 Financing, we agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing. Pursuant to the Aspire Purchase Agreement, we and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties.
In January 2016, we entered into subscription agreements with certain purchasers pursuant to which we agreed to sell an aggregate of 1,136,364 shares of our common stock and warrants to purchase up to an additional 568,184 shares of our common stock to the purchasers for an aggregate offering price of $10.0 million, which took place in two separate closings. Each share of common stock was sold at a price of $8.80 and included one half of a warrant to purchase a share of common stock. The warrants have an exercise price of $8.80 per share, became exercisable six months and one day after the date of issuance and will expire on the seventh anniversary of the date of issuance. During the first closing in January 2016, we sold an aggregate of 252,842 shares and warrants to purchase up to 126,421 shares of common stock for gross proceeds of $2.2 million. The remaining shares and warrants were sold in a subsequent closing in March 2016 for gross proceeds of $7.8 million following stockholder approval at a special meeting on March 2, 2016.
In October 2014, we entered into a Loan and Security Agreement (the “Credit Facility”) with Oxford Finance, LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”), which is secured by substantially all of our assets, excluding intellectual property. Upon closing, a $5.0 million term loan was funded. In July 2015, we borrowed the remaining $5.0 million available under our Credit Facility with the Lenders. The principal balance under the Credit Facility was $7.2 million as of September 30, 2016 (see note 5 to our consolidated financial statements for further details).
As of September 30, 2016, we had cash and cash equivalents of approximately $5.6 million. We will receive additional cash from Vitaros® royalties and product sales. We may also have access to additional capital under our committed equity financing facility with Aspire Capital, subject to certain limitations described below.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of September 30, 2016, we had approximately $74.1 million available under our Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2016, our public float was approximately $27.5 million based on 6.3 million shares of our common stock outstanding at a price of $4.40 per share, which was the closing sale price of our common stock on September 15, 2016. Since our public float is currently less than $75.0 million, as of September 30, 2016, we may only sell an aggregate of approximately $9.2 million of securities under our shelf registration statements on Form S-3. Through September 30, 2016 we have sold $1.2 million through the Aspire Purchase Agreement and $3.7 million in the September 2016 Financing, leaving approximately $4.3 million available for sale under our shelf registration statement. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and there have been no material changes during the nine months ended September 30, 2016.
Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.
Results of Operations
Revenues and gross profit were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2016 vs 2015		Nine Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
License fee revenue	$3,950	$1,000	$2,950	295%	$4,000	$1,350	$2,650	196%
Royalty revenue	195	188	7	4%	866	351	515	147%
Product sales	172	85	87	102%	541	509	32	6%
Total revenue	4,317	1,273	3,044	239%	5,407	2,210	3,197	145%
Cost of goods sold	111	142	(31)	(22)%	437	884	(447)	(51)%
Cost of Sandoz rights	3,380	—	3,380	N/M	3,380	—	3,380	N/M
Gross profit (loss)	$826	$1,131	$(305)	(27)%	$1,590	$1,326	$264	20%
Revenue
License Fee Revenue
The $2.7 million increase in license fee revenue during the nine months ended September 30, 2016 as compared to the same period in the prior year was due primarily to the recognition in 2016 of $3.9 million due to the expansion of our license agreement with Ferring to commercialize Vitaros® in the United Kingdom and in Germany, Austria, Belgium, Denmark, Finland, Iceland, Luxembourg, Norway, the Netherlands, Sweden, Switzerland, Malaysia, Indonesia, the Philippines, Thailand, Taiwan, Vietnam, Hong Kong, Singapore and Korea (the “Expanded Territories”).

Royalty Revenue
Our royalty revenue is computed based on sales reported to us by our licensee partners on a quarterly basis, which are typically one quarter in arrears, and agreed upon royalty rates for the respective license agreement. Royalty revenue during the three and nine months ended September 30, 2016 of $0.2 million and $0.9 million, respectively, was related to sales of licensed Vitaros® product sold by Majorelle, Bracco, Takeda, Recordati and Sandoz in their respective territories. Royalty revenue during the three and nine months ended September 30, 2015 of $0.2 million and $0.4 million, respectively, was related to sales of licensed Vitaros® product sold by Takeda, Sandoz, Recordati and Majorelle in their respective territories.
Product Sales
Our product sales revenue is comprised of two components: sales of Vitaros® product to our commercialization partners and sales of work-in-process inventory to our manufacturing partners. Product sales revenue increased by $0.1 million and $32,000 for the three and nine months ended September 30, 2016 as compared to the same periods in the prior year. Historically, sales of component inventory to the manufacturing partners were accounted for on a net basis since these products were ultimately returned to us as finished goods and were then sold onto our commercialization partners. As the majority of our commercialization partners are now buying the finished goods directly from the manufacturers, our component sales are no longer recognized on a net basis. During the nine months ended September 30, 2016, we recognized $0.4 million in revenues from component sales to our third party manufacturers which was offset by a decline in product sales of Vitaros® product in 2016 as our commercialization partners work directly with our manufacturers. We expect sales of Vitaros® product to continue to decline as our remaining commercialization partners enter into contracts directly with our manufacturers.
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
Cost of Sandoz Rights
Cost of Sandoz rights for the three and nine months ended September 30, 2016 includes $3.4 million incurred as a cost of reacquiring and relicensing the rights to certain territories previously licensed to Sandoz. These territories were relicensed to Ferring in the third quarter of 2016.
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended September 30,		2016 vs 2015		Nine Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Operating expense
Research and development	$409	$4,611	$(4,202)	(91)%	$6,002	$10,986	$(4,984)	(45)%
General and administrative	1,815	2,412	(597)	(25)%	6,513	8,177	(1,664)	(20)%
Total operating expense	2,224	7,023	(4,799)	(68)%	12,515	19,163	(6,648)	(35)%
Loss from operations	$(1,398)	$(5,892)	$4,494	(76)%	$(10,925)	$(17,837)	$6,912	(39)%
Research and Development Expenses
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $4.2 million and $5.0 million decreases in research and development expense during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in the prior year, resulted primarily from decreases in outside services related to the development of fispemifene, Vitaros® and RayVa™. We expect to continue to incur additional expenses in 2016 primarily related to resubmission of an NDA for Vitaros® in the United States.

General and Administrative Expenses
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $0.6 million and $1.7 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods of the prior year. These decreases were primarily due to lower professional services expenses, such as legal and accounting expenses, and due to lower personnel-related expenses, including travel.
Other Income and Expense
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2016 vs 2015		Nine Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Other income (expense)
Interest expense, net	$(251)	$(267)	$16	(6)%	$(788)	$(594)	$(194)	33%
Change in fair value of warrant liability	626	1,193	(567)	(48)%	5,063	1,804	3,259	181%
Other financing expenses	(256)	—	(256)	N/M	(461)	—	(461)	N/M
Other (expense) income, net	(11)	(68)	57	(84)%	(16)	(64)	48	(75)%
Total other income	$108	$858	$(750)	(87)%	$3,798	$1,146	$2,652	231%
Interest Expense, Net
Interest expense increased $0.2 million during the nine months ended September 30, 2016, as compared to the same period in the prior year due to interest charges in connection with the Credit Facility with the Lenders (see note 5 to our condensed consolidated financial statements for further details).
Change in Fair Value of Warrant Liability
In connection with our February 2015 and January 2016 equity financings, we issued warrants to purchase up to 302,199 shares and 568,184 shares, respectively, of our common stock at an exercise price of $18.20 and $8.80 per share, respectively. Pursuant to the January 2016 financing, the February 2015 Warrants were repriced from $18.20 to $8.80 per share.

In connection with our September 2016 equity financing, we issued warrants to the investors and to the placement agent to purchase up to 811,802 shares and 54,123 shares, of our common stock at an exercise price of $4.50 and $4.31 per share, respectively (“the September 2016 Private Placement Warrants” and the “September 2016 Placement Agent Warrants”).

The initial fair value of the February 2015 Warrants, January 2016 Warrants, the September 2016 Private Placement Warrants and the September 2016 Placement Agent Warrants of $5.1 million, $4.8 million, $1.6 million and $0.1 million, respectively, were determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations (see notes 1 and 6 to our consolidated financial statements for further details). The positive change in fair value of warrant liability is due to the decrease in the Company’s stock price for all periods presented.

Other Financing Expenses

Other financing expenses were $0.5 million for the nine months ended September 30, 2016. Other financing expenses represent the portion of total financing expenses allocated to the warrants issued for our January 2016 and September 2016 financings.

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(10,363)	$(21,332)
Net cash provided by (used in) investing activities	262	(206)
Net cash provided by financing activities	11,828	15,947
Net increase/(decrease) in cash and cash equivalents	$1,727	$(5,591)

Operating Activities

Cash used in operating activities of $10.4 million during the nine months ended September 30, 2016 was primarily due to a net loss of $7.1 million net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $5.1 million and stock-based compensation expense of $1.4 million.

Investing Activities

Cash provided by investing activities increased by $0.5 million during the nine months ended September 30, 2016 as compared to the same period in the prior year due to the release of restricted cash related to the completion of environmental remediation services on our New Jersey facility. This was offset by lower expenditures for the purchase of fixed assets in the current period.

Financing Activities
Cash provided by financing activities of $11.8 million during the nine months ended September 30, 2016 was primarily attributable to the $14.1 million in net proceeds that we received from the issuance of common stock and warrants in our January 2016, July 2016 and September 2016 financings. This was offset by the repayment of $2.3 million on our credit facility.

Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the VP, Finance and Chief Accounting Officer (“CAO”) (principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. Based on this evaluation, our CEO and our CAO concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2016, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2016, we had cash and cash equivalents of approximately $5.6 million. During the first quarter of 2016, we raised $10.0 million in equity financings. During the third quarter of 2016, we sold an additional $1.2 million of our common stock pursuant to a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”). Also during the third quarter of 2016, we raised an additional $3.7 million through the sale of common stock and warrants (the “September 2016 Financing”). We will receive additional cash from Vitaros® royalties and product sales.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Our ability to sell shares using our Form S-3 shelf registration statement is limited by both the amount remaining “on the shelf” and by our public float. As of September 30, 2016, we had approximately $74.1 million available under our Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2016, our public float was approximately $27.5 million based on 6.3 million shares of our common stock outstanding at a price of $4.40 per share, which was the closing sale price of our common stock on September 15, 2016. Since our public float is currently less than $75.0 million, as of September 30, 2016, we may only sell approximately $9.2 million of securities under shelf registration statements on Form S-3, of which we have already sold $3.7 million in the September 2016 Financing and $1.2 million sold through the Aspire Purchase Agreement through September 30, 2016, leaving approximately $4.3 million available for sale under our shelf registration statement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease. For example, if we calculated our public float based on the closing sales price of $2.01 per share on October 31, 2016, our public float would be approximately $12.6 million. The value of one-third of our public float calculated on that basis would be approximately $4.2 million.
Our stock price must be $1.00 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. In no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the date we entered into Aspire Purchase Agreement) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. As of October 31, 2016, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with the September 2016 Financing, we agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing. In addition, under the terms of the securities purchase agreement entered into with investors in the September 2016 Financing, we agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expires on December 27, 2016.
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
We only began generating revenues from the commercialization of Vitaros® in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $316.0 million from our inception through September 30, 2016. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros® by our partners. We expect to continue to incur significant operating losses and capital expenditures for the foreseeable future.
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
We cannot anticipate when or if we will seek regulatory review of our product candidates for any indication. We in-licensed the rights to Vitaros® in the United States in September 2015. Our goal is to resubmit an NDA in the fourth quarter of 2016, following our Type B meeting with the FDA on November 17, 2016. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication. If we do not receive regulatory approvals for and successfully commercialize our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize our product candidates and on the favorableness of the labeling language granted as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma are not as significant as we estimate, our business and prospects will be harmed.
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
On October 17, 2014, we entered into a Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”) that is secured by substantially all of our assets, excluding intellectual property. The principal balance under the Credit Facility was $7.2 million as of September 30, 2016.
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
Risks Related to Owning Our Common Stock
If we are not able to comply with the applicable continued listing requirements or standards of the NASDAQ Capital Market, NASDAQ could delist our Common Stock.*

Our common stock is currently listed on the NASDAQ Capital Market (“NASDAQ”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On May 10, 2016, we received a written notification from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for our Common Stock was below $1.00 per share for the last 30 consecutive business days.

Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day compliance period, or until November 7, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on NASDAQ. To regain compliance, the closing bid price of our shares of common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period.

On October 21, 2016, we effected a 1-for-10 reverse stock split of our common stock. Following the reverse stock split, the closing bid price of our shares of common stock has met or exceeded $1.00 per share for the 10 consecutive business days ending as of November 7, 2016. On November 8, 2016, we received a letter from NASDAQ confirming that we are in compliance with NASDAQ Listing Rule 5550(a)(2).

On June 2, 2016, we received a notice from NASDAQ stating that we were not in compliance with NASDAQ Listing Rule 5550(b)(2) because our market value of listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), we were granted a 180 calendar day compliance period, or until November 29, 2016, to regain compliance with the minimum MVLS requirement. Compliance can be achieved by meeting the $35 million MVLS requirement for a minimum of 10 consecutive business days during the 180 calendar day compliance period.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our shares of Common Stock will be subject to delisting.
In the event that our Common Stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange. In addition, following delisting, unless our shares of Common Stock were immediately thereafter trading on the OTC Bulletin Board or the OTCQB or OTCQX market places of the OTC Markets, we would no longer be able to sell shares to Aspire Capital under the Purchase Agreement.
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

We may issue additional shares of our capital stock that could dilute the value of your shares of common stock. *
We are authorized to issue 25,000,000 shares of our capital stock, consisting of 15,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants.
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

3.13
Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 25, 2016).

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

4.11	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.12	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

10.1
Common Stock Purchase Agreement, by and between the Company and Aspire Capital Fund, LLC, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

10.2
Registration Rights Agreement, by and between the Company and Aspire Capital Fund, LLC, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

10.3
Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

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

Apricus Biosciences, Inc.

Date: November 8, 2016	/s/ CATHERINE BOVENIZER
Catherine Bovenizer
Vice President, Chief Accounting Officer