Form 10-K
period 2016-12-31
APRICUS BIOSCIENCES, INC.
filed 2017-03-13
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 7, 2017, 7,741,782 shares of the common stock, par value $.001, of the registrant were outstanding.
The aggregate market value of the common stock held by non-affiliates, based upon the last sale price of the registrant’s common stock on June 30, 2016, was approximately $23.6 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders, which Proxy Statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

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
Vitaros™ is our trademark in the United States, which is pending registration and subject to our agreement with Warner Chilcott Company, Inc., now a subsidiary of Allergan plc (“Allergan”). Vitaros® is a registered trademark of Ferring International Center S.A. (“Ferring”) in certain countries outside of the United States. In addition, we own trademarks for NexACT® and RayVa™. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

ITEM 1. BUSINESS

We are a biopharmaceutical company focused on the development of innovative product candidates in the areas of urology and rheumatology. We have two product candidates currently in development. Vitaros is a product candidate in the United States under development for the treatment of erectile dysfunction (“ED”), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan. RayVa is our product candidate in Phase 2 development for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.
On March 8, 2017, we entered into an asset purchase agreement (the “Ferring Asset Purchase Agreement”) with Ferring International Center S.A. (“Ferring”), pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). See “Ferring Asset Purchase Agreement” below for additional information.
Growth Strategy
To develop and commercialize our proprietary product candidates, through these primary initiatives:
Resubmit the new drug application (“NDA”) for Vitaros, and if approved by the U.S. Food and Drug Administration (“FDA”), commercialize Vitaros in the United States
We are pursuing U.S. regulatory approval for Vitaros. Our plan is to re-submit the NDA for Vitaros in the United States during the third quarter of 2017. If the NDA is approved by the FDA following resubmission, Allergan has a one-time opt-in right to assume all future commercialization activities for Vitaros in the United States. If Allergan exercises its opt-in right, we may receive up to a total of $25 million in upfront and potential launch milestone payments, plus a double-digit royalty on net sales of Vitaros. If Allergan elects not to exercise its opt-in right, we expect to commercialize Vitaros, either through an internally built commercial organization, a contract sales force or by partnering with a pharmaceutical company with established sales and marketing capabilities.

Develop, seek regulatory approval for and generate revenue through proprietary products developed in-house or acquired from third-parties
Our product candidate for the treatment of Raynaud’s Phenomenon secondary to scleroderma, RayVa, is currently in Phase 2 development. We completed and reported top-line data on the Phase 2a clinical trial for RayVa and we believe the data, coupled with previously generated non-clinical data, supports moving RayVa forward into future clinical trials designed to evaluate symptomatic effects in subjects with Raynaud’s secondary to scleroderma.
We also continue to explore business development opportunities whereby we may acquire from third parties certain products in development that complement our existing portfolio.
Product Candidates
Vitaros
Vitaros (alprostadil) is a topically-applied cream formulation of alprostadil,which is designed to dilate blood vessels. This combined with NexACT, our proprietary permeation enhancer, increases blood flow to the penis, causing an erection. Vitaros is currently in development in the United States for the treatment of ED and is approved and commercialized in certain countries outside of the United States. Allergan owns the rights to Vitaros in the United States and in September 2015, we entered into an agreement with Allergan to license the U.S. development and commercialization rights for Vitaros. Pursuant to the Ferring Asset Purchase Agreement, Ferring now owns the rights to Vitaros outside of the United States.
Alprostadil is one of several treatment options for ED, and is a widely accepted alternative to the PDE5 inhibitors, such as Viagra®. Following the approval by the European and Canadian Health Authorities, Vitaros has been deemed a safe and effective treatment in those territories, and has the potential to address a meaningful market opportunity due to its patient-friendly form of administration versus both other alprostadil dosage forms and its non-systemic safety profile.
The current leading ED medications are taken in pill form and work by inhibiting an enzyme called PDE5. We believe there is a need for new, safe and effective treatments, especially for those patients who cannot or prefer not to take or do not respond to oral medications. Vitaros is designed as a topically-applied, on-demand, non-PDE5 inhibitor that we believe has the potential to be effective for ED patients who:

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
Factors such as these lead to an estimated 31% drop out rate after initial prescription for patients taking sildenafil citrate, which increases to an estimated 48% drop-out rate after three years of taking the drug. In clinical studies, Vitaros showed efficacy in patients suffering from ED, including men who did not respond to sildenafil citrate. The side effects reported were localized and transient.
The first-generation version of the Vitaros product, which is currently marketed outside of the United States by Ferring and its commercialization partners, is stored in one chamber. This single-chamber formulation requires that the product be stored by customers in a refrigerator until a short time prior to use. In certain countries in Europe, Vitaros currently has an approved shelf-life of eighteen months and can be left unrefrigerated for up to three days.
It is expected that the product ingredients in the second-generation Vitaros product candidate will be stored in two separate chambers to allow alprostadil to be segregated from ingredients that cause it to become unstable at room temperature. The contents of each of the two chambers would then be mixed in the dispenser immediately prior to use. This mixture is expected to result in the same pharmaceutical formulation as the cold chain Vitaros approved outside of the United States.
We believe Vitaros offers greater market opportunity compared to other alprostadil dosage forms due to its patient-friendly delivery form as well as a competitive alternative to oral ED products. ED affects approximately 150 million men worldwide. In the United States, ED is estimated to affect 20 million men, of which approximately 5 million have been diagnosed and only approximately 1.25 million are being treated. An estimated 600,000 men are newly diagnosed each year in the United States. In the United States, the ED market is approximately $3 billion annually based on data published by the International Journal of Urology in 2007.
With our broad Vitaros expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros in the United States. We initiated certain activities in 2015 to address issues previously raised by the FDA in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeation enhancer, NexACT, and certain chemistry, manufacturing and control issues. We plan to re-submit an NDA with the FDA during the third quarter of 2017.
Competition for Vitaros
There is significant competition and financial incentive to develop, market and sell drugs for the treatment of ED. Leading drugs approved for ED indications are PDE5 inhibitors that target the vascular system, such as sildenafil citrate (sold by Pfizer under the trade name Viagra®), vardenafil (sold by GlaxoSmith-Kline under the trade name Levitra®), tadalafil (sold by Lilly under the trade name Cialis®) and avanafil (sold in the United States by Metuchen Pharmaceuticals, LLC under the trade name Stendra® and sold in Europe and New Zealand by The Menarini Group under the trade name Spedra®). As patents for the three major PDE5 inhibitors, sildenafil citrate, tadalafil and vardenafil, are expiring over various dates in each country, we anticipate that generic PDE5 inhibitors will impact the overall market for ED products. Generic PDE5 inhibitors are being sold at lower prices than their brand equivalents. Other drugs approved for ED indications include alprostadil for injection directly into the penis (sold by Pfizer under the trade name Caverject Impulse®, and Edex, sold in the United States by Endo Pharmaceuticals, Inc.), and alprostadil in urethral suppository format (sold by Meda under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications including Futura Medical Inc., which is developing MED 2002, a topical gel applied directly to the penis for the treatment of ED. MED2002 is based on the active compound glyceryl trinitrate within a patented gel delivery system. We are not aware of any company actively developing a topical alprostadil drug for ED.
Commercialization of Vitaros
In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros in the United States. In September 2015, we entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting us exclusive rights to develop and commercialize Vitaros in the United States in exchange for a $1.0 million upfront payment and an additional $1.5 million in potential regulatory milestone payments to Allergan.
If the Vitaros NDA is approved by the FDA upon resubmission, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, we are eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a high double-digit royalty on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, we may commercialize the product, either through an internally built commercial organization, a contract sales force or by partnering with a pharmaceutical company with established sales and marketing capabilities, and in return will pay Allergan a high double-digit royalty on our net sales of the product.
Pursuant to the Ferring Asset Purchase Agreement, Ferring now owns the rights to Vitaros outside of the United States.
RayVa
RayVa is our product candidate for the treatment of Raynaud's Phenomenon associated with scleroderma (systemic sclerosis). Raynaud's Phenomenon is characterized by the constriction of the blood vessels in response to cold or stress of the hands and feet, resulting in reduced blood flow and the sensation of pain, which can be severe. Primary Raynaud's Phenomenon, which is not associated with an underlying medical condition, affects an estimated 3-5% of the United States population. Secondary Raynaud’s Phenomenon, affecting approximately 500,000 in the United States, is driven by an underlying medical condition, such as scleroderma, lupus or rheumatoid arthritis. Symptoms are severe and patients risk associated fingertip ulcerations. There are an estimated 100,000 adult patients with scleroderma in the United States, of which approximately 90% have secondary Raynaud’s Phenomenon. Approximately 80% of scleroderma patients are women. Both primary and secondary Raynaud’s Phenomenon disproportionately affect women.
RayVa is a topically-applied cream formulation of alprostadil designed to dilate blood vessels, which is combined with a proprietary permeation enhancer NexACT, and applied on-demand to the affected extremities. RayVa received clearance in May 2014 from the FDA to begin clinical studies. We reported results from our Phase 2a clinical trial of RayVa for the treatment of Raynaud’s Phenomenon secondary to scleroderma in September 2015, which we believe supports moving RayVa forward into future clinical trials. We expect to finalize the RayVa Phase 2b delivery device and study protocol, explore U.S. and European Union Orphan Designation and seek an ex-U.S. collaboration partner prior to initiating any future clinical studies.
We believe that RayVa presents an attractive commercial opportunity. There is currently no approved therapy for Raynaud’s Phenomenon in the United States, representing an unmet medical need. Moreover, because there are only approximately 4,500 rheumatologists treating secondary Raynaud’s patients in the United States, we believe we can commercialize RayVa efficiently if we receive FDA approval.
Fispemifene
In October 2014, we licensed from Forendo Pharma Ltd. the exclusive U.S. rights to develop and commercialize fispemifene, a tissue-specific SERM designed to treat secondary hypogonadism, chronic prostatitis and lower urinary tract symptoms in men.

We released top-line data during the first quarter of 2016 indicating that our Phase 2b clinical trial study for the treatment of secondary hypogonadism did not achieve statistical significance to continue our efforts. However, fispemifene has also been shown to provide other benefits in animal models, such as reduction of prostate inflammation, improved urodynamics, and preservation of bone density, among others and we plan to continue to evaluate fispemifene as a product candidate for other urological conditions.
NexACT Drug Delivery Technology
The NexACT drug delivery technology is designed to enhance the delivery of an active drug to the patient. We believe the combination of our NexACT technology with active drugs has to the potential to improve therapeutic outcomes and reduce systemic side effects that often accompany existing medications.
The NexACT technology consists of a small molecule permeation enhancer called Dodecyl 2-(N,N dimethylamino)-propionate (“DDAIP”) that enables the rapid absorption of high concentrations of an active pharmaceutical ingredient directly at the target site, which is designed to enhance the delivery of an active drug to the patient. NexACT was designed to enable multi-route administration of active drugs across numerous therapeutic classes.
NexACT is based on proprietary permeation enhancers that are biodegradable, biocompatible, and mimic the composition of human skin. NexACT has been tested in clinical trials in over 5,000 patients, including those subjects exposed to Vitaros and RayVa. In these clinical trials, NexACT demonstrated a favorable safety profile, with minimal serious adverse events that were likely attributed to the active ingredients in the drug candidates.
As part of the Ferring Asset Purchase Agreement, we transferred the non-U.S. patents related to DDAIP and DDAIP in combination with alprostodil and received a perpetual, exclusive (even as to Ferring), fully transferable, fully sublicensable, royalty-free, fully paid-up license to such patents in certain fields other than sexual dysfunction.
Ferring Asset Purchase Agreement
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which, and on the terms and subject to the conditions thereof, among other things, we agreed to sell to Ferring our assets and rights (the “Purchased Assets”) related to the business of developing, marketing, distributing, and commercializing, outside the United States, our products currently marketed or in development, intended for the topical treatment of sexual dysfunction (the “Product Business”), including products sold under the name Vitaros (the “Products”). The Purchased Assets include, among other things, certain pending and registered patents and trademarks, contracts, manufacturing equipment and regulatory approvals relating to the Products outside of the United States. We are retaining the U.S. development and commercialization rights for Vitaros and will receive a license from Ferring (the “Ferring License”) for intellectual property rights for Vitaros and other products which relate to development both within the United States and internationally.
Under the terms of the Ferring Asset Purchase Agreement, Ferring paid us $11.5 million in cash at the closing. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. We used $6.6 million of the proceeds from the sale of the Purchased Assets to repay all amounts owed, including applicable termination fees, under the Credit Facility.
As of the closing, Ferring assumed responsibility for our obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Purchased Assets arising after the closing date. We will retain all liabilities associated with the Purchased Assets arising prior to the closing date.
Under the Ferring Asset Purchase Agreement, we have also agreed to indemnify Ferring for, among other things, breaches of our representations, warranties and covenants, any liability for which we remain responsible and our failure to pay certain taxes or comply with certain laws, subject to a specified deductible in certain cases. Our aggregate liability under such indemnification claims is generally limited to $2.0 million.
At the closing of the Ferring Asset Purchase Agreement, we entered into the Ferring License with respect to certain intellectual property rights necessary to or useful for our exploitation of the Purchased Assets within the United States and for our exploitation of the Purchased Assets in certain fields outside of sexual dysfunction, including for the treatment of Raynaud’s Phenomenon, outside the United States. The parties granted one another a royalty free, perpetual and non-exclusive license to product know-how in their respective territories and Ferring granted us a royalty-free, perpetual and exclusive license to certain patents in the field of sexual dysfunction in the United States and in certain fields other than sexual dysfunction outside of the United States.

Patent Portfolio
We currently own or in-license approximately 269 issued patents which will expire from 2017 through 2032, approximately, and approximately 98 patent applications. Should the patent applications issue, they may extend our patent exclusivity on our product candidates and technologies throughout the world until approximately 2032, based upon the potential expiration date of the last to expire of those patent applications. As to the in-licensed patents and patent applications, they include 217 issued patents and 58 patent applications from Ferring pursuant to the Ferring Asset Purchase Agreement.
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
Trademark Portfolio
We currently own approximately 31 registered trademarks and 7 pending trademark applications worldwide. Vitaros is our trademark in the United States, which is pending registration and subject to our agreement with Warner Chilcott Company, Inc. Vitaros is a registered trademark of Ferring in certain countries outside of the United States.
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
United States Government Regulation
In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act, (“FDCA”), and its implementing regulations. Drugs and devices are also subject to other federal, state and local statutes and regulations. Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we have and plan to continue to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the unit-dose dispenser to be marketed together with our product candidates, though the device component will need to comply with certain requirements applicable to devices. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an investigational new drug (“IND”) which must become effective before human clinical trials may begin and must be updated annually;

•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;

•
performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication in accordance with good clinical practices, or GCPs;

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
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s IRB before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.
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
After regulatory approval of a drug product is obtained, we are required to comply with a number of post-approval requirements. The holder of an approved NDA must report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for the approved product. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long term stability of the drug product and compliance with relevant manufacturing requirements applicable to the device component. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
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
505(b)(2) NDAs
As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant or for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on FDA’s previous findings of safety and effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements, including clinical trials, to support the change from the approved branded reference drug. The FDA may then approve the new product candidate for all, or some, of the label indications for which the branded reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant. We anticipate filing 505(b)(2) NDAs for our lead product candidates, which would rely, in part, on the FDA’s previous findings of safety and efficacy of the active ingredient.
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

◦
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

◦
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
There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, (collectively, “the Affordable Care Act”), among other things, imposed new reporting requirements on drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.  Failure to submit timely, accurately and completely the required information may result in civil monetary penalties of up to an aggregate of approximately $0.2 million per year (or up to an aggregate of $1.1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission.  Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year.  Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.
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
Segment and Geographic Area Information
We currently operate in a single segment, through which we develop pharmaceutical product candidates. See note 1 to our consolidated financial statements for further details on our segment and geographic area information. For financial information regarding our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Concentration of Credit Risk
Laboratories Majorelle ("Majorelle") and Ferring accounted for approximately 11% and 67%, respectively, of our total revenues during the year ended December 31, 2016. One of these companies comprised 26% of our accounts receivable balance as of December 31, 2016. Hexal AG, an affiliate with the Sandoz Division of the Novartis Group of Companies (“Sandoz”) and Ferring accounted for approximately 36% and 47%, respectively, of our total revenues during the year ended December 31, 2015. One of these companies comprised 13% of our accounts receivable as of December 31, 2015.
Employees
As of March 7, 2017, we had 15 full time employees in the United States. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.
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
Risks Related to the Company
As a result of our sale of assets to Ferring, we do not expect to generate revenue for the foreseeable future and we may not be successful in executing on our near-term business strategy to solely focus on the U.S. Vitaros NDA resubmission.
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. Following the Ferring Asset Purchase Agreement, we will no longer have the ability to generate revenues from operations unless and until we file an NDA with the FDA for Vitaros, receive approval of such NDA and successfully commercialize Vitaros in the United States alone or with partners. There can be no assurance that the proceeds from the Ferring Asset Purchase Agreement will be sufficient for us to submit the Vitaros NDA, and we will need to raise additional capital to fund our operations even if we do ultimately receive approval of the NDA. In addition, our future growth will depend on our ability to successfully implement our strategy to focus solely on the Vitaros in the United States, as well as RayVa. If we are unable to successfully execute on this business strategy, our business, financial condition, results of operations and prospects would be materially and adversely affected.
We expect to continue to require external financing to fund our operations, which may not be available.
We expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all.

As of December 31, 2016, we had cash and cash equivalents of approximately $2.1 million. During the first quarter of 2016, we raised $10.0 million in equity financings. During the third quarter of 2016, we sold an additional $1.2 million of our common stock pursuant to a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”). Also during the third quarter of 2016, we raised an additional $3.7 million through the sale of common stock and warrants (the “September 2016 Financing”). On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. As part of the Ferring Asset Purchase Agreement, we have agreed to indemnify Ferring against losses suffered as a result of our breach of representations and warranties and our other obligations under our asset purchase agreement, and therefore may be liable for a portion of the consideration we received from Ferring.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Our ability to sell shares using our Form S-3 shelf registration statement is limited by both the amount remaining “on the shelf” and by our public float. As of March 7, 2017, we had approximately $74.1 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of March 7, 2017, our public float was approximately $20.1 million based on 6.3 million shares of our common stock outstanding at a price of $3.21 per share, which was the closing sale price of our common stock on February 17, 2017. Since our public float is currently less than $75.0 million, as of March 7, 2017, we may only sell an aggregate of approximately $6.7 million of securities under our shelf registration statements on Form S-3. Through March 7, 2017, we have sold $1.2 million through the Aspire Purchase Agreement and $3.7 million in the September 2016 Financing, leaving $1.8 million available for sale under our shelf registration statement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.
In addition, our stock price must be $1.00 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. In no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the date we entered into Aspire Purchase Agreement) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. As of March 7, 2017, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with our September 2016 equity financing, we agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the financing.
We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
While we have historically generated modest revenues from our operations, following the Ferring Asset Purchase Agreement, we will no longer generate those revenues. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all of the elements of our strategic plan, including resubmitting the NDA for Vitaros in the United States, commercializing Vitaros in the United States if approved, and progressing our development program for RayVa. If we are unable to accomplish these objectives, our business prospects will be diminished, we will likely be unable to achieve profitability, and we may be unable to continue as a going concern.
We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.
We only began generating revenues from the commercialization of Vitaros in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $316.3 million from our inception through December 31, 2016. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) the successful development and commercialization of Vitaros in the United States, and (2) the successful development, approval and commercialization of RayVa. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
There is substantial doubt concerning our ability to continue as a going concern.
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2016, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed March 13, 2017, includes a going concern explanatory paragraph. Management plans to raise additional funds with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Our business is entirely dependent on obtaining FDA approval for Vitaros and our other product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially begin commercialization.
Our future success depends entirely on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. The success of Vitaros, our leading product candidate, will require resubmission of a NDA to the FDA in order to gain regulatory approval. An NDA was previously submitted for Vitaros, but the FDA issued a non-approvable letter in 2008 identifying certain deficiencies with the application. Based on feedback during our pre-NDA meetings with the FDA, we believe that the resubmission of the Vitaros NDA will not require additional clinical testing and will not resubmit with such data, but there is no assurance that the FDA will accept the NDA for Vitaros or agree that no additional clinical trials will be required. We plan to resubmit the NDA during the third quarter of 2017. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication.
Our other product candidates will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote our product candidates in the United States before we receive regulatory approval from the FDA and we may not receive such regulatory approvals on a timely basis, or at all.
In addition, approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by foreign regulatory authorities does not ensure approval by FDA or regulatory authorities in other foreign countries. However, the failure to obtain approval in one jurisdiction may have a negative impact on our ability to obtain approval elsewhere.
Our clinical development plan for RayVa includes a Phase 2b take-home clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We reported results on the Phase 2a clinical trial in September 2015, which we believe supported moving RayVa forward into future clinical trials. There is no guarantee that we will commence our planned clinical trials or that our ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

If we do not receive regulatory approvals for and successfully commercialize our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize our product candidates and on the favorability of the claims in the approved labeling as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of Raynaud’s Phenomenon secondary to scleroderma are not as significant as we estimate, our business and prospects will be harmed.
We depend upon third party manufacturers for our product candidates
We do not manufacture our product candidates, and do not in the future expect to be able to independently conduct our product manufacturing. As such, we are dependent, and expect to continue to rely, on third party manufacturers for the supply of these product candidates and commercial quantities, if approved. The manufacturing process for our product candidates is highly regulated and regulators may refuse to qualify new suppliers and/or terminate manufacturing at existing facilities that they believe do not comply with regulations.
Our third-party manufacturers and suppliers are subject to numerous regulations, including current Good Manufacturing Practices (“cGMP”), regulations governing manufacturing processes and related activities and similar foreign regulations. The facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities pursuant to inspections that will be conducted after we submit our NDA to the FDA. If any of our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks that are out of our control, and we have no control over the ability of these third party manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA, our ability to deliver our products on a timely basis, receive royalties or continue our clinical trials would be adversely affected. Further, if the FDA does not approve these facilities for the manufacture of our products or if it withdraws such approval in the future, or if our suppliers or third party manufacturers decide they no longer wish to manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. Also, the manufacturing processes of our manufacturing partners may be found to violate the proprietary rights of others, which could interfere with their ability to manufacture products on a timely and cost effective basis.
In addition, we are also dependent on third party manufacturers and suppliers of raw materials, components, chemical supplies for the active drugs in our product candidates under development for the formulation and supply of our NexACT enhancers and finished products. We are dependent on these third-party manufacturers for dispensers that are essential in the production of Vitaros and other product candidates. These raw materials, components, chemical supplies, finished products and dispensers must be supplied on a timely basis and at satisfactory quality levels.
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
If we do not secure collaborations with strategic partners to develop and commercialize RayVa we may not be able to successfully develop RayVa and generate meaningful revenues from it.
A key aspect of our current strategy is to selectively enter into a strategic collaboration with one or more third parties to conduct clinical testing for, seek regulatory approval for and to commercialize RayVa. We may not be successful in securing a strategic partner on favorable terms, or at all. If we are able to identify and reach an agreement with one or more collaborators, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety in required clinical trials and obtaining regulatory approvals. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated.
Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize RayVa. Collaborations involving RayVa pose a number of risks, including the following:

•
collaborators may not have sufficient resources or may decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;

•	collaborators may believe our intellectual property is not valid or is unenforceable or the product candidate infringes on the intellectual property rights of others;

•
collaborators may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;

•	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;

•	collaborators may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;

•	collaborators may delay the development or commercialization of our product candidates in favor of developing or commercializing their own or another party’s product candidate; or

•	collaborators may decide to terminate or not to renew the collaboration for these or other reasons.
As a result, collaboration agreements may not lead to development or commercialization of RayVa in the most efficient manner or at all.
In addition, collaboration agreements are generally terminable without cause on short notice. Once a collaboration agreement is signed, it may not lead to commercialization of RayVa. We also face competition in seeking out collaborators. If we are unable to secure collaborations that achieve the collaborator’s objectives and meet our expectations, we may be unable to advance RayVa and may not generate meaningful revenues.
Pre-clinical and clinical trials are inherently unpredictable and involve a lengthy and expensive process with an uncertain outcome. If we do not successfully conduct the clinical trials or gain regulatory approval, we may be unable to market our product candidates.
Through pre-clinical studies and clinical trials, our product candidates, Vitaros and RayVa, must be demonstrated to the satisfaction of the FDA to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for, prediction of results in later-stage testing. Many of the pre-clinical studies that we have conducted are in animals with “models” of human disease states. Although these tests are widely used as screening mechanisms for drug candidates before being advanced to human clinical studies, results in animal studies are less reliable predictors of safety and efficacy than results of human clinical studies. Future clinical trials may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our product candidates are in various stages of development, from early stage to late stage. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the product candidates or conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, our future clinical trials may not be successful.
We do not know whether any future clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates. If any product candidate for which we are conducting clinical trials is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it. If we are unable to bring any of our current or future product candidates to market, our business would be materially harmed and our ability to create long-term stockholder value will be limited.
If we are unable to adequately establish, maintain and protect our intellectual property rights, we may incur substantial litigation costs and may be unable to generate significant product revenue.
Protection of the intellectual property for our product candidates is of material importance to our business in the United States and other countries. We have sought and will continue to seek proprietary protection for our product candidates to attempt to prevent others from commercializing equivalent products. Our success may depend on our ability to (1) obtain effective patent protection within the United States and internationally for our proprietary technologies and product candidates, (2) defend patents we own, (3) preserve our trade secrets and (4) operate without infringing upon the proprietary rights of others. In addition, we have agreed to indemnify certain of our former partners for certain liabilities with respect to the defense, protection and/or validity of our patents and would also be required to incur costs or forgo revenue if it is necessary for our former partners to acquire third party patent licenses in order for them to exercise the licenses acquired from us. Upon the closing of the Ferring Asset Purchase Agreement, we transferred the patents related to Vitaros and DDAIP outside the United States to Ferring; however we remain liable for any claims from our former partners prior to the closing of the Ferring Asset Purchase Agreement.
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
The patent protection for NexACT, a key component of Vitaros and RayVa, may expire before we are able to maximize its commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.
The patents for NexACT alone have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, certain of the U.S. patents directed to NexACT and its use are expected to expire in 2020. Although patents covering the combination of NexACT and alprostadil do not expire until starting in 2032, we may be unable to prevent others from using NexACT following expiration of the patents. In connection with the Ferring Asset Purchase Agreement, we transferred the non-U.S. patents related to DDAIP and the U.S. and non-U.S. patents related to DDAIP in combination with alprostodil and received a perpetual, exclusive (even as to Ferring), fully transferable, fully sublicensable, royalty-free, fully paid-up license to such patents.
We face a high degree of competition.
We are engaged in a highly competitive industry. If we obtain approval in the United States for Vitaros, we would compete against many companies and research institutions that research, develop and market products in areas similar to those in which we operate. For example, Viagra®(Pfizer), Cialis®(Lilly), Levitra®(Glaxo Smith Kline), Stendra®(Metuchen Pharmaceuticals, LLC), and Spedra®(Menarini Group) are currently approved for treatment of ED.
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
We currently have no sales and marketing resources, and we may not be able to effectively market and sell our products.
We do not currently have a commercial organization for sales, marketing and distribution of pharmaceutical products, and therefore we must build this organization or make arrangements with third parties to perform these functions in order to commercialize any products that we successfully develop and for which we obtain regulatory approvals. If we develop an internal sales force, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. We will also face competition in our search for collaborators and potential co-promoters, if we choose such an option. To the extent we may rely on third parties to co-promote or otherwise commercialize any product candidates in one or more regions that may receive regulatory approval, we are likely to receive less revenue than if we commercialized these products ourselves. Further, by entering into strategic partnerships or similar arrangements, we may rely in part on such third parties for financial and commercialization resources. Even if we are able to identify suitable partners to assist in the commercialization of our product candidates, they may be unable to devote the resources necessary to realize the full commercial potential of our products.
In addition, if the Vitaros NDA is approved by the FDA upon resubmission, Allergan has a one-time opt-in right for a period of sixty days following the later of (i) receipt by Allergan of the option package from the Company following the NDA resubmission or (ii) FDA approval, to assume all future commercialization activities for Vitaros in the United States. If Allergan exercises its opt-in right, we may receive up to a total of $25 million in upfront and potential launch milestone payments, plus a double-digit royalty on net sales of Vitaros. If Allergan elects not to exercise its opt-in right, we expect to commercialize Vitaros, either through an internally built commercial organization, a contract sales force or by partnering with a pharmaceutical company with established sales and marketing capabilities.
Further, we may lack the financial and managerial resources to establish a sales and marketing organization to adequately promote and commercialize any product candidates that may be approved. The establishment of a sales force will result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. Even though we may be successful in establishing future partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, and could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products, including liability resulting from the sale of Vitaros outside of the United States prior to the closing of the Ferring Asset Purchase Agreement. Product liability insurance for the pharmaceutical industry is extremely expensive, difficult to obtain and may not be available on acceptable terms, if at all. Although we maintain various types of insurance, we have no guarantee that the coverage limits of such insurance policies will be adequate. If liability claims were made against us, it is possible that our insurance carriers may deny, or attempt to deny, coverage in certain instances. A successful claim against us if we are uninsured, or which is in excess of our insurance coverage, if any, could have a material adverse effect upon us and on our financial condition.
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
Our success depends, in part, on our ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with healthcare providers, clinicians and scientists. We are highly dependent upon our senior management and scientific staff. We have incurred attrition at the senior management level in the past, and although we have employment agreements with five of our executives, these agreements are generally terminable at will at any time, and, therefore, we may not be able to retain their services as expected. The loss of services of one or more members of our senior management and scientific staff could delay or prevent us from successfully operating our business. Competition for qualified personnel in the biotechnology and pharmaceuticals field is intense, particularly in the San Diego, California area, where our offices are located. We may need to hire additional personnel to support development efforts for U.S. Vitaros and RayVa. We may not be able to attract and retain qualified personnel on acceptable terms.
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
The Sarbanes-Oxley Act requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and processes evaluation testing. This includes an assessment of our internal controls to allow management to report on, and our independent public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In connection with our compliance efforts, we have incurred and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. Further, in connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, we determined that, as of December 31, 2014, material weaknesses existed in our internal control over financial reporting over the accounting for and disclosures of technical accounting matters in the consolidated financial statements and effective monitoring and oversight over the controls in the financial reporting process. While our management concluded that we remediated these material weaknesses as of December 31, 2015, there can be no assurances that our future assessments, or the future assessments by our independent registered public accounting firm, will not reveal further material weaknesses in our internal controls. If material weaknesses are identified in the future we would be required to conclude that our internal controls over financial reporting are ineffective, which would likely require additional financial and management resources and could adversely affect the market price of our common stock.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.
We are party to license agreements with both Allergan and Forendo Pharma Ltd. that impose diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing agreements, we are obligated to pay royalties on net product sales of U.S. Vitaros or fispemifene to the extent they are covered by the agreements. If we fail to comply with our obligations, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements and may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of product candidates being developed using rights licensed to us under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.
We may enter into license agreements in the future that could also impose diligence, development and commercialization timelines, milestone payments, royalty, insurance and other obligations.
Industry Risks
Instability and volatility in the financial markets in the global economy could have a negative impact on our ability to raise necessary funds.
During the past several years, there has been substantial volatility in financial markets due in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. If these conditions continue, they are likely to have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.
We expect to need to raise capital through equity sales and/or incur indebtedness, if available, to finance operations. However, volatility in the capital markets may have an adverse effect on our ability to fund our business strategy through sales of capital stock or through borrowings, in the public or private markets on terms that we believe to be reasonable, if at all.
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
Because certain of our product candidates may also be sold and marketed outside the United States, we and/or our licensees may be subject to foreign regulatory requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements. These requirements vary widely from country to country. The failure to meet each foreign country’s requirements could delay the introduction of our proposed product candidates in the respective foreign country and limit our revenues from sales of our proposed product candidates in foreign markets.
We face uncertainty related to healthcare reform, pricing and reimbursement, which could reduce our future revenue.
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell Vitaros or any product candidates for which we obtain marketing approval.
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

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of two percent per fiscal year, which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect through 2025, unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. These new laws and the regulations and policies implementing them, as well as other healthcare reform measures that may be adopted in the future, may have a material adverse effect on our industry generally and on our ability to successfully develop and commercialize our products, if approved.
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
Sales of our product candidates, if approved, will depend in part on the availability of coverage and reimbursement from third-party payors such as United States and foreign government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and healthcare reforms are likely that could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.
Adoption by the medical community of our product candidates, if approved, may be limited if third-party payors will not offer coverage. Cost control initiatives may decrease coverage and payment levels for drugs, which in turn would negatively affect the price that we will be able to charge. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to any drug candidate we have in development. Any denial of private or government payor coverage or inadequate reimbursement for our products could harm our business and reduce our revenue.
Delays in clinical trials are common and have many causes, and if we experience significant delays in the clinical development and regulatory approval of our product candidates, our business may be substantially harmed.
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
If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our product candidates, which will impair our ability to generate additional revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials, to the satisfaction of the FDA, that the product candidate is both safe and effective for each indication for which approval is sought. Failure can occur in any stage of development. Satisfaction of the approval requirements is unpredictable but typically takes several years following the commencement of clinical trials, and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when our existing and planned clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for our product candidates. For example, an NDA was previously submitted for Vitaros, but the FDA issued a non-approvable letter in 2008 identifying certain deficiencies with the application. Although we have not conducted additional clinical testing, we have been working to address the issues FDA raised in the non-approvable letter. Based on feedback during our pre-NDA meetings with the FDA, we believe that the resubmission of the Vitaros NDA will not require additional clinical testing, but there is not assurance that the FDA will accept the NDA for Vitaros or agree that no additional clinical trials will be required.
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
We have limited experience using the 505(b)(2) regulatory pathway to submit an NDA or any similar drug approval filing to the FDA, and we cannot be certain that any of our product candidates will receive regulatory approval.
If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.
We are developing proprietary product candidates for which we may seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.
In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to accelerated product development or earlier approval.
Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.
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
Any regulatory approvals that we receive for our product candidates may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require additional risk management activities and labeling which may limit distribution or patient/prescriber uptake. An example would be the requirement of a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and record-keeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, and registration. We are also required to maintain continued compliance with cGMP requirements and GCPs requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates or other manufacturers’ products in the same class, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
We sometimes rely on third parties, such as CROs, medical institutions, academic institutions, clinical investigators and contract laboratories to conduct our preclinical studies and clinical trials. We are responsible for confirming that our preclinical studies are conducted in accordance with applicable regulations and that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. The FDA and the European Medicines Agency require us to comply with good laboratory practices for conducting and recording the results of our preclinical studies and GCP, for conducting, monitoring, recording and reporting the results of clinical trials to assure that the data gathered and reported results are accurate and that the clinical trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, do not meet expected deadlines, fail to comply with GCP, do not adhere to our clinical trial protocols or otherwise fail to generate reliable clinical data, we may need to enter into new arrangements with alternative third parties and our clinical trials may be more costly than expected or budgeted, extended, delayed or terminated or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials.
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
Risks Related to Owning Our Common Stock
If we are not able to comply with the applicable continued listing requirements or standards of the NASDAQ Capital Market, NASDAQ could delist our Common Stock.
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

On May 10, 2016, we received a written notification from NASDAQ indicating that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for our Common Stock had been below $1.00 per share for 30 consecutive business days. Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day compliance period, or until November 7, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock continued to be listed and traded on NASDAQ. To regain compliance, the closing bid price of our shares of common stock needed to meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period, which was accomplished through a 1-for-10 reverse stock split of our common stock, effected on October 21, 2016. On November 8, 2016, we received a letter from NASDAQ confirming that we are in compliance with NASDAQ Listing Rule 5550(a)(2).

On June 2, 2016, we received a notice from NASDAQ stating that we were not in compliance with NASDAQ Listing Rule 5550(b)(2) because our market value of listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), we were granted a 180 calendar day compliance period until November 29, 2016, to regain compliance with the minimum MVLS requirement. Compliance can be achieved by meeting the $35 million MVLS requirement for a minimum of 10 consecutive business days during the 180 calendar day compliance period, maintaining a stockholders’ equity value of at least $2.5 million, or meeting the requirement of net income of at least $500,000 for two of the last three fiscal years. On February 8, 2017, we were notified that our request for continued listing on NASDAQ pursuant to an extension through May 30, 2017 to evidence compliance with all applicable criteria for continued listing on NASDAQ was granted. If we do not regain compliance by May 30, 2017, NASDAQ will provide notice that our shares of Common Stock will be subject to delisting. In addition, NASDAQ has the ability to immediately delist our shares of Common Stock prior to May 30, 2017.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease one corporate office property in San Diego for approximately 9,000 square feet. We believe that our leased facility is generally well maintained and in good operating condition and suitable and sufficient for our operational needs.

ITEM 1. LEGAL PROCEEDINGS
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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “APRI.”

On March 7, 2017, the last reported sales price for our Common Stock on NASDAQ was $2.77 per share, and we had approximately 88 holders of record of our Common Stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company, (“DTC”). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

The following table sets forth the range of the high and low sales prices for our Common Stock as reported by NASDAQ for each quarter in 2016 and 2015. These numbers have been adjusted to reflect a 10-for-1 reverse stock split that was effected on October 24, 2016.

	2016		2015
	High	Low	High	Low
First quarter	$15.50	$5.80	$27.50	$10.10
Second quarter	$6.50	$3.20	$19.00	$12.90
Third quarter	$4.90	$2.80	$19.90	$11.00
Fourth quarter	$2.98	$2.60	$16.80	$8.20

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
None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and Subsidiaries (“we,” “us,” “our,” the “Company” or “Apricus”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-

looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.
Vitaros™ is our trademark in the United States, which is pending registration and subject to our agreement with Warner Chilcott Company, Inc., now a subsidiary of Allergan (“Allergan”). Vitaros is a registered trademark of Ferring International Center S.A. (“Ferring”) in certain countries outside of the United States. In addition, we own trademarks for NexACT® and RayVa™. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.
All share data have been adjusted to reflect a 10-for-1 reverse stock split that was effected on October 24, 2016.

Overview
We are a biopharmaceutical company focused on the development of innovative product candidates in the areas of urology and rheumatology. We have two product candidates currently in development. Vitaros is a product candidate in the United States for the treatment of erectile dysfunction (“ED”), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan. RayVa is our product candidate in Phase 2 development for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations.
Our Product Candidates
Vitaros
Vitaros (alprostadil) is a topically-applied cream formulation of alprostadil, which is designed to dilated blood vessels. This combined with NexACT, our proprietary permeation enhancer, increases blood flow to the penis, causing an erection. Vitaros is currently in development in the United States for the treatment of ED and approved and commercialized in certain countries outside of the United States. Allergan owns the rights to Vitaros in the United States and in September 2015, we entered into an agreement with Allergan to license the U.S. development and commercialization rights for Vitaros. Pursuant to the Ferring Asset Purchase Agreement, Ferring now owns the rights to Vitaros outside of the United States.
With our broad Vitaros expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros in the United States. We initiated certain activities in 2015 to address issues previously raised by the U.S. Food and Drug Administration (“FDA”) in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, NexACT, and certain chemistry, manufacturing and control issues. We plan to re-submit a revised new drug application (“NDA”) with the FDA during the third quarter of 2017.
RayVa
RayVa is our product candidate for the treatment of Raynaud's Phenomenon associated with scleroderma (systemic sclerosis). RayVa is a topically-applied cream formulation of alprostadil designed to dilate blood vessels, which is combined with a proprietary permeation enhancer NexACT, and applied on-demand to the affected extremities.
RayVa received clearance in May 2014 from the FDA to begin clinical studies. We reported results from our Phase 2a clinical trial of RayVa for the treatment of Raynaud’s Phenomenon secondary to scleroderma in September 2015, which we believe supports moving RayVa forward into future clinical trials. We expect to finalize the RayVa Phase 2b delivery device and study protocol, explore U.S. and European Union Orphan Designation and seek an ex-U.S. collaboration partner prior to initiating any future clinical studies.

Results of Operations
Revenues and gross profit were as follows (in thousands, except percentages):

	Year Ended December 31,		2016 vs 2015
	2016	2015	$ Change	% Change
License fee revenue	$4,000	$3,600	$400	11%
Royalty revenue	1,088	650	438	67%
Product sales	675	589	86	15%
Total revenue	5,763	4,839	924	19%
Cost of goods sold	511	922	(411)	(45)%
Cost of Sandoz rights	3,380	—	3,380	N/M
Gross profit	$1,872	$3,917	$(2,045)	(52)%
Revenue
License Fee Revenue
The increase in license fee revenue from 2015 to 2016 was due to variations in the timing and amount of payments from our commercialization partners. License fee revenue during the year ended December 31, 2016 consisted primarily of $3.9 million recognized due to the expansion of our license agreement with Ferring to commercialize Vitaros in certain European and Asia-Pacific countries.
License fee revenue during the year ended December 31, 2015 consisted of $2.25 million in license fee revenue recognized for the upfront payment related to the Ferring license agreement and $1.35 million from Sandoz, consisting of $0.35 million for the expansion of its existing territory into certain Asian and Pacific countries during the first quarter of 2015 and $1.0 million that had been previously deferred awaiting the satisfaction of a contractual condition in the Sandoz license agreement that was met in the third quarter of 2015.
Royalty Revenue
Our royalty revenue is computed based on sales reported to us by our licensee partners on a quarterly basis, which are typically one quarter in arrears, and agreed upon royalty rates for the respective license agreement. Royalty revenue during the years ended December 31, 2016 and 2015 of $1.1 million and $0.7 million, respectively, was related to sales of Vitaros by Takeda Pharmaceuticals International GmbH (“Takeda”), Hexal AG, an affiliate with the Sandoz Division of the Novartis Group of Companies (“Sandoz”), Recordati Ireland Ltd. ("Recordati"), Laboratories Majorelle ("Majorelle") and Bracco SpA, now a subsidiary of Dompé Primary S.r.l. (“Dompé”) in their respective territories.
Product Sales
Our product sales revenue was comprised of two components: sales of Vitaros to our commercialization partners and sales of component inventory to our manufacturing partners. Historically, we accounted for sales of component inventory to our manufacturing partners on a net basis because these products were returned to us as finished goods that we then sold to our commercialization partners. Since the majority of our former commercialization partners are now buying the finished goods directly from the manufacturers, beginning in 2016, we no longer recognized our component sales on a net basis.
Our product sales revenue was comparable in 2016 as compared to the prior year due to sales of component inventory of $0.6 million to our third party manufacturers, offset by a decline in product sales of Vitaros in 2016 as our former commercialization partners worked directly with our manufacturers.
We do not expect cash inflows from operations beginning during the second half of 2017 as a result of the closing of the Ferring Asset Purchase Agreement. The timing of future revenues is uncertain.
Cost of Goods Sold
Our cost of goods sold includes direct material costs associated with the production of inventories. Cost of goods sold also includes the cost of manufactured samples provided to our commercialization partners free of charge. The cost of goods sold for the year ended December 31, 2016 decreased by $0.4 million as compared to the prior year due to the decrease in the amount of Vitaros produced for sale by us since the majority of our former commercialization partners are working directly with our third-party manufacturers.

Cost of Sandoz Rights
Cost of Sandoz rights for the year ended December 31, 2016 includes $3.4 million incurred as a cost of reacquiring and relicensing the rights to certain territories previously licensed to Sandoz. These territories were relicensed to Ferring in the third quarter of 2016.
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Year Ended December 31,		2016 vs 2015
	2016	2015	$ Change	% Change
Operating expense
Research and development	$6,831	$14,649	$(7,818)	(53)%
General and administrative	8,434	10,516	(2,082)	(20)%
Loss on disposal of assets	14	102	(88)	N/M
Total operating expense	15,279	25,267	(9,988)	(40)%
Loss from operations	$(13,407)	$(21,350)	$7,943	(37)%
Research and Development Expenses
Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $7.8 million decrease in R&D expense during the year ended December 31, 2016 as compared to the prior year, resulted primarily from decreases in outside services related to the development of fispemifene, Vitaros and RayVa. This was primarily the result of the discontinuation of development of fispemifene in secondary hypogonadism after the release of top-line data during the first quarter of 2016 indicating that the study did not achieve statistical significance to continue our efforts. Following the announcement, during the second quarter of 2016, we announced a cost-reduction plan that included an approximate 30% reduction in our operating expenses and workforce to better align our workforce with the needs of our business. We completed the reduction in workforce and all employee severance and benefit-related payments in the third quarter of 2016.
We expect R&D expenses will decrease in 2017 as we focus our efforts on the resubmission of a new drug application (“NDA”) for Vitaros in the United States.
General and Administrative Expenses
General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $2.1 million during the year ended December 31, 2016 as compared to the prior year. These decreases were primarily due to lower professional services expenses, such as legal and accounting expenses, in addition to lower personnel-related expenses incurred during the current year.
Other Income and Expense
Other income and expense was as follows (in thousands, except percentages):

	Year Ended December 31,		2016 vs 2015
	2016	2015	$ Change	% Change
Other income (expense)
Interest expense, net	$(1,022)	$(895)	$(127)	14%
Change in fair value of warrant liabilities	7,479	3,236	4,243	131%
Other financing expenses	(461)	—	$(461)	N/M
Other expense, net	(22)	(14)	(8)	57%
Total other income	$5,974	$2,327	$3,647	157%
Interest Expense, Net
In October 2014, we entered into the Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). Interest expense increased $0.1 million during the year ended December 31, 2016 as compared to the prior year due to an increase in interest charges in connection with a second term loan funding of $5.0 million during the third quarter of 2015.
On March 8, 2017, we repaid to the Lenders all amounts due and owed under the Credit Facility. The payment included the outstanding balance of the term loans in full, a prepayment fee of approximately 2%, a final payment equal to 6% of the original principal amount of each term loan and per diem interest for a total payment of $6.6 million.
Change in Fair Value of Warrant Liability
In connection with our February 2015 and January 2016 equity financings, we issued warrants to purchase up to 302,199 shares and 568,184 shares, respectively, of our common stock at an exercise price of $18.20 and $8.80 per share, respectively (“the February 2015 Warrants” and the “January 2016 Warrants”). Pursuant to the January 2016 financing, the February 2015 Warrants were repriced from $18.20 to $8.80 per share.
In connection with our September 2016 equity financing, we issued warrants to the investors and to the placement agent to purchase up to 811,802 shares and 54,123 shares, of our common stock at an exercise price of $4.50 and $4.31 per share, respectively (“the September 2016 Private Placement Warrants” and the “September 2016 Placement Agent Warrants”).
The initial fair value of the February 2015 Warrants, January 2016 Warrants, the September 2016 Private Placement Warrants and the September 2016 Placement Agent Warrants of $5.1 million, $4.8 million, $1.6 million and $0.1 million, respectively, were determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations (see notes 1 and 7 to our consolidated financial statements for further details). The change in fair value of warrant liability is primarily due to the increase in our stock price.
Other Financing Expenses
Other financing expenses were $0.5 million for the year ended December 31, 2016. Other financing expenses represent the portion of total financing expenses allocated to the warrants issued in our January 2016 and September 2016 financings.
Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through December 31, 2016, we had an accumulated deficit of approximately $316.3 million and recorded a net loss of approximately $7.4 million and negative cash flows from operations for the year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). See “Ferring Asset Purchase Agreement” below for additional information.

In September 2016, we completed a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.45 per share (the “September 2016 Financing”). Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from us an unregistered warrant to purchase three quarters of a share of common stock.  The warrants have an exercise price of $4.50 per share, are exercisable six months from the date of issuance, and will expire five and a half years from the initial issuance date. The aggregate gross proceeds from the sale of the common stock and warrants were approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses were approximately $3.2 million. Under the terms of the securities purchase agreement entered into with such investors, we agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expired on December 27, 2016.

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

Pursuant to the Aspire Purchase Agreement, in no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. Through December 31, 2016, we issued a total of 455,064 shares for gross proceeds of $1.2 million. As of March 7, 2017, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with the September 2016 Financing, we agreed not to make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing. Pursuant to the Aspire Purchase Agreement, we and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties.
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
As of December 31, 2016, we had cash and cash equivalents of approximately $2.1 million. During the first quarter of 2017, we raised additional funds of $11.5 million upon the closing of the Ferring Asset Purchase Agreement. In addition to the upfront payment received, Ferring will pay us up to $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 7, 2017, we had approximately $74.1 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of March 7, 2017, our public float was approximately $20.1 million based on 6.3 million shares of our common stock outstanding at a price of $3.21 per share, which was the closing sale price of our common stock on February 17, 2017. Since our public float is currently less than $75.0 million, as of March 7, 2017, we may only sell an aggregate of approximately $6.7 million of securities under our shelf registration statements on Form S-3. Through March 7, 2017, we have sold $1.2 million through the Aspire Purchase Agreement and $3.7 million in the September 2016 Financing, leaving $1.8 million available for sale under our shelf registration statement. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations;

•	our ability to maintain compliance with the listing requirements of The NASDAQ Capital Market;

•	the timing and outcome of our NDA resubmission for Vitaros, and any additional development requirements imposed by the FDA in connection with such resubmission;

•	the outcome, costs and timing of clinical trial results for our product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	the emergence and effect of competing or complementary products;

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

•
the trading price of our common stock being above the $1.00 closing floor price that is required for us to use the committed equity financing facility with Aspire Capital and the restrictions from using such facility from our September 2016 Financing;

•	the trading price of our common stock; and

•	our ability to increase the number of authorized shares outstanding to facilitate future financing events.
Notwithstanding the proceeds from the closing of the Ferring Asset Purchase Agreement, in order to fund our operations during the next twelve months, we will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, accessing additional capital under our committed equity financing facility with Aspire Capital, as described above or the completion of a licensing transaction for one or more of our pipeline assets. Specifically, expenses will be significantly reduced as a result of the closing of the Ferring Asset Purchase Agreement. Management’s operating plan is now focused almost entirely on the resubmission of the Vitaros NDA during the third quarter of 2017. As part of this plan, we expect minimal expenditures for ongoing scientific research, product development and clinical research. While management is pursuing its near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of an alternative operating plan and the initiation of further cost reductions.
If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development activities, such as the resubmission of a Vitaros NDA as well as future clinical studies for RayVa. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.
Cash Flow Summary
The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	2016	2015
Net cash provided by (used in) operations
Net cash used in operating activities	$(13,068)	$(22,642)
Net cash provided by (used in) investing activities	265	(322)
Net cash provided by financing activities	11,003	15,451
Net decrease in cash	$(1,800)	$(7,513)
Operating Activities

Cash used in operating activities of $13.1 million in 2016 was primarily due to a net loss of $7.4 million net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $7.5 million and stock based compensation expense of $1.7 million. Changes in operating assets and liabilities also contributed to the cash used in operating activities, such as decreases in prepaid expenses and accounts payable due to the decrease in R&D activity in the current year.
Cash used in operating activities of $22.6 million in 2015 was primarily due to net loss of $19.0 million, adjusted for non-cash items such as the warrant liability revaluation of $3.2 million, stock based compensation expense of $1.2 million, and a $1.0 million decrease in deferred revenue primarily due to the recognition of license fee revenue related to Sandoz of $1.0 million that had been previously deferred awaiting the satisfaction of a contractual condition in the Sandoz license agreement that was met in the third quarter of 2015. Changes in operating assets and liabilities also contributed to the cash used in operating activities, such as a decrease to accrued expenses primarily due to the decrease in accrued outside R&D services.

Investing Activities
Cash provided by investing activities of $0.3 million during 2016 was primarily due to the release of restricted cash related to the completion of environmental remediation services on our New Jersey facility. This was offset by lower expenditures for the purchase of fixed assets in the current period.
Cash used in investing activities of $0.3 million in 2015 was related to expenditures for the purchase of fixed assets.

Financing Activities
Cash provided by financing activities of $11.0 million during 2016 was primarily attributable to the $14.1 million in net proceeds that we received from the issuance of common stock and warrants in our January 2016, July 2016 and September 2016 financings. This was offset by the repayment of $3.1 million on our Credit Facility.
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
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments:
Revenue Recognition
Historically, we have generated revenues from licensing technology rights and the sale of products. We recognize revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) our price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Historically, payments received under commercial arrangements, such as licensing technology rights, may include non-refundable fees at the inception of the arrangements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. We consider a variety of factors in determining the appropriate method of accounting under our license agreements, including whether the various elements can be separated and accounted for individually as separate units of accounting. Deliverables under the arrangement will be separate units of accounting, provided (i) a delivered item has value to the customer on a standalone basis; and (ii) the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.
Multiple Element Arrangements
Historically, we have accounted for revenue arrangements with multiple elements by separating and allocating consideration according to the relative selling price of each deliverable. If an element can be separated, an amount is allocated based upon the relative selling price of each element. We determine the relative selling price of a separate deliverable using the price we charge other customers when we sell that product or service separately. If the product or service is not sold separately and third party pricing evidence is not available, we will use our best estimate of selling price.
Milestones
Revenue is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the arrangement and our efforts led to the achievement of the milestone (or if the milestone was due upon the occurrence of a specific outcome resulting from our performance). Events for which the occurrence is either contingent solely upon the passage of time or the result of a counterparty’s performance are not considered to be milestone events. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the arrangement, if any. We assess whether a milestone is substantive at the inception of each arrangement.
License Fee Revenue
We defer recognition of non-refundable upfront license fees if it has continuing performance obligations, without which the licensed data, technology, or product has no utility to the licensee separate and independent of its performance under the other elements of the applicable arrangement. Non-refundable, up-front fees that are not contingent on our future performance and require no consequential continuing involvement on our part are recognized as revenue when the license term commences and the last element of the licensed data, technology or product is delivered. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.
Product Sales Revenue
Historically, our product sales revenue has been comprised of two components: sales of Vitaros to our former commercialization partners and sales of component inventory to our former manufacturing partners. The supply and manufacturing agreements that existed as of December 31, 2016 with certain of our former commercialization partners for the manufacture and delivery of Vitaros did not permit our licensee partners to return product, unless the product sold to the licensee partner was delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, we deferred revenue recognition until the right of return no longer existed, which was the earlier of: (i) evidence that the product had been sold to an end customer or (ii) the right of return had expired. As such, we did not have a sales and returns allowance recorded as of December 31, 2016 and December 31, 2015.
Royalty Revenue
Historically, we relied on our former commercial partners to sell Vitaros in approved markets and we received royalty revenue from our former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. We do not expect future cash inflows from operations beginning in the second half of 2017 as a result of the closing of the Ferring Asset Purchase Agreement.
Long-Lived Assets
We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. If such asset is considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, the fair value of which is determined based upon discounted cash flows or appraised values, depending on the nature of the asset. There were no impairment charges recorded in 2016 and 2015 related to our long-lived assets.
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
We also issue performance-based shares which represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and adjusts expense as necessary.
Valuation of Warrant Liability
Our outstanding common stock warrants issued in connection with the February 2015, January 2016 and September 2016 financings are classified as liabilities in the accompanying consolidated balance sheets as they contain provisions that require us to maintain active registration of the shares underlying such warrants, which is considered outside of our control. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at the end of each financial reporting period with any changes in fair value being recognized as change in fair value of warrant liability in the accompanying consolidated statements of operations.
Of the inputs used to value the outstanding common stock warrant liabilities as of December 31, 2016, the most subjective input is our estimate of expected volatility.
Clinical Trial Accruals
In preparation of our consolidated financial statements, we are required to estimate our expenses resulting from our obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract, and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which the services and efforts are expended. We account for these expenses according to the progress of the clinical trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through financial models, taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. As of December 31, 2016, there have been no material adjustments to our prior period estimates of expenses for clinical trials.
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
Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As the unrecognized tax benefits relate to un-utilized deferred tax assets and because we have generated net operating losses and capital losses since inception for both federal and state income tax purposes, no tax liabilities, penalties or interest have been recognized for balance sheet or statement of operations purposes as of and for the periods ended December 31, 2016 and 2015.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apricus Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Apricus Biosciences, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 11, subsequent to December 31, 2016, the Company entered into an asset purchase agreement for the sale of its assets and rights to Vitaros outside of the United States.

/s/ BDO USA, LLP
San Diego, California

March 13, 2017

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash	$2,087	$3,887
Accounts receivable	530	519
Restricted cash	—	280
Inventories	764	469
Prepaid expenses and other current assets	253	1,062
Total current assets	3,634	6,217
Property and equipment, net	1,006	1,290
Other long term assets	60	274
Total assets	$4,700	$7,781

Liabilities and stockholders’ deficit
Current liabilities
Note payable, net	$6,650	$9,401
Accounts payable	960	1,580
Accrued expenses	3,070	3,343
Accrued compensation	614	1,223
Deferred revenue	—	137
Total current liabilities	11,294	15,684
Warrant liabilities	846	1,841
Other long term liabilities	76	200
Total liabilities	12,216	17,725

Commitments and contingencies
Stockholders’ deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2016 and 2015	—	—
Common stock, $.001 par value, 15,000,000 shares authorized, 7,733,205 and 5,041,526 issued and outstanding as of December 31, 2016 and 2015, respectively	8	5
Additional paid-in-capital	308,784	298,926
Accumulated deficit	(316,308)	(308,875)
Total stockholders’ deficit	(7,516)	(9,944)
Total liabilities and stockholders’ deficit	$4,700	$7,781

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2016	2015
License fee revenue	$4,000	$3,600
Royalty revenue	1,088	650
Product sales	675	589
Total revenue	5,763	4,839
Cost of goods sold	511	922
Cost of Sandoz rights	3,380	—
Gross profit	1,872	3,917
Operating expense
Research and development	6,831	14,649
General and administrative	8,434	10,516
Loss on disposal of assets	14	102
Total operating expense	15,279	25,267
Loss before other expense	(13,407)	(21,350)
Other income (expense)
Interest expense, net	(1,022)	(895)
Change in fair value of warrant liabilities	7,479	3,236
Other financing expenses	(461)	—
Other expense, net	(22)	(14)
Total other income	5,974	2,327
Net loss	$(7,433)	$(19,023)
Basic and diluted loss per common share	$(1.14)	$(3.83)
Weighted average common shares outstanding used for basic and diluted loss per share	6,516,662	4,972,858

The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,433)	$(19,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	300
Non-cash interest expense	362	267
Stock-based compensation expense	1,747	1,210
Warrant liabilities revaluation	(7,479)	(3,236)
Loss on disposal of fixed assets	10	102
Other financing expenses	461	—
Other	—	50
Changes in operating assets and liabilities:
Accounts receivable	(11)	159
Inventories	(295)	(194)
Prepaid expenses and other current assets	809	(466)
Other assets	40	(13)
Accounts payable	(509)	609
Accrued expenses	(442)	(1,276)
Accrued compensation	(360)	111
Deferred revenue	(137)	(1,088)
Other liabilities	(120)	(154)
Net cash used in operating activities	(13,068)	(22,642)
Cash flows from investing activities:
Purchase of fixed assets, net	(18)	(337)
Proceeds from the sale of property and equipment	3	5
Release of restricted cash	280	10
Net cash provided by (used in) investing activities	265	(322)
Cash flows from financing activities:
Issuance of common stock and warrants, net of offering costs	14,121	10,869
Proceeds from issuance of notes payable	—	5,000
Repayment of principal on notes payable	(3,113)	(495)
Repayment of capital lease obligations	(5)	(6)
Proceeds from the exercise of stock options	—	83
Net cash provided by financing activities	11,003	15,451
Net decrease in cash	(1,800)	(7,513)
Cash, beginning of period	3,887	11,400
Cash, end of period	$2,087	$3,887

Supplemental disclosure of cash flow information:
Cash paid for interest	$646	$538
Cash paid for income taxes	$6	$5
Non-cash investing and financing activities:
Accrued transaction costs for 2016 financing activities	$(236)	$(173)

Issuance of restricted stock to settle bonus liability	$249	$—
Issuance of 54,123 Placement Agent warrants	$103	$—
Issuance of 15,244 common stock warrants to debtholders	$—	$75
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
(In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance as of December 31, 2014	4,434	$4	$291,767	$(289,852)	$1,919
Stock-based compensation expense	—	—	1,210	—	1,210
Stock options exercises	4	—	83	—	83
Issuance of common stock and warrants, net of offering costs	604	1	5,866	—	5,867
Net loss	—	—	—	(19,023)	(19,023)
Balance as of December 31, 2015	5,042	5	298,926	(308,875)	(9,944)
Stock-based compensation expense	—	—	1,747	—	1,747
Issuance of restricted stock to settle bonus liability	—	—	249	—	249
Issuance of common stock and warrants, net of offering costs	2,691	3	7,862	—	7,865
Net loss	—	—	—	(7,433)	(7,433)
Balance as of December 31, 2016	7,733	$8	$308,784	$(316,308)	$(7,516)
The accompanying notes are an integral part of these consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Apricus Biosciences, Inc. and Subsidiaries (“Apricus” or the “Company”) is a Nevada corporation that was initially formed in 1987. The Company is a biopharmaceutical company focused on the development of innovative product candidates in the areas of urology and rheumatology. The Company has two product candidates currently in development. Vitaros is a product candidate in the United States for the treatment of erectile dysfunction (“ED”), which the Company in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc (“Allergan”). RayVa is the Company’s product candidate in Phase 2 development for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which the Company owns worldwide rights.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
On October 21, 2016, the Company effected a one-for-ten (1:10) reverse stock split whereby the Company (i) decreased the number of authorized shares of Common Stock by a ratio equal to one-for-ten (1:10) (the “Reverse Split Ratio”), and (ii) correspondingly and proportionately decreased, by a ratio equal to the Reverse Split Ratio, the number of issued and outstanding shares of Common Stock (the “Reverse Stock Split”).  Under Nevada law, because the Reverse Stock Split was approved by the Board of Directors in accordance with Nevada Revised Statutes (“NRS”) Section 78.207, no stockholder approval was required. NRS Section 78.207 provides that the Company may effect the Reverse Stock Split without stockholder approval if (x) both the number of authorized shares of Common Stock and the number of outstanding shares of Common Stock are proportionally reduced as a result of the Reverse Stock Split, (y) the Reverse Stock Split does not adversely affect any other class of stock of the Company and (z) the Company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the Reverse Stock Split. As described herein, the Company has complied with these requirements. The Reverse Stock Split was effected by the Company filing a Certificate of Change pursuant to NRS Section 78.209 with the Secretary of State of the State of Nevada on October 21, 2016, which became effective at 5 p.m. PST on October 21, 2016. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock (x) issued  and  outstanding  decreased from  approximately 77.3 million   shares  (as of October 21, 2016) to  approximately  7.7 million  shares; (y) reserved for issuance upon exercise of outstanding options, restricted stock units and warrants decreased from approximately 4.9 million, 1.2 million and 23.2 million shares, respectively, to approximately 0.5 million, 0.1 million and 2.3 million shares, respectively, and (z) reserved but unallocated under the Company’s current equity incentive plans decreased from approximately 0.1 million common shares to approximately 0.01 million common shares. In connection with the Reverse Stock Split, the Company’s total number of authorized shares of common stock decreased from 150.0 million to 15.0 million. The number of authorized shares of preferred stock remained unchanged at 10.0 million shares. Following the Reverse Stock Split, certain reclassifications have been made to prior period financial statements to conform to the current period's presentation. The Reverse Stock Split was applied retroactively to both periods presented to adjust the number and per share amounts of common stock shares, options, restricted stock units and warrants for the Company’s common stock. The Company adjusted shareholders’ equity to reflect the Reverse Stock Split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to additional paid-in capital, resulting in no net impact to shareholders' equity on the Company’s consolidated balance sheets for both periods presented. The Company’s shares of common stock commenced trading on a split-adjusted basis on October 24, 2016. Proportional adjustments for the reverse stock split were made to the Company's outstanding stock options, warrants and equity incentive plans for both periods presented.
Use of Estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company’s most significant estimates relate to whether revenue recognition criteria have been met, accounting for clinical trials, the valuation of stock based compensation, the valuation of its warrant liabilities, the impairment of long-lived assets and valuation allowances for the Company’s deferred tax assets. The Company’s actual results may differ from these estimates under different assumptions or conditions.
Liquidity
The accompanying consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $316.3 million and negative working capital of $7.7 million as of December 31, 2016 and reported a net loss of approximately $7.4 million and negative cash flows from operations for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of December 31, 2016, the Company had cash and cash equivalents of approximately $2.1 million.

On March 8, 2017, the Company entered into the an asset purchase agreement (the “Ferring Asset Purchase Agreement”) with Ferring International Center S.A. (“Ferring’), pursuant to which it sold to Ferring its assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay the Company up to $0.7 million for the delivery of certain product-related inventory. The Company is also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. The Company has retained the U.S. development and commercialization rights for Vitaros, which the Company has licensed from Allergan. The Company used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under its Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).

In September 2016, the Company completed a registered direct offering of 1,082,402 shares of common stock for gross proceeds of approximately $3.7 million (the “September 2016 Financing”). Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock. See note 7 for further description. Under the terms of the securities purchase agreement entered into with such investors, the Company agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expired on December 27, 2016.

In July 2016, the Company and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), the Company delivered to Aspire Capital a commitment fee of 151,899 shares of the Company’s common stock at a value of $0.6 million (the “Commitment Shares”) in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 253,165 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Through December 31, 2016, 455,064 shares of the Company’s common stock have been sold for gross proceeds of $1.2 million. However, in connection with the September 2016 Financing, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing. Pursuant to the Aspire Purchase Agreement, the Company and Aspire Capital terminated the prior Common Stock Purchase Agreement, dated August 12, 2014, between the parties. See note 7 for additional discussion of the Aspire Purchase Agreement.
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
The Company currently has an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of December 31, 2016, the Company had approximately $74.1 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of December 31, 2016, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations;

•	its ability to maintain compliance with the listing requirements of The NASDAQ Capital Market;

•	the timing and outcome of the Company’s NDA resubmission for Vitaros, and any additional development requirements imposed by the FDA in connection with such resubmission;

•	the outcome, costs and timing of clinical trial results for its product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	the emergence and effect of competing or complementary products;

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

•
the trading price of the Company’s common stock being above the $1.00 closing floor price that is required for the Company to use the committed equity financing facility with Aspire Capital and the restrictions from using such facility from its September 2016 Financing;

•	the trading price of its common stock; and

•	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

On May 10, 2016, the Company received a written notification from NASDAQ indicating that it was not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for its Common Stock had been below $1.00 per share for 30 consecutive business days. Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company was granted a 180 calendar day compliance period, or until November 7, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, its shares of common stock continued to be listed and traded on NASDAQ. To regain compliance, the closing bid price of the Company’s shares of common stock needed to meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period, which was accomplished through a 1-for-10 reverse stock split of its common stock, effected on October 21, 2016. On November 8, 2016, the Company received a letter from NASDAQ confirming that it is in compliance with NASDAQ Listing Rule 5550(a)(2).
On June 2, 2016, the Company received a notice from NASDAQ stating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(2) because the market value of the Company’s listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), the Company was granted a 180 calendar day compliance period until November 29, 2016, to regain compliance with the minimum MVLS requirement. Compliance can be achieved by meeting the $35 million MVLS requirement for a minimum of 10 consecutive business days during the 180 calendar day compliance period, maintaining a stockholders’ equity value of at least $2.5 million, or meeting the requirement of net income of at least $500,000 for two of the last three fiscal years.

On February 8, 2017, the Company was notified that the Company’s request for continued listing on NASDAQ pursuant to an extension through May 30, 2017 to evidence compliance with all applicable criteria for continued listing on NASDAQ was granted. If the Company is not within compliance by May 30, 2017, NASDAQ will provide notice that shares of the Company’s Common Stock will be subject to delisting.
Notwithstanding the proceeds from the closing of the Ferring Asset Purchase Agreement, in order to fund its operations during the next twelve months from the issuance date, the Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, accessing additional capital under its committed equity financing facility with Aspire Capital, as described above or the completion of a licensing transaction for one or more of the Company’s pipeline assets. Specifically, expenses will be significantly reduced as a result of the closing of the Ferring Asset Purchase Agreement. Management has a future operating plan in place that will focus almost entirely on the resubmission of the NDA during the third quarter of 2017. As part of this plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research. While management is actively pursuing it’s near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions.

If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development activities, such as the resubmission of the Vitaros NDA as well as future clinical studies for RayVa. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses, and historically, its Credit Facility with the Lenders.
The carrying amounts of financial instruments such as accounts receivable, accounts payable and accrued expenses approximate their related fair values due to the short-term nature of these instruments. Further, based on the borrowing rates currently available for loans with similar terms, the Company believes the carrying amount of its Credit Facility as of December 31, 2016 approximated its relative fair value.
Cash Equivalents
Cash equivalents represent all highly liquid investments with an original maturity date of three months or less from the purchase date.
Restricted Cash
Short term restricted cash of $0.3 million as of December 31, 2015 was primarily restricted cash held in escrow for environmental remediation services to be performed and for taxes in connection with the sale of our New Jersey facility, both of which are the obligation of the Company. The Company recorded a liability for the environmental remediation as well as tax liabilities, both of which were included in accrued liabilities as of December 31, 2015. These obligations were classified as current restricted cash and current liabilities as of December 31, 2015, respectively and were satisfied and released from restricted cash and current liabilities during 2016.
Concentration of Credit Risk
From time to time, the Company maintains cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts. It performs credit evaluations of its customers, but generally does not require collateral to support accounts receivable. Ferring and Laboratories Majorelle ("Majorelle") accounted for approximately 67% and 11% and of its total revenues, respectively, during the year ended December 31, 2016. Majorelle comprised 26% of the Company’s accounts receivable balance as of December 31, 2016. Hexal AG, an affiliate with the Sandoz Division of the Novartis Group of Companies (“Sandoz”) and Ferring accounted for approximately 36% and 47% of its total revenues, respectively, during the year ended December 31, 2015. Sandoz comprised 13% of the Company’s accounts receivable as of December 31, 2015.
Historically, the Company’s revenues have been primarily generated from its foreign commercialization partners and its foreign manufacturers, which subjected it to various risks, including but not limited to currency exchange fluctuations, longer payment cycles, and greater difficulty in accounts receivable collection. The Company is also subject to general geopolitical risks, such as political, social and economic instability, and changes in diplomatic and trade relations.
Inventory Valuation
Inventories are stated at the lower of cost or net realizable value on a first in, first out basis. These inventories consisted of the different component parts for commercialization of Vitaros. Historically, the Company has capitalized inventory costs associated with its products after regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Otherwise, such costs are expensed as research and development. If applicable, the Company will periodically analyze its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and will write-down such inventories as appropriate.
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

Leases
Leases are reviewed and classified as capital or operating at their inception. The Company records rent expense associated with its operating lease on a straight-line basis over the term of the lease. The difference between rent payments and straight-line rent expense is recorded as deferred rent in accrued liabilities.
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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis (in thousands) as of December 31, 2016 and 2015, respectively:

Warrant liabilities	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balance as of December 31, 2016	$—	$—	$846	$846
Balance as of December 31, 2015	—	$—	$1,841	$1,841

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model for 2016 and 2015:

	December 31, 2016	December 31, 2015
Risk-free interest rate	1.64%-1.99%	1.82%
Volatility	77.25%-81.03%	83.00%
Dividend yield	—%	—%
Expected term	4.75-6.17	6.13
Weighted average fair value	$0.49	$6.09

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2015	$1,841
Issuance of warrants in connection with January 2016 financing	4,807
Issuance of warrants in connection with September 2016 financing	1,677
Change in fair value measurement of warrant liability	(8,155)
Repricing of February 2015 warrants in connection with January 2016 financing	676
Balance as of December 31, 2016	$846

Of the inputs used to value the outstanding common stock warrant liabilities as of December 31, 2016, the most subjective input is the Company’s estimate of expected volatility of its common stock.

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. If such assets are considered impaired, the amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, fair value being determined based upon future cash flows or appraised values, depending on the nature of the asset. The Company recognized no impairment losses during either of the periods presented within its financial statements.
Debt Issuance Costs
Historically, amounts paid related to debt financing activities are presented in the current balance sheet as a direct deduction from the debt liability.
Warrant Liabilities
The Company’s outstanding common stock warrants issued in connection with its February 2015, January 2016 and September 2016 financings are classified as liabilities in the accompanying consolidated balance sheets as they contain provisions that are considered outside of the Company’s control, such as requiring the Company to maintain active registration of the shares underlying such warrants. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.
Revenue Recognition
Historically, the Company has generated revenues from licensing technology rights and the sale of products. The Company recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the Company’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.
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
Multiple Element Arrangements
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
Product Sales Revenue
Historically, the Company’s product sales revenue was comprised of two components: sales of Vitaros to its former commercialization partners and sales of component inventory to its former manufacturing partners. The supply and manufacturing agreements that existed as of December 31, 2016 with certain of its former commercialization partners for the manufacture and delivery of Vitaros did not permit the Company’s former commercialization partners to return product, unless the product sold to the licensee partner was delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company deferred revenue recognition until the right of return no longer existed, which was the earlier of: (i) evidence that the product had been sold to an end customer or (ii) the right of return had expired. As such, the Company did not have a sales and returns allowance recorded as of December 31, 2016 and December 31, 2015.
Historically, sales of component inventory to the former manufacturing partners was accounted for on a net basis since these products were ultimately returned to the Company as finished goods and were then sold onto commercialization partners. Beginning in 2016, the majority of the Company’s former commercialization partners bought the finished goods directly from the manufacturers and therefore, the Company’s component sales were no longer recognized on a net basis. During the year ended December 31, 2016, the Company recognized $0.6 million, respectively, in revenues from component sales to its third party manufacturers.
Royalty Revenue
Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement.
Cost of Goods Sold
Historically, the Company’s cost of goods sold included direct material and manufacturing overhead associated with production of Vitaros and component inventory. Cost of goods sold was also affected by manufacturing efficiencies, allowances for scrap or expired material and additional costs related to initial production quantities of new products. Cost of goods sold also included the cost of one-time manufactured samples provided to the Company’s former commercialization partners free of charge.
Cost of Sandoz Rights
In July 2016, the Company and Sandoz mutually agreed to terminate the exclusive license agreement, previously entered into by the parties in February 2012, as amended and restated in December 2013 and further amended in February 2015, granting Sandoz exclusive rights to market Vitaros for the treatment of ED in certain European and Asia-Pacific countries, as well as any ancillary agreements related to the manufacture or sale of the product. Sandoz, as a result of the mutual termination, received a one-time payment of $2.0 million upon transfer of the marketing authorization in Germany to Ferring in August 2016. Sandoz is eligible to receive an additional $1.5 million to be paid in six equal installments, of which $0.3 million was paid through December 31, 2016. As the rights acquired from Sandoz were immediately transferred to Ferring, the present value of the payments to Sandoz of $3.4 million was expensed and included as Cost of Sandoz Rights in the consolidated statements of operations. In connection with the Ferring Asset Purchase Agreement, Ferring has assumed any remaining installment payments owed to Sandoz.
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
Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the same period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and common equivalent shares outstanding during the same period. Common equivalent shares may be related to stock options, restricted stock, or warrants. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive.

The following securities that could potentially decrease net loss per share in the future are not included in the determination of diluted loss per share as their effect is anti-dilutive (in thousands):

	Year Ended December 31,
	2016	2015
Outstanding stock options	415	405
Outstanding warrants	2,318	884
Restricted stock	115	—
	2,848	1,289
Stock-Based Compensation
The estimated grant date fair value of stock options granted to employees and directors is calculated based upon the closing stock price of the Company’s common stock on the date of the grant and recognized as stock-based compensation expense over the expected service period, which is typically approximated by the vesting period. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Geographic Information
Revenues by geographic area for the Company’s operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Europe (1)	$5,093	$2,239
Canada	570	—
Asia Pacific (1)	100	350
Latin America (1)	—	2,250
	$5,763	$4,839

(1)
Amounts included have not been broken out by country as it is impractical to do so given the nature and structure of the license agreements which cover multiple countries and/or territories. The basis for attributing product sales and royalty revenues from external customers to individual countries was based on the geographic location of the end user customer. See note 2 for further details related to these agreements.

All of the Company’s net long-lived assets were located in the United States and Canada as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, approximately $0.7 million and $0.9 million of the Company’s net long-lived assets were located in Canada.
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating whether the adoption of the new standard will have a material effect on its consolidated financial statements and related disclosure.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company is currently in the initial stages of evaluating its various contracts and revenue streams subject to these updates but has not completed its assessment and therefore has not yet concluded on whether the adoption of this update will have a material effect on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies income tax consequences and the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The Company adopted this ASU for the year ended December 31, 2016 and it had no material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-2, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating whether the adoption of the new standard will have a material effect on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this ASU for the year ended December 31, 2016 and it had no material impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU on January 1, 2016 and this ASU had no material impact on the Company’s consolidated financial statements and related disclosures. ASU 2015-03 requires a retroactive method of adoption, and therefore, the Company reclassified approximately $0.07 million from other current assets to the current portion of its note payable as of December 31, 2015. Approximately $0.05 million was reclassified from other expense to interest expense for the year ended December 31, 2015.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. The Company adopted this guidance to assess going concern as of December 31, 2016 and has updated its liquidity disclosures as necessary.

2. VITAROS LICENSING AND DISTRIBUTION AGREEMENTS
The following table summarizes the total revenue by the Company’s former commercialization partner recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016 (1)	2015
Ferring	$3,850	$2,250
Majorelle	630	245
Takeda Pharmaceuticals International GmbH (“Takeda”) (2)	214	398
Recordati Ireland Ltd. ("Recordati")	184	194
Bracco SpA, now a subsidiary of Dompé Primary S.r.l. ("Dompé")	150	16
Elis Pharmaceuticals Limited ("Elis")	100	—
Sandoz (3)	16	1,736
	$5,144	$4,839
(1) Product sales to the Company’s contract manufacturers are not shown in the table above since they were unrelated to any of the Company’s commercialization partners. License revenue from parties unrelated to Vitaros are also not shown above.
(2) Effective April 2016, the Company terminated its license agreement with Takeda, transitioning the commercialization of Vitaros in Takeda’s prior territory to Ferring
(3)Effective July 2016, the Company terminated its license agreement with Sandoz, transitioning the commercialization of Vitaros in Sandoz’s prior territory to Ferring
Ferring
In October 2015, the Company entered into a distribution agreement with Ferring, granting Ferring the exclusive right to commercialize Vitaros for the treatment of ED in certain countries in Latin America. In April 2016, the Company extended the exclusive license grant to include the United Kingdom. In July 2016, the Company further extended the exclusive license grant to include certain European and Asian-Pacific countries (the “Expanded Territories”).
The product has been approved for the treatment of ED in Argentina, Austria, Belgium, Denmark, Finland, Germany, Iceland, Luxemburg, Mexico, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom.
The Company received an upfront payment in April 2016 of $0.3 million from Ferring for the rights in the United Kingdom. This upfront payment was deemed to be related to the license deliverable and was recognized in its statement of operations upon completion of the transfer of the United Kingdom marketing authorization, which occurred in August 2016. The Company received an upfront payment in July 2016 of $2.0 million from Ferring for the rights in the Expanded Territories. In August 2016, the Company received a milestone payment of $1.6 million from Ferring upon the transfer of the Germany marketing authorization from Sandoz to Ferring. The Company concluded that the fair value of the Vitaros license for the United Kingdom and the Expanded Territories was equal to the sum of the upfront payments and the milestone payment upon the transfer of the Germany marketing authorization (a total of $3.9 million) and recognized this as license fee revenue in its statement of operations during the third quarter of 2016. The rights the Company licensed to Ferring in July 2016 were purchased from Sandoz as discussed below.
On March 8, 2017, the Company entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which it sold to Ferring its assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring will pay the Company up to $0.7 million for the delivery of certain product-related inventory. The Company is also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. The Company has retained the U.S. development and commercialization rights for Vitaros, which the Company has licensed from Allergan. In connection with the Ferring Asset Purchase Agreement, the Company and Ferring also entered into a new license agreement with respect to certain intellectual property rights necessary to or useful for Ferring's exploitation of the purchased rights outside of the United States and for the Company's exploitation of certain retained rights with respect to Vitaros in the United States and the Company's proprietary drug delivery technology and other related pipeline assets.
Majorelle
In November 2013, the Company entered into a license agreement with Majorelle, granting Majorelle the exclusive right to market Vitaros for the treatment of ED in France, Monaco and certain countries in Africa. To date, the product has been approved for the treatment of ED in France, where it was launched in May 2015.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Majorelle and any related ancillary agreements to Ferring.

Dompé
In December 2010, the Company entered into a license agreement with Dompé, granting Dompé the exclusive right to commercialize Vitaros for the treatment of ED in Italy. The product has been approved for the treatment of ED in Italy, where it was launched in September 2015.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Dompé and any related ancillary agreements to Ferring.
Sandoz
In July 2016, the Company and Sandoz mutually agreed to terminate the exclusive license agreement, previously entered into by the parties in February 2012, as amended and restated in December 2013 and further amended in February 2015, granting Sandoz exclusive rights to market the Company’s Vitaros drug for the treatment of ED in certain European and Asian-Pacific countries, as well as any ancillary agreements related to the manufacture or sale of the product. Sandoz, as a result of the mutual termination, received a one-time payment of $2.0 million upon transfer of the marketing authorization in Germany to Ferring in August 2016. Sandoz is eligible to receive an additional $1.5 million to be paid in equal quarterly installments in 2016 and 2017, of which $0.3 million was been paid through December 31, 2016. This commitment was transferred to Ferring as part of the Ferring Asset Purchase Agreement entered into on March 8, 2017.
Recordati
In February 2014, the Company entered into a license agreement with Recordati, granting Recordati the exclusive right to market Vitaros for the treatment of ED in certain European and African countries. Recordati launched the product as Virirec™ in Spain in May 2015, as Vytaros® in Poland in September 2016, and as Vitaros in Portugal, Ireland, the Czech Republic and Slovakia in September 2016.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Recordati and any related ancillary agreements to Ferring.
Mylan
In January 2012, the Company entered into a license agreement with Abbott Laboratories Limited, now a subsidiary of Mylan, granting Mylan the exclusive right to commercialize Vitaros for the treatment of ED in Canada. The product was approved for the treatment of ED by Health Canada in late 2010.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Mylan and any related ancillary agreements to Ferring.
Elis
In January 2011, the Company entered into a license agreement with Elis, granting Elis the exclusive rights to market Vitaros for the treatment of ED in the United Arab Emirates, Oman, Bahrain, Qatar, Saudi Arabia, Kuwait, Lebanon, Syria, Jordan, Iraq and Yemen. The product has been approved for the treatment of ED in Lebanon. In July 2016, the Company earned a milestone of $0.1 million in conjunction with the Lebanon approval, which was recorded as revenues in the statement of operations during the third quarter of 2016.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Elis and any related ancillary agreements to Ferring.
Neopharm
In February 2011, the Company entered into a license agreement with Neopharm, granting Neopharm the exclusive rights to market Vitaros for the treatment of ED in Israel and the Palestinian Territories.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Neopharm and any related ancillary agreements to Ferring.
Global Harvest
In June 2009, the Company entered into a license agreement with Global Harvest, granting Global Harvest the exclusive rights to market Vitaros for the treatment of ED in Australia and New Zealand.
Pursuant to the Ferring Asset Purchase Agreement described above, the Company assigned the license agreement with Global Harvest to Ferring.

3. ALLERGAN IN-LICENSING AGREEMENT

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros in the United States. In September 2015, the Company entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting the Company exclusive rights to develop and commercialize Vitaros in the United States in exchange for a $1.0 million upfront payment and an additional $1.5 million in potential regulatory milestone payments to Allergan.
Upon the Food and Drug Administration (“FDA”)’s approval of a new drug application for Vitaros in the United States, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, the Company is eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a high double-digit royalty on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, the Company may commercialize the product and in return will pay Allergan a high double-digit royalty in the ten to twenty percent range on its net sales of the product.
Since the intangibles acquired in the license agreement do not have alternative future use, all costs incurred including the upfront payment were treated as research and development expense. The Company recorded research and development expense of approximately $1.05 million during the third quarter of 2015, which represented the upfront payment made as well as transaction costs incurred. No other payments were due to Allergan in 2016 or 2015.
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
The Company may be obligated to pay Forendo up to an additional $42.5 million based on completion of certain regulatory milestones in the United States, up to $260.0 million in sales milestones, plus tiered mid-range double-digit royalties in the ten to twenty percent range based on its sales of the product in the United States.

5. OTHER FINANCIAL INFORMATION
Inventory
Inventory is comprised of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$336	$145
Work in process	428	324
Inventory, net	$764	$469

Property and Equipment
Property and equipment are comprised of the following (in thousands):

	December 31,
	2016	2015
Leasehold improvements	$20	$43
Machinery and equipment	1,569	1,591
Capital lease equipment	76	76
Computer software	130	130
Furniture and fixtures	29	35
Total property and equipment	1,824	1,875
Less: accumulated depreciation and amortization	(818)	(585)
Property and equipment, net	$1,006	$1,290
Depreciation expense totaled $0.3 million for each of the years ended December 31, 2016 and 2015.
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	December 31,
	2016	2015
Sandoz termination payments	$1,170	$—
Professional fees	1,154	466
Outside research and development services	370	2,228
Deferred compensation	134	178
Other	242	471
Accrued expenses, net	$3,070	$3,343
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	December 31,
	2016	2015
Deferred compensation	$—	$135
Deferred rent	76	65
Other long term liabilities, net	$76	$200
6. DEBT
Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. Pursuant to the terms of the Credit Facility, the Lenders have a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders have the right to declare the term loans immediately due and payable in an event of default under the Credit Facility, which includes, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of December 31, 2016 and December 31, 2015, the Company was in compliance with all covenants under the Credit Facility and had not received any notification or indication from the Lenders of an intent to declare the loan due prior to maturity. However, due to the Company’s cash flow position and the substantial doubt about its being able to continue as a going concern, the entire principal amount of the Credit Facility was presented in short-term liabilities for both periods presented.

The first term loan had an annual interest rate of 7.95%. The second term loan had an annual interest rate of 8.01%. The repayment schedule provided for interest-only payments in arrears until November 2015, followed by consecutive equal monthly payments of principal and interest in arrears through the maturity date, which was October 1, 2018 (the “Maturity Date”). Per the agreement, the Company had the option to prepay the outstanding balance of the term loans in full prior to the Maturity Date, subject to a prepayment fee of up to 3%. Upon repayment of each term loan, the Company was also required to make a final payment to the Lenders equal to 6% of the original principal amount of each term loan. This final payment had been partially accreted over the life of the Credit Facility using the effective interest method.
On the Closing Date, the Company issued warrants to purchase up to an aggregate of 19,380 shares of common stock at an exercise price of $12.90 per share to the Lenders. On July 23, 2015, in connection with the funding of the second term loan, the Company issued additional warrants to purchase up to an aggregate of 15,244 shares of common stock at an exercise price of $16.40 per share to the Lenders. The warrants were exercisable upon issuance and expire ten years from their dates of issuance. The warrants were classified in equity since they do not include provisions that would require the Company to repurchase its shares or cash settle, among other factors that would require liability classification. The fair value of the warrants at issuance of approximately $0.1 million was recorded as a discount to the principal balance and is being amortized over the life of the Credit Facility using the effective interest method.
The Company’s notes payable balance consisted of the following (in thousands):

	December 31,
	2016	2015
Notes payable, principal	$6,392	$9,505
Add: accretion of final payment fee	378	171
Less: unamortized debt discount	(120)	(275)
	6,650	9,401
Less: current portion of notes payable, net	(6,650)	(9,401)
	$—	$—
The debt issuance costs, accretion of the final payment and amortization of the warrants were included in interest expense in the Company’s consolidated statements of operations as of December 31, 2016 and 2015. The Company recognized interest expense related to the Credit Facility of $1.0 million and $0.8 million during the years ended December 31, 2016 and 2015, respectively.
On March 8, 2017, pursuant to the Ferring Asset Purchase Agreement, the Company repaid to the Lenders all amounts due and owed under the Credit Facility. The payment included the outstanding balance of the term loans in full, a prepayment fee of approximately 2%, a final payment equal to 6% of the original principal amount of each term loan and per diem interest for a total payment of $6.6 million.
7. STOCKHOLDERS' EQUITY
Preferred Stock
The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001, of which 1.0 million shares are designated as Series A Junior Participating Preferred Stock, 800 are designated as Series B 8% Cumulative Convertible Preferred Stock, 600 are designated as Series C 6% Cumulative Convertible Preferred Stock and 50,000 have been designated as Series D Junior Participating Cumulative Preferred Stock. No shares of preferred stock were outstanding as of December 31, 2016 or 2015.
Common Stock Offerings
September 2016 Financing

In September 2016, the Company completed the September 2016 Financing, which was a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.45 per share with a group of investors.  Concurrently in a private placement, for each share of common stock purchased by each investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock (the “Private Placement Warrants”).  The Private Placement Warrants have an exercise price of $4.50 per share, are exercisable six months from the initial issuance date, and will expire five and a half years from the initial issuance date.  The aggregate gross proceeds from the sale of the common stock and warrants were approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses were approximately $3.2 million. In connection with this transaction, the Company issued to the placement agent warrants to purchase up to 54,123 shares of common stock sold in this offering (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Private Placement Warrants, except that the Placement Agent Warrants have an exercise price of $4.3125 per share and will expire five years from the initial issuance date. The Private Placement Warrants and the Placement Agent Warrants were accounted for as a liability and fair-valued at the issuance date. Out of the total gross proceeds, $1.6 million was allocated to the Private Placement Warrants based on their fair value, and the rest was allocated to the common stock and recorded in equity. Also, in connection with the transaction, the Company incurred cash-based transaction costs of approximately $0.5 million and non-cash transaction costs of $0.1 million related to the fair value of the Placement Agent Warrants. These costs were allocated between the warrant liability and the equity based on their relative values at the issuance date. The transaction costs that were allocated to the warrant liability of approximately $0.3 million were expensed and included in Other Financing Expenses on the consolidated statements of operations and the transaction costs of approximately $0.4 million related to the common stock were netted against the proceeds allocated to the common stock shares in equity.

The total initial $1.7 million fair value of the Private Placement Warrants and the Placement Agent Warrants were determined using the Black-Scholes option pricing model and were recorded as the initial carrying value of the common stock warrant liabilities. The Private Placement Warrants were initially valued using assumptions of a 5.5 year expected term, a 73.7% volatility, a 0.0% annual rate of dividends and a 1.2% risk-free interest rate. The Placement Agent Warrants were initially valued using assumptions of a 5.0 year expected term, a 74.8% volatility, a 0.0% annual rate of dividends and a 1.1% risk-free interest rate. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. These Private Placement Warrants and the Placement Agent Warrants become exercisable in March 2017 and have expiration dates of March 2022 and September 2021, respectively. Under the terms of the securities purchase agreement entered into with such investors, the Company agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expired on December 27, 2016.

July 2016 Aspire Common Stock Purchase Agreement

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Since the inception of the agreement through December 31, 2016, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of March 7, 2017, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016 Financing, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of the September 2016 Financing.
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
The warrants issued in connection with the January 2016 financing (the “January 2016 Warrants”) occurred in separate closings in January 2016 and March 2016 and gave rights to purchase up to 568,184 total shares of the Company’s common stock at an exercise price of $8.80 per share. The total initial $4.8 million fair value of the warrants on their respective closing dates was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liabilities. The warrants issued in January 2016 and March 2016 were initially valued using assumptions of expected terms of 7.0 years, volatilities of 101.9% and 99.4%, respectively, annual rate of dividends of 0.0%, and risk-free interest rates of 1.6% and 1.4%, respectively. Fees and expenses of approximately $0.2 million were allocated to the warrant liability and expensed in Other Financing Costs. The remaining expenses were netted against the proceeds allocated to the common stock shares in equity. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying consolidated statements of operations. These warrants became exercisable in July 2016 and September 2016 and have expiration dates of January 2023 and March 2023, respectively.
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
Pursuant to the January 2016 financing, the exercise price of the February 2015 Warrants was reduced from $18.20 per share to $8.80 per share. The modification to the February 2015 warrants resulted in a charge to other financing costs of approximately $0.7 million for the year ended December 31, 2016.
As of December 31, 2016, the total aggregated fair value of the Private Placement Warrants, the Placement Agent Warrants, the January 2016 Warrants and the February 2015 Warrants was $0.8 million.

Warrants
A summary of warrant activity during the year ended December 31, 2016 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	883,737	$29.79	3.6
Issued	1,434,109	$6.20	5.6
Outstanding as of December 31, 2016	2,317,846	$15.19	4.6
Exercisable as of December 31, 2016	1,451,921	$21.57	4.2
In connection with the funding of the second term loan under the Credit Facility during the third quarter of 2015, the Company issued warrants to the Lenders to purchase up to an aggregate of 15,244 shares of common stock at an exercise price of $16.40 per share.
The following table shows the number of outstanding warrants by exercise price and date of expiration as of December 31, 2016:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
246,914	$52.50	February 2017
300,000	$34.00	May 2018
428,620	$8.80	January 2023
441,763	$8.80	March 2023
19,380	$12.90	October 2024
15,244	$16.40	July 2025
811,802	$4.50	March 2022
54,123	$4.31	September 2021
2,317,846

8. EQUITY COMPENSATION PLANS

As of December 31, 2016, the Company has one share-based compensation plan, the 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of December 31, 2016, an aggregate of 0.9 million shares of common stock were authorized under the 2012 Plan, of which 0.1 million common shares were available for future grants.
Stock Options
A summary of stock option activity during the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Aggregate Intrinsic Value
Outstanding as of December 31, 2015	405,348	$19.46	8.2	$—
Granted	166,695	10.57	—	—
Cancelled	(157,178)	15.92	—	—
Outstanding as of December 31, 2016	414,865	$17.23	7.6	$—
Vested and expected to vest as of December 31, 2016	391,010	$17.54	7.5	$—
Exercisable as of December 31, 2016	228,392	$20.88	6.7	$—

As of December 31, 2016 and 2015, there were 228,392 and 173,133 options exercisable, respectively. There were no options exercised during the year ended December 31, 2016 and the aggregate intrinsic value of options exercised during the year ended December 31, 2015 was approximately $14,000. The total fair value of awards vested during the years ended December 31, 2016, and 2015 was $1.3 million in each year.
Stock Awards
A summary of restricted stock unit activity during the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015	$—	$—
Granted	143,416	$5.29
Vested	(17,842)	$5.86
Forfeited	(10,459)	$6.28
Nonvested as of December 31, 2016	$115,115	$5.11
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
The following table presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Risk-free interest rate	1.36%-1.78%	1.37% - 1.87%
Volatility	72.35%-80.02%	66.85%-101.54%
Dividend yield	—%	—%
Expected term	5.25-6.08 years	5.25- 6.46 years
Forfeiture rate	11.33%	11.54%
Weighted average fair value	$7.23	$10.67
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
As of December 31, 2016, there was $1.4 million in unrecognized compensation cost related to non-vested stock options expected to be recognized over a weighted average period of 2.2 years. As of December 31, 2016, there was $0.6 million in unrecognized compensation cost related to non-vested stock awards expected to be recognized over a weighted average period of 1.8 years.
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015
Research and development	$534	$199
General and administrative	1,213	1,011
	$1,747	$1,210
9. INCOME TAXES

The Company has incurred losses since inception, which have generated net operating loss carryforwards and capital loss carryforwards of approximately $200.6 million and $9.8 million for federal and California income tax purposes, respectively. These carryforwards are available to offset future taxable income and expire beginning in 2018 through 2036 for federal income tax purposes and beginning in 2030 through 2034 for California income tax purposes. In addition, the Company has research and development tax credit carryforwards for federal and state income tax purposes as of December 31, 2016 of $4.0 million and $0.9 million, respectively. The federal credits will begin to expire in 2019 unless utilized and the state credits have an indefinite life.
Utilization of the loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required under Internal Revenue Code Section 382 (“Section 382”), as well as similar state and foreign provisions. These ownership changes may limit the amount of loss carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, likely resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.
The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the loss carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the loss carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under authoritative accounting guidance. Once such a study is completed, any loss carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate.
Deferred tax assets consist of the following (in thousands):

	December 31,
	2016	2015
Net operating tax loss and capital loss carryforwards	$68,672	$65,783
Capitalized research and development costs	5,270	2,890
Research and development tax credits	1,659	950
Deferred compensation	46	106
Other accruals and reserves	1,214	1,092
Basis of intangible assets	3,870	4,197
Total deferred tax asset	80,731	75,018
Less valuation allowance	(80,731)	(75,018)
Net deferred tax asset	$—	$—
The federal net operating loss carryforwards and tax credit carryforwards resulted in a noncurrent deferred tax asset as of December 31, 2016 and 2015 of approximately $70.3 million and $66.7 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.
The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s Federal income tax returns for 2013 to 2016 are still open and subject to audit. In addition, net operating losses and capital losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2016 and 2015, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016 and 2015, are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$2,882	$2,822
Change in current period positions	68	56
Change in prior period positions	97	4
Ending balance	$3,047	$2,882
The reconciliation of income taxes computed using the statutory United States income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2016 and 2015, are as follows:

	Year Ended December 31,
	2016	2015
Federal statutory tax rate	(34)%	(34)%
Valuation allowance	81%	45%
Prior year true-ups	(5)%	(1)%
Revaluation of warrants	(34)%	(6)%
Permanent differences	(4)%	(2)%
Tax credits	(4)%	(2)%
Income tax expense	—%	—%
For the years ended December 31, 2016 and 2015, the Company’s effective tax rate differs from the federal statutory rate principally due to various permanent tax differences, including the revaluation of warrants, and the impact of the valuation allowance recorded against the Company’s deferred tax assets.

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
For each of the years ended December 31, 2016 and 2015, rent expense totaled $0.5 million.
Future minimum rental payments under operating leases as of December 31, 2016 are as follows (in thousands):

2017	$323
2018	364
2019	375
2020	32
Total	$1,094
Certain employees have agreements that provide for severance compensation in the event of termination or a change in control. These agreements can provide for a severance payment of up to 18 months of base salary and bonus in effect at the time of termination and continued health benefits at the Company’s cost for up to 18 months.
11. SUBSEQUENT EVENT

On March 8, 2017, the Company entered into the Ferring Asset Purchase Agreement, pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Company agreed to sell to Ferring its assets and rights (the “Purchased Assets”) related to the business of developing, marketing, distributing, and commercializing, outside the United States, the Company’s products currently marketed or in development, intended for the topical treatment of sexual dysfunction (the “Product Business”), including products sold under the name Vitaros (the “Products”). The Purchased Assets include, among other things, certain pending and registered patents and trademarks, contracts, manufacturing equipment and regulatory approvals relating to the Products outside of the United States. The Company is retaining the U.S. development and commercialization rights for Vitaros and will receive a license from Ferring (the “Ferring License”) for intellectual property rights for Vitaros which relate to development both within the United States and internationally.
Pursuant to the terms of the Ferring Asset Purchase Agreement, Ferring paid the Company $11.5 million in cash at the closing and will pay the value of inventory related to the Products equal to an amount up to $0.7 million, subject to certain customary adjustments and limitations. Additionally, the Company is eligible to receive two additional quarterly payments totaling $0.5 million for transition services, subject to certain limitations. The Company used a portion of the proceeds from the sale of the Purchased Assets to repay all amounts owed, including applicable termination fees, under the Credit Facility, which was approximately $6.6 million.
As of the transaction date, Ferring assumed responsibility for future obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Purchased Assets arising after the closing date. The Company will retain all liabilities associated with the Purchased Assets arising prior to the closing date.
Under the Ferring Asset Purchase Agreement, the Company has also agreed to indemnify Ferring for, among other things, breaches of its representations, warranties and covenants, any liability for which it remains responsible and its failure to pay certain taxes or comply with certain laws, subject to a specified deductible in certain cases. The Company’s aggregate liability under such indemnification claims is generally limited to $2.0 million.
At the closing of the Ferring Asset Purchase Agreement, the Company entered into the Ferring License with respect to certain intellectual property rights necessary to or useful for its exploitation of the Purchased Assets within the United States and for its exploitation of the Purchased Assets in certain fields outside of sexual dysfunction, including for the treatment of Raynaud’s Phenomenon, outside the United States. The parties granted one another a royalty free, perpetual and non-exclusive license to product know-how in their respective fields and territories and Ferring granted the Company a royalty-free, perpetual and exclusive license to certain patents in the field of sexual dysfunction in the United States and in certain fields other than sexual dysfunction outside of the United States.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC’s rules and forms.
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31,

2016. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Our internal control over financial reporting is a process designed, under the supervision and, with the participation of our CEO who serves as our principal executive officer and principal financial officer, overseen by our Board of Directors and implemented by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of December 31, 2016, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
This Item 9B amends the Current Report on Form 8-K we filed on March 8, 2017 (the “Form 8-K”) in order to file the pro forma information required by Item 9.01(b)(1) of Form 8-K. The Form 8-K is amended by this filing. The unaudited pro forma condensed consolidated information which give effect to the Ferring Asset Purchase Agreement is attached hereto as Exhibit 99.2 and incorporated herein by reference.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Code of Ethics

We have adopted a Code of Ethics, as amended, that applies to our Chief Executive Officer and to all of our other officers, directors and employees. The Code of Ethics is available in the Corporate Governance section of the Investors page on our website at www.apricusbio.com. We will disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver. The other information required by this item is incorporated herein by reference to the Proxy Statement under the sections “Executive Compensation,” “Directors Compensation,” and “Board of Directors and Committees; Corporate Governance” to be filed with the Securities and Exchange Commission in connection with our 2017 Annual Meeting of Stockholders.

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

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on From 8-K filed with the Securities and Exchange Commission on May 24, 2013).

4.3
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

4.5
Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.6
Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.7	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

10.1*	NexMed, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.2*
NexMed, Inc. Amendment to 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.3
Asset Purchase Agreement, dated February 3, 2009, by and between Warner Chilcott Company, Inc. and NexMed, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.4
License Agreement, dated February 3, 2009, by and between NexMed, Inc. and Warner Chilcott Company, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009).

10.5*	Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement filed on April 6, 2012).

10.6
Settlement Agreement and Release, dated as of September 23, 2013, by and between Apricus Biosciences, Inc. and Topotarget A/S (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-191679) filed with the Securities and Exchange Commission on October 31, 2013).

10.7*
Form of Stock Option Grant Notice and Stock Option Agreement under the Apricus Biosciences, Inc. 2012 Stock Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.8*	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.9†
License Agreement by and between NexMed (U.S.A.), Inc. and Forendo Pharma Ltd., dated as of October 17, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

10.10
Stock Issuance Agreement, by and among Apricus Biosciences, Inc., Forendo Pharma Ltd. and Birch & Lake Partners, LLC, dated as of October 17, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

10.11
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

10.12†
License Agreement and Amendment, by and between NexMed (U.S.A.), Inc. and Warner Chilcott Company, LLC, dated September 9, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 5, 2015).

10.13
Subscription Agreement dated January 12, 2016, among Apricus Biosciences, Inc., Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

10.14
Employment Transition Agreement, by and between Apricus Biosciences, Inc. and Dr. Barbara Troupin, dated April 13, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.15*	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.16*	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.17
Common Stock Purchase Agreement, by and between the Company and Aspire Capital Fund, LLC, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

10.18
Registration Rights Agreement, by and between the Company and Aspire Capital Fund, LLC, dated as of July 5, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2016).

10.19
Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

10.20*	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Richard W. Pascoe, December 20, 2016.

10.21*	Amended and Restated Employment Agreement, by and between Apricus Biosciences, Inc. and Neil Morton, dated December 20, 2016.

10.22*	Amended and Restated Employment Agreement by and between Apricus Biosciences, Inc. and Brian Dorsey, dated December 20, 2016.

10.23
Asset Purchase Agreement, dated March 8, 2017, by and between Ferring International Center S.A. and Apricus Biosciences, Inc., NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and NexMed International Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

10.24
License Agreement, dated March 8, 2017, by and between Apricus Biosciences, Inc. and Ferring International Center S.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

10.25
Transition Services Agreement, dated March 8, 2017, by and between Apricus Biosciences, Inc. and Ferring International Center S.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

21	Subsidiaries.

23.1	Consent of BDO USA, LLP, independent registered public accounting firm.

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Pro Forma Financial Information

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

*    Management compensatory plan or arrangement
†    Confidential treatment has been requested for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: March 13, 2017	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary

Signature	Title	Date

/s/ RICHARD W. PASCOE	Chief Executive Officer, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 13, 2017
Richard W. Pascoe

/s/ KLEANTHIS G. XANTHOPOULOS, PH.D.	Chairman of the Board of Directors	March 13, 2017
Kleanthis G. Xanthopoulos, Ph.D.

/s/ RUSTY RAY	Director	March 13, 2017
Rusty Ray

/s/ PAUL V. MAIER	Director	March 13, 2017
Paul V. Maier

/s/ WENDELL WIERENGA	Director	March 13, 2017
Wendell Wierenga, Ph.D.

/s/ SANDFORD D. SMITH	Director	March 13, 2017
Sandford D. Smith