Form 10-Q
period 2017-03-31
APRICUS BIOSCIENCES, INC.
filed 2017-05-11
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 4, 2017, 12,771,782 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash	$3,762	$2,087
Prepaid expenses and other current assets	181	177
Current assets of discontinued operations	1,203	1,370
Total current assets	5,146	3,634
Property and equipment, net	142	164
Other long term assets	65	60
Noncurrent assets of discontinued operations	—	842
Total assets	$5,353	$4,700

Liabilities and stockholders’ deficit
Current liabilities
Note payable, net	$—	$6,650
Accounts payable	485	686
Accrued expenses	545	1,236
Accrued compensation	738	614
Current liabilities of discontinued operations	822	2,108
Total current liabilities	2,590	11,294
Warrant liabilities	1,854	846
Deferred rent	67	76
Total liabilities	4,511	12,216

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2017 and December 31, 2016	$—	$—
Common stock, $.001 par value, 15,000,000 shares authorized, 7,741,782 and 7,733,205 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	8	8
Additional paid-in-capital	309,069	308,784
Accumulated deficit	(308,235)	(316,308)
Total stockholders’ equity (deficit)	842	(7,516)
Total liabilities and stockholders’ equity (deficit)	$5,353	$4,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Operating expense
Research and development	$412	$2,602
General and administrative	1,441	2,224
Total operating expense	1,853	4,826
Loss before other income (expense)	(1,853)	(4,826)
Other income (expense)
Interest expense, net	(95)	(279)
Loss on extinguishment of debt	(422)	—
Change in fair value of warrant liability	(1,008)	2,800
Other financing expenses	—	(205)
Other expense, net	(26)	(4)
Total other (expense) income	(1,551)	2,312
Loss from continuing operations	(3,404)	(2,514)
Income from discontinued operations	11,477	9
Net income (loss)	$8,073	$(2,505)

Earnings (loss) per share
Continuing operations
Basic	$(0.44)	$(0.46)
Diluted	$(0.44)	$(0.95)
Discontinued operations
Basic	$1.48	$—
Diluted	$1.48	$—
Total earnings (loss) per share
Basic	$1.04	$(0.46)
Diluted	$1.04	$(0.95)
Weighted average common shares outstanding
Basic	7,737	5,505
Diluted	7,737	5,602
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,073	$(2,505)
Net income from discontinued operations	11,477	9
Net loss from continuing operations	(3,404)	(2,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	56	72
Non-cash interest expense	56	98
Stock-based compensation expense	284	355
Warrant liabilities revaluation	1,008	(2,800)
Loss on debt extinguishment	422	—
Changes in operating assets and liabilities from continuing operations:
Prepaid expenses and other current assets	(4)	237
Other assets	(4)	196
Accounts payable	(202)	51
Accrued expenses	479	(171)
Accrued compensation	124	(569)
Deferred compensation	—	(45)
Other liabilities	(7)	25
Net cash used in operating activities from continuing operations	(1,192)	(5,065)
Cash flows from investing activities from continuing operations:
Purchase of fixed assets, net	—	(6)
Release of restricted cash	—	100
Net cash provided by investing activities from continuing operations	—	94
Cash flows from financing activities from continuing operations:
Issuance of common stock and warrants, net of offering costs	—	9,947
Repayment of capital lease obligations	—	(1)
Repayment of notes payable	(7,129)	(755)
Net cash (used in) provided by financing activities from continuing operations	(7,129)	9,191
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(1,504)	(1,200)
Net cash provided by investing activities of discontinued operations	11,500	—
Net cash provided by (used in) discontinued operations	9,996	(1,200)
Net increase in cash	1,675	3,020
Cash, beginning of period	2,087	3,887
Cash, end of period	$3,762	$6,907
Supplemental disclosure of cash flow information:
Cash paid for interest	92	185
Non-cash investing and financing activities:
Issuance of restricted stock	—	249
Capital lease payable	—	(1)
Purchase of fixed assets not yet paid	—	(12)
Accrued transaction costs for 2016 financing activities	—	(137)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2016	7,733	$8	$308,784	$(316,308)	$(7,516)
Stock-based compensation expense	—	—	285	—	285
Issuance of common stock due to the vesting of restricted stock	9	—	—	—	—
Net income	—	—	—	8,073	8,073
Balance as of March 31, 2017	7,742	$8	$309,069	$(308,235)	$842

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2017. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. Certain prior year items have been reclassified to conform to the current year presentation. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $308.2 million and working capital of $2.6 million as of March 31, 2017 and reported net income of approximately $8.1 million and negative cash flows from operations for the three months ended March 31, 2017. While the Company believes it has enough cash to fund its current operating plans through the third quarter of 2018, the Company’s history and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of March 31, 2017, the Company had cash and cash equivalents of approximately $3.8 million.

On April 26, 2017, the Company completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $6.2 million,  after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, excluding the proceeds, if any, from the exercise of the warrants issued in the offering. Pursuant to the underwriting agreement with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company sold to the Underwriter an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. The Company does not currently have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants, and as a result, the warrants will become exercisable only following the Company's announcement that it has received stockholder approval of the proposed amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “Charter Amendment”) and the Charter Amendment has become effective. The warrants will expire five years from the date the warrants are first exercisable and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, the Company issued to the underwriters warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants being sold concurrently to the investors in the offering, except that the Underwriter Warrants will have a term of no greater than five years from the effective date of the related prospectus and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, the Company entered into a warrant amendment with the holders of the Company’s warrants to purchase common stock of the Company, issued in the September 2016 Financing as described below, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants become exercisable was changed to the effective date of the Charter Amendment.

On March 8, 2017, the Company entered into an asset purchase agreement (the “Ferring Asset Purchase Agreement”) with Ferring International Center S.A. (“Ferring’), pursuant to which it sold to Ferring its assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment, Ferring paid the Company approximately $0.7 million for the delivery of certain product-related inventory. The Company is also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. The Company has retained the U.S. development and commercialization rights for Vitaros, which the Company has in-licensed from Allergan. The Company used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under its Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).

In September 2016, the Company completed a registered direct offering of 1,082,402 shares of common stock for gross proceeds of approximately $3.7 million (the “September 2016 Financing”). Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from the Company an unregistered warrant to purchase 0.75 of a share of common stock. See note 6 for further description. Under the terms of the securities purchase agreement entered into with such investors, the Company agreed not to sell any shares of common stock or common stock equivalents for a period of 90 days, which expired on December 27, 2016.

In July 2016, the Company and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), the Company delivered to Aspire Capital a commitment fee of 151,899 shares of the Company’s common stock at a value of $0.6 million (the “Commitment Shares”) in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 253,165 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Through March 31, 2017, 455,064 shares of the Company’s common stock have been sold for gross proceeds of $1.2 million. However, in connection with the September 2016 and April 2017 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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
The Company currently has an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 31, 2017, the Company had approximately $74.1 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of March 31, 2017, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations;

•	its ability to maintain compliance with the listing requirements of The NASDAQ Capital Market;

•
the timing and outcome of the Company’s new drug application (“NDA”), resubmission for Vitaros, and any additional development requirements imposed by the U.S. Food and Drug Administration (“FDA”) in connection with such resubmission;

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

•	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;

•	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish;

•	the restrictions from using the Company’s committed equity facility with Aspire Capital until April 2018;

•
the trading price of the Company’s common stock being above the $1.00 closing floor price that is required for the Company to use the committed equity financing facility with Aspire Capital when it becomes available in April 2018;

•	the trading price of its common stock; and

•	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

On May 10, 2016, the Company received a written notification from NASDAQ indicating that it was not in compliance with NASDAQ Listing Rule 5550(a)(2), as the closing bid price for its Common Stock had been below $1.00 per share for 30 consecutive business days. Pursuant to NASDAQ Listing Rule 5810(c)(3)(A), the Company was granted a 180 calendar day compliance period, until November 7, 2016, to regain compliance with the minimum bid price requirement. During the compliance period, its shares of common stock continued to be listed and traded on NASDAQ. To regain compliance, the closing bid price of the Company’s shares of common stock needed to meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period, which was accomplished through a 1-for-10 reverse stock split of its common stock, effected on October 21, 2016. On November 8, 2016, the Company received a letter from NASDAQ confirming that it is in compliance with NASDAQ Listing Rule 5550(a)(2).
On June 2, 2016, the Company received a notice from NASDAQ stating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(2) because the market value of the Company’s listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), the Company was granted a 180 calendar day compliance period until November 29, 2016, to regain compliance with the minimum MVLS requirement. Compliance can be achieved by meeting the $35 million MVLS requirement for a minimum of 10 consecutive business days during the 180 calendar day compliance period, maintaining a stockholders’ equity value of at least $2.5 million, or having net income of at least $500,000 for two of the last three fiscal years.

On February 8, 2017, the Company was notified that the Company’s request for continued listing on NASDAQ pursuant to an extension through May 30, 2017 to evidence compliance with all applicable criteria for continued listing on NASDAQ was granted. Subsequently, on May 2, 2017, the Company was notified that it had evidenced full compliance with all criteria for continued listing on the NASDAQ Capital Market, including the minimum stockholders’ equity requirement.
Notwithstanding the proceeds from the closing of the Ferring Asset Purchase Agreement and the proceeds from the April 2017 Financing, in order to fund its operations during the next twelve months from the issuance date, the Company may need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or the completion of a licensing transaction for one or more of the Company’s pipeline assets. Specifically, expenses will be significantly reduced as a result of the closing of the Ferring Asset Purchase Agreement. Management has a future operating plan in place that will focus almost entirely on the resubmission of the NDA during the third quarter of 2017. As part of this plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research. While management is actively pursuing it’s near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions.
If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development activities, such as the resubmission of the Vitaros NDA, as well as potential future clinical studies for RayVa. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.

Warrant Liabilities
The Company’s outstanding common stock warrants issued in connection with its February 2015, January 2016 and September 2016 financings are classified as liabilities in the accompanying condensed consolidated balance sheets as they contain provisions that are considered outside of the Company’s control, such as requiring the Company to maintain active registration of the shares underlying such warrants. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations.
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
The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis (in thousands) as of March 31, 2017 and December 31, 2016:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liabilities
Balance as of March 31, 2017	$—	$—	$1,854	$1,854
Balance as of December 31, 2016	$—	$—	$846	$846

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Risk-free interest rate	1.64%-1.98%	1.64%-1.99%
Volatility	83.4%-89.98%	77.25%-81.03%
Dividend yield	—%	—%
Expected term	4.5-5.93	4.75-6.17
Weighted average fair value	$1.07	$0.49

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2016	$846
Change in fair value measurement of warrant liability	1,008
Balance as of March 31, 2017	$1,854

Of the inputs used to value the outstanding common stock warrant liabilities as of March 31, 2017, the most subjective input is the Company’s estimate of expected volatility.
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
As a result of the Company’s sale of its assets and rights related to Vitaros outside of the U.S. to Ferring, pursuant to the Ferring Asset Purchase Agreement, all revenues generated related to Vitaros outside of the United States have been reclassifed as discontinued operations. See note 2 for further details.
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
Product Sales Revenue
Historically, the Company’s product sales revenue was comprised of two components: sales of Vitaros to its former commercialization partners and sales of component inventory to its former manufacturing partners. The supply and manufacturing agreements with certain of its former commercialization partners for the manufacture and delivery of Vitaros prior to March 8, 2017, the closing date of the Ferring Asset Purchase Agreement, did not permit the Company’s former commercialization partners to return product, unless the product sold to the licensee partner was delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company deferred revenue recognition until the right of return no longer existed, which was the earlier of: (i) evidence that the product had been sold to an end customer or (ii) the right of return had expired. As such, the Company did not have a sales and returns allowance recorded during the three months ended March 31, 2017 or 2016.
Historically, sales of component inventory to the former manufacturing partners was accounted for on a net basis since these products were ultimately returned to the Company as finished goods and were then sold onto commercialization partners. Beginning in 2016, the majority of the Company’s former commercialization partners bought the finished goods directly from the manufacturers and therefore, the Company’s component sales were no longer recognized on a net basis. During the three months ended March 31, 2017, the Company recognized $0.1 million in revenues from component sales to its third party manufacturers, which is presented as discontinued operations in the current period.

Royalty Revenue
Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. Royalty revenue recognized during the three months ended March 31, 2017 and 2016 is presented as discontinued operations in the current statement of operations.
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
Income (Loss) Per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the same period. Diluted net income (loss) per share is computed by dividing net loss by the weighted average number of common shares and common equivalent shares outstanding during the same period. Common equivalent shares may be related to stock options, restricted stock, warrants or shares related to convertible notes. The Company excludes common stock equivalents from the calculation of diluted net loss per share when the effect is anti-dilutive. The following table presents the reconciliation between the basic and diluted net loss per share related to the continuing operations (in thousands except per share data):

	Three Months Ended March 31,
	2017	2016
Basic net loss per share from continuing operations
Net loss allocated to common stockholders	(3,404)	(2,514)
Weighted average common shares outstanding- basic	7,737	5,505
Net loss per share from continuing operations - basic	$(0.44)	$(0.46)
Diluted net loss per share from continuing operations
Net loss allocated to common stockholders- basic	$(3,404)	$(2,514)
Change in fair value of warrants	—	$2,800
Net loss allocated to common stockholders	$(3,404)	$(5,314)
Weighted average common shares outstanding- basic	7,737	$5,505
Dilutive securities	—	97
Weighted average common shares outstanding- diluted	7,737	5,602
Net loss per share from continuing operations - diluted	$(0.44)	$(0.95)

The following securities that could potentially decrease net income (loss) per share in the future are not included in the determination of diluted income (loss) per share as their effect is anti-dilutive:

	As of March 31,
	2017	2016
Outstanding stock options	406,825	552,817
Outstanding warrants	2,070,932	1,354,783
Restricted stock	585,500	22,468
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

The table below presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the three months ended March 31, 2016. No stock options were granted during the first quarter of 2017.

March 31, 2016
Risk-free interest rate	1.57%-1.78%
Volatility	72.35%-80.02%
Dividend yield	—%
Expected term	5.25-6.08 years
Forfeiture rate	11.33%
Weighted average grant date fair value	$7.60
A summary of the Company’s stock option activity under its stock option plans during the three months ended March 31, 2017 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	415	$17.23
Cancelled	(8)	$15.23
Outstanding as of March 31, 2017	407	$17.27
A summary of the Company’s restricted stock unit activity under its stock option plans during the three months ended March 31, 2017 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	115	$5.11
Granted	485	$1.28
Vested	(15)	$11.10
Unvested as of March 31, 2017	586	$1.79

During the first quarter of 2017, the Company granted approximately 0.5 million restricted stock units (“RSUs”) to its employees in order to retain and incentivize its employees to achieve its strategic objectives regarding Vitaros. One half of the RSUs will vest if the Company receives marketing approval of Vitaros in the United States by the FDA and the remaining half will vest on November 2018. The RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The RSUs granted to the Company’s officers are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$52	$64
General and administrative	232	291
Total	$284	$355
Segment Information
The Company operates under one segment which develops pharmaceutical products.

Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material effect on its condensed consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company is currently in the initial stages of evaluating its various contracts and revenue streams subject to these updates and is considering its method of adoption. It has not completed its assessment and therefore has not concluded on whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard simplifies income tax consequences and the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The Company adopted this ASU for the year ended December 31, 2016 and it had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this ASU for the year ended December 31, 2016 and it had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

2. FERRING ASSET PURCHASE AGREEMENT AND DISCONTINUED OPERATIONS

On March 8, 2017, the Company entered into the Ferring Asset Purchase Agreement, pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Company agreed to sell to Ferring its assets and rights (the “Purchased Assets”) related to the business of developing, marketing, distributing, and commercializing, outside the United States, the Company’s products currently marketed or in development, intended for the topical treatment of sexual dysfunction (the “Product Business”), including products sold under the name Vitaros (the “Products”). The Purchased Assets include, among other things, certain pending and registered patents and trademarks, contracts, manufacturing equipment and regulatory approvals relating to the Products outside of the United States. The Company retained the U.S. development and commercialization rights for Vitaros and a license from Ferring (the “Ferring License”) for intellectual property rights for Vitaros and other products which relate to development both within the United States and internationally.
Pursuant to the terms of the Ferring Asset Purchase Agreement, Ferring paid the Company $11.5 million in cash at closing and paid approximately $0.7 million for the value of inventory related to the Products in April 2017. The Company is eligible to receive two additional quarterly payments totaling $0.5 million for transition services, subject to certain limitations. The Company used a portion of the proceeds from the sale of the Purchased Assets to repay all amounts owed, including applicable termination fees, under the Credit Facility, which was approximately $6.6 million. The extinguishment of the Credit Facility was a stipulation of the Ferring Asset Purchase Agreement; however, since it was corporate debt, the loss on extinguishment was not offset against the gain on the sale of the Purchased Assets.
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

The total gain on sale of the Purchased Assets to Ferring consisted of the following:

Upfront payment received	$11,500
Payment receivable	709
Total proceeds from sale	$12,209
Carrying value of assets sold in sale	(1,578)
Liabilities transferred upon sale	1,186
Total gain on sale of Purchased Assets	$11,817
During the first quarter of 2017, the Company recorded a receivable of approximately $0.7 million for the amount to be received related to the inventory sold. The payment was received in April 2017. The Ferring Asset Purchase Agreement was treated as a sale of business and the total proceeds from the sale were allocated to the Purchased Assets. The $0.5 million related to the future transition services payments will be presented as discontinued operations in the period in which it is recognized.

Discontinued Operations
The carrying amounts of the assets and liabilities of the Company’s discontinued operations as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$348	$530
Inventories	—	764
Prepaid expenses and other current assets	855	76
Current assets of discontinued operations	1,203	1,370
Property and equipment, net	—	842
Total assets of discontinued operations	$1,203	$2,212

Accounts payable	241	274
Accrued expenses	581	1,834
Total liabilities of discontinued operations	$822	$2,108
The operating results of the Company’s discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Product sales	$143	$259
Royalty revenue	221	367
Cost of goods sold	(74)	(233)
Operating expenses	(614)	(384)
Other expense	(16)	—
Gain on sale	11,817	—
Income from discontinued operations	$11,477	$9
Product sales, royalty revenue and cost of goods sold all relate to the sale of Vitaros product outside of the United States. Pursuant to the Ferring Asset Purchase Agreement, the Company sold all of its rights to these assets and recognized product sales during the first quarter of 2017 related to the sales from January 1, 2017 through the completion of the sale, on March 8, 2017. The Company recorded product sales of $0.1 million and related cost of goods sold of $0.07 million for this time period.
Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. The Company recorded $0.2 million in royalty revenue during the first quarter of 2017 related to sales of Vitaros during the fourth quarter of 2016.
Operating expenses for the current period include primarily patent and legal fees and accounting expenses incurred in connection with the Ferring Asset Purchase Agreement.

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
Upon the FDA’s approval of a new drug application for Vitaros in the United States, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, the Company is eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a high double-digit royalty in the ten to twenty percent range on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, the Company may commercialize the product and in return will pay Allergan a high double-digit royalty in the ten to twenty percent range on its net sales of the product.
Since the intangibles acquired in the license agreement do not have alternative future use, all costs incurred including the upfront payment, were treated as research and development expense.
No payments were due to have been paid to Allergan during the year ended December 31, 2016 or the three month period ended March 31, 2017.
4. OTHER FINANCIAL INFORMATION
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2017	December 31, 2016
Professional fees	$315	$783
Deferred compensation	90	134
Outside research and development services	11	142
Other	129	177
	$545	$1,236
5. DEBT
Credit Facility
On October 17, 2014 (the “Closing Date”), the Company entered into the Credit Facility with the Lenders, pursuant to which the Lenders agreed, subject to certain conditions, to make term loans totaling up to $10.0 million available to the Company. The first $5.0 million term loan was funded on the Closing Date. A second term loan of $5.0 million was funded at the Company’s request on July 23, 2015. The first and second term loans had annual interest rates of 7.95% and 8.01%, respectively. The repayment schedule provided for interest-only payments in arrears until November 2015, followed by consecutive equal monthly payments of principal and interest in arrears through the original maturity date, which was October 1, 2018 (the “Maturity Date”).
On the Closing Date, the Company issued warrants to purchase up to an aggregate of 19,380 shares of common stock at an exercise price of $12.90 per share to the Lenders. On July 23, 2015, in connection with the funding of the second term loan, the Company issued additional warrants to purchase up to an aggregate of 15,244 shares of common stock at an exercise price of $16.40 per share to the Lenders. The warrants were exercisable upon issuance and expire ten years from their dates of issuance. The warrants were classified in equity since they do not include provisions that would require the Company to repurchase its shares or cash settle, among other factors that would require liability classification. The fair value of the warrants at issuance of approximately $0.1 million was initially recorded as a discount to the principal balance and was being amortized over the life of the Credit Facility using the effective interest method. As a result of the prepayment of the Credit Facility in March 2017, the remaining discount was also written off.
On March 8, 2017, pursuant to the Ferring Asset Purchase Agreement, the Company repaid to the Lenders all amounts due and owed in full under the Credit Facility. Per the Credit Facility, the Company was subject to a prepayment fee of up to 3% since prepaying the outstanding balance of the term loans in full prior to the Maturity Date. Upon repayment of each term loan, the Company was also required to make a final payment to the Lenders equal to 6% of the original principal amount of each term loan. This final payment had been partially accreted over the life of the Credit Facility using the effective interest method. The final payment included the outstanding balance of the term loans in full as well as (i) a prepayment fee of approximately 2%, or $0.1 million, (ii) a final payment equal to 6% of the original principal amount of each term loan, or $0.6 million, and (iii) per diem interest of approximately $0.05 million, for a total payment of $6.6 million.

The Company’s notes payable balance as of March 31, 2017 was zero as the balance had been paid in full. As of December 31, 2016 the notes payable balance consisted of the following (in thousands):

December 31, 2016
Notes payable, principal	$6,392
Add: accretion of final payment fee	378
Less: unamortized debt discount	(120)
6,650
Less: current portion of notes payable, net	(6,650)
$—
Pursuant to the terms of the Credit Facility, the Lenders had a senior-secured lien on all of the Company’s current and future assets, other than its intellectual property. The Lenders had the right to declare the term loans immediately due and payable in an event of default under the Credit Facility, which included, among other things, a material adverse change in the Company’s business, operations, or financial condition or a material impairment in the prospect of repayment of the term loan. As of December 31, 2016, the Company was in compliance with all covenants under the Credit Facility and had not received any notification or indication from the Lenders of an intent to declare the loan due prior to maturity. However, due to the Company’s cash flow position and the substantial doubt about its being able to continue as a going concern at the time, the entire principal amount of the Credit Facility was presented in short-term liabilities for the period ended December 31, 2016.
The debt issuance costs, accretion of the final payment and amortization of the warrants were formerly included in interest expense in the Company’s condensed consolidated statements of operations prior to the Ferring Asset Purchase Agreement. The Company recognized interest expense related to the Credit Facility of $0.1 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively. Although the extinguishment of the debt was a closing condition of the Ferring Asset Purchase Agreement, since the Credit Facility was related to corporate debt, the loss on extinguishment and related interest expense is presented on the condensed consolidated statements of operations as continuing operations.

6. STOCKHOLDERS' EQUITY
Common Stock Offerings
April 2017 Financing & Warrant Amendment

On April 26, 2017, the Company completed the April 2017 Financing for net proceeds of approximately $6.2 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, excluding the proceeds, if any, from the exercise of the warrants issued in the offering. Pursuant to the underwriting agreement with the Underwriter, the Company sold to the Underwriter an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. The Company does not currently have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants, and as a result, the warrants will become exercisable only following the Company's announcement that it has received stockholder approval of the Charter Amendment and the Charter Amendment has become effective. The warrants will expire five years from the date the warrants are first exercisable and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, the Company issued to the underwriters warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants being sold concurrently to the investors in the offering, except that the Underwriter Warrants will have a term of no greater than five years from the effective date of the related prospectus and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, the Company entered into a warrant amendment with the holders of the Company’s warrants to purchase common stock of the Company, issued in the September 2016 Financing as described below, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants become exercisable was changed to the effective date of the Charter Amendment.

September 2016 Financing

In September 2016, the Company completed the September 2016 Financing, which was a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.45 per share with a group of investors.  Concurrently in a private placement, for each share of common stock purchased by each investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock (the “Private Placement Warrants”). Initially, the Private Placement Warrants had an exercise price of $4.50 per share, were exercisable six months from the initial issuance date, and would expire five and a half years from the initial issuance date.  The aggregate gross proceeds from the sale of the common stock and warrants was approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses was approximately $3.2 million. In connection with this transaction, the Company issued to the placement agent warrants to purchase up to 54,123 shares of common stock sold in this offering (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Private Placement Warrants, except that initially, the Placement Agent Warrants had an exercise price of $4.3125 per share and would expire five years from the initial issuance date. The Private Placement Warrants and the Placement Agent Warrants were accounted for as a liability and fair-valued at the issuance date. Out of the total gross proceeds, $1.6 million was allocated to the Private Placement Warrants based on their fair value, and the rest was allocated to the common stock and recorded in equity. Also, in connection with the transaction, the Company incurred cash-based transaction costs of approximately $0.5 million and non-cash transaction costs of $0.1 million related to the fair value of the Placement Agent Warrants. These costs were allocated between the warrant liability and the equity based on their relative values at the issuance date. The transaction costs that were allocated to the warrant liability of approximately $0.3 million were expensed and included in Other Financing Expenses on the condensed consolidated statements of operations and the transaction costs of approximately $0.4 million related to the common stock were netted against the proceeds allocated to the common stock shares in equity.

The total initial $1.7 million fair value of the Private Placement Warrants and the Placement Agent Warrants was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liabilities. The Private Placement Warrants were initially valued using assumptions of a 5.5 year expected term, a 73.7% volatility, a 0.0% annual rate of dividends and a 1.2% risk-free interest rate. The Placement Agent Warrants were initially valued using assumptions of a 5.0 year expected term, a 74.8% volatility, a 0.0% annual rate of dividends and a 1.1% risk-free interest rate. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

In connection with the April 2017 Financing, the Private Placement Warrants and the Placement Agent Warrants were amended to reduce the exercise price from $4.50 and $4.3125 to $1.55 for each. In addition, the terms surrounding the ability to issue these warrants were amended so that, by no circumstance or by any event outside of the Company’s control, can these awards be cash settled. These Private Placement Warrants and the Placement Agent Warrants become exercisable on the effective date of the Charter Amendment and expire five years from the effective date of the Charter Amendment.

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent condensed consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Since the inception of the Aspire Purchase Agreement through March 31, 2017, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of May 4, 2017, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016 and April 2017 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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
The warrants issued in connection with the January 2016 financing (the “January 2016 Warrants”) occurred in separate closings in January 2016 and March 2016 and gave rights to purchase up to 568,184 total shares of the Company’s common stock at an exercise price of $8.80 per share. The total initial $4.8 million fair value of the warrants on their respective closing dates was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liabilities. The warrants issued in January 2016 and March 2016 were initially valued using assumptions of expected terms of 7.0 years, volatilities of 101.9% and 99.4%, respectively, annual rate of dividends of 0.0%, and risk-free interest rates of 1.6% and 1.4%, respectively. Fees and expenses of approximately $0.2 million were allocated to the warrant liability and expensed in Other Financing Costs. The remaining expenses were netted against the proceeds allocated to the common stock shares in equity. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. These warrants became exercisable in July 2016 and September 2016 and have expiration dates of January 2023 and March 2023, respectively.
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
The warrants issued in connection with the February 2015 financing (the “February 2015 Warrants”) gave rights to purchase up to 302,199 shares of its common stock at an exercise price of $18.20 per share. The initial $5.1 million fair value of the warrants on the transaction date was determined using the Black-Scholes option pricing model and was recorded as the initial carrying value of the common stock warrant liability. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations. The February 2015 Warrants became exercisable in July 2016 and have an expiration date of January 2023.
Pursuant to the January 2016 financing, the exercise price of the February 2015 Warrants was reduced from $18.20 per share to $8.80 per share. The modification to the February 2015 warrants resulted in a charge to other financing costs of approximately $0.7 million in 2016.
As of March 31, 2017, the total aggregate fair value of the warrant liability, or the Private Placement Warrants, the Placement Agent Warrants, the January 2016 Warrants and the February 2015 Warrants, was $1.9 million.
Warrants
A summary of warrant activity during the three months ended March 31, 2017 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	2,317,846	$15.19	4.6
Cancelled	(246,914)	52.50	—
Outstanding as of March 31, 2017	2,070,932	$10.74	4.8
Exercisable as of March 31, 2017	2,070,932	$10.74	4.8
In connection with the funding of the first and second term loans under the Credit Facility, the Company issued warrants to purchase up to an aggregate of 19,380 and 15,244 shares of common stock, respectively, at exercise prices of $12.90 and $16.40 per share, respectively, to the Lenders. The warrants were exercisable upon issuance and expire ten years from their dates of issuance. The warrants were classified in equity since they do not include provisions that would require the Company to repurchase its shares or cash settle, among other factors that would require liability classification.
The following table shows the number of outstanding warrants by exercise price and date of expiration as of March 31, 2017:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
300,000	$34.00	May 2018
54,123	$4.31	September 2021
811,802	$4.50	March 2022
428,620	$8.80	January 2023
441,763	$8.80	March 2023
19,380	$12.90	October 2024
15,244	$16.40	July 2025
2,070,932

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the United States Securities and Exchange Commission (“SEC”) on March 9, 2017. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding our ability to transition our ex-U.S. assets and rights related to Vitaros to Ferring International Center S.A. (“Ferring”), the timing of regulatory submission and approval of Vitaros in the United Sates, if any, our plans for life-cycle development programs for Vitaros, our development and partnering plans for RayVa, our plans to reduce operating expenses and achieve profitability, including projected 2017 cost savings, our strategic objectives, including efforts to regain compliance with NASDAQ listing standards, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, the risk that we fail to provide the transition services as required by the transition services agreement with Ferring, competition in the erectile dysfunction market and other markets in which we operate, our ability to further develop Vitaros, such as delivery device improvements, our ability to carry out further clinical studies for Vitaros, if required, as well as the timing and success of the results of such studies, our ability to achieve U.S. and EU Orphan Designation for RayVa, the failure to meet NASDAQ continued listing requirements which could result in our common stock being delisted from the exchange, our ability to retain and attract key personnel, our ability to raise additional funding that we may need to continue to pursue its commercial and development plans, our ability to secure an ex-U.S. strategic partner for RayVa, our ability to enter into partnering agreements or raise financing on acceptable terms, if at all; successful completion of clinical development programs, the timing of resubmission of a revised NDA for Vitaros to the Food and Drug Administration (“FDA”), regulatory review and approval by the FDA and similar regulatory bodies, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in Part II below, many of which are outside our control.

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
Vitaros™ is our trademark in the United States, which is pending registration and subject to our agreement with Warner Chilcott Company, Inc., now a subsidiary of Allergan plc (“Allergan”). Vitaros is a registered trademark of Ferring in certain countries outside of the United States. In addition, we own trademarks for NexACT® and RayVa™. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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
On March 8, 2017, we entered into an asset purchase agreement with Ferring (the “Ferring Asset Purchase Agreement”), pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory in April 2017. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations.
Our Product Candidates
Vitaros
Vitaros (alprostadil) is a topically-applied cream formulation of alprostadil, which is designed to dilate blood vessels. This combined with NexACT, our proprietary permeation enhancer, increases blood flow to the penis, causing an erection. Vitaros is currently in development in the United States for the treatment of ED and approved and commercialized in certain countries outside of the United States. Allergan owns the rights to Vitaros in the United States and in September 2015, we entered into an agreement with Allergan to license the U.S. development and commercialization rights for Vitaros. Pursuant to the Ferring Asset Purchase Agreement, Ferring now owns the rights to Vitaros outside of the United States.
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
RayVa
RayVa is our product candidate for the treatment of Raynaud's Phenomenon associated with scleroderma (systemic sclerosis). RayVa is a topically-applied cream formulation of alprostadil designed to dilate blood vessels, which is combined with our proprietary permeation enhancer NexACT, and applied on-demand to the affected extremities.
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

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through March 31, 2017, we had an accumulated deficit of approximately $308.2 million and recorded net income of approximately $8.1 million and negative cash flows from operations for the three months ended March 31, 2017. While we believe we have enough cash to fund our operations through the third quarter of 2018, our history and other factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.
On April 26, 2017, we completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $6.2 million, after deducting the underwriting discounts and commissions and our estimated offering expenses, excluding the proceeds, if any, from the exercise of the warrants issued in the offering. Pursuant to the underwriting agreement with H.C. Wainwright & Co., LLC (the “Underwriter”), we sold to the Underwriter an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. We do not currently have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants, and as a result, the warrants will become exercisable only following our announcement that we have received stockholder approval of the proposed amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “Charter Amendment”) and the Charter Amendment has become effective. The warrants will expire five years from the date the warrants are first exercisable and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, we issued to the underwriters warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants being sold concurrently to the investors in the offering, except that the Underwriter Warrants will have a term of no greater than five years from the effective date of the related prospectus and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, we entered into a warrant amendment with the holders of our warrants to purchase common stock, issued in the September 2016 Financing as described below, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants become exercisable was changed to the effective date of the Charter Amendment.

On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). See “Ferring Asset Purchase Agreement” below for additional information.

In September 2016, we completed a registered direct offering of 1,082,402 shares of common stock for gross proceeds of approximately $3.7 million (the “September 2016 Financing”). Concurrently in a private placement, for each share of common stock purchased by an investor, such investor received from us an unregistered warrant to purchase three quarters of a share of common stock. See note 6 to our condensed consolidated financial statements for further description.

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

Pursuant to the Aspire Purchase Agreement, in no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. Through March 31, 2017, we issued a total of 455,064 shares for gross proceeds of $1.2 million. As of May 4, 2017, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with the September 2016 and April 2017 Financings, we agreed not to make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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
As of March 31, 2017, we had cash and cash equivalents of approximately $3.8 million. During the first quarter of 2017, we received additional cash of $11.5 million upon the closing of the Ferring Asset Purchase Agreement. In addition to the upfront payment received, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory in April 2017. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. Also in April 2017, we completed the April 2017 Financing for net proceeds of approximately $6.2 million.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of May 4, 2017, we had approximately $74.1 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of May 4, 2017, our public float was approximately $31.9 million based on 11.3 million shares of our common stock outstanding at a price of $2.83 per share, which was the closing sale price of our common stock on March 13, 2017. Since our public float is currently less than $75.0 million, as of May 4, 2017, we may only sell an aggregate of approximately $10.6 million of securities under our shelf registration statements on Form S-3. Through May 4, 2017, we have sold $1.2 million through the Aspire Purchase Agreement and $3.7 million in the September 2016 Financing, leaving approximately $5.7 million available for sale under our shelf registration statement. The common shares, warrants and warrant shares in the April 2017 Financing were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

We still maintain the ability to raise funds through other means, such as through additional public or private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations;

•	our ability to maintain compliance with the listing requirements of The NASDAQ Capital Market;

•
the timing and outcome of our new drug application (“NDA”) resubmission for Vitaros, and any additional development requirements imposed by the U.S. Food and Drug Administration (“FDA”) in connection with such resubmission;

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

•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;

•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•	the restrictions from using our committed equity financing facility with Aspire Capital until April 2018;

•
the trading price of our common stock being above the $1.00 closing floor price that is required for us to use the committed equity financing facility with Aspire Capital and the restrictions from using such facility when it becomes available in April 2018;

•	the trading price of our common stock; and

•	our ability to increase the number of authorized shares outstanding to facilitate future financing events.
Although we believe the proceeds from the closing of the Ferring Asset Purchase Agreement and the April 2017 Financing are sufficient to fund our operations through the third quarter of 2018, we may need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, and/or the completion of a licensing transaction for one or more of our pipeline assets. However, our expenses will be significantly reduced as a result of the Ferring Asset Purchase Agreement. Management’s operating plan is now focused almost entirely on the resubmission of the Vitaros NDA during the third quarter of 2017. As part of this plan, we expect minimal expenditures for ongoing scientific research, product development and clinical research. While management is pursuing its near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of an alternative operating plan and the initiation of further cost reductions.
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
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes during the three months ended March 31, 2017.
Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.
Results of Operations
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended March 31,		2017 vs 2016
	2017	2016	$ Change	% Change
Operating expense
Research and development	$412	$2,602	$(2,190)	(84)%
General and administrative	1,441	2,224	(783)	(35)%
Total operating expense	1,853	4,826	(2,973)	(62)%
Loss from operations	$(1,853)	$(4,826)	$2,973	(62)%
Research and Development Expenses from Continuing Operations
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $2.2 million decrease in research and development expense during the three months ended March 31, 2017, as compared to the same period in the prior year, resulted primarily from decreases in outside services related to the development of fispemifene, U.S. Vitaros and RayVa. We expect to continue to incur additional expenses in 2017 related primarily to resubmission of an NDA for Vitaros in the United States, as well as personnel-related expenses.

General and Administrative Expenses from Continuing Operations
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $0.8 million during the three months ended March 31, 2017, respectively, as compared to the same period of the prior year. This decrease was primarily due to lower professional services expenses, such as legal, accounting, and investor relations expenses.
Other Income and Expense from Continuing Operations
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2017 vs 2016
	2017	2016	$ Change	% Change
Other (expense) income
Interest expense, net	$(95)	$(279)	$184	(66)%
Loss on extinguishment of debt	(422)	—	(422)	N/M
Change in fair value of warrant liability	(1,008)	2,800	(3,808)	(136)%
Other financing expenses	—	(205)	205	(100)%
Other expense, net	(26)	(4)	(22)	550%
Total other (expense) income	$(1,551)	$2,312	$(3,863)	(167)%
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

In connection with our September 2016 equity financing, we issued warrants to the investors and to the placement agent to purchase up to 811,802 shares and 54,123 shares, of our common stock at an exercise price of $4.50 and $4.3125 per share, respectively (“the September 2016 Private Placement Warrants” and the “September 2016 Placement Agent Warrants”). Pursuant to the April 2017 Financing, the Private Placement Warrants and the Placement Agent Warrants were amended to reduce the exercise price from $4.50 and $4.3125, respectively, to $1.55 for each. These Private Placement Warrants and the Placement Agent Warrants become exercisable and expire five years from the effective date of the Charter Amendment.

The initial fair value of the February 2015 Warrants, January 2016 Warrants, the September 2016 Private Placement Warrants and the September 2016 Placement Agent Warrants of $5.1 million, $4.8 million, $1.6 million and $0.1 million, respectively, were determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations (see notes 1 and 6 to our condensed consolidated financial statements for further details). The positive change in fair value of warrant liability is due to the decrease in the Company’s stock price for all periods presented.

Discontinued Operations
The operating results from our discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Product sales	$143	$259
Royalty revenue	221	367
Cost of goods sold	(74)	(233)
Operating expenses	(614)	(384)
Other expense	(16)	—
Gain on sale	11,817	—
Income from discontinued operations	$11,477	$9
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory in April 2017. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under the Credit Facility with the Lenders.
As a result of the Ferring Asset Purchase Agreement, all product sales revenue, royalty revenue and cost of goods sold have been reflected as discontinued operations for all periods presented. In addition, operating expenses, such as the transaction costs directly related to the Ferring Asset Purchase Agreement, have been presented as discontinued operations.
We will record additional royalty revenue in the second quarter of 2017 related to sales of Vitaros outside of the U.S during the first quarter 2017 and will present this revenue as discontinued operations. Additionally, we will present the transition services payments as discontinued operations in the period in which they are recognized.

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities from continuing operations	$(1,192)	$(5,065)
Net cash provided by investing activities from continuing operations	—	94
Net cash (used in) provided by financing activities from continuing operations	(7,129)	9,191
Net cash provided by (used in) discontinued operations	9,996	(1,200)
Net increase in cash	$1,675	$3,020

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations of $1.2 million during the three months ended March 31, 2017 was primarily due to a net loss from continuing operations of $3.4 million net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $1.0 million, stock-based compensation expense of $0.3 million, and the loss on extinguishment of debt of $0.4 million.

Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations of $7.1 million during the three months ended March 31, 2017 was due to the repayment of our Credit Facility of $6.6 million as a closing condition of the Ferring Asset Purchase Agreement.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a15(f). Our internal control over financial reporting is a process designed, under the supervision and, with the participation of our CEO who serves as our principal executive officer and principal financial officer, overseen by our Board of Directors and implemented by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of March 31, 2017, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 13, 2017:
Risks Related to the Company
As a result of our sale of assets to Ferring, we do not expect to generate revenue for the foreseeable future and we may not be successful in executing on our near-term business strategy to solely focus on the U.S. Vitaros NDA resubmission.
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. Following the Ferring Asset Purchase Agreement, we will no longer have the ability to generate revenues from operations unless and until we file an NDA with the FDA for Vitaros, receive approval of such NDA and successfully commercialize Vitaros in the United States alone or with partners. There can be no assurance that the proceeds from the Ferring Asset Purchase Agreement will be sufficient for us to submit the Vitaros NDA, and we will need to raise additional capital to fund our operations even if we do ultimately receive approval of the NDA. In addition, our future growth will depend on our ability to successfully implement our strategy to focus solely on the Vitaros in the United States, as well as RayVa. If we are unable to successfully execute on this business strategy, our business, financial condition, results of operations and prospects would be materially and adversely affected.
We expect to continue to require external financing to fund our operations, which may not be available. *
We expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all.
As of March 31, 2017, we had cash and cash equivalents of approximately $3.8 million. In April 2017, we completed a public offering and raised net proceeds of approximately $6.2 million. On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $11.5 million. In addition to the upfront payment received, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory. We are also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations. As part of the Ferring Asset Purchase Agreement, we have agreed to indemnify Ferring against losses suffered as a result of our breach of representations and warranties and our other obligations under our asset purchase agreement, and therefore may be liable for a portion of the consideration we received from Ferring.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Our ability to sell shares using our Form S-3 shelf registration statement is limited by both the amount remaining “on the shelf” and by our public float. As of May 4, 2017, we had approximately $74.1 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of May 4, 2017, our public float was approximately $31.9 million based on 11.3 million shares of our common stock outstanding at a price of $2.83 per share, which was the closing sale price of our common stock on March 13, 2017. Since our public float is currently less than $75.0 million, as of May 4, 2017, we may only sell an aggregate of approximately $10.6 million of securities under our shelf registration statements on Form S-3. Through May 4, 2017, we have sold $1.2 million through the Aspire Purchase Agreement and $3.7 million in the September 2016 Financing, leaving approximately $5.7 million available for sale under our shelf registration statement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.
In addition, our stock price must be $1.00 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. In no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the date we entered into Aspire Purchase Agreement) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. As of May 4, 2017, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with our September 2016 and April 2017 Financings, we agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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
We only began generating revenues from the commercialization of Vitaros in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $308.2 million from our inception through March 31, 2017. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future.
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
There is substantial doubt concerning our ability to continue as a going concern.*
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. In April 2017, we completed a public offering for net proceeds of approximately $6.2 million. While we believe we have sufficient cash to fund our operations through the third quarter of 2018, our history and other operating circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of March 31, 2017, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed on March 13, 2017, includes a going concern explanatory paragraph. Management plans to raise additional funds with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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

On June 2, 2016, we received a notice from NASDAQ stating that we were not in compliance with NASDAQ Listing Rule 5550(b)(2) because our market value of listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days. In accordance with NASDAQ Marketplace Rule 5810(c)(3), we were granted a 180 calendar day compliance period until November 29, 2016, to regain compliance with the minimum MVLS requirement. Compliance can be achieved by meeting the $35 million MVLS requirement for a minimum of 10 consecutive business days during the 180 calendar day compliance period, maintaining a stockholders’ equity value of at least $2.5 million, or meeting the requirement of net income of at least $500,000 for two of the last three fiscal years. On February 8, 2017, we were notified that our request for continued listing on NASDAQ pursuant to an extension through May 30, 2017 to evidence compliance with all applicable criteria for continued listing on NASDAQ was granted. On May 2, 2017, the Company was notified by NASDAQ that it had evidenced full compliance with all criteria for continued listing on the NASDAQ Stock Market and the matter has now been closed.
Despite this, there is no guarantee that we will be able to comply with the applicable continued listing requirements in the future. In the event that our Common Stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our Common Stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange. In addition, following delisting, unless our shares of Common Stock were immediately thereafter trading on the OTC Bulletin Board or the OTCQB or OTCQX market places of the OTC Markets, we would no longer be able to sell shares to Aspire Capital under the Purchase Agreement.
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

2.1†
Stock Purchase Agreement, dated December 15, 2011, by and among Apricus Biosciences Inc., TopoTarget A/S, and TopoTarget USA, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2012).

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

3.7
Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8
Certificate of Amendment to Amended and Restated Articles of Incorporation of Apricus Biosciences, Inc., dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9
Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).

3.10
Fourth Amended and Restated Bylaws, dated December 18, 2012 (incorporated herein by reference to Exhibit 3.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

3.11
Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.12
Amendment to the Fourth Amended and Restated Bylaws of Apricus Biosciences, Inc., dated January 11, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

3.13
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

4.7	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

4.9	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

10.1
Asset Purchase Agreement, dated March 8, 2017, by and between Ferring International Center S.A. and Apricus Biosciences, Inc., NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and NexMed International Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

10.2
License Agreement, dated March 8, 2017, by and between Apricus Biosciences, Inc. and Ferring International Center S.A. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

10.3
Transition Services Agreement, dated March 8, 2017, by and between Apricus Biosciences, Inc. and Ferring International Center S.A. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

†    Confidential treatment has been requested for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: May 11, 2017	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary