Form 10-Q
period 2017-06-30
APRICUS BIOSCIENCES, INC.
filed 2017-08-02
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 28, 2017, 12,783,761 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash	$7,821	$2,087
Prepaid expenses and other current assets	322	177
Current assets of discontinued operations	506	1,370
Total current assets	8,649	3,634
Property and equipment, net	121	164
Other long term assets	45	60
Noncurrent assets of discontinued operations	—	842
Total assets	$8,815	$4,700

Liabilities and stockholders’ equity (deficit)
Current liabilities
Note payable, net	$—	$6,650
Accounts payable	140	686
Accrued expenses	716	1,236
Accrued compensation	657	614
Current liabilities of discontinued operations	331	2,108
Total current liabilities	1,844	11,294
Warrant liabilities	339	846
Deferred rent	60	76
Total liabilities	2,243	12,216

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2017 and December 31, 2016	$—	$—
Common stock, $.001 par value, 30,000,000 shares authorized, 12,783,761 and 7,733,205 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	13	8
Additional paid-in-capital	316,268	308,784
Accumulated deficit	(309,709)	(316,308)
Total stockholders’ equity (deficit)	6,572	(7,516)
Total liabilities and stockholders’ equity (deficit)	$8,815	$4,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expense
Research and development	$839	$2,503	$1,266	$5,104
General and administrative	1,602	2,122	3,043	4,328
Total operating expense	2,441	4,625	4,309	9,432
Loss before other income (expense)	(2,441)	(4,625)	(4,309)	(9,432)
Other income (expense)
Interest income (expense), net	3	(258)	(92)	(537)
Loss on extinguishment of debt	—	—	(422)	—
Change in fair value of warrant liability	716	1,637	(292)	4,437
Other financing expenses	—	—	—	(205)
Other expense, net	—	(7)	(26)	(11)
Total other income (expense)	719	1,372	(832)	3,684
Loss from continuing operations	(1,722)	(3,253)	(5,141)	(5,748)
Income (loss) from discontinued operations	248	(85)	11,740	(95)
Net income (loss)	$(1,474)	$(3,338)	$6,599	$(5,843)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.15)	$(0.53)	$(0.54)	$(0.98)
Discontinued operations	$0.02	$(0.01)	$1.23	$(0.02)
Total earnings (loss) per share	$(0.13)	$(0.54)	$0.69	$(1.00)

Weighted average common shares outstanding for basic and diluted earnings (loss) per share	11,335	6,182	9,547	5,843
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,599	$(5,843)
Net income (loss) from discontinued operations	11,740	(95)
Net loss from continuing operations	(5,141)	(5,748)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	77	145
Non-cash interest expense	56	194
Stock-based compensation expense	572	1,094
Warrant liabilities revaluation	292	(4,437)
Loss on debt extinguishment	422	—
Other financing expenses	—	205
Changes in operating assets and liabilities from continuing operations:
Prepaid expenses and other current assets	(145)	218
Other assets	14	22
Accounts payable	(547)	401
Accrued expenses	(478)	(513)
Accrued compensation	43	(383)
Deferred compensation	—	(90)
Other liabilities	(16)	20
Net cash used in operating activities from continuing operations	(4,851)	(8,872)
Cash flows from investing activities from continuing operations:
Release of restricted cash	—	280
Purchase of fixed assets, net	—	(18)
Net cash provided by investing activities from continuing operations	—	262
Cash flows from financing activities from continuing operations:
Issuance of common stock and warrants, net of offering costs	6,078	9,605
Repayment of capital lease obligations	—	(3)
Repayment of notes payable	(7,129)	(1,526)
Net cash (used in) provided by financing activities from continuing operations	(1,051)	8,076
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(114)	(630)
Net cash provided by investing activities of discontinued operations	11,750	—
Net cash provided by (used in) discontinued operations	11,636	(630)
Net increase (decrease) in cash	5,734	(1,164)
Cash, beginning of period	2,087	3,887
Cash, end of period	$7,821	$2,723
Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$354
Non-cash investing and financing activities:
Issuance of restricted stock	$—	$249
Accrued transaction costs for 2017 financing activities	$(135)	$—
Issuance of placement agent warrants	$176	$—
Reclassification of warrant liabilities to equity	$798	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2016	7,733	$8	$308,784	$(316,308)	$(7,516)
Stock-based compensation expense	—	—	572	—	572
Issuance of common stock due to the vesting of restricted stock	21	—	—	—	—
Issuance of common stock and warrants, net of offering costs	5,030	5	6,114	—	6,119
Reclassification of warrant liabilities to equity	—	—	798	—	798
Net income	—	—	—	6,599	6,599
Balance as of June 30, 2017	12,784	$13	$316,268	$(309,709)	$6,572

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

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $309.7 million and working capital of $6.8 million as of June 30, 2017 and reported net income of approximately $6.6 million and negative cash flows from operations for the six months ended June 30, 2017. While the Company believes it has enough cash to fund its current operating plans through the third quarter of 2018, the Company’s history and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of June 30, 2017, the Company had cash and cash equivalents of approximately $7.8 million.

On April 26, 2017, the Company completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $5.9 million,  after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. Pursuant to the underwriting agreement with H.C. Wainwright & Co., LLC (the “Underwriter”), the Company sold to the Underwriter an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. At the time of the offering closing, the Company did not have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants. The sufficient number of authorized common stock became available on May 17, 2017 when the Company received stockholder approval of the proposed amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “Charter Amendment”) and the Charter Amendment became effective on that date. The warrants will expire five years from May 17, 2017, the date the warrants became exercisable, and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, the Company issued to the underwriters warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants being sold concurrently to the investors in the offering, except that the Underwriter Warrants have a term of five years from the effective date of the related prospectus, or April 20, 2017, and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, the Company entered into a warrant amendment with the holders of the Company’s warrants to purchase common stock of the Company, issued in the September 2016 Financing as described below, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants became exercisable was changed to the effective date of the Charter Amendment, or May 17, 2017.

On March 8, 2017, the Company entered into an asset purchase agreement (the “Ferring Asset Purchase Agreement”) with Ferring International Center S.A. (“Ferring’), pursuant to which it sold to Ferring its assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to an upfront payment of $11.5 million, Ferring paid the Company approximately $0.7 million for the delivery of certain product-related inventory and $0.25 million related to transition services. The Company is eligible to receive a second quarterly payment of $0.25 million related to transition services, subject to certain limitations, during the third quarter of 2017. The Company has retained the U.S. development and commercialization rights for Vitaros, which the Company has in-licensed from Allergan plc (“Allergan”). The Company used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under its Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).

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

In July 2016, the Company and Aspire Capital Fund, LLC (“Aspire Capital”) entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”), which provides that Aspire Capital is committed to purchase, if the Company chooses to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement can be terminated at any time by the Company by delivering notice to Aspire Capital. On July 5, 2016 (the “Aspire Closing Date”), the Company delivered to Aspire Capital a commitment fee of 151,899 shares of the Company’s common stock at a value of $0.6 million (the “Commitment Shares”) in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 253,165 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. Through June 30, 2017, 455,064 shares of the Company’s common stock have been sold for gross proceeds of $1.2 million. However, in connection with the September 2016 and April 2017 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing, which prohibition will run through April 20, 2018.
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
The Company currently has an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2017, the Company had approximately $74.1 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of June 30, 2017, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

In May 2016, the Company received notice from NASDAQ indicating that it was not in compliance with NASDAQ Listing Rule 5550(a)(2) because the closing bid price for its Common Stock had been below $1.00 per share for the previous thirty (30) consecutive business days. In October 2016, the Company regained compliance with NASDAQ Listing Rule 5550(a)(2) by effecting a 1-for-10 reverse stock split of its common stock.
In June 2016, the Company received notice from NASDAQ indicating that it was not in compliance with NASDAQ Listing Rule 5550(b)(2) because the market value of the Company’s listed securities (“MVLS”) was below $35 million for the previous thirty (30) consecutive business days and in November 2016, the Company received a further notice from NASDAQ that it was subject to delisting for failing to meet the continued listing requirements in Rule 5550(b)(2). Such delisting was stayed when the Company requested a hearing with the NASDAQ hearings panel, after which the Company was granted a grace period to regain compliance. Under Rule 5550(b)(2), compliance can be achieved in several ways, including meeting the $35 million MVLS requirement, maintaining a stockholder’s equity value of at least $2.5 million or having net income of at least $500,000 for two of the last three fiscal years. On May 2, 2017, the Company was notified that it had evidenced full compliance with all criteria for continued listing on the NASDAQ Capital Market, including the minimum stockholders’ equity requirement.
Notwithstanding the proceeds from the closing of the Ferring Asset Purchase Agreement and the proceeds from the April 2017 Financing, in order to fund its operations during the next twelve months from the issuance date, the Company may need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or the completion of a licensing transaction for one or more of the Company’s pipeline assets. Specifically, expenses have been significantly reduced as a result of the closing of the Ferring Asset Purchase Agreement. Management has an operating plan in place that focuses almost entirely on the resubmission of the Vitaros NDA during the third quarter of 2017. As part of this plan, there are minimal expenditures for ongoing scientific research, product development or clinical research.
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

The warrants issued in connection with the September 2016 financing were reclassified from warrant liabilities to stockholders’ equity as a result of an amendment to such warrants executed as part of the April 2017 Financing. The warrants issued in September 2016 were amended so that, under no circumstance or by any event outside of the Company’s control, can these awards be cash settled. As a result, such warrants are no longer accounted for as liabilities.
The Company holds other equity-classified warrants in addition to the September 2016 warrants. See note 6 for further details.
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
The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis (in thousands) as of June 30, 2017 and December 31, 2016:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liabilities
Balance as of June 30, 2017	$—	$—	$339	$339
Balance as of December 31, 2016	$—	$—	$846	$846

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.91%-1.92%	1.64%-1.99%
Volatility	86.44%-87.16%	77.25%-81.03%
Dividend yield	—%	—%
Expected term	5.54-5.68	4.75-6.17
Weighted average fair value	$0.39	$0.49

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2016	$846
Change in fair value measurement of warrant liability	291
Warrant liability reclassified to stockholders' equity	(798)
Balance as of June 30, 2017	$339

Of the inputs used to value the outstanding common stock warrant liabilities as of June 30, 2017, the most subjective input is the Company’s estimate of expected volatility.
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
Product Sales Revenue
Historically, the Company’s product sales revenue was comprised of two components: sales of Vitaros to its former commercialization partners and sales of component inventory to its former manufacturing partners. The supply and manufacturing agreements with certain of its former commercialization partners for the manufacture and delivery of Vitaros prior to March 8, 2017, the closing date of the Ferring Asset Purchase Agreement, did not permit the Company’s former commercialization partners to return product, unless the product sold to the licensee partner was delivered with a short-dated shelf life as specified in each respective license agreement, if applicable. In those cases, the Company deferred revenue recognition until the right of return no longer existed, which was the earlier of: (i) evidence that the product had been sold to an end customer or (ii) the right of return had expired. As such, the Company did not have a sales and returns allowance recorded during the six months ended June 30, 2017 or 2016.
Historically, sales of component inventory to the former manufacturing partners was accounted for on a net basis since these products were ultimately returned to the Company as finished goods and were then sold onto commercialization partners. Beginning in 2016, the majority of the Company’s former commercialization partners bought the finished goods directly from the manufacturers and therefore, the Company’s component sales were no longer recognized on a net basis. During the six months ended June 30, 2017, the Company recognized $0.1 million in revenues from component sales to its third party manufacturers, which is presented as discontinued operations in the current period presented. During the three and six months ended June 30,

2016, the Company recognized $0.01 million and $0.3 million, respectively, in revenues from component sales to its third party manufacturers.
Royalty Revenue
Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. Royalty revenue recognized during the three and six months ended June 30, 2017 was $0.1 million and $0.4 million, respectively. Royalty revenue recognized during the three and six months ended June 30, 2016 was $0.3 million and $0.7 million, respectively. Both are presented as discontinued operations in the current statement of operations.
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

The following securities that could potentially decrease net income (loss) per share in the future are not included in the determination of diluted income (loss) per share as their effect is anti-dilutive (in thousands):

	As of June 30,
	2017	2016
Outstanding stock options	400	492
Outstanding warrants	6,095	1,452
Restricted stock	934	116
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
The table below presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the six months ended June 30, 2016. No stock options were granted during the first six months of 2017.

June 30, 2016
Risk-free interest rate	1.36%-1.78%
Volatility	72.35%-80.02%
Dividend yield	—%
Expected term	5.25-6.08 years
Forfeiture rate	11.33%
Weighted average grant date fair value	$7.20

A summary of the Company’s stock option activity under its stock option plans during the six months ended June 30, 2017 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	415	$17.23
Cancelled	(14)	$14.96
Outstanding as of June 30, 2017	400	$17.31
A summary of the Company’s restricted stock unit activity under its stock option plans during the six months ended June 30, 2017 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	115	$5.11
Granted	873	$1.13
Vested	(35)	$5.59
Forfeited	(19)	$1.78
Unvested as of June 30, 2017	934	$1.44

The Company grants restricted stock units (“RSUs”) to its employees in order to retain and incentivize its employees to achieve its strategic objectives. During the first quarter of 2017, the Company granted approximately 0.5 million RSUs, one half of which will vest if the Company receives marketing approval of Vitaros in the United States by the FDA and the remaining half will vest on November 2018. During the second quarter of 2017, the Company granted approximately 0.4 million RSUs to its employees, one half of which will vest upon the resubmission of the NDA to the FDA and the remaining half if the Company receives marketing approval of Vitaros in the United States by the FDA. The RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The RSUs granted to the Company’s officers are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.

The Company records expense related to its performance RSUs based on the probability of occurrence, which is reassessed each quarter.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$85	$362	$137	$425
General and administrative	202	377	435	669
Total	$287	$739	$572	$1,094
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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company is currently in the initial stages of evaluating its various contracts and revenue streams subject to these updates and plans to retrospectively adopt the standard with the cumulative effect of adopting the standard recognized at the date of initial application. The Company is still in the process of completing its assessment and has not concluded on whether the adoption of this update will have a material effect on its condensed consolidated financial statements and related disclosures.

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

2. FERRING ASSET PURCHASE AGREEMENT AND DISCONTINUED OPERATIONS

On March 8, 2017, the Company entered into the Ferring Asset Purchase Agreement, pursuant to which, and on the terms and subject to the conditions thereof, among other things, the Company agreed to sell to Ferring its assets and rights (the “Purchased Assets”) related to the business of developing, marketing, distributing, and commercializing, outside the United States, the Company’s products currently marketed or in development, intended for the topical treatment of sexual dysfunction (the “Product Business”), including products sold under the name Vitaros (the “Products”) for up to approximately $12.7 million. The Purchased Assets include, among other things, certain pending and registered patents and trademarks, contracts, manufacturing equipment and regulatory approvals relating to the Products outside of the United States. The Company retained the U.S. development and commercialization rights for Vitaros and a license from Ferring (the “Ferring License”) for intellectual property rights for Vitaros and other products which relate to development both within the United States and internationally.
Pursuant to the terms of the Ferring Asset Purchase Agreement, Ferring paid the Company $11.5 million in cash at closing and paid approximately $0.7 million for the value of inventory related to the Products in April 2017. The Company is eligible to receive two additional quarterly payments totaling $0.5 million for transition services, subject to certain limitations. The first payment of $0.25 million was recognized and earned during the second quarter of 2017 and paid in July 2017. The Company used a portion of the proceeds from the sale of the Purchased Assets to repay all amounts owed, including applicable termination fees, under the Credit Facility, which was approximately $6.6 million. The extinguishment of the Credit Facility was a stipulation of the Ferring Asset Purchase Agreement; however, since it was corporate debt, the loss on extinguishment was not offset against the gain on the sale of the Purchased Assets.
As of the transaction date, Ferring assumed responsibility for future obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Purchased Assets arising after the closing date, including $1.1 million under the termination agreement with Sandoz. The Company will retain all liabilities associated with the Purchased Assets arising prior to the closing date.
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

The total gain on sale of the Purchased Assets to Ferring consisted of the following:

Upfront payment received	$11,500
Transition services payment earned in Q2 2017	250
Payment received for inventory	709
Total proceeds from sale	$12,459
Carrying value of assets sold in sale	(1,578)
Liabilities transferred upon sale	1,186
Total gain on sale of Purchased Assets	$12,067
During the first quarter of 2017, the Company recorded a receivable of approximately $0.7 million for the amount to be received related to the inventory sold. The payment was received in April 2017. The Ferring Asset Purchase Agreement was treated as a sale of business and the total proceeds from the sale were allocated to the Purchased Assets.
During the second quarter of 2017, the Company earned $0.25 million in revenue related to the first transition services payment, which is included in the current assets of discontinued operations as of June 30, 2017. The payment was received in July 2017. The $0.25 million related to the future transition services payments will be presented as discontinued operations in the period in which it is recognized.

Discontinued Operations
The carrying amounts of the assets and liabilities of the Company’s discontinued operations as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable	$179	$530
Inventories	—	764
Prepaid expenses and other current assets	327	76
Current assets of discontinued operations	506	1,370
Property and equipment, net	—	842
Total assets of discontinued operations	$506	$2,212

Accounts payable	100	274
Accrued expenses	231	1,834
Total liabilities of discontinued operations	$331	$2,108

The operating results of the Company’s discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales	$—	$110	$143	$369
Royalty revenue	147	304	368	671
License fee revenue	—	50	—	50
Cost of goods sold	—	(93)	(74)	(326)
Operating expenses	(149)	(456)	(748)	(859)
Other expense	—	—	(16)	—
Gain on sale	250	—	12,067	—
Income (loss) from discontinued operations	$248	$(85)	$11,740	$(95)
Product sales, royalty revenue and cost of goods sold all relate to the sale of Vitaros product outside of the United States. Pursuant to the Ferring Asset Purchase Agreement, the Company sold all of its rights to these assets and recognized product sales during the first quarter of 2017 related to the sales from January 1, 2017 through the completion of the sale, on March 8, 2017. The Company recorded product sales of $0.1 million and related cost of goods sold of $0.1 million for this time period.
Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. The Company recorded $0.1 million and $0.4 million in royalty revenue during the three and six months ended June 30, 2017, respectively, related to sales of Vitaros during the fourth quarter of 2016 and the first quarter of 2017, respectively.
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
No payments were due or paid to Allergan during the year ended December 31, 2016 or the six months ended June 30, 2017.
4. OTHER FINANCIAL INFORMATION
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2017	December 31, 2016
Professional fees	$395	$783
Deferred compensation	45	134
Outside research and development services	162	142
Other	114	177
	$716	$1,236
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
The Company’s notes payable balance as of June 30, 2017 was zero as the balance had been paid in full. As of December 31, 2016 the notes payable balance consisted of the following (in thousands):

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

The debt issuance costs, accretion of the final payment and amortization of the warrants were formerly included in interest expense in the Company’s condensed consolidated statements of operations prior to the Ferring Asset Purchase Agreement. The Company recognized interest expense related to the Credit Facility of $0.1 million during the six months ended June 30, 2017. The Company recognized interest expense related to the Credit Facility of $0.3 million and $0.5 million during the three and six months ended June 30, 2016, respectively. Although the extinguishment of the debt was a closing condition of the Ferring Asset Purchase Agreement, since the Credit Facility was related to corporate debt, the loss on extinguishment and related interest expense is presented on the condensed consolidated statements of operations as continuing operations.

6. STOCKHOLDERS' EQUITY
Common Stock Offerings
April 2017 Financing & Warrant Amendment

On April 26, 2017, the Company completed the April 2017 Financing for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. Pursuant to the underwriting agreement with the Underwriter, the Company sold to the Underwriter an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. The warrants became exercisable only following the Company's announcement that it has received stockholder approval of the effectiveness of the Charter Amendment and the Charter Amendment had become effective. The warrants were exercisable upon the effective date of the Charter Amendment on May 17, 2017, expire five years from such date and have an exercise price $1.55 per share of common stock. In connection with this transaction, the Company issued to the underwriters warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants being sold concurrently to the investors in the offering, except that the Underwriter Warrants have a term of five years from April 20, 2017 and an exercise price of $1.75 per share. The terms of the warrants state that under no circumstance may the shares be settled in cash. Therefore, the warrants have been classified within stockholders’ equity. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

The total initial $2.9 million fair value of the combined warrants was determined using the Black-Scholes option pricing model and was recorded to equity. The warrants and Underwriter Warrants were valued using assumptions of expected terms of 5.06 and 5.0 years, respectively, volatilities of 88.3% and 88.7%, respectively, annual rate of dividends of 0.0% for each, and risk-free interest rates of 1.8% for each. Transaction costs of approximately $1.1 million were netted against the proceeds allocated to the common stock shares in equity.

Pursuant to the April 2017 Financing, the Company entered into a warrant amendment with the holders of the Company’s warrants to purchase common stock of the Company, issued in the September 2016 Financing. See below for details.

September 2016 Financing

In September 2016, the Company completed the September 2016 Financing, which was a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.45 per share with a group of investors.  Concurrently in a private placement, for each share of common stock purchased by each investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock (the “Private Placement Warrants”). Initially, the Private Placement Warrants had an exercise price of $4.50 per share, were exercisable six months from the initial issuance date, and would expire five and a half years from the initial issuance date.  The aggregate gross proceeds from the sale of the common stock and warrants was approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses was approximately $3.2 million. In connection with this transaction, the Company issued to the placement agent warrants to purchase up to 54,123 shares of common stock sold in this offering (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Private Placement Warrants, except that initially, the Placement Agent Warrants had an exercise price of $4.3125 per share and would expire five years from the initial issuance date. Initially, the Private Placement Warrants and the Placement Agent Warrants were accounted for as a liability and fair-valued at the issuance date. Out of the total gross proceeds, $1.6 million was allocated to the Private Placement Warrants based on their fair value, and the rest was allocated to the common stock and recorded in equity. Also, in connection with the transaction, the Company incurred cash-based transaction costs of approximately $0.5 million and non-cash transaction costs of $0.1 million related to the fair value of the Placement Agent Warrants. These costs were allocated between the warrant liability and the equity based on their relative values at the issuance date. The transaction costs that were allocated to the warrant liability of approximately $0.3 million were expensed and included in other financing expenses on the condensed consolidated statements of operations and the transaction costs of approximately $0.4 million related to the common stock were netted against the proceeds allocated to the common stock shares in equity.

In connection with the April 2017 Financing, the Private Placement Warrants and the Placement Agent Warrants were amended pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), (ii) the terms of the agreement were amended so that the shares cannot be cash settled under any circumstance, and (iii) the date upon which such warrants became exercisable was changed to the effective date of the Charter Amendment, or May 17, 2017. Based upon the amended terms of the agreement, these warrants were reclassified to stockholders’ equity at the time of amendment, or April 20, 2017. The fair value of the warrants on that date was $0.8 million, which resulted in a charge of $0.2 million to change in fair value of warrant liability on the condensed consolidated statements of operations before reclassification to stockholders’ equity during the second quarter of 2017.

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent condensed consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Since the inception of the Aspire Purchase Agreement through June 30, 2017, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of July 28, 2017, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016 and April 2017 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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
As of June 30, 2017, the total aggregate fair value of the warrant liability, which includes only the January 2016 Warrants and the February 2015 Warrants, was $0.3 million.
Warrants
A summary of warrant activity during the six months ended June 30, 2017 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,317,846	$15.19
Issued	4,024,000	$1.56
Cancelled	(246,914)	52.50
Outstanding as of June 30, 2017	6,094,932	$4.26
Exercisable as of June 30, 2017	6,094,932	$4.26
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
The following table shows the number of outstanding warrants by exercise price and date of expiration as of June 30, 2017:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
300,000	$34.00	May 2018
251,500	$1.75	April 2022
4,638,425	$1.55	May 2022
428,620	$8.80	January 2023
441,763	$8.80	March 2023
19,380	$12.90	October 2024
15,244	$16.40	July 2025
6,094,932

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2017. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding our ability to transition our ex-U.S. assets and rights related to Vitaros to Ferring International Center S.A. (“Ferring”), the timing of regulatory submission and approval of Vitaros in the United Sates, if any, our plans for life-cycle development programs for Vitaros, our development and partnering plans for RayVa, our plans to reduce operating expenses and achieve profitability, including projected 2017 cost savings, our strategic objectives, including efforts to maintain compliance with NASDAQ listing standards, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, the risk that we fail to provide the transition services as required by the transition services agreement with Ferring, competition in the erectile dysfunction market and other markets in which we operate, our ability to further develop Vitaros, such as delivery device improvements, our ability to carry out further clinical studies for Vitaros, if required, as well as the timing and success of the results of such studies, our ability to maintain compliance with NASDAQ continued listing requirements which could result in our common stock being delisted from the exchange, our ability to retain and attract key personnel, our ability to raise additional funding that we may need to continue to pursue its commercial and development plans, our ability to secure an ex-U.S. strategic partner for RayVa, our ability to enter into partnering agreements or raise financing on acceptable terms, if at all; successful completion of clinical development programs, the timing of resubmission of a revised NDA for Vitaros to the Food and Drug Administration (“FDA”), regulatory review and approval by the FDA and similar regulatory bodies, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in Part II below, many of which are outside our control.

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
On March 8, 2017, we entered into an asset purchase agreement with Ferring (the “Ferring Asset Purchase Agreement”), pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory in April 2017 and $0.25 million related to transition services in July 2017. We are eligible to receive a second quarterly payment of $0.25 million related to transition services, subject to certain limitations, in the third quarter of 2017.
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

With our broad Vitaros expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros in the United States. We initiated certain activities in 2015 to address issues previously raised by the U.S. Food and Drug Administration (“FDA”) in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, NexACT, and certain chemistry, manufacturing and control issues. We confirmed the necessary drug-device engineering and compliance requirements, including human factor testing, and those studies are now complete. We plan to re-submit a revised new drug application (“NDA”) with the FDA during the third quarter of 2017 with an anticipated FDA approval decision in the first quarter of 2018.
RayVa
RayVa is our product candidate for the treatment of Raynaud's Phenomenon associated with scleroderma (systemic sclerosis). RayVa is a topically-applied cream formulation of alprostadil designed to dilate blood vessels, which is combined with our proprietary permeation enhancer NexACT, and applied on-demand to the affected extremities.
RayVa received clearance in May 2014 from the FDA to begin clinical studies. We reported results from our Phase 2a clinical trial of RayVa for the treatment of Raynaud’s Phenomenon secondary to scleroderma in September 2015, which we believe supports moving RayVa forward into future clinical trials. We expect to finalize the RayVa Phase 2b delivery device and study protocol and seek an ex-U.S. collaboration partner prior to initiating any future clinical studies.

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through June 30, 2017, we had an accumulated deficit of approximately $309.7 million and recorded net income of approximately $6.6 million and negative cash flows from operations for the six months ended June 30, 2017. As of June 30, 2017, we had cash and cash equivalents of approximately $7.8 million. While we believe we have enough cash to fund our operations through the third quarter of 2018, our history and other factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.
On April 26, 2017, we completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and our estimated offering expenses. Pursuant to the underwriting agreement with H.C. Wainwright & Co., LLC (the “Underwriter”), we sold to the Underwriter an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. At the time of the offering closing, we did not currently have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants. The sufficient number of authorized common stock became available on May 17, 2017 when the Company received stockholder approval of the proposed amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “Charter Amendment”) and the Charter Amendment became effective. The warrants will expire five years from the date the warrants were exercisable, or May 17, 2017, and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, we issued to the underwriters warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants being sold concurrently to the investors in the offering, except that the Underwriter Warrants have a term of five years from the effective date of the related prospectus, or April 20, 2017, and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, we entered into a warrant amendment with the holders of our warrants to purchase common stock, issued in the September 2016 Financing as described below, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants become exercisable was changed to the effective date of the Charter Amendment, or May 17, 2017.

On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. We received an upfront payment of $11.5 million and approximately $0.7 million for the delivery of certain product-related inventory and $0.25 million related to transition services. We are eligible to receive a second quarterly payment of $0.25 million related to transition services, subject to certain limitations during the third quarter of 2017. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). See “Ferring Asset Purchase Agreement” below for additional information.

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

Pursuant to the Aspire Purchase Agreement, in no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. Through June 30, 2017, we issued a total of 455,064 shares for gross proceeds of $1.2 million. As of July 28, 2017, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with the September 2016 and April 2017 Financings, we agreed not to make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing, or April 20, 2018.
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
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the Securities and Exchange Commission (“SEC”) under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of July 28, 2017, we had approximately $74.1 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of July 28, 2017, our public float was approximately $14.5 million based on 11.3 million shares of our common stock outstanding at a price of $1.28 per share, which was the closing sale price of our common stock on July 28, 2017. Since our public float is currently less than $75.0 million, as of July 28, 2017, we may only sell an aggregate of approximately $4.8 million of securities under our shelf registration statements on Form S-3. Through July 28, 2017, we have sold $3.7 million in the September 2016 Financing, leaving approximately $1.1 million available for sale under our shelf registration statement. The common shares, warrants and warrant shares in the April 2017 Financing were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

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
We may need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, and/or the completion of a licensing transaction for one or more of our pipeline assets. However, our expenses have been significantly reduced as a result of the Ferring Asset Purchase Agreement. Management’s operating plan is now focused almost entirely on the resubmission of the Vitaros NDA during the third quarter of 2017. As part of this plan, there are minimal expenditures for ongoing scientific research, product development or clinical research.

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
Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes during the six months ended June 30, 2017.
Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Results of Operations
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended June 30,		2017 vs 2016		Six Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating expense
Research and development	$839	$2,503	$(1,664)	(66)%	$1,266	$5,104	$(3,838)	(75)%
General and administrative	1,602	2,122	(520)	(25)%	3,043	4,328	(1,285)	(30)%
Total operating expense	2,441	4,625	(2,184)	(47)%	4,309	9,432	(5,123)	(54)%
Loss from operations	$(2,441)	$(4,625)	$2,184	(47)%	$(4,309)	$(9,432)	$5,123	(54)%

Research and Development Expenses from Continuing Operations
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $1.7 million and $3.8 million decreases in research and development expense during the three and six months ended June 30, 2017, respectively, as compared to the same periods in the prior year, resulted primarily from decreases in outside services related to the development of fispemifene and RayVa as well as decreased personnel- related expenses. We expect to continue to incur additional expenses in 2017 related primarily to resubmission of an NDA for Vitaros in the United States, as well as personnel-related expenses.
General and Administrative Expenses from Continuing Operations
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $0.5 million and $1.3 million during the three and six months ended June 30, 2017, respectively, as compared to the same periods of the prior year. These decreases were primarily due to lower professional services expenses, such as legal, accounting, and investor relations expenses.
Other Income and Expense from Continuing Operations
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2017 vs 2016		Six Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other (expense) income
Interest income (expense), net	$3	$(258)	$261	(101)%	$(92)	$(537)	$445	(83)%
Loss on extinguishment of debt	—	—	$—	N/M	(422)	—	(422)	N/M
Change in fair value of warrant liability	716	1,637	(921)	(56)%	(292)	4,437	(4,729)	(107)%
Other financing expenses	—	—	—	N/M	—	(205)	205	(100)%
Other expense, net	—	(7)	7	(100)%	(26)	(11)	(15)	136%
Total other income (expense)	$719	$1,372	$(653)	(48)%	$(832)	$3,684	$(4,516)	(123)%
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

The initial fair value of the February 2015 Warrants and January 2016 Warrants of $5.1 million and $4.8 million, respectively, were determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of these warrants is remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations (see notes 1 and 6 to our condensed consolidated financial statements for further details). The positive change in fair value of warrant liability is due to the decrease in the Company’s stock price for all periods presented.

In connection with our September 2016 equity financing, we issued warrants to the investors and to the placement agent to purchase up to 811,802 shares and 54,123 shares, of our common stock at an exercise price of $4.50 and $4.3125 per share, respectively (“the September 2016 Private Placement Warrants” and the “September 2016 Placement Agent Warrants”). These were initially accounted for as warrant liabilities since they contained settlement requirements that were considered outside of our control. In connection with the April 2017 Financing, the Private Placement Warrants and the Placement Agent Warrants were amended to reduce the exercise price from $4.50 and $4.3125, respectively, to $1.55 for each. In addition, the agreement was amended to remove the settlement requirements and therefore, the Private Placement Warrants and Placement Agent Warrants were no longer required to be accounted for as liabilities as of the amendment date. The fair value of these warrant liabilities when reclassified to equity in April 2017 was $0.8 million.

Loss on Extinguishment of Debt

On March 8, 2017, pursuant to the Ferring Asset Purchase Agreement, we repaid to the Lenders all amounts due and owed in full under the Credit Facility. The final payment included the outstanding balance of the term loans in full as well as (i) a prepayment fee contractually owed of approximately 2%, or $0.1 million, (ii) a final payment equal to 6% of the original principal amount of each term loan, or $0.6 million, and (iii) per diem interest of approximately $0.05 million, for a total payment of $6.6 million, which resulted in a loss on extinguishment of debt of $0.4 million.

Discontinued Operations
The operating results from our discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product sales	$—	$110	$143	$369
Royalty revenue	147	304	368	671
License fee revenue	—	50	—	50
Cost of goods sold	—	(93)	(74)	(326)
Operating expenses	(149)	(456)	(748)	(859)
Other expense	—	—	(16)	—
Gain on sale	250	—	12,067	—
Income (loss) from discontinued operations	$248	$(85)	$11,740	$(95)
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory in April 2017. We are also eligible to receive two additional quarterly payments totaling $0.50 million related to transition services, subject to certain limitations, of which the first payment of $0.25 million was received in July 2017. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under the Credit Facility with the Lenders.
As a result of the Ferring Asset Purchase Agreement, all product sales revenue, royalty revenue and cost of goods sold have been reflected as discontinued operations for all periods presented. In addition, operating expenses, such as the transaction costs directly related to the Ferring Asset Purchase Agreement, have been presented as discontinued operations. Transition services payments are presented as discontinued operations in the period in which they are recognized.

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities from continuing operations	$(4,851)	$(8,872)
Net cash provided by investing activities from continuing operations	—	262
Net cash (used in) provided by financing activities from continuing operations	(1,051)	8,076
Net cash provided by (used in) discontinued operations	11,636	(630)
Net increase (decrease) in cash	$5,734	$(1,164)

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations of $4.9 million during the six months ended June 30, 2017 was primarily due to a net loss from continuing operations of $5.1 million net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.3 million, stock-based compensation expense of $0.6 million, and the loss on extinguishment of debt of $0.4 million.

Financing Activities from Continuing Operations

Cash used in financing activities from continuing operations of $1.1 million during the six months ended June 30, 2017 was due to the repayment of our Credit Facility of $7.1 million as a closing condition of the Ferring Asset Purchase Agreement, offset by the net proceeds of $6.1 million from issuance of common stock and warrants in our April 2017 Financing.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of June 30, 2017.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2017 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of June 30, 2017, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1. LEGAL PROCEEDINGS
We are a party to the following litigation and may be a party to certain other litigation that is either judged to be not material or that arises in the ordinary course of business from time to time. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.
A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint seeks a declaratory judgment that a non-compete provision in a license agreement between us and Majorelle, dated November 12, 2013, is unenforceable and makes other claims relating to invalidity of our assignment of the license agreement to Ferring. The complaint also alleges breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between us and Majorelle. In addition to declaratory relief, Majorelle is seeking damages in excess of $1.0 million, punitive damages, disgorgement of profits and attorney’s fees. We believe the allegations are without merit, reject all claims raised by Majorelle and intend to vigorously defend this matter.

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
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory. We were also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations, of which the first payment of $0.25 million was received in July 2017. Following the Ferring Asset Purchase Agreement, we will no longer have the ability to generate revenues from operations unless and until we file an NDA with the FDA for Vitaros, receive approval of such NDA and successfully commercialize Vitaros in the United States alone or with partners. There can be no assurance that the proceeds from the Ferring Asset Purchase Agreement will be sufficient for us to submit the Vitaros NDA, and we will need to raise additional capital to fund our operations even if we do ultimately receive approval of the NDA. In addition, our future growth will depend on our ability to successfully implement our strategy to focus solely on the Vitaros in the United States, as well as RayVa. If we are unable to successfully execute on this business strategy, our business, financial condition, results of operations and prospects would be materially and adversely affected.
We expect to continue to require external financing to fund our operations, which may not be available. *
We expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all.
As of June 30, 2017, we had cash and cash equivalents of approximately $7.8 million. In April 2017, we completed a public offering and raised net proceeds of approximately $5.9 million. On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory. We were also eligible to receive two additional quarterly payments totaling $0.5 million related to transition services, subject to certain limitations, of which the first payment of $0.25 million was received in July 2017. As part of the Ferring Asset Purchase Agreement, we have agreed to indemnify Ferring against losses suffered as a result of our breach of representations and warranties and our other obligations under our asset purchase agreement, and therefore may be liable for a portion of the consideration we received from Ferring.
We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Our ability to sell shares using our Form S-3 shelf registration statement is limited by both the amount remaining “on the shelf” and by our public float. As of July 28, 2017, we had approximately $74.1 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of July 28, 2017, our public float was approximately $14.5 million based on 11.3 million shares of our common stock outstanding at a price of $1.28 per share, which was the closing sale price of our common stock on July 28, 2017. Since our public float is currently less than $75.0 million, as of July 28, 2017, we may only sell an aggregate of approximately $4.8 million of securities under our shelf registration statements on Form S-3. Through July 28, 2017, we have sold $3.7 million in the September 2016 Financing, leaving approximately $1.1 million available for sale under our shelf registration statement. If our public float decreases, the amount of securities we may sell under our Form S-3 shelf registration statement will also decrease.

In addition, our stock price must be $1.00 per share or above in order for us to access the remaining reserve under our committed equity financing facility with Aspire Capital. In no case may we issue more than 1.2 million shares of our common stock (which is equal to approximately 19.99% of our common stock outstanding on the date we entered into Aspire Purchase Agreement) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent consolidated closing bid price of our common stock prior to the execution of the Aspire Purchase Agreement) or (ii) we receive stockholder approval to issue more shares to Aspire Capital. As of July 28, 2017, all of the reserve was available under the committed equity financing facility since our stock price was above $1.00. However, in connection with our September 2016 and April 2017 Financings, we agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing, or April 20, 2018.
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
We only began generating revenues from the commercialization of Vitaros in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $309.7 million from our inception through June 30, 2017. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future.
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
There is substantial doubt concerning our ability to continue as a going concern.*
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. In April 2017, we completed a public offering for net proceeds of approximately $6.2 million. While we believe we have sufficient cash to fund our operations through the third quarter of 2018, our history and other operating circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of June 30, 2017, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed on March 13, 2017, includes a going concern explanatory paragraph. Management plans to raise additional funds with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
The patents for NexACT alone have varying expiration dates and, when these patents expire, we may be subject to increased competition and we may not be able to recover our development costs. For example, certain of the U.S. patents directed to NexACT and its use are expected to expire in 2020. Although patents covering the combination of NexACT and alprostadil do not expire until starting in 2032, we may be unable to prevent others from using NexACT following expiration of the patents. In connection with the Ferring Asset Purchase Agreement, we transferred certain non-U.S. patents related to DDAIP and certain U.S. and non-U.S. patents related to DDAIP in combination with alprostodil and received a perpetual, exclusive (even as to Ferring), fully transferable, fully sublicensable, royalty-free, fully paid-up license to such patents.

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
We are authorized to issue 40,000,000 shares of our capital stock, consisting of 30,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. We currently have an effective shelf registration statement on Form S-3 (No. 333-198066) filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants.
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

3.10	Certificate of Amendment filed with the Nevada Secretary of State.

3.11
Fourth Amended and Restated Bylaws, dated December 18, 2012 (incorporated herein by reference to Exhibit 3.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

3.12
Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.13
Amendment to the Fourth Amended and Restated Bylaws of Apricus Biosciences, Inc., dated January 11, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

3.14
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

4.10
Form of Warrant (incorporated herein by reference to Exhibit 4.9 of Amendment No. 1 to Company’s Registration Statement on Form S-1 (File No. 333-217036) filed with the Securities and Exchange Commission on April 17, 2017).

10.1
2012 Stock Long Term Incentive Plan, as amended and restated effective May 17, 2017 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2017).

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

Apricus Biosciences, Inc.

Date: August 2, 2017	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary