Form 10-Q
period 2017-09-30
APRICUS BIOSCIENCES, INC.
filed 2017-11-02
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 27, 2017, 15,215,517 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash	$8,463	$2,087
Prepaid expenses and other current assets	216	177
Current assets of discontinued operations	9	1,370
Total current assets	8,688	3,634
Property and equipment, net	100	164
Other long term assets	35	60
Noncurrent assets of discontinued operations	—	842
Total assets	$8,823	$4,700

Liabilities and stockholders’ equity (deficit)
Current liabilities
Note payable, net	$—	$6,650
Accounts payable	262	686
Accrued expenses	783	1,236
Accrued compensation	668	614
Current liabilities of discontinued operations	101	2,108
Total current liabilities	1,814	11,294
Warrant liabilities	636	846
Deferred rent	54	76
Total liabilities	2,504	12,216

Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2017 and December 31, 2016	$—	$—
Common stock, $.001 par value, 30,000,000 shares authorized, 15,029,052 and 7,733,205 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	15	8
Additional paid-in-capital	319,845	308,784
Accumulated deficit	(313,541)	(316,308)
Total stockholders’ equity (deficit)	6,319	(7,516)
Total liabilities and stockholders’ equity (deficit)	$8,823	$4,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expense
Research and development	$1,960	$170	$3,226	$5,274
General and administrative	1,756	1,550	4,799	5,878
Total operating expense	3,716	1,720	8,025	11,152
Loss before other income (expense)	(3,716)	(1,720)	(8,025)	(11,152)
Other income (expense)
Interest income (expense), net	3	(234)	(89)	(771)
Loss on extinguishment of debt	—	—	(422)	—
Change in fair value of warrant liability	(296)	626	(588)	5,063
Other financing expenses	—	(256)	—	(461)
Other expense, net	—	(12)	(26)	(23)
Total other income (expense)	(293)	124	(1,125)	3,808
Loss from continuing operations	(4,009)	(1,596)	(9,150)	(7,344)
Income from discontinued operations	177	305	11,917	210
Net income (loss)	$(3,832)	$(1,291)	$2,767	$(7,134)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.30)	$(0.24)	$(0.85)	$(1.20)
Discontinued operations	$0.01	$0.05	$1.11	$0.03
Total earnings (loss) per share	$(0.29)	$(0.19)	$0.26	$(1.17)

Weighted average common shares outstanding for basic and diluted earnings (loss) per share	13,208	6,632	10,781	6,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$2,767	$(7,134)
Net income from discontinued operations	11,917	210
Net loss from continuing operations	(9,150)	(7,344)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	98	217
Non-cash interest expense	56	282
Stock-based compensation expense	903	1,427
Warrant liabilities revaluation	588	(5,063)
Loss on debt extinguishment	422	—
Other financing expenses	—	461
Changes in operating assets and liabilities from continuing operations:
Prepaid expenses and other current assets	(39)	257
Other assets	25	18
Accounts payable	(425)	105
Accrued expenses	(583)	(1,103)
Accrued compensation	54	(318)
Deferred compensation	—	(135)
Other liabilities	(22)	15
Net cash used in operating activities from continuing operations	(8,073)	(11,181)
Cash flows from investing activities from continuing operations:
Release of restricted cash	—	280
Purchase of fixed assets, net	—	(18)
Net cash provided by investing activities from continuing operations	—	262
Cash flows from financing activities from continuing operations:
Issuance of common stock and warrants	10,733	14,785
Issuance costs related to common stock and warrants	(1,235)	(641)
Repayment of capital lease obligations	—	(5)
Repayment of notes payable	(7,129)	(2,311)
Net cash provided by financing activities from continuing operations	2,369	11,828
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	80	818
Net cash provided by investing activities of discontinued operations	12,000	—
Net cash provided by discontinued operations	12,080	818
Net increase in cash	6,376	1,727
Cash, beginning of period	2,087	3,887
Cash, end of period	$8,463	$5,614
Supplemental disclosure of cash flow information:
Cash paid for interest	$92	$508
Non-cash investing and financing activities:
Issuance of restricted stock	$—	$249
Accrued transaction costs for financing activities	$(131)	$(259)
Issuance of placement agent warrants	$287	$103
Reclassification of warrant liabilities to equity	$798	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2016	7,733	$8	$308,784	$(316,308)	$(7,516)
Stock-based compensation expense	—	—	903	—	903
Issuance of common stock due to the vesting of restricted stock, net of shares withheld to cover taxes	129	—	—	—	—
Issuance of common stock and warrants, net of offering costs	7,167	7	9,360	—	9,367
Reclassification of warrant liabilities to equity	—	—	798	—	798
Net income	—	—	—	2,767	2,767
Balance as of September 30, 2017	15,029	$15	$319,845	$(313,541)	$6,319

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

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $313.5 million and working capital of $6.9 million as of September 30, 2017 and reported net income of approximately $2.8 million and negative cash flows from operations for the nine months ended September 30, 2017. While the Company believes it has enough cash to fund its current operating plans through the fourth quarter of 2018, the Company’s history and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of September 30, 2017, the Company had cash and cash equivalents of approximately $8.5 million.

On September 10, 2017, the Company entered into a Securities Purchase Agreement (the “September 2017 SPA”) with certain accredited investors for net proceeds of approximately $3.1 million, after deducting commissions and estimated offering expenses payable by the Company. Pursuant to the agreement, the Company sold 2,136,614 shares of the Company’s common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement. The warrants were exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one half years from that date. In addition, the Company issued warrants to purchase up to 106,831 shares of common stock (the “September 2017 Placement Agent Warrants”) to H.C. Wainwright & Co., LLC (“H.C. Wainwright”). The September 2017 Placement Agent Warrants were exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one half years from the closing date.

On April 26, 2017, the Company completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the underwriting agreement with H.C. Wainwright, the Company sold to H.C. Wainwright an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. At the time of the offering closing, the Company did not have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants. The sufficient number of authorized common stock became available on May 17, 2017 when the Company received stockholder approval of the proposed amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “Charter Amendment”) and the Charter Amendment became effective on that date. The warrants will expire five years from May 17, 2017, the date the warrants became exercisable, and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, the Company issued to H.C. Wainwright warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants sold concurrently to the investors in the offering, except that the Underwriter Warrants have a term of five years from the effective date of the related prospectus, or April 20, 2017, and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, the Company entered into a warrant amendment with the holders of the Company’s warrants to purchase common stock of the Company, issued in a financing in September 2016, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants became exercisable was changed to the effective date of the Charter Amendment, or May 17, 2017.
On March 8, 2017, the Company entered into an asset purchase agreement (the “Ferring Asset Purchase Agreement”) with Ferring International Center S.A. (“Ferring’), pursuant to which it sold to Ferring its assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to an upfront payment of $11.5 million, Ferring paid the Company approximately $0.7 million for the delivery of certain product-related inventory and $0.5 million related to transition services. The Company has retained the U.S. development and commercialization rights for Vitaros, which the Company has in-licensed from Allergan plc (“Allergan”). The Company used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under its Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).
The Company has filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which if declared effective by the SEC, will allow the Company to offer from time to time any combination of debt securities, common and preferred stock and warrants. The Company has registered $100.0 million in aggregate securities which will be available for sale under its Form S-3 shelf registration statement if and when declared effective by the SEC. However, under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of the date the Company filed the Form S-3 registration statement, the Company’s usage of such shelf registration statement will be limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

•
the outcome of the Company’s new drug application (“NDA”) resubmission for Vitaros, and any additional development requirements imposed by the U.S. Food and Drug Administration (“FDA”) in connection with such resubmission;

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
Notwithstanding the proceeds from the closing of the Ferring Asset Purchase Agreement and the proceeds from the April 2017 and September 2017 financings, in order to fund its operations during the next twelve months from the issuance date of the quarterly financial statements contained herein, the Company may need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, or the completion of a licensing transaction for one or more of the Company’s pipeline assets. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities, such as potential commercialization activities for Vitaros in the United States and potential future clinical studies for RayVa. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of the Company’s existing stockholders.
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
The Company has issued other warrants that have similar terms whereas under no circumstance may the shares be settled in cash. As such, these warrants are equity-classified. See note 6 for further details.
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
The following table presents the Company’s fair value hierarchy for its warrant liabilities measured at fair value on a recurring basis (in thousands) as of September 30, 2017 and December 31, 2016:

	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Warrant liabilities
Balance as of September 30, 2017	$—	$—	$636	$636
Balance as of December 31, 2016	$—	$—	$846	$846

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the common stock warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Risk-free interest rate	1.93%-1.94%	1.64%-1.99%
Volatility	87.72%-88.33%	77.25%-81.03%
Dividend yield	—%	—%
Expected term	5.29-5.42	4.75-6.17
Weighted average fair value	$0.73	$0.49

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2016	$846
Change in fair value measurement of warrant liability	588
Warrant liability reclassified to stockholders' equity	(798)
Balance as of September 30, 2017	$636

Of the inputs used to value the outstanding common stock warrant liabilities as of September 30, 2017, the most subjective input is the Company’s estimate of expected volatility.
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

The following securities that could potentially decrease net income (loss) per share in the future are not included in the determination of diluted income (loss) per share as their effect is anti-dilutive (in thousands):

	As of September 30,
	2017	2016
Outstanding stock options	391	490
Outstanding warrants	7,270	2,318
Restricted stock	721	116
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

The table below presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the nine months ended September 30, 2016. No stock options were granted during the first nine months of 2017.

September 30, 2016
Risk-free interest rate	1.36%-1.78%
Volatility	72.35%-80.02%
Dividend yield	—%
Expected term	5.25-6.08 years
Forfeiture rate	11.33%
Weighted average grant date fair value	$7.23
A summary of the Company’s stock option activity under its stock option plans during the nine months ended September 30, 2017 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2016	415	$17.23
Cancelled	(24)	$15.32
Outstanding as of September 30, 2017	391	$17.34
A summary of the Company’s restricted stock unit activity under its stock option plans during the nine months ended September 30, 2017 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	115	$5.11
Granted	873	$1.13
Vested	(211)	$1.70
Forfeited	(56)	$1.45
Unvested as of September 30, 2017	721	$1.57

The Company grants restricted stock units (“RSUs”) to its employees in order to retain and incentivize its employees to achieve its strategic objectives. During the first quarter of 2017, the Company granted approximately 0.5 million RSUs, one half of which will vest if the Company receives marketing approval of Vitaros in the United States by the FDA and the remaining half will vest on November 2018. During the second quarter of 2017, the Company granted approximately 0.4 million RSUs to its employees, one half of which vested upon the first open trading window in September 2017, following resubmission of the NDA to the FDA in August 2017, and the remaining half will vest if the Company receives marketing approval of Vitaros in the United States by the FDA. The RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The RSUs granted to the Company’s officers are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.

The Company records expense related to its performance RSUs based on the probability of occurrence, which is reassessed each quarter.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$57	$54	$193	$479
General and administrative	275	279	710	948
Total	$332	$333	$903	$1,427
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provided clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). The Company plans to adopt the standard using a modified retrospective approach with the cumulative effect of adopting the standard recognized at the date of initial application. Due to the Company’s sale of certain assets and rights to Ferring in March 2017 (see note 2), the Company does not currently have a revenue stream. Accordingly, the adoption of this update on January 1, 2018 is not expected to have a material effect on its condensed consolidated financial statements and related disclosures.

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
Pursuant to the terms of the Ferring Asset Purchase Agreement, Ferring paid the Company $11.5 million in cash at closing and paid approximately $0.7 million for the value of inventory related to the Products in April 2017. The Company was also eligible to receive two additional quarterly payments totaling $0.5 million for transition services. The first payment was received in July 2017 and the second was received in September 2017. The Company used a portion of the proceeds from the sale of the Purchased Assets to repay all amounts owed, including applicable termination fees, under the Credit Facility, which was approximately $6.6 million. The extinguishment of the Credit Facility was a stipulation of the Ferring Asset Purchase Agreement; however, since it was corporate debt, the loss on extinguishment was not offset against the gain on the sale of the Purchased Assets.
As of the transaction date, Ferring assumed responsibility for future obligations under the purchased contracts and regulatory approvals, as well as other liabilities associated with the Purchased Assets arising after the closing date, including $1.1 million, the remainder of the installment payments owed by the Company to Sandoz as a condition under the termination agreement between the two parties. The Company will retain all liabilities associated with the Purchased Assets arising prior to the closing date.
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

The total gain on sale of the Purchased Assets to Ferring consisted of the following:

Upfront payment received	$11,500
Transition services payment earned in Q2 and Q3 2017	500
Payment received for inventory	709
Total proceeds from sale	$12,709
Carrying value of assets sold in sale	(1,578)
Liabilities transferred upon sale	1,186
Total gain on sale of Purchased Assets	$12,317
During the first quarter of 2017, the Company recorded a receivable of approximately $0.7 million for the amount to be received related to the inventory sold. The payment was received in April 2017. The Ferring Asset Purchase Agreement was treated as a sale of a business and the total proceeds from the sale were allocated to the Purchased Assets.
During the second and third quarters of 2017, the Company earned $0.5 million in revenue related to the first transition services payment. The first payment was received in July 2017 and the second payment was received in September 2017. Both transition services payments are presented as discontinued operations in the period in which each was recognized.

Discontinued Operations
The carrying amounts of the assets and liabilities of the Company’s discontinued operations as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable	$9	$530
Inventories	—	764
Prepaid expenses and other current assets	—	76
Current assets of discontinued operations	9	1,370
Property and equipment, net	—	842
Total assets of discontinued operations	$9	$2,212

Accounts payable	25	274
Accrued expenses	76	1,834
Total liabilities of discontinued operations	$101	$2,108
The operating results of the Company’s discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales	$—	$172	$143	$541
Royalty revenue	—	195	368	866
License fee revenue	—	3,950	—	4,000
Cost of goods sold	—	(110)	(74)	(436)
Cost of Sandoz rights	—	(3,380)	—	(3,380)
Operating expenses	(73)	(504)	(821)	(1,363)
Other expense	—	(17)	(16)	(17)
Gain on sale	250	—	12,317	—
Income (loss) from discontinued operations	$177	$306	$11,917	$211
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
Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues are computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. The Company recorded $0.4 million in royalty revenue during the nine months ended September 30, 2017 related to sales of Vitaros prior to the completion of the Ferring Asset Purchase Agreement, during the fourth quarter of 2016 and the first quarter of 2017. Cost of Sandoz rights represents the payments owed by the Company to Sandoz as a condition under the termination agreement between the two parties related to Vitaros outside of the United States. Operating expenses for the current periods include primarily patent and legal fees and accounting expenses incurred in connection with the Ferring Asset Purchase Agreement.

3. ALLERGAN IN-LICENSING AGREEMENT

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros in the United States. In September 2015, the Company entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting the Company exclusive rights to develop and commercialize Vitaros in the United States in exchange for a $1.0 million upfront payment, which was paid in September 2015, and an additional $1.5 million in potential regulatory milestone payments to Allergan. In September 2017, following the FDA acknowledgment of receipt of its NDA resubmission, the Company paid $1.5 million payment to Allergan for the regulatory milestone. This was recorded as research and development expense during the three and nine months ended September 30, 2017. Since the intangibles acquired in the license agreement do not have alternative future use, all costs incurred including the upfront payment and the regulatory milestone payment, were treated as research and development expense.

There are no further milestone payments owed by the Company to Allergan related to this license agreement. Upon the FDA’s approval, if any, of an NDA for Vitaros in the United States, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States. If Allergan exercises its opt-in right, the Company is eligible to receive up to a total of $25.0 million in upfront and potential launch milestone payments, plus a high double-digit royalty in the ten to twenty percent range on Allergan’s net sales of the product. If Allergan does not exercise its opt-in right, the Company may commercialize the product and in return will pay Allergan a high double-digit royalty in the ten to twenty percent range on its net sales of the product.

4. OTHER FINANCIAL INFORMATION
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2017	December 31, 2016
Professional fees	$601	$783
Deferred compensation	—	134
Outside research and development services	64	142
Other	118	177
	$783	$1,236
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

The Company’s notes payable balance as of September 30, 2017 was zero as the balance had been paid in full. As of December 31, 2016 the notes payable balance consisted of the following (in thousands):

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
The debt issuance costs, accretion of the final payment and amortization of the warrants were formerly included in interest expense in the Company’s condensed consolidated statements of operations prior to the Ferring Asset Purchase Agreement. The Company recognized interest expense related to the Credit Facility of $0.1 million during the nine months ended September 30, 2017. The Company recognized interest expense related to the Credit Facility of $0.3 million and $0.5 million during the three and nine months ended September 30, 2016, respectively. Although the extinguishment of the debt was a closing condition of the Ferring Asset Purchase Agreement, since the Credit Facility was related to corporate debt, the loss on extinguishment and related interest expense is presented on the condensed consolidated statements of operations as continuing operations.

6. STOCKHOLDERS' EQUITY
Common Stock Offerings
September 2017 Financing

On September 10, 2017, the Company entered into the September 2017 SPA with certain accredited investors for net proceeds of approximately $3.1 million. Pursuant to the agreement, the Company sold 2,136,614 shares of the Company’s common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement. The warrants were exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one-half years from that date. In addition, the Company issued warrants to purchase up to 106,831 shares of common stock to H.C. Wainwright. The September 2017 Placement Agent Warrants were exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one-half years from the closing date.

The standalone fair value of the combined warrants was determined using the Black-Scholes option pricing model and was recorded to equity. The warrants and September 2017 Placement Agent Warrants were valued using assumptions of expected terms of 2.5 for each, volatilities of 110.4% for each, annual rate of dividends of 0.0% for each, and risk-free interest rates of 1.38% for each. The terms of the warrants state that under no circumstance may the shares be settled in cash. Therefore, the warrants have been classified within stockholders’ equity. The total proceeds from the private placement were allocated to the common stock and warrants on a relative fair values basis, with $2.8 million attributed to the common stock and $0.9 million attributed to the warrants. Transaction costs of approximately $0.6 million were netted against the proceeds and allocated to the common stock shares in equity.

April 2017 Financing & Warrant Amendment

On April 26, 2017, the Company completed the April 2017 Financing for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the underwriting agreement with H.C. Wainwright, the Company sold to H.C. Wainwright an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. The warrants became exercisable only following the Company's announcement that it has received stockholder approval of the effectiveness of the Charter Amendment and the Charter Amendment had become effective. The warrants were exercisable upon the effective date of the Charter Amendment on May 17, 2017, expire five years from such date and have an exercise price $1.55 per share of common stock. In connection with this transaction, the Company issued to H.C. Wainwright warrants to purchase up to 251,500 shares of common stock. The Underwriter Warrants have substantially the same terms as the warrants sold concurrently to the investors in the offering, except that the Underwriter Warrants have a term of five years from April 20, 2017 and an exercise price of $1.75 per share. The terms of the warrants state that under no circumstance may the shares be settled in cash. Therefore, the warrants have been classified within stockholders’ equity. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent condensed consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Since the inception of the Aspire Purchase Agreement through September 30, 2017, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of October 27, 2017, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016 and April 2017 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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
Pursuant to the January 2016 financing, the exercise price of warrants issued in connection with a financing in February 2015 were reduced from $18.20 per share to $8.80 per share. The modification to these warrants resulted in a charge to other financing costs of approximately $0.7 million in 2016.
As of September 30, 2017, the total aggregate fair value of the warrant liability, which includes only the January 2016 Warrants and the February 2015 Warrants, was $0.6 million.
Warrants
A summary of warrant activity during the nine months ended September 30, 2017 is as follows:

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,317,846	$15.19
Issued	5,199,138	$1.60
Cancelled	(246,914)	52.50
Outstanding as of September 30, 2017	7,270,070	$3.85
Exercisable as of September 30, 2017	7,270,070	$3.85
The following table shows the number of outstanding warrants by exercise price and date of expiration as of September 30, 2017:

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
300,000	$34.00	May 2018
1,068,307	$1.67	March 2020
106,831	$2.16	March 2020
251,500	$1.75	April 2022
4,638,425	$1.55	May 2022
428,620	$8.80	January 2023
441,763	$8.80	March 2023
19,380	$12.90	October 2024
15,244	$16.40	July 2025
7,270,070

7. LITIGATION

The Company is a party to the following litigation and may be a party to certain other litigation that is either judged to be not material or that arises in the ordinary course of business from time to time. The Company intends to vigorously defend its interests in these matters and does not expect that the resolution of these matters will have a material adverse effect on its business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint seeks a declaratory judgment that a non-compete provision in a license agreement between the Company and Majorelle, dated November 12, 2013, is unenforceable and makes other claims relating to invalidity of the Company’s assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleges breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between the Company and Majorelle. In addition to declaratory relief, Majorelle is seeking damages in excess of $1.0 million, punitive damages, disgorgement of profits and attorney’s fees. On August 30, 2017, the Company and NexMed removed the case to federal district court in the Southern District of New York. The Company believes the allegations are without merit, reject all claims raised by Majorelle and intends to vigorously defend this matter.

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

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the timing of regulatory review and approval of Vitaros in the United Sates, if any, our plans for life-cycle development programs for Vitaros, our development and partnering plans for RayVa, our plans to reduce operating expenses and achieve profitability, including our strategic objectives, including efforts to maintain compliance with NASDAQ listing standards, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, competition in the erectile dysfunction market and other markets in which we operate, our ability to further develop Vitaros, such as delivery device improvements, our ability to carry out further clinical studies for Vitaros, if required, as well as the timing and success of the results of such studies, our ability to maintain compliance with NASDAQ continued listing requirements which could result in our common stock being delisted from the exchange, our ability to retain and attract key personnel, our ability to raise additional funding that we may need to continue to pursue its commercial and development plans, our ability to secure an ex-U.S. strategic partner for RayVa, our ability to enter into partnering agreements or raise financing on acceptable terms, if at all; our dependence on third parties to manufacture Vitaros and RayVa; successful completion of clinical development programs, regulatory review and approval by the Food and Drug Administration (“FDA”) and similar regulatory bodies, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in Part II below, many of which are outside our control.

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
On March 8, 2017, we entered into an asset purchase agreement with Ferring (the “Ferring Asset Purchase Agreement”), pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory in April 2017 and an aggregate of $0.5 million related to transition services, paid in July 2017 and September 2017.
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

With our broad Vitaros expertise and internal know-how, coupled with the proven success in obtaining regulatory approvals for Vitaros in other territories, we believe we are well equipped to pursue regulatory approval for Vitaros in the United States. We initiated certain activities in 2015 to address issues previously raised by the U.S. Food and Drug Administration (“FDA”) in a 2008 non-approvable letter, including possible safety risks associated with our proprietary permeating enhancer, NexACT, and certain chemistry, manufacturing and control issues. We confirmed the necessary drug-device engineering and compliance requirements, including human factor testing, completed those studies and re-submitted a revised new drug application (“NDA”) with the FDA in August 2017. The Prescription Drug User Fee Act (“PDUFA”) goal date for completion of the FDA’s review of the NDA is February 17, 2018.
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

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. Through September 30, 2017, we had an accumulated deficit of approximately $313.5 million and recorded net income of approximately $2.8 million and negative cash flows from operations for the nine months ended September 30, 2017. As of September 30, 2017, we had cash and cash equivalents of approximately $8.5 million. While we believe we have enough cash to fund our operations through the fourth quarter of 2018, our history and other factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.
On September 10, 2017, we entered into a Securities Purchase Agreement (the “September 2017 SPA”) with certain accredited investors for net proceeds of approximately $3.1 million, after deducting commissions and estimated offering expenses. Pursuant to the agreement, we sold 2,136,614 shares of our common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement. The warrants were exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one half years from that date. In addition, we issued warrants to purchase up to 106,831 shares of common stock (the “September 2017 Placement Agent Warrants”) to H.C. Wainwright & Co., LLC (the “Placement Agent”). These were exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one half years from the closing date.

On April 26, 2017, we completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and our offering expenses. Pursuant to the underwriting agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”), we sold to H.C. Wainwright an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock, sold at a public offering price of $1.40 per unit. At the time of the offering closing, we did not currently have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants. The sufficient number of authorized common stock became available on May 17, 2017 when the Company received stockholder approval of the proposed amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “Charter Amendment”) and the Charter Amendment became effective. The warrants will expire five years from the date the warrants were exercisable, or May 17, 2017, and the exercise price of the warrants is $1.55 per share of common stock. In connection with this transaction, we issued to H.C. Wainwright warrants to purchase up to 251,500 shares of common stock (the “Underwriter Warrants”). The Underwriter Warrants have substantially the same terms as the warrants sold concurrently to the investors in the offering, except that the Underwriter Warrants have a term of five years from the effective date of the related prospectus, or April 20, 2017, and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

On April 20, 2017, we entered into a warrant amendment with the holders of our warrants to purchase common stock, issued in a previous financing in September 2016, pursuant to which, among other things, (i) the exercise price of the warrants was reduced to $1.55 per share (the exercise price of the warrants sold in the April 2017 Financing), and (ii) the date upon which such warrants become exercisable was changed to the effective date of the Charter Amendment, or May 17, 2017.

On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. We received an upfront payment of $11.5 million and approximately $0.7 million for the delivery of certain product-related inventory and $0.5 million related to transition services. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under our Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”). See “Ferring Asset Purchase Agreement” below for additional information.

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which if declared effective by the SEC, will allow us to offer from time to time any combination of debt securities, common and preferred stock and warrants. We registered $100.0 million in aggregate securities which will be available for sale under our Form S-3 shelf registration statement if and when its declared effective by the SEC. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. Since our public float was less than $75.0 million as of the date we filed the Form S-3 registration statement, our usage of our Form S-3 will be limited if and when declared effective by the SEC. We still maintain the ability to raise funds through other means, such as through additional public or private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

•
the outcome of our new drug application (“NDA”) resubmission for Vitaros, and any additional development requirements imposed by the U.S. Food and Drug Administration (“FDA”) in connection with our resubmission;

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
We may need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, and/or the completion of a licensing transaction for one or more of our pipeline assets. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities, such as potential commercialization activities for Vitaros in the United States and future clinical studies for RayVa. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and there have been no material changes during the nine months ended September 30, 2017.
Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Results of Operations
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended September 30,		2017 vs 2016		Nine Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Operating expense
Research and development	$1,960	$170	$1,790	1,053%	$3,226	$5,274	$(2,048)	(39)%
General and administrative	1,756	1,550	206	13%	4,799	5,878	(1,079)	(18)%
Total operating expense	3,716	1,720	1,996	116%	8,025	11,152	(3,127)	(28)%
Loss from operations	$(3,716)	$(1,720)	$(1,996)	116%	$(8,025)	$(11,152)	$3,127	(28)%
Research and Development Expenses from Continuing Operations
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $1.8 million increase in research and development expense during the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to the $1.5 million milestone payment paid to Allergan during September 2017 following the FDA’s acknowledgment of receipt of our Vitaros NDA resubmission. The $2.0 million decrease in research and development expense during the nine months ended September 30, 2017, as compared to the same period in the prior year, resulted primarily from decreases in outside services related to the development of fispemifene and RayVa as well as decreased personnel-related expenses, partially offset by the $1.5 million payment to Allergan for the NDA resubmission. We expect to continue to incur additional expenses during the remainder of 2017 related primarily to activities as we prepare for commercialization of Vitaros in the United States, as well as personnel-related expenses.

General and Administrative Expenses from Continuing Operations
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses were comparable during the three months ended September 30, 2017 as compared to the same period of the prior year. General and administrative expenses decreased $1.1 million during the nine months ended September 30, 2017, as compared to the same period of the prior year due to lower professional services expenses, such as legal, accounting, and investor relations expenses.
Other Income and Expense from Continuing Operations
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2017 vs 2016		Nine Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Other (expense) income
Interest income (expense), net	$3	$(234)	$237	(101)%	$(89)	$(771)	$682	(88)%
Loss on extinguishment of debt	—	—	$—	N/M	(422)	—	(422)	N/M
Change in fair value of warrant liability	(296)	626	(922)	(147)%	(588)	5,063	(5,651)	(112)%
Other financing expenses	—	(256)	256	(100)%	—	(461)	461	(100)%
Other expense, net	—	(12)	12	(100)%	(26)	(23)	(3)	13%
Total other income (expense)	$(293)	$124	$(417)	(336)%	$(1,125)	$3,808	$(4,933)	(130)%
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

Discontinued Operations
The operating results from our discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product sales	$—	$172	$143	$541
Royalty revenue	—	195	368	866
License fee revenue	—	3,950	—	4,000
Cost of goods sold	—	(110)	(74)	(436)
Cost of Sandoz rights	—	(3,380)	—	(3,380)
Operating expenses	(73)	(504)	(821)	(1,363)
Other expense	—	(17)	(16)	(17)
Gain on sale	250	—	12,317	—
Income (loss) from discontinued operations	$177	$306	$11,917	$211
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory and $0.5 million related to transition services. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under the Credit Facility with the Lenders.
As a result of the Ferring Asset Purchase Agreement, all product sales revenue, royalty revenue and cost of goods sold have been reflected as discontinued operations for all periods presented. Cost of Sandoz rights represents the payments owed by the Company to Sandoz as a condition under the termination agreement between the two parties related to Vitaros outside of the United States.In addition, operating expenses, such as the transaction costs directly related to the Ferring Asset Purchase Agreement, have been presented as discontinued operations. Transition services payments are presented as discontinued operations in the period in which they are recognized.

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities from continuing operations	$(8,073)	$(11,181)
Net cash provided by investing activities from continuing operations	—	262
Net cash provided by financing activities from continuing operations	2,369	11,828
Net cash provided by discontinued operations	12,080	818
Net increase in cash	$6,376	$1,727

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations of $8.1 million during the nine months ended September 30, 2017 was primarily due to a net loss from continuing operations of $9.2 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.6 million, stock-based compensation expense of $0.9 million, and the loss on extinguishment of debt of $0.4 million.

Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations of $2.4 million during the nine months ended September 30, 2017 was due to net proceeds of $9.5 million from the issuance of common stock and warrants in our April 2017 Financing, offset by the repayment of our Credit Facility of $7.1 million as a closing condition of the Ferring Asset Purchase Agreement.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2017, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint seeks a declaratory judgment that a non-compete provision in a license agreement between us and Majorelle, dated November 12, 2013, is unenforceable and makes other claims relating to invalidity of our assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleges breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between us and Majorelle. In addition to declaratory relief, Majorelle is seeking damages in excess of $1.0 million, punitive damages, disgorgement of profits and attorney’s fees. On August 30, 2017, we and NexMed removed the case to federal district court in the Southern District of New York. We believe the allegations are without merit, reject all claims raised by Majorelle and intend to vigorously defend this matter.

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
Risks Related to the Company
As a result of our sale of assets to Ferring, we do not expect to generate revenue for the foreseeable future and we may not be successful in obtaining FDA approval for our recently resubmitted NDA for U.S. Vitaros. *
On March 8, 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory and two additional quarterly payments totaling $0.5 million related to transition services. Following the Ferring Asset Purchase Agreement, we will no longer have the ability to generate revenues from operations unless our recently submitted NDA with the FDA for Vitaros receives approval and we successfully commercialize Vitaros in the United States alone or with partners, or Allergan exercises its one-time opt-in commercialization right. Even if we do ultimately receive approval of the NDA, we will need to raise additional capital to fund our operations. In addition, our future growth will depend on our ability to successfully implement our strategy to focus solely on Vitaros in the United States, as well as RayVa. If we are unable to successfully execute on this business strategy, our business, financial condition, results of operations and prospects would be materially and adversely affected.
We expect to continue to require external financing to fund our operations, which may not be available. *
We expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all.
As of September 30, 2017, we had cash and cash equivalents of approximately $8.5 million. In September 2017, we entered into the September 2017 SPA for net proceeds of approximately $3.1 million. In April 2017, we completed a public offering and raised net proceeds of approximately $5.9 million. In March 2017, we entered into the Ferring Asset Purchase Agreement with Ferring, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for up to approximately $12.7 million. In addition to the upfront payment of $11.5 million, Ferring paid us approximately $0.7 million for the delivery of certain product-related inventory. We were also eligible to receive two additional quarterly payments totaling $0.50 million related to transition services, which we received in July 2017 and September 2017. As part of the Ferring Asset Purchase Agreement, we have agreed to indemnify Ferring against losses suffered as a result of our breach of representations and warranties and our other obligations under our asset purchase agreement, and therefore may be liable for a portion of the consideration we received from Ferring.

We have filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which if declared effective by the SEC, will allow us to offer from time to time any combination of debt securities, common and preferred stock and warrants. We registered $100.0 million in aggregate securities which will be available for sale under our Form S-3 shelf registration statement if and when its declared effective by the SEC. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. Since our public float was less than $75.0 million as of the date we filed the Form S-3 registration statement, our usage of our Form S-3 will be limited if and when declared effective by the SEC. We still maintain the ability to raise funds through other means, such as through additional public or private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
While we have historically generated modest revenues from our operations, following the Ferring Asset Purchase Agreement, we will no longer generate those revenues. Given our current lack of profitability and limited capital resources, we may not be able to fully execute all of the elements of our strategic plan, including commercializing Vitaros in the United States if approved, and progressing our development program for RayVa. If we are unable to accomplish these objectives, our business prospects will be diminished, we will likely be unable to achieve profitability, and we may be unable to continue as a going concern.

We have a history of operating losses and an accumulated deficit, and we may be unable to generate sufficient revenue to achieve profitability in the future.*
We only began generating revenues from the commercialization of Vitaros in the third quarter of 2014, we have never been profitable and we have incurred an accumulated deficit of approximately $313.5 million from our inception through September 30, 2017. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on (1) FDA approval of our recently resubmitted Vitaros NDA and the successful commercialization of Vitaros in the United States, and (2) the successful development, approval and commercialization of RayVa. If we are unable to accomplish these objectives, we may be unable to achieve profitability and would need to raise additional capital to sustain our operations.
There is substantial doubt concerning our ability to continue as a going concern.*
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. In April 2017, we completed a public offering for net proceeds of approximately $5.9 million and in September 2017, we entered into the September 2017 SPA for net proceeds of approximately $3.1 million. While we believe we have sufficient cash to fund our operations through the fourth quarter of 2018, our history and other operating circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of September 30, 2017, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed on March 13, 2017, includes a going concern explanatory paragraph. Management plans to raise additional funds with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Our business is entirely dependent on obtaining FDA approval for Vitaros, for which we submitted an NDA in the third quarter of 2017, and our other product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially begin commercialization.*
Our future success depends entirely on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. The success of Vitaros, our leading product candidate, will depend on whether the FDA approves our NDA, which we resubmitted in August 2017. An NDA was previously submitted for Vitaros, but the FDA issued a non-approvable letter in 2008 identifying certain deficiencies with the application. Based on feedback during our pre-NDA meetings with the FDA, we believe that the resubmission of the Vitaros NDA does not require additional clinical testing and we did not resubmit with such data, but there is no assurance that the FDA will accept the NDA for Vitaros or agree that no additional clinical trials will be required. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication.
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
Our clinical development plan for RayVa includes a Phase 2b take-home clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We reported results on the Phase 2a clinical trial in September 2015, which we believe supported moving RayVa forward into future clinical trials. There is no guarantee that we will commence clinical trials or that future ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
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
We depend upon third party manufacturers for our product candidates.
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
Our third-party manufacturers and suppliers are subject to numerous regulations, including current Good Manufacturing Practices (“cGMP”), regulations governing manufacturing processes and related activities and similar foreign regulations. The facilities used by our third-party manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities pursuant to inspections that will be conducted as a result of our resubmission of our NDA to the FDA. If our third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the applicable regulatory authorities’ strict regulatory requirements, or pass regulatory inspection, they will not be able to secure or maintain regulatory approval for the manufacturing facilities. In addition, our third-party manufacturers and suppliers are independent entities who are subject to their own operational and financial risks that are out of our control, and we have no control over the ability of these third party manufacturers to maintain adequate quality control, quality assurance, and qualified personnel. If we or any of these third-party manufacturers or suppliers fail to perform as required or fail to comply with the regulations of the FDA, our ability to deliver our products on a timely basis, receive royalties or continue our clinical trials would be adversely affected. Further, if the FDA does not approve these facilities for the manufacture of our products, including our third-party manufacturer for the finished product Vitaros, or if it withdraws such approval in the future, or if our suppliers or third party manufacturers decide they no longer wish to manufacture our products, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for, or market our product candidates, if approved. Also, the manufacturing processes of our manufacturing partners may be found to violate the proprietary rights of others, which could interfere with their ability to manufacture products on a timely and cost effective basis.
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
Further, we do not currently have a long-term commitment for the production of finished Vitaros or the raw materials and components thereof. If we are unable to establish any long-term agreements with such third-party manufacturers and suppliers or to do so on acceptable terms, or such parties are unable to produce sufficient quantities of finished Vitaros product or the raw materials and components thereof that we need, we may need to identify and qualify other third-party manufacturers in order to commence or sustain the commercialization of Vitaros.
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
Clinical trials are inherently unpredictable and involve a lengthy and expensive process with an uncertain outcome. If we do not successfully conduct certain clinical trials or gain regulatory approval, we may be unable to market our product candidates.
Our product candidates are in various stages of development. Through clinical trials and life cycle management programs, our product candidates, Vitaros and RayVa, must be demonstrated to the satisfaction of the FDA to be safe and effective for their indicated uses. Future clinical trials and studies may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the product candidates or conduct additional clinical trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, our future clinical trials may not be successful.
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
We face a high degree of competition.
We are engaged in a highly competitive industry. If we obtain approval in the United States for Vitaros, we would compete against many companies and research institutions that research, develop and market products in areas similar to those in which we operate. For example, Viagra®(Pfizer), Cialis®(Lilly), Levitra®(Glaxo Smith Kline), Stendra®(Mist Pharmaceuticals, LLC), Muse® (Meda Pharmaceuticals Inc.), and Caverject® (Pfizer, Inc.) are currently approved for treatment of ED.
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

In addition, if the Vitaros NDA is approved by the FDA, Allergan has a one-time opt-in right for a period of sixty days following the later of (i) receipt by Allergan of the option package from the Company following the NDA resubmission or (ii) FDA approval, to assume all future commercialization activities for Vitaros in the United States. If Allergan exercises its opt-in right, we may receive up to a total of $25 million in upfront and potential launch milestone payments, plus a double-digit royalty on net sales of Vitaros. If Allergan elects not to exercise its opt-in right, we expect to commercialize Vitaros, either through an internally built commercial organization, a contract sales force or by partnering with a pharmaceutical company with established sales and marketing capabilities.
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
If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, we could lose rights that are important to our business.*
We are party to a license agreement with Allergan that imposes diligence, development and commercialization timelines, royalty, insurance and other obligations on us. Under our existing licensing agreement, we are obligated to pay royalties on net product sales of U.S. Vitaros to the extent they are covered by the agreements. If we fail to comply with our obligations, Allergan may have the right to terminate this agreement, in which event we might not be able to develop, manufacture or market the product covered by this agreement and may face other penalties under the agreement. Such an occurrence could materially adversely affect the value of product candidates being developed using rights licensed to us under any such agreement. Termination of this agreement or reduction or elimination of our rights under this agreement may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under this agreement, including our rights to important intellectual property or technology.
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
If we fail to obtain regulatory approval to market our product candidates, we will be unable to sell our product candidates, which will impair our ability to generate additional revenues. To receive approval, we must, among other things, demonstrate with substantial evidence from clinical trials, to the satisfaction of the FDA, that the product candidate is both safe and effective for each indication for which approval is sought. Failure can occur in any stage of development. Satisfaction of the approval requirements is unpredictable but typically takes several years following the commencement of clinical trials, and the time and money needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when our existing and planned clinical trials will generate the data necessary to support an NDA and if, or when, we might receive regulatory approvals for our product candidates. For example, an NDA was previously submitted for Vitaros, but the FDA issued a non-approvable letter in 2008 identifying certain deficiencies with the application. Although we did not conduct additional clinical testing, we addressed the issues the FDA raised in the non-approvable letter in our NDA resubmission in August 2017. Based on feedback during our pre-NDA meetings with the FDA, we believe that the resubmission of the Vitaros NDA did not require additional clinical testing, but there is no assurance that the FDA will accept the NDA for Vitaros or agree that no additional clinical trials were required.
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
We are authorized to issue 40,000,000 shares of our capital stock, consisting of 30,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. We have filed a shelf registration statement on Form S-3 with the SEC, which if declared effective by the SEC, will allow the Company to offer from time to time any combination of debt securities, common and preferred stock and warrants.
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

3.10
Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

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

4.11	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

10.1
Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

10.2
Securities Purchase Agreement dated as of September 10, 2017, between Apricus Biosciences, Inc. and each purchaser named in the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

10.3
Engagement Letter between Apricus Biosciences, Inc. and H.C. Wainwright & Co., LLC, dated as of September 10, 2017 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

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

Apricus Biosciences, Inc.

Date: November 2, 2017	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary