Form 10-Q
period 2018-03-31
APRICUS BIOSCIENCES, INC.
filed 2018-05-03
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 27, 2018, 23,441,080 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$5,678	$6,331
Prepaid expenses and other current assets	240	261
Total current assets	5,918	6,592
Property and equipment, net	66	79
Other long term assets	36	35
Total assets	$6,020	$6,706

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$344	$58
Accrued expenses	929	650
Accrued compensation	417	863
Deferred revenue	—	12
Total current liabilities	1,690	1,583
Warrant liabilities	—	694
Other long term liabilities	42	58
Total liabilities	1,732	2,335

Commitments and contingencies (note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value, 30,000,000 shares authorized, 16,341,080 and 15,217,231 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	16	15
Additional paid-in-capital	322,530	320,343
Accumulated deficit	(318,258)	(315,987)
Total stockholders’ equity	4,288	4,371
Total liabilities and stockholders’ equity	$6,020	$6,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Operating expense
Research and development	$217	$412
General and administrative	2,135	1,441
Total operating expense	2,352	1,853
Loss before other income (expense)	(2,352)	(1,853)
Other income (expense)
Interest income (expense), net	—	(95)
Loss on extinguishment of debt	—	(422)
Change in fair value of warrant liability	222	(1,008)
Amendment of equity classified warrants	(141)	—
Other expense, net	—	(26)
Total other income (expense)	81	(1,551)
Loss from continuing operations	(2,271)	(3,404)
Income from discontinued operations	—	11,477
Net income (loss)	$(2,271)	$8,073

Basic and diluted earnings (loss) per share
Continuing operations	$(0.14)	$(0.44)
Discontinued operations	$—	$1.48
Total earnings (loss) per share	$(0.14)	$1.04

Weighted average common shares outstanding for basic and diluted earnings (loss) per share	15,971	7,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(2,271)	$8,073
Net income from discontinued operations	—	11,477
Net loss from continuing operations	(2,271)	(3,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	13	56
Non-cash interest expense	—	56
Stock-based compensation expense	300	284
Warrant liabilities revaluation	(222)	1,008
Loss on debt extinguishment	—	422
Amendment of equity classified warrants	141	—
Changes in operating assets and liabilities from continuing operations:
Prepaid expenses and other current assets	156	(4)
Other assets	(1)	(4)
Accounts payable	286	(202)
Accrued expenses	144	479
Accrued compensation	(446)	124
Deferred revenue	(12)	—
Other liabilities	(16)	(7)
Net cash used in operating activities from continuing operations	(1,928)	(1,192)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of warrants	1,275	—
Repayment of notes payable	—	(7,129)
Net cash provided by (used in) financing activities from continuing operations	1,275	(7,129)
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	—	(1,504)
Net cash provided by investing activities of discontinued operations	—	11,500
Net cash provided by discontinued operations	—	9,996
Net increase (decrease) in cash	(653)	1,675
Cash, beginning of period	6,331	2,087
Cash, end of period	$5,678	$3,762
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$92
Non-cash investing and financing activities:
Transaction costs for 2018 financing activities	$(135)	$—
Reclassification of warrant liabilities to equity	$472	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	15,217	$15	$320,343	$(315,987)	$4,371
Stock-based compensation expense	—	—	300		300
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	83	—	—	—	—
Proceeds from exercise of warrants	1,041	1	1,274	—	1,275
Amendment of equity classified warrants	—	—	141	—	141
Reclassification of warrant liabilities to equity	—	—	472	—	472
Net loss	—	—	—	(2,271)	(2,271)
Balance as of March 31, 2018	16,341	$16	$322,530	$(318,258)	$4,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Apricus Biosciences, Inc. and subsidiaries (the “Company”) Annual Report on Form 10-K (“Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018. The accompanying financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $318.3 million and working capital of $4.2 million as of March 31, 2018 and reported net loss of approximately $2.3 million and negative cash flows from operations of $1.9 million for the three months ended March 31, 2018. The Company also reported negative cash flows from operations of $10.6 million for the year ended December 31, 2017. The Company’s history and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of March 31, 2018, the Company had cash and cash equivalents of approximately $5.7 million.

On February 15, 2018, the U.S. Food and Drug Administration (“FDA”), issued a complete response letter (a “CRL” and such CRL, the “2018 CRL”) for the new drug application (“NDA”) for Vitaros. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. In April 2018, the Company met with the FDA and confirmed that two new Phase 3 clinical efficacy trials would be necessary at a lower formulation concentration in order to reach approval. The Company has initiated discussions with parties for the U.S. Vitaros rights to enable Vitaros’ continued development and potential approval in exchange for financial terms commensurate with a development stage asset.

On April 2, 2018, the Company completed a public offering (the “April 2018 Financing”) for net proceeds of approximately $2.9 million, after deducting placement agent fees and other estimated offering expenses. Pursuant to the agreement, the Company sold 7,100,000 units (the “2018 Units”) at a purchase price of $0.50 per share, with each unit consisting of one share of the Company’s common stock and one warrant to purchase 0.5 of a share of the Company’s common stock (the “April 2018 Warrants”). At the time of the offering closing, the Company did not have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the April 2018 Warrants and therefore, the April 2018 Warrants are only exercisable following the Company's announcement that it has received stockholder approval of an amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares (the “2018 Charter Amendment”) and the 2018 Charter Amendment has become effective. The April 2018 Warrants have an exercise price equal to $0.50 per share of common stock and will expire five years from the date they are first exercisable. In addition, the Company issued warrants to purchase up to 355,000 shares of common stock (the “April 2018 Placement Agent Warrants”) to H.C. Wainwright & Co., LLC (“H.C. Wainwright”). The April 2018 Placement Agent Warrants are exercisable upon the announcement of the effectiveness of the 2018 Charter Amendment at an exercise price of $0.625 per share, and also expire five years from that date.

In March 2018, the Company entered into a warrant amendment (the “March 2018 Warrant Amendment”) with the holders of warrants issued pursuant to the Company’s February 2015 and January 2016 financings (the “2015 and 2016 Warrants”), which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) amended certain provisions of the 2015 and 2016 Warrants such that they, effective as of the March 2018 Warrant Amendment, can no longer be net-cash settled.
On September 10, 2017, the Company entered into a Securities Purchase Agreement (the “September 2017 SPA”) with certain investors for net proceeds of approximately $3.1 million, after deducting commissions and estimated offering expenses payable by the Company. Pursuant to the agreement, the Company sold 2,136,614 shares of the Company’s common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement (the “September 2017 Warrants”). The September 2017 Warrants were originally exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one half years from that date. In addition, the Company issued warrants to purchase up to 106,831 shares of common stock to H.C. Wainwright (the “September 2017 Placement Agent Warrants”). The September 2017 Placement Agent Warrants were originally exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one half years from the closing date. In connection with the April 2018 Financing, the September 2017 Warrants and the September 2017 Placement Agent Warrants were amended to, among other things, (i) reduce the exercise price of the warrants to $0.60 per share (the closing price of the Company’s stock on March 27, 2018, or the date of the amendment), and (ii) change the date upon which such warrants become exercisable to the effective date of the 2018 Charter Amendment (the “April 2018 Warrant Amendment”).

On April 26, 2017, the Company completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the underwriting agreement with H.C. Wainwright, the Company sold to H.C. Wainwright an aggregate of 5,030,000 units (the “2017 Units”). Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock (the “April 2017 Warrants”), sold at a public offering price of $1.40 per unit. At the time of the offering closing, the Company did not have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the April 2017 Warrants. The sufficient number of authorized common stock became available on May 17, 2017 when the Company received stockholder approval of the proposed amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “2017 Charter Amendment”) and the 2017 Charter Amendment became effective on that date. The April 2017 Warrants will expire five years from May 17, 2017, the date they became exercisable, and the exercise price of the April 2017 Warrants is $1.55 per share of common stock. In connection with this transaction, the Company issued to H.C. Wainwright warrants to purchase up to 251,500 shares of common stock (the “2017 Underwriter Warrants”). The 2017 Underwriter Warrants have substantially the same terms as the April 2017 Warrants sold concurrently to the investors in the offering, except that the 2017 Underwriter Warrants have a term of five years from the effective date of the related prospectus, or April 20, 2017, and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017, and a related prospectus.

On April 20, 2017, the Company entered into a warrant amendment (the “April 2017 Warrant Amendment”) with the holders of the Company’s September 2016 Warrants (as defined below) issued in a financing in September 2016 (the “September 2016 Financing”), which, among other things, (i) reduced the exercise price of the September 2016 Warrants to $1.55 per share (the exercise price of the April 2017 Warrants), and (ii) changed the date upon which the September 2016 Warrants became exercisable to the effective date of the 2017 Charter Amendment, or May 17, 2017.
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
The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 31, 2018, the Company had approximately $96.5 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of March 31, 2018, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations;

•	its ability to secure a development partner for U.S. Vitaros in order to overcome deficiencies raised in the 2018 CRL;

•	its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market (“Nasdaq”);

•	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	litigation expenses;

•	the emergence and effect of competing or complementary products;

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

On April 10, 2018, the Company received notice from Nasdaq indicating that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price for its common stock had been below $1.00 per share for the previous thirty (30) consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until October 8, 2018, to regain compliance. In order to regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.
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
Warrant Liabilities
Prior to 2018, the Company’s 2015 and 2016 Warrants were classified as liabilities in the accompanying condensed consolidated 2017 balance sheet as they contained provisions that were considered outside of the Company’s control, such as requiring the Company to maintain active registration of the shares underlying such warrants. The 2015 and 2016 Warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants was re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed consolidated statements of operations for 2017.

In March 2018, the Company entered into the March 2018 Warrant Amendment with the holders of its 2015 and 2016 Warrants, which amended the terms so that in no circumstances may the 2015 and 2016 Warrants be net-cash settled. As a result, the fair value of the 2015 and 2016 Warrants at the date of the modification were reclassified to equity.
As of March 31, 2018, all of the Company’s warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified. See note 5 for further details.
Fair Value Measurements
The Company determines the fair value measurements of applicable assets and liabilities based on a three-tier fair value hierarchy established by accounting guidance and prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company’s common stock warrant liabilities, when applicable, are measured and disclosed at fair value on a recurring basis, and are classified within the Level 3 designation.
In March 2018, the Company entered into the March 2018 Warrant Amendment with the holders of its 2015 and 2016 Warrants, which amended the terms so that in no circumstances may the 2015 and 2016 Warrants be net-cash settled. As a result, the Company’s 2015 and 2016 Warrants were reclassified from liabilities to equity during the first quarter of 2018 and will no longer be measured at fair value on a recurring basis.

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands) during the current period:

Warrant liabilities
Balance as of December 31, 2017	$694
Change in fair value measurement of warrant liability	(222)
Warrant liability reclassified to stockholders' equity	(472)
Balance as of March 31, 2018	$—
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

The following securities that could potentially dilute net income (loss) per share in the future are not included in the determination of diluted income (loss) per share as their effect is anti-dilutive (in thousands):

	As of March 31,
	2018	2017
Outstanding stock options	1,063	407
Outstanding warrants	3,837	2,071
Restricted stock units	601	586
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
The table below presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the three months ended March 31, 2018. No stock options were granted during the first three months of 2017.

March 31, 2018
Risk-free interest rate	2.27%-2.29%
Volatility	98.09%-105.01%
Dividend yield	—%
Expected term	5-6.08 years
Forfeiture rate	—%
Weighted average grant date fair value	$1.66

A summary of the Company’s stock option activity under its stock option plans during the three months ended March 31, 2018 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	369	$17.37
Granted	695	$2.11
Outstanding as of March 31, 2018	1,064	$7.40
During the first quarter of 2018, the Company granted approximately 0.7 million options to its employees and Board of Directors which have vesting periods of four years and one year, respectively.
A summary of the Company’s restricted stock unit activity under its stock option plans during the three months ended March 31, 2018 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	718	$1.57
Vested	(117)	$2.45
Unvested as of March 31, 2018	601	$1.40

The Company grants options and restricted stock units (“RSUs”) to its employees annually in order to retain and incentivize its employees to achieve its strategic objectives. During the first quarter of 2017, the Company granted approximately 0.5 million RSUs, one half of which will vest if the Company receives marketing approval of Vitaros in the United States by the FDA and the remaining half will vest in November 2018. The Company records expense related to its performance RSUs based on the probability of occurrence, which is reassessed each quarter. Since approval by the FDA is out of the Company’s control, the probability of occurrence is zero until met.

The options and RSUs are subject to the employee’s continued employment with the Company through the applicable date and subject to accelerated vesting upon a change in control of the Company. The options and RSUs granted to the Company’s officers are also subject to accelerated vesting pursuant to the terms of their existing employment agreements.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$41	$52
General and administrative	259	232
Total	$300	$284
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

2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public entities, though early adoption was permitted. The Company adopted the standard on January 1, 2018 using a modified retrospective approach with the cumulative effect of adopting the standard recognized at the date of initial application. Due to the Company’s sale of certain assets and rights to Ferring in March 2017 (see note 2), the Company does not currently have a revenue stream. Accordingly, the adoption of this update on January 1, 2018 did not have a material effect on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-2, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company does not believe the adoption of this standard will have a material effect on its condensed consolidated financial statements and related disclosures.

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
Discontinued Operations
The Company had no assets and liabilities presented as discontinued operations as of March 31, 2018 or as of December 31, 2017. The Company had no operating results related to discontinued operations during the three months ended March 31, 2018. The operating results of the Company’s discontinued operations for the three months ended March 31, 2017 are as follows (in thousands):

Product sales	$143
Royalty revenue	221
Cost of goods sold	(74)
Operating expenses	(614)
Other expense	(16)
Gain on sale	11,817
Income from discontinued operations	$11,477
Product sales, royalty revenue and cost of goods sold all relate to the sale of Vitaros product outside of the United States. Historically, the Company relied on its former commercial partners to sell Vitaros in approved markets and received royalty revenue from its former commercial partners based upon the amount of those sales. Royalty revenues were computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. Operating expenses for the prior period include primarily patent and legal fees and accounting expenses incurred in connection with the Ferring Asset Purchase Agreement.

3. ALLERGAN IN-LICENSING AGREEMENT

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros in the United States. In September 2015, the Company entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting the Company exclusive rights to develop and commercialize Vitaros in the United States in exchange for a $1.0 million upfront payment, paid in September 2015, and a $1.5 million regulatory milestone payment, paid in September 2017 following the FDA’s acknowledgment of receipt of the Company’s NDA resubmission. Since the intangibles acquired in the license agreement do not have an alternative future use, all costs incurred including the upfront payment and the regulatory milestone payment, were treated as research and development expense.
As part of the license agreement, Allergan has the right to exercise a one-time opt-in right to assume all future commercialization activities in the United States, assuming FDA approval, in exchange for a total of $25.0 million in upfront and potential launch milestone payments owed to the Company, plus a high double-digit royalty in the ten to twenty percent range on Allergan’s net sales of the product. If Allergan elects not to exercise its opt-in right, the Company expects to commercialize Vitaros by partnering with a pharmaceutical company with established sales and marketing capabilities.
In 2008, the FDA issued a CRL (the “2008 CRL”) for the Vitaros NDA, identifying certain deficiencies in the application. Based on the Company’s subsequent interactions with the FDA and after completion of further drug-device engineering and other activities intended to address issues previously raised in the 2008 CRL, which included human factor testing and new non-clinical studies, the Company resubmitted the Vitaros NDA in August 2017.
On February 15, 2018, the FDA issued the 2018 CRL, identifying deficiencies related to chemistry, manufacturing and controls (“CMC”) and indicating that the modest treatment effect did not outweigh certain safety concerns specific to the 2.5% concentration of its permeation enhancer NexACT (DDAIP.HCl) contained in the current formulation.

In April 2018, the Company met with the FDA and confirmed that two new Phase 3 clinical efficacy trials would be necessary at a lower formulation concentration in order to reach approval. The Company has initiated discussions with interested parties for the U.S. Vitaros rights to enable its continued development and potential approval in exchange for financial terms commensurate with a development stage asset.

4. OTHER FINANCIAL INFORMATION
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Professional fees	$853	$575
Outside research and development services	30	61
Other	46	14
	$929	$650
Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred rent	$20	$46
Security deposit	12	12
Other	10	—
	$42	$58

5. STOCKHOLDERS' EQUITY
Common Stock Offerings
April 2018 Financing & Warrant Amendment

On April 2, 2018, the Company completed the April 2018 Financing for net proceeds of approximately $2.9 million, after deducting placement agent fees and other estimated offering expenses for the sale. Pursuant to the agreement, the Company sold 7,100,000 of the Company’s 2018 Units. The April 2018 Warrants issued pursuant to the April 2018 Financing have an exercise price equal to $0.50 per share of common stock, and are only exercisable following the Company's announcement that it has received stockholder approval of the 2018 Charter Amendment and the effective date of the 2018 Charter Amendment. The April 2018 Warrants will expire five years from the date they are first exercisable. In addition, the Company issued the April 2018 Placement Agent Warrants to purchase up to 355,000 shares of common stock to H.C. Wainwright. The April 2018 Placement Agent Warrants are exercisable upon the announcement of the effectiveness of the 2018 Charter Amendment at an exercise price of $0.625 per share, and also expire five years from that date.

In connection with the April 2018 Financing, the Company entered into a warrant amendment with the holders of the Company’s warrants to purchase common stock of the Company, issued in the September 2017 Financing. See below for details.

March 2018 Warrant Amendment

In March 2018, the Company entered into the March 2018 Warrant Amendment which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) amended certain provisions of the 2015 and 2016 Warrants such that they can no longer be net-cash settled, effective as of the March 2018 Warrant Amendment. The fair value of the 2015 and 2016 Warrants on the date of the modification was $0.5 million, which resulted in a charge of $0.1 million to change in fair value of warrant liability on the condensed consolidated statements of operations, resulting in a total charge of $0.2 million for the three months ended March 31, 2018. Upon modification, the 2015 and 2016 Warrants were reclassified to stockholders’ equity.

September 2017 Financing

On September 10, 2017, the Company entered into the September 2017 SPA with certain accredited investors for net proceeds of approximately $3.1 million. Pursuant to the agreement, the Company sold 2,136,614 shares of the Company’s common stock at a purchase price of $1.73 per share, and the September 2017 Warrants. The September 2017 Warrants were exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one-half years from that date. In addition, the Company issued the September 2017 Placement Agent Warrants to H.C. Wainwright. The September 2017 Placement Agent Warrants were exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one-half years from the closing date.

The standalone fair value of the combined warrants was determined using the Black-Scholes option pricing model and was recorded to equity. The September 2017 Warrants and the September 2017 Placement Agent Warrants were valued using assumptions of expected terms of 2.5 for each, volatilities of 110.4% for each, annual rate of dividends of 0.0% for each, and risk-free interest rates of 1.38% for each. The terms of the warrants state that under no circumstance may the shares be net-cash settled. Therefore, the September 2017 Warrants and the September 2017 Placement Agent Warrants have been classified within stockholders’ equity. The total proceeds from the private placement were allocated to the common stock and warrants on a relative fair values basis, with $2.8 million attributed to the common stock and $0.9 million attributed to the warrants. Transaction costs of approximately $0.6 million were netted against the proceeds and allocated to the common stock shares in equity.

In connection with the April 2018 Financing, the Company entered in the April 2018 Warrant Amendment, which (i) reduced the exercise price of the September 2017 Warrants and the September 2017 Placement Agent Warrants to $0.60 per share (the closing price of the Company’s stock on March 27, 2018, the date of the amendment), and (ii) changed the date upon which such warrants become exercisable to the effective date of the 2018 Charter Amendment. The April 2018 Warrant Amendment resulted in a charge of approximately $0.1 million, which was recorded as amendment of equity classified warrants in the condensed consolidated statement of operations for the three months ended March 31, 2018.

April 2017 Financing & Warrant Amendment

On April 26, 2017, the Company completed the April 2017 Financing for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. Pursuant to the underwriting agreement with H.C. Wainwright, the Company sold to H.C. Wainwright an aggregate of 5,030,000 of the Company’s 2017 Units. The April 2017 Warrants issued pursuant to the April 2017 Financing became exercisable only following the Company's announcement that it has received stockholder approval of the effectiveness of the 2017 Charter Amendment and the 2017 Charter Amendment had become effective. The April 2017 Warrants were exercisable upon the effective date of the 2017 Charter Amendment on May 17, 2017, expire five years from such date and have an exercise price $1.55 per share of common stock. In connection with this transaction, the Company also issued to H.C. Wainwright the 2017 Underwriter Warrants, which have substantially the same terms as the April 2017 Warrants, except that the 2017 Underwriter Warrants have a term of five years from April 20, 2017 and an exercise price of $1.75 per share. The terms of the April 2017 Warrants and the 2017 Underwriter Warrants state that under no circumstance may the shares be net-cash settled. Therefore, they have been classified within stockholders’ equity. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the SEC and declared effective on April 20, 2017 (File No. 333-217036), and a related prospectus.

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

Pursuant to the April 2017 Financing, the Company entered into the April 2017 Warrant Amendment with the holders of the Company’s September 2016 Warrants, issued in the September 2016 Financing. See below for details.

September 2016 Financing

In September 2016, the Company completed the September 2016 Financing, which was a registered direct offering of 1,082,402 shares of common stock at a purchase price of $3.45 per share with a group of investors.  Concurrently in a private placement, for each share of common stock purchased by each investor, such investor received from the Company an unregistered warrant to purchase three quarters of a share of common stock (the “2016 Private Placement Warrants”). Initially, the 2016 Private Placement Warrants had an exercise price of $4.50 per share, were exercisable six months from the initial issuance date, and would expire five and a half years from the initial issuance date.  The aggregate gross proceeds from the sale of the common stock and warrants was approximately $3.7 million, and the net proceeds after deduction of commissions, fees and expenses was approximately $3.2 million. In connection with this transaction, the Company issued to the placement agent warrants to purchase up to 54,123 shares of common stock sold in this offering (the “2016 Placement Agent Warrants” and, together with the 2016 Private Placement Warrants, the “September 2016 Warrants”). The 2016 Placement Agent Warrants have substantially the same terms as the 2016 Private Placement Warrants, except that initially, the 2016 Placement Agent Warrants had an exercise price of $4.3125 per share and would expire five years from the initial issuance date. Initially, the September 2016 Warrants were accounted for as liabilities and fair-valued at the issuance date. Out of the total gross proceeds, $1.6 million was allocated to the 2016 Private Placement Warrants based on their fair value, and the rest was allocated to the common stock and recorded in equity. Also, in connection with the transaction, the Company incurred cash-based transaction costs of approximately $0.5 million and non-cash transaction costs of $0.1 million related to the fair value of the 2016 Placement Agent Warrants. These costs were allocated between the warrant liability and the equity based on their relative values at the issuance date. The transaction costs that were allocated to the warrant liability of approximately $0.3 million were expensed and included in other financing expenses on the condensed consolidated statements of operations and the transaction costs of approximately $0.4 million related to the common stock were netted against the proceeds allocated to the common stock shares in equity.

In connection with the April 2017 Financing, the Company entered into the April 2017 Warrant Amendment, which, among other things, (i) reduced the exercise price of the September 2016 Warrants to $1.55 per share (the exercise price of the April 2017 Warrants), (ii) amended the terms of the agreement so that the shares cannot be cash settled under any circumstance, and (iii) changed the date upon which such warrants became exercisable to the effective date of the Charter Amendment, or May 17, 2017. Based upon the amended terms of the agreement, the September 2016 Warrants were reclassified to stockholders’ equity at the time of the April 2017 Warrant Amendment. The fair value of the September 2016 Warrants on that date was $0.8 million, which resulted in a charge of $0.2 million to change in fair value of warrant liability on the condensed consolidated statements of operations before reclassification to stockholders’ equity during the second quarter of 2017.

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent condensed consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Since the inception of the Aspire Purchase Agreement through March 31, 2018, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of April 27, 2018, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016, April 2017 and April 2018 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
January 2016 Financing
In January 2016, the Company entered into subscription agreements with certain purchasers pursuant to which it agreed to sell an aggregate of 1,136,364 shares of its common stock and warrants to purchase up to an additional 568,184 shares of its common stock to the purchasers for an aggregate offering price of $10.0 million, to take place in separate closings (the “January 2016 Financing”). Each share of common stock was sold at a price of $8.80 and included one half of a warrant to purchase a share of common stock. During the first closing in January 2016, the Company sold an aggregate of 252,842 shares and warrants to purchase up to 126,421 shares of common stock for gross proceeds of $2.2 million. The remaining shares and warrants were sold in a subsequent closing in March 2016 for gross proceeds of $7.8 million following stockholder approval at a special meeting on March 2, 2016. The aggregate net proceeds, after deduction of fees and expenses of approximately $0.4 million, were approximately $9.6 million.
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
Pursuant to the January 2016 financing, the exercise price of warrants issued in connection with a financing in February 2015 were reduced from $18.20 per share to $8.80 per share. The modification to these warrants resulted in a charge to other financing costs of approximately $0.7 million in 2016. The exercise price of these warrants was further reduced in March 2018. See above for details.

Warrants
A summary of warrant activity during the three months ended March 31, 2018 is as follows (in thousands):

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price
Outstanding as of December 31, 2017	7,084	$2.73
Exercised	(1,041)	$1.48
Cancelled	(233)	1.55
Outstanding as of March 31, 2018	5,810	$3.00
Exercisable as of March 31, 2018	3,837	$4.22
The following table shows the number of outstanding warrants by exercise price and date of expiration as of March 31, 2018 (in thousands):

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
300	$34.00	May 2018
1,103	$0.60	March 2020
252	$1.75	April 2022
3,250	$1.55	May 2022
429	$0.71	January 2023
442	$0.71	March 2023
19	$12.90	October 2024
15	$16.40	July 2025
5,810

6. RELATED PARTY TRANSACTIONS

The Company had the following related party transaction for the three months ended March 31, 2018:

IRRAS AB

IRRAS AB (“IRRAS”) is a commercial stage medical technology company of which a current director of the Company, Kleanthis G. Xanthopoulos, Ph.D., is currently the President, Chief Executive Officer and director. In January 2018, the Company and IRRAS entered into a sublease, pursuant to which the Company subleased to IRRAS excess capacity in its corporate headquarters (the “IRRAS Sublease”). The IRRAS Sublease has a term of two years and aggregate payments due to the Company of approximately $0.3 million, which approximate fair value.

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
Disclosures Regarding Forward-Looking Statements
The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the United States Securities and Exchange Commission (“SEC”) on March 1, 2018. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the timing of regulatory review and approval of Vitaros in the United Sates, if any, our plans for life-cycle development programs for Vitaros, our development and partnering plans for RayVa, our plans to reduce operating expenses and achieve profitability, including our strategic objectives, including efforts to maintain compliance with The Nasdaq Capital Market (“Nasdaq”) listing standards, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to, competition in the erectile dysfunction market and other markets in which we operate, our ability to further develop Vitaros, such as delivery device improvements, our ability to carry out further clinical studies for Vitaros, if required, as well as the timing and success of the results of such studies, our ability to maintain compliance with Nasdaq continued listing requirements which could result in our common stock being delisted from the exchange, our ability to retain and attract key personnel, our ability to raise additional funding that we may need to continue to pursue its commercial and development plans, our ability to secure an ex-U.S. strategic partner for RayVa, our ability to enter into partnering agreements or raise financing on acceptable terms, if at all; our dependence on third parties to manufacture Vitaros and RayVa; successful completion of clinical development programs, regulatory review and approval by the U.S. Food and Drug Administration (“FDA”) and similar regulatory bodies, anticipated revenue growth, manufacturing, competition, and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Part II below, many of which are outside our control.

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
On February 15, 2018, the FDA issued a complete response letter (a “CRL” and, such CRL, the “2018 CRL”) for the new drug application (“NDA”) for Vitaros. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. In April 2018, we met with the FDA and confirmed that two new Phase 3 clinical efficacy trials would be necessary at a lower formulation concentration in order to reach approval. We have initiated discussions with parties for the U.S. Vitaros rights to enable Vitaros’ continued development and potential approval in exchange for financial terms commensurate with a development stage asset.
In parallel, our Board of Directors has determined that we should evaluate strategic alternatives, which may include a sale of the company, a business combination, a merger or reverse merger or a license, with the goal of maximizing shareholder value.
Vitaros
Vitaros (alprostadil) is a topically-applied cream formulation of alprostadil, which is designed to dilate blood vessels. This combined with NexACT, our proprietary permeation enhancer, increases blood flow to the penis, causing an erection. In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to Vitaros in the United States. In September 2015, we entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting us exclusive rights to develop and commercialize Vitaros in the United States. On March 8, 2017, we entered into an asset purchase agreement (the “Ferring Asset Purchase Agreement”) with Ferring International Center S.A. (“Ferring”), pursuant to which Ferring now owns the rights to Vitaros outside of the United States.
In 2008, the FDA issued a CRL (the “2008 CRL”) for the Vitaros NDA, identifying certain deficiencies in the application. Based on our subsequent interactions with the FDA and after completion of further drug-device engineering and other activities intended to address issues previously raised in the 2008 CRL, which included human factor testing and new non-clinical studies, we resubmitted the Vitaros NDA in August 2017. On February 15, 2018, the FDA issued the 2018 CRL, identifying deficiencies related to chemistry, manufacturing and controls (“CMC”) and indicating that the modest treatment effect did not outweigh certain safety concerns specific to the 2.5% concentration of our permeation enhancer NexACT (DDAIP.HCl) contained in the current formulation. In April 2018, at our end-of-review meeting with the FDA, the FDA confirmed that we should develop a new Vitaros formulation that reduces the concentration of DDAIP.HCl from 2.5% to 0.5% in order to address the tumor promotion and partner transference safety concerns noted in the 2018 CRL. The FDA also confirmed that two new Phase 3 clinical efficacy trials with the reformulated product should be conducted prior to resubmitting the NDA and that the trials should include an assessment of the potential risk of enhanced sexually transmitted infections with the new formulation. In addition, the FDA requested certain pharmacokinetic assessments that we expect can be completed as part of the requested Phase 3 program and any additional clinical or commercial safety data generated prior to a resubmission. Lastly, the FDA stated that the Chemistry, Manufacturing and Control section in the resubmission will need to be updated with data generated during development of the new formulation. We believe the FDA has outlined a path to approval in the United States, but the cost and timeline associated with a reformulation effort and completing additional Phase 3 clinical trials exceeds our current resources and ability to raise additional capital. Therefore, we have initiated discussions with parties for the U.S. Vitaros rights to enable Vitaros’ continued development and potential approval in exchange for financial terms commensurate with a development stage asset.
RayVa
RayVa is our product candidate for the treatment of Raynaud's Phenomenon associated with scleroderma (systemic sclerosis). It is a topically-applied cream formulation of alprostadil designed to dilate blood vessels, which is combined with our proprietary permeation enhancer NexACT, and applied on-demand to the affected extremities. RayVa received authorization in May 2014 from the FDA to begin clinical studies. We reported results from our Phase 2a clinical trial of RayVa for the treatment of Raynaud’s Phenomenon secondary to scleroderma in September 2015. We are still assessing whether the safety concerns specific to the 2.5% concentration of DDAIP.HCl contained in the current formulation of Vitaros that the FDA raised in the 2018 CRL will affect RayVa’s future development path, since the underlying NexACT technology is utilized in both.
We are seeking an ex-U.S. collaboration partner prior to initiating any future clinical studies.

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. We recorded a net loss of approximately $2.3 million for the quarter and year ended March 31, 2018, and had an accumulated deficit of approximately $318.3 million as of March 31, 2018. Our cash balance was approximately $5.7 million as of March 31, 2018. Our history and other factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.
On April 2, 2018, we completed a public offering (the “April 2018 Financing”) for net proceeds of approximately $2.9 million, after deducting placement agent fees and other estimated offering expenses for the sale. Pursuant to the agreement, we sold 7,100,000 units at a purchase price of $0.50 per share, with each unit consisting of one share and one warrant to purchase 0.5 of a share of our common stock (the “April 2018 Warrants”). The April 2018 Warrants have an exercise price equal to $0.50 per share of common stock, and are only exercisable following our announcement that we have received stockholder approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares (the “2018 Charter Amendment”) and upon effectiveness of the 2018 Charter Amendment. The April 2018 Warrants will expire five years from the date they are first exercisable. In addition, we issued warrants to purchase up to 355,000 shares of common stock (the “April 2018 Placement Agent Warrants”) to H.C. Wainwright & Co., LLC (“H.C. Wainwright”). The April 2018 Placement Agent Warrants are exercisable upon the announcement of the effectiveness of the 2018 Charter Amendment at an exercise price of $0.625 per share, and also expire five years from that date.

In March 2018, we entered into a warrant amendment (the “March 2018 Warrant Amendment”) with the holders of warrants issued pursuant to our February 2015 and January 2016 financings (the “2015 and 2016 Warrants”), which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) amended certain provisions of the 2015 and 2016 Warrants such that they can no longer be net-cash settled, effective as of the Warrant Amendment.
On September 10, 2017, we entered into a Securities Purchase Agreement with certain accredited investors for net proceeds of approximately $3.1 million, after deducting commissions and estimated offering expenses. Pursuant to the agreement, we sold 2,136,614 shares of our common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement (the “September 2017 Warrants”). The September 2017 Warrants were originally exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one half years from that date. In addition, we issued warrants to purchase up to 106,831 shares of common stock to H.C. Wainwright (the “September 2017 Placement Agent Warrants”). The September 2017 Placement Agent Warrants were originally exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one half years from the closing date. In connection with the April 2018 Financing, the September 2017 Warrants and the September 2017 Placement Agent Warrants were amended which, among other things, (i) reduced the exercise price of the September 2017 Warrants and the September 2017 Placement Agent Warrants to $0.60 per share (the closing price of our stock on March 27, 2018, the date of the amendment), and (ii) changed the date upon which such warrants become exercisable to the effective date of the 2018 Charter Amendment (the “April 2018 Warrant Amendment”).
On April 26, 2017, we completed an underwritten public offering (the “April 2017 Financing”) for net proceeds of approximately $5.9 million, after deducting the underwriting discounts and commissions and our offering expenses. Pursuant to the underwriting agreement with H.C. Wainwright, we sold to H.C. Wainwright an aggregate of 5,030,000 units. Each unit consisted of one share of common stock and one warrant to purchase 0.75 of a share of common stock (the “April 2017 Warrants”), sold at a public offering price of $1.40 per unit. At the time of the offering closing, we did not currently have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the warrants. The sufficient number of authorized common stock became available on May 17, 2017 when we received stockholder approval of the proposed amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock (the “2017 Charter Amendment”) and the 2017 Charter Amendment became effective. The April 2017 Warrants will expire five years from the date the warrants were exercisable, or May 17, 2017, and the exercise price of the April 2017 Warrants is $1.55 per share of common stock. In connection with this transaction, we issued to H.C. Wainwright warrants to purchase up to 251,500 shares of common stock (the “2017 Underwriter Warrants”). The 2017 Underwriter Warrants have substantially the same terms as the April 2017 Warrants, except that the 2017 Underwriter Warrants have a term of five years from the effective date of the related prospectus, or April 20, 2017, and an exercise price of $1.75 per share. The common shares, warrants and warrant shares were issued and sold pursuant to an effective registration statement on Form S-1, which was previously filed with the Securities and Exchange Commission (“SEC”) and declared effective on April 20, 2017, and a related prospectus.
On April 20, 2017, we entered into a warrant amendment with the holders of our warrants to purchase common stock, issued in a previous financing in September 2016 (the “September 2016 Warrants”), which, among other things, (i) reduced the exercise price of the warrants to $1.55 per share (the exercise price of the April 2017 Warrants), and (ii) changed the date upon which such warrants become exercisable to the effective date of the 2017 Charter Amendment, or May 17, 2017.

On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services. We used approximately $6.6 million of the proceeds from the sale to repay all outstanding amounts due and owed, including applicable termination fees, under the Loan and Security Agreement (the “Credit Facility”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB are referred to together as the “Lenders”).
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of April 27, 2018, we had approximately $96.5 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of April 27, 2018, our public float was approximately $18.1 million based on 18.6 million shares of our common stock outstanding at a price of $0.97 per share, which was the closing sale price of our common stock on February 26, 2018. Since our public float is currently less than $75.0 million, as of April 27, 2018, we may only sell an aggregate of approximately $6.0 million of securities under our shelf registration statements on Form S-3, of which only $2.5 million is currently available following our April 2018 Financing. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations;

•	our ability to secure a development partner for U.S. Vitaros in order to overcome deficiencies raised in the 2018 CRL;

•	our ability to maintain compliance with the listing requirements of Nasdaq;

•	the outcome, costs and timing of any clinical trial results for our current or future product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	litigation expenses;

•	the emergence and effect of competing or complementary products;

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

On April 10, 2018, we received notice from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock had been below $1.00 per share for the previous thirty (30) consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 8, 2018, to regain compliance. In order to regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.
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

Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes during the three months ended March 31, 2018.

Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Results of Operations
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended March 31,		2018 vs 2017
	2018	2017	$ Change	% Change
Operating expense
Research and development	$217	$412	$(195)	(47)%
General and administrative	2,135	1,441	694	48%
Total operating expense	2,352	1,853	499	27%
Loss before other income (expense)	$(2,352)	$(1,853)	$(499)	27%
Research and Development Expenses from Continuing Operations
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $0.2 million decrease in research and development expense during the three months ended March 31, 2018, as compared to the same period in the prior year, resulted primarily from decreases in development expenses for U.S. Vitaros upon resubmission of the NDA during the third quarter of 2017.
General and Administrative Expenses from Continuing Operations
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased $0.7 million during the three months ended March 31, 2018, as compared to the same period of the prior year due to an increase in legal expenses in connection with the current litigation.
Other Income and Expense from Continuing Operations
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended March 31,		2018 vs 2017
	2018	2017	$ Change	% Change
Other (expense) income
Interest income (expense), net	$—	$(95)	$95	(100)%
Loss on extinguishment of debt	—	(422)	422	(100)%
Change in fair value of warrant liability	222	(1,008)	1,230	(122)%
Amendment of equity classified warrants	(141)	—	(141)	N/M
Other expense, net	—	(26)	26	(100)%
Total other income (expense)	$81	$(1,551)	$1,632	(105)%
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
Change in Fair Value of Warrant Liability
In connection with our February 2015 and January 2016 equity financings, we issued warrants to purchase up to 302,199 shares (the “February 2015 Warrants”) and 568,184 shares, respectively, of our common stock at an exercise price of $18.20 and $8.80 per share, respectively. Pursuant to the January 2016 financing, the February 2015 Warrants were repriced from $18.20 to $8.80 per share.

The initial fair value of the 2015 and 2016 Warrants was determined using the Black-Scholes option pricing model on each respective transaction date and recorded as the initial carrying values of the common stock warrant liabilities. The fair value of the 2015 and 2016 Warrants was remeasured at each financial reporting period with any changes in fair value recognized as a change in fair value of warrant liability in the accompanying condensed consolidated statements of operations (see notes 1 and 5 to our condensed consolidated financial statements for further details).

In March 2018, we entered into the March 2018 Warrant Amendment with the holders of 2015 and 2016 Warrants which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) changed certain provisions of the 2015 and 2016 Warrants such that the Warrants could no longer be net-cash settled. The fair value of the 2015 and 2016 Warrants on the date of the modification was $0.5 million, which resulted in a charge of $0.1 million to change in fair value of warrant liability on the condensed consolidated statements of operations. Upon modification, the 2015 and 2016 Warrants were reclassified to stockholders’ equity.

Discontinued Operations
We had no operating results related to discontinued operations during the three months ended March 31, 2018. The operating results of our discontinued operations for the three months ended March 31, 2017 are as follows (in thousands):

Product sales	$143
Royalty revenue	221
Cost of goods sold	(74)
Operating expenses	(614)
Other expense	(16)
Gain on sale	11,817
Income from discontinued operations	$11,477
Product sales, royalty revenue and cost of goods sold all relate to the sale of Vitaros product outside of the United States. Historically, we relied on our former commercial partners to sell Vitaros in approved markets and received royalty revenue from our former commercial partners based upon the amount of those sales. Royalty revenues were computed and recognized on a quarterly basis, typically one quarter in arrears, and at the contractual royalty rate pursuant to the terms of each respective license agreement. Operating expenses for the prior period include primarily patent and legal fees and accounting expenses incurred in connection with the Ferring Asset Purchase Agreement.
Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities from continuing operations	$(1,928)	$(1,192)
Net cash provided by (used in) financing activities from continuing operations	1,275	(7,129)
Net cash provided by discontinued operations	—	9,996
Net increase (decrease) in cash	$(653)	$1,675

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations of $1.9 million during the three months ended March 31, 2018 was primarily due to a net loss from continuing operations of $2.3 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.2 million and stock-based compensation expense of $0.3 million.

Cash used in operating activities from continuing operations of $1.2 million during the three months ended March 31, 2017 was primarily due to a net loss from continuing operations of $3.4 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $1.0 million, loss on debt extinguishment of $0.4 million, and stock-based compensation expense of $0.3 million.

Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations of $1.3 million during the three months ended March 31, 2018 was due to proceeds of $1.3 million from the exercise of warrants during the first quarter of 2018.

Cash used in financing activities from continuing operations of $7.1 million during the three months ended March 31, 2017 was due to the repayment of our Credit Facility of $7.1 million as a closing condition of the Ferring Asset Purchase Agreement.
Discontinued Operations
Cash provided by discontinued operations of $10.0 million during the three months ended March 31, 2017 was a result of the Ferring Asset Purchase Agreement in March 2017, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services.

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our assessment of our sensitivity to market risk since the presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2018.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of March 31, 2018, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint seeks a declaratory judgment that a non-compete provision in a license agreement between us and Majorelle, dated November 12, 2013, is unenforceable and makes other claims relating to invalidity of our assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleges breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between us and Majorelle. In addition to declaratory relief, Majorelle is seeking damages in excess of $1.0 million, disgorgement of profits and attorney’s fees. On August 30, 2017, we and NexMed removed the case to federal district court in the Southern District of New York. Majorelle filed an amended complaint on October 16, 2017. We filed a motion to dismiss all claims in the amended complaint on December 5, 2017, and the motion has been fully briefed since we submitted our reply brief on January 9, 2018. We believe the allegations are without merit, reject all claims raised by Majorelle and intend to vigorously defend this matter.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 1, 2018:
Risks Related to the Company
As a result of our sale of non-U.S. Vitaros assets to Ferring and the receipt of the 2018 CRL, we do not expect to generate revenue for the foreseeable future.
In March 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services. Following the Ferring Asset Purchase Agreement, we no longer have the ability to generate revenues from our current operations. As a result of the 2018 CRL, there is doubt as to when, if ever, we will be able to generate revenues in the future. Our future growth will depend on our ability to effectively partner Vitaros and RayVa, and to identify other strategic business opportunities. If we are unable to successfully execute on this business strategy, our business, financial condition, results of operations and prospects would be materially and adversely affected.
In light of recent setbacks with our Vitaros clinical program, we plan to evaluate strategic alternatives and other business combinations, which could result in substantial dilution to our stockholders, would likely require the expenditure of significant management time and would deplete our cash resources pending completion of any transaction. *
After we received a complete response letter with respect to our new drug application for Vitaros in February 2018, we announced that we would focus our efforts on identifying and evaluating strategic alternatives, which may include a sale of the company, a business combination, a merger or reverse merger or a license, to maximize shareholder value, and also seek to reduce our expenses and extend our cash runway. Although the proceeds from our recent April 2018 offering was designed to extend our cash runway, there can be no assurance that we will be able to successfully identify such opportunities or complete a strategic acquisition, business combination or other transaction. Even if we are able to enter into one or more strategic transactions, investors may disagree with any new focus of our business. A strategic transaction would also likely result in dilution to our stockholders and could result in other restrictions that may affect our business. If no transaction is completed, we may be required to pursue a dissolution and liquidation. In such an event, the amount of cash, if any, available for distribution to our shareholders will depend heavily on the timing of such decision and our other financial obligations. In addition, with the passage of time, the amount of cash, if any, available for distribution will be reduced as we continue to fund our operations. Furthermore, we may be subject to litigation or other claims related to any decision to pursue a strategic acquisition, business combination or other transaction, and any material transaction would likely require approval of our stockholders which could take a significant amount of time and further decrease our cash resources. There can be no assurance that we will be able to successfully identify a strategic transaction or obtain the necessary approvals to implement a strategic transaction at all.
Our business is dependent on obtaining FDA approval for our product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially begin commercialization.*
Our future success depends on our ability to obtain regulatory approval for, and then successfully commercialize our product candidates. The success of Vitaros will depend on whether we are able to successfully address, through a partner, the issues identified in the 2018 CRL issued by the FDA in February 2018. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The 2018 CRL identified deficiencies related to CMC and that the modest treatment effect did not outweigh certain safety concerns specific to the 2.5% concentration of our permeation enhancer DDAIP.HCl contained in the current formulation. In April 2018, we met with the FDA to further clarify the deficiencies raised in the CRL and to assess the best pathway forward for a potential approval of Vitaros. The 2018 CRL was the second one received from the FDA with respect to the Vitaros NDA. In 2008, the FDA issued the 2008 CRL, identifying certain deficiencies with the NDA previously submitted. Based on our subsequent interactions with the FDA, we believed that we could address the deficiencies in the 2008 CRL without additional clinical testing and we did not include such data in the NDA submitted in August 2017.
Based on the 2018 CRL and guidance we received at our end-of-review meeting in April 2018, we will need to complete additional clinical testing. This will require significant expenditures of cash and management resources which we believe exceeds our current resources, and therefore, we are initiating discussions with potential development partners to assist in the Vitaros NDA process. We may be unsuccessful in securing a development partner to complete the trials and ultimately resubmit the Vitaros NDA. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication.
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
We expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all. *
As of March 31, 2018, we had a cash balance of approximately $5.7 million. In April 2018, we completed a public offering (the “April 2018 Financing”) for net proceeds of approximately $2.9 million. In September 2017, we entered into a Securities Purchase Agreement (the “September 2017 SPA”) for net proceeds of approximately $3.1 million. In April 2017, we completed a public offering and raised net proceeds of approximately $5.9 million. In March 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.50 million related to transition services. As part of the Ferring Asset Purchase Agreement, we have agreed to indemnify Ferring against losses suffered as a result of our breach of representations and warranties and our other obligations under our asset purchase agreement, and therefore may be liable for a portion of the consideration we received from Ferring.
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of April 27, 2018, our public float was approximately $18.1 million based on 18.6 million shares of our common stock outstanding at a price of $0.97 per share, which was the closing sale price of our common stock on February 26, 2018. Since our public float is currently less than $75.0 million, as of April 27, 2018, we may only sell an aggregate of approximately $6.0 million of securities under our shelf registration statements on Form S-3. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
We have never been profitable and we have incurred an accumulated deficit of approximately $318.3 million from our inception through March 31, 2018. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners prior to entering into the Ferring Asset Purchase Agreement. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future.
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
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. In April 2018, we completed a public offering for net proceeds of approximately $2.9 million and in September 2017, we entered into the September 2017 SPA for net proceeds of approximately $3.1 million. Our history and other operating circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of March 31, 2018, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in this Annual Report, includes a going concern explanatory paragraph. Management plans to raise additional funds and preserve existing cash resources with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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

In addition, if the Vitaros NDA is approved by the FDA, Allergan has a one-time opt-in right for a period of sixty days following the later of (i) receipt by Allergan of the option package from the Company following the NDA resubmission or (ii) FDA approval, to assume all future commercialization activities for Vitaros in the United States. If Allergan exercises its opt-in right, we may receive up to a total of $25 million in upfront and potential launch milestone payments, plus a double-digit royalty on net sales of Vitaros. If Allergan elects not to exercise its opt-in right, we expect to commercialize Vitaros by partnering with a pharmaceutical company with established sales and marketing capabilities.

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
While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have reflected a write-down of our deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) due the reduction of the U.S. corporate income tax rate. We recorded a reduction of $19.5 million in the fourth quarter of 2017 related to the revaluation of our deferred tax assets, which did not result in additional tax expense in the quarter since we maintain a full valuation allowance on our deferred tax assets. This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.
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

On April 10, 2018, we received a written notification from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the closing bid price for our Common Stock had been below $1.00 per share for 30 consecutive business days. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day compliance period, or until October 8, 2018, to regain compliance with the minimum bid price requirement.
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
We currently have a limited number of unissued shares of common stock authorized for issuance pursuant to our certificate of incorporation which will limit our ability to issue shares in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction.*
Our certificate of incorporation authorizes our board of directors to issue up to 30.0 million shares of common stock. As of April 27, 2018, there were 23,441,080 shares of common stock issued and outstanding and no shares available for future issuance. We have solicited for, but have not yet received stockholder approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares. Unless and until we receive stockholder approval (or take another corporate action to increase the number of shares that may be issued under the certificate of incorporation), we will be limited in our ability to issue shares of common stock in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction. Such limitation will adversely impact our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable

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

4.11	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

4.12	Form of Indenture (incorporated herein by reference to Exhibit 4.13 to the Company’s Form S-3 (File No. 333-221285) filed with the Securities and Exchange Commission on November 2, 2017).

4.13
Amendment to Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-2223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.14
Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.16	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s 8-K filed with the Securities and Exchange Commission on March 29, 2018).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on March 29, 2018).

10.2
Engagement Agreement, dated as of March 27, 2018, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed with the Securities and Exchange Commission on March 29, 2018).

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

Apricus Biosciences, Inc.

Date: May 3, 2018	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary