Form 10-Q
period 2018-06-30
APRICUS BIOSCIENCES, INC.
filed 2018-08-09
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 6, 2018, 23,441,449 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$6,836	$6,331
Prepaid expenses and other current assets	294	261
Total current assets	7,130	6,592
Property and equipment, net	56	79
Other long term assets	36	35
Total assets	$7,222	$6,706

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,054	$58
Accrued expenses	454	650
Accrued compensation	374	863
Deferred revenue	—	12
Current liabilities of discontinued operations	21	—
Total current liabilities	1,903	1,583
Warrant liabilities	—	694
Other long term liabilities	35	58
Total liabilities	1,938	2,335

Commitments and contingencies (note 7)
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value, 60,000,000 and 30,000,000 shares authorized, 23,441,449 and 15,217,231 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	23	15
Additional paid-in-capital	325,796	320,343
Accumulated deficit	(320,535)	(315,987)
Total stockholders’ equity	5,284	4,371
Total liabilities and stockholders’ equity	$7,222	$6,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expense
Research and development	$162	$839	$379	$1,266
General and administrative	2,075	1,602	4,210	3,043
Total operating expense	2,237	2,441	4,589	4,309
Loss before other income (expense)	(2,237)	(2,441)	(4,589)	(4,309)
Other income (expense)
Interest income (expense), net	—	3	—	(92)
Loss on extinguishment of debt	—	—	—	(422)
Change in fair value of warrant liability	—	716	222	(292)
Amendment of equity classified warrants	(17)	—	(158)	—
Other income (expense), net	1	—	1	(26)
Total other income (expense)	(16)	719	65	(832)
Loss from continuing operations	(2,253)	(1,722)	(4,524)	(5,141)
Income (loss) from discontinued operations	(24)	248	(24)	11,740
Net income (loss)	$(2,277)	$(1,474)	$(4,548)	$6,599

Basic and diluted earnings (loss) per share
Continuing operations	$(0.10)	$(0.15)	$(0.23)	$(0.54)
Discontinued operations	$—	$0.02	$—	$1.23
Total earnings (loss) per share	$(0.10)	$(0.13)	$(0.23)	$0.69

Weighted average common shares outstanding for basic and diluted earnings (loss) per share	23,362	11,335	19,648	9,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,548)	$6,599
Net income (loss) from discontinued operations	(24)	11,740
Net loss from continuing operations	(4,524)	(5,141)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	23	77
Non-cash interest expense	—	56
Stock-based compensation expense	556	572
Warrant liabilities revaluation	(222)	292
Loss on debt extinguishment	—	422
Amendment of equity classified warrants	158	—
Changes in operating assets and liabilities from continuing operations:
Prepaid expenses and other current assets	(33)	(145)
Other assets	(1)	14
Accounts payable	996	(547)
Accrued expenses	(294)	(478)
Accrued compensation	(489)	43
Deferred revenue	(12)	—
Other liabilities	(23)	(16)
Net cash used in operating activities from continuing operations	(3,865)	(4,851)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of warrants	1,275	—
Issuance of common stock and warrants	3,550	6,866
Issuance costs related to common stock and warrants	(452)	(788)
Repayment of notes payable	—	(7,129)
Net cash provided by (used in) financing activities from continuing operations	4,373	(1,051)
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	(3)	(114)
Net cash provided by investing activities of discontinued operations	—	11,750
Net cash provided by (used in) discontinued operations	(3)	11,636
Net increase in cash	505	5,734
Cash, beginning of period	6,331	2,087
Cash, end of period	$6,836	$7,821
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$92
Non-cash investing and financing activities:
Accrued transaction costs for financing activities	$(98)	$(135)
Issuance of placement agent warrants	$105	$176
Reclassification of warrant liabilities to equity	$472	$798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	15,217	$15	$320,343	$(315,987)	$4,371
Stock-based compensation expense	—	—	556		556
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	83	—	—	—	—
Proceeds from exercise of warrants	1,041	1	1,274	—	1,275
Issuance of common stock and warrants	7,100	7	3,543	—	3,550
Issuance costs related to common stock and warrants	—	—	(550)	—	(550)
Amendment of equity classified warrants	—	—	158	—	158
Reclassification of warrant liabilities to equity	—	—	472	—	472
Net loss	—	—	—	(4,548)	(4,548)
Balance as of June 30, 2018	23,441	$23	$325,796	$(320,535)	$5,284

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

Seelos Merger Agreement

On July 30, 2018, the Company, Arch Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Seelos Therapeutics, Inc., a Delaware corporation (“Seelos”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Seelos, with Seelos continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). See note 8 below for more information regarding the Merger.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $320.5 million and working capital of $5.2 million as of June 30, 2018 and reported net loss of approximately $4.5 million and negative cash flows from operations of $3.9 million for the six months ended June 30, 2018. The Company also reported negative cash flows from operations of $10.6 million for the year ended December 31, 2017. The Company’s history and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of June 30, 2018, the Company had cash and cash equivalents of approximately $6.8 million.

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

On June 22, 2018, the Company entered into a subscription agreement amendment (the “Subscription Agreement Amendment”) with Sarissa Capital Domestic Fund LP (“Sarissa Domestic”) and Sarissa Capital Offshore Master Fund LP (“Sarissa Offshore” together with Sarissa Domestic, the “Investors”), which, among other things, removed the Investors’ preemptive rights with respect to future issuances of the Company's equity securities. Concurrently with the Subscription Agreement Amendment, the Company entered into a warrant amendment (the “June 2018 Warrant Amendment”) with Sarissa Offshore regarding the warrants to purchase common stock of the Company, issued in February 2015 (the “February 2015 Warrants”) and January 2016 (together with the February 2015 Warrants, the “2015 and 2016 Warrants”), pursuant to which the exercise price of the warrants was reduced from $0.71 to $0.42 per share. Previously, in March 2018, the Company entered into a warrant amendment (the “March 2018 Warrant Amendment”) with the holders of warrants issued pursuant to the Company’s February 2015 and January 2016 financings (the

“2015 and 2016 Warrants”), which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) amended certain provisions of the 2015 and 2016 Warrants such that they, effective as of the March 2018 Warrant Amendment, can no longer be net-cash settled.

On April 2, 2018, the Company completed a public offering (the “April 2018 Financing”) for net proceeds of approximately $2.9 million, after deducting placement agent fees and other estimated offering expenses. Pursuant to the agreement, the Company sold 7,100,000 units (the “2018 Units”) at a purchase price of $0.50 per share, with each unit consisting of one share of the Company’s common stock and one warrant to purchase 0.5 of a share of the Company’s common stock (the “April 2018 Warrants”). At the time of the offering closing, the Company did not have a sufficient number of authorized common stock to cover shares of common stock issuable upon the exercise of the April 2018 Warrants. The sufficient number of authorized common stock became available on May 17, 2018 following the Company's announcement that it had received stockholder approval of an amendment to its Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares (the “2018 Charter Amendment”) and the 2018 Charter Amendment was effective. The April 2018 Warrants have an exercise price equal to $0.50 per share of common stock and will expire five years from the date they are first exercisable. In addition, the Company issued warrants to purchase up to 355,000 shares of common stock (the “April 2018 Placement Agent Warrants”) to H.C. Wainwright & Co., LLC (“H.C. Wainwright”). The April 2018 Placement Agent Warrants were exercisable upon the announcement of the effectiveness of the 2018 Charter Amendment at an exercise price of $0.625 per share, and also expire five years from that date.

On September 10, 2017, the Company entered into a Securities Purchase Agreement (the “September 2017 SPA”) with certain investors for net proceeds of approximately $3.1 million, after deducting commissions and estimated offering expenses payable by the Company. Pursuant to the agreement, the Company sold 2,136,614 shares of the Company’s common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement (the “September 2017 Warrants”). The September 2017 Warrants were originally exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one half years from that date. In addition, the Company issued warrants to purchase up to 106,831 shares of common stock to H.C. Wainwright (the “September 2017 Placement Agent Warrants”). The September 2017 Placement Agent Warrants were originally exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one half years from the closing date. In connection with the April 2018 Financing, the September 2017 Warrants and the September 2017 Placement Agent Warrants were amended to, among other things, (i) reduce the exercise price of the warrants to $0.60 per share (the closing price of the Company’s stock on March 27, 2018, or the date of the amendment), and (ii) change the date upon which such warrants became exercisable to the effective date of the 2018 Charter Amendment (the “April 2018 Warrant Amendment”), or May 17, 2018.

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
The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2018, the Company had approximately $96.5 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of June 30, 2018, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to successfully complete the Merger with Seelos or, if the Merger is not completed, another strategic transaction for the Company;

•	its ability to raise additional funds to finance its operations;

•	its ability to secure a development partner for U.S. Vitaros in order to overcome deficiencies raised in the 2018 CRL;

•	its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market (“Nasdaq”);

•	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	litigation expenses, including the ongoing litigation with Laboratoires Majorelle SAS and Majorelle International SARL;

•	the emergence and effect of competing or complementary products;

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
All of the Company’s outstanding warrants have similar terms whereas under no circumstance may the warrants be net-cash settled. As such, all warrants are equity-classified. See note 5 for further details.
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

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands) during the current period:

Warrant liabilities
Balance as of December 31, 2017	$694
Change in fair value measurement of warrant liability	(222)
Warrant liability reclassified to stockholders' equity	(472)
Balance as of June 30, 2018	$—
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

The following securities that could potentially dilute net income (loss) per share in the future are not included in the determination of diluted income (loss) per share as their effect is anti-dilutive (in thousands):

	As of June 30,
	2018	2017
Outstanding stock options	1,064	400
Outstanding warrants	9,415	6,095
Restricted stock units	581	934
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
The table below presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the six months ended June 30, 2018. No stock options were granted during the first six months of 2017.

June 30, 2018
Risk-free interest rate	2.27%-2.29%
Volatility	98.09%-105.01%
Dividend yield	—%
Expected term	5-6.08 years
Forfeiture rate	—%
Weighted average grant date fair value	$1.66
A summary of the Company’s stock option activity under its stock option plans during the six months ended June 30, 2018 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	369	$17.37
Granted	695	$2.11
Outstanding as of June 30, 2018	1,064	$7.40
During the first quarter of 2018, the Company granted approximately 0.7 million options to its employees and Board of Directors which have vesting periods of four years and one year, respectively.
A summary of the Company’s restricted stock unit activity under its stock option plans during the six months ended June 30, 2018 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	718	$1.57
Vested	(137)	$2.25
Unvested as of June 30, 2018	581	$1.41

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

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$37	$85	$78	$137
General and administrative	219	202	478	435
Total	$256	$287	$556	$572
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

The Ferring Asset Purchase Agreement was treated as a sale of a business and the total proceeds from the sale were allocated to the Purchased Assets. The total gain on sale of the Purchased Assets to Ferring consisted of the following (in thousands):

Upfront payment received	$11,500
Transition services payments	500
Payment received for inventory	709
Total proceeds from sale	$12,709
Carrying value of assets sold in sale	(1,578)
Liabilities transferred upon sale	1,186
Total gain on sale of Purchased Assets	$12,317
Discontinued Operations
The Company had $0.02 million in accrued expenses related to discontinued operations as of June 30, 2018. There were no assets and liabilities presented as discontinued operations as of December 31, 2017. The operating results related to discontinued operations during the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$—	$—	$—	$143
Royalty revenue	—	147	—	368
Cost of goods sold	(24)	—	(24)	(74)
Operating expenses	—	(149)	—	(748)
Other expense	—	—	—	(16)
Gain on sale	—	250	—	12,067
Income from discontinued operations	$(24)	$248	$(24)	$11,740

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

4. OTHER FINANCIAL INFORMATION
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Professional fees	$379	$575
Outside research and development services	21	61
Other	54	14
	$454	$650

Other Long Term Liabilities
Other long term liabilities are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred rent	$16	$46
Security deposit	12	12
Other	7	—
	$35	$58

5. STOCKHOLDERS' EQUITY
Common Stock Offerings
June 2018 Warrant Amendment

On June 22, 2018, the Company entered into the Subscription Agreement Amendment with the Investors, which, among other things, removed the Investors’ preemptive rights with respect to future issuances of the Company's equity securities. Concurrently with the Subscription Agreement Amendment, the Company entered into the June 2018 Warrant Amendment with Sarissa Offshore regarding the 2015 and 2016 Warrants, pursuant to which the exercise price of the warrants was reduced from $0.71 to $0.42 per share. The amendment to the warrants resulted in a charge of approximately $17,000, which was recorded as amendment of equity classified warrants expense during the three months ended June 30, 2018.

In March 2018, the Company entered into the March 2018 Warrant Amendment with the holders of the 2015 and 2016 Warrants, which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) amended certain provisions of the 2015 and 2016 Warrants such that they can no longer be net-cash settled. The fair value of the 2015 and 2016 Warrants on the date of the modification was $0.5 million, which resulted in a charge of $0.1 million to change in fair value of warrant liability on the condensed consolidated statements of operations, resulting in a total charge of $0.2 million for the three months ended March 31, 2018. Upon modification, the 2015 and 2016 Warrants were reclassified to stockholders’ equity.

April 2018 Financing & Warrant Amendment

On April 2, 2018, the Company completed the April 2018 Financing for net proceeds of approximately $2.9 million, after deducting placement agent fees and other estimated offering expenses for the sale. Pursuant to the agreement, the Company sold 7,100,000 of the Company’s 2018 Units. The April 2018 Warrants issued pursuant to the April 2018 Financing have an exercise price equal to $0.50 per share of common stock, and are only exercisable following the Company's announcement that it has received stockholder approval of the 2018 Charter Amendment and the effective date of the 2018 Charter Amendment. The April 2018 Warrants will expire five years from the date they are first exercisable. In addition, the Company issued the April 2018 Placement Agent Warrants to purchase up to 355,000 shares of common stock to H.C. Wainwright. The April 2018 Placement Agent Warrants are exercisable upon the announcement of the effectiveness of the 2018 Charter Amendment at an exercise price of $0.625 per share, and also expire five years from that date. It is explicitly stated in the Form of Warrant for both the April 2018 Warrants and the Placement Agent Warrants that under no circumstances may the shares be settled in cash.

The total initial $1.2 million fair value of the combined warrants was determined using the Black-Scholes option pricing model and was recorded to equity. The April 2018 Warrants and the April 2018 Placement Agent Warrants were classified as equity and valued using assumptions of expected terms of 5.12 years and 5.0 years, volatilities of 104.0% and 105%, respectively, annual rate of dividends of 0%, and risk-free interest rates of 2.55% for each. Transaction costs of approximately $0.7 million were netted against the proceeds allocated to the common stock shares in equity.

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

Pursuant to the Aspire Purchase Agreement, in no case may the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent condensed consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company receives stockholder approval to issue more shares to Aspire Capital. Since the inception of the Aspire Purchase Agreement through June 30, 2018, the Company has issued a total of 0.5 million shares for gross proceeds of $1.2 million. As of August 6, 2018, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016, April 2017 and April 2018 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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

Warrants
A summary of warrant activity during the six months ended June 30, 2018 is as follows (in thousands):

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price
Outstanding as of December 31, 2017	7,084	$3.91
Issued	3,905	$0.51
Exercised	(1,041)	$1.48
Cancelled	(533)	19.81
Outstanding as of June 30, 2018	9,415	$0.96
Exercisable as of June 30, 2018	9,415	$0.96
The following table shows the number of outstanding warrants by exercise price and date of expiration as of June 30, 2018 (in thousands):

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
1,103	$0.60	March 2020
252	$1.75	April 2022
3,251	$1.55	May 2022
89	$0.71	January 2023
340	$0.42	January 2023
109	$0.71	March 2023
332	$0.42	March 2023
355	$0.625	March 2023
3,550	$0.50	May 2023
19	$12.90	October 2024
15	$16.40	July 2025
9,415

6. RELATED PARTY TRANSACTIONS

The Company had the following related party transaction for the three months ended June 30, 2018:

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

A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint seeks a declaratory judgment that a non-compete provision in a license agreement between the Company and Majorelle, dated November 12, 2013, is unenforceable and makes other claims relating to invalidity of the Company’s assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleges breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between the Company and Majorelle. In addition to declaratory relief, Majorelle is seeking damages in excess of $1.0 million, disgorgement of profits and attorney’s fees. On August 30, 2017, the Company and NexMed removed the case to federal district court in the Southern District of New York. Majorelle filed an amended complaint on October 16, 2017. The Company filed a motion to dismiss all claims in the amended complaint on December 5, 2017, and the motion has been fully briefed since the Company submitted its reply brief on January 9, 2018. Majorelle filed a motion to further amend its complaint on June 6, 2018, which the Company and Ferring opposed, and the motion has been fully briefed since Majorelle submitted its reply brief on June 15, 2018. The Company believes the allegations are without merit, reject all claims raised by Majorelle and intends to vigorously defend this matter.

8. SUBSEQUENT EVENT

Agreement and Plan of Merger

On July 30, 2018, the Company, Merger Sub, and Seelos, entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Seelos, with Seelos continuing as a wholly owned subsidiary of the Company and the surviving corporation of the Merger. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Seelos common stock will be converted into the right to receive shares of Company common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of Company common stock if determined necessary or appropriate by the Company, Seelos and Merger Sub) such that, immediately following the effective time of the Merger, preexisting Company stockholders are expected to own approximately 14% of the outstanding capital stock of the Company on a fully diluted basis, and preexisting Seelos stockholders are expected to own approximately 86% of the outstanding capital stock of the Company on a fully diluted basis, subject to adjustments for net cash held by the Company and Seelos at the time of closing the Merger.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by the stockholders of the Company and Seelos. In accordance with the terms of the Merger Agreement, (i) Raj Mehra, the founder and majority stockholder of Seelos (solely in his capacity as a Seelos stockholder) and (ii) certain executive officers, directors and stockholders of the Company (solely in their respective capacities as Company stockholders) have entered into the Support Agreements. The Support Agreements include covenants with respect to the voting of shares of Seelos or Company capital stock, respectively, in favor of approving the transactions contemplated by the Merger Agreement and against any competing acquisition proposals and place certain restrictions on the transfer of the shares of the Company and Seelos capital stock held by the respective signatories thereto.

The Merger Agreement contains certain termination rights for both the Company and Seelos, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $500,000, which may be payable in shares of common stock of the party making such payment in such paying party's sole discretion, and in some circumstances reimburse the other party’s expenses up to a maximum of $350,000.

At the effective time of the Merger, the Company’s Board of Directors is expected to consist of five members, four of whom will be designated by Seelos and one of whom will be designated by the Company.

Contingent Value Rights Agreement

At the closing of the Merger, the Company, Seelos, Richard Pascoe, as representative of the Company’s stockholders, and a rights agent will enter into the Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, Company stockholders will receive one CVR for each share of the Company’s common stock held of record immediately prior to the closing of the Merger. Each CVR will represent the right to receive payments based on the Company’s Vitaros assets. In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of the Vitaros assets, including any Contingent Payments, less reasonable transaction expenses. Seelos will be entitled to retain the first $500,000 and 10% of any Contingent Payments. In order to be eligible for the CVR, a Company stockholder must be a holder of record at the close of business immediately prior to the closing of the Merger. Seelos has agreed to use commercially reasonable efforts to out-license or sell the Vitaros assets for a period of three years following the closing of the Merger.

The CVR will be not be transferable, except in limited circumstances and will not be registered with the SEC. Richard Pascoe, the Company’s current President and CEO, will be appointed to serve as the representative of the CVR holders’/former Company stockholders’ interests under the CVR Agreement.

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

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial conditions or state other “forward-looking” information, including statements regarding the timing and completion of the proposed merger with Seelos Therapeutics, expectations regarding ownership percentages of the combined company, the timing of regulatory review and approval of Vitaros in the United Sates, if any, our plans for life-cycle development programs for Vitaros, our development and partnering plans for RayVa, our plans to reduce operating expenses and achieve profitability, including our strategic objectives, including efforts to maintain compliance with The Nasdaq Capital Market (“Nasdaq”) listing standards, the sufficiency of our current cash holdings and the availability of additional funds, and the development and/or acquisition of additional products. Those statements include statements regarding the intent, belief or current expectations of Apricus Biosciences, Inc. and its subsidiaries (“we,” “us,” “our” or the “Company”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. There are many factors that affect our business, condensed consolidated financial position, results of operations and cash flows, including but not limited to: the risk that the conditions to the closing of the merger are not satisfied, including the failure to timely or at all obtain shareholder approval for the merger, uncertainties as to the timing of the consummation of the merger and the ability of each of us and Seelos to consummate the merger, risks related to our ability to correctly manage its operating expenses and our expenses associated with the transaction pending closing, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed merger; certain cash and non-cash adjustments set forth in the merger agreement that may alter the percentage of the combined company held by our shareholders, our ability to retain and attract key personnel, our ability to raise additional funding that we may need to continue to pursue our commercial and development plans, our ability to secure an ex-U.S. strategic partner for RayVa, our ability to enter into partnering agreements or raise financing on acceptable terms, if at all; and/or other factors, including those set forth under the “Risk Factors” section in Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in Part II below, many of which are outside our control.

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

Overview
We are a biopharmaceutical company focused on the development of innovative product candidates in the areas of urology and rheumatology. We have two product candidates: Vitaros, a product candidate in the United States for the treatment of erectile dysfunction (“ED”), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc (“Allergan”); and RayVa, a product candidate which has completed a Phase 2a clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.
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
In parallel, our Board of Directors determined that we should evaluate strategic alternatives, including a sale of the company, a business combination, a merger or reverse merger or a license, with the goal of maximizing shareholder value. On July 30, 2018, we, Arch Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and Seelos Therapeutics, Inc., a Delaware corporation (“Seelos”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Seelos, with Seelos continuing as our wholly owned subsidiary and the surviving corporation of the merger (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Seelos common stock will be converted into the right to receive shares of our common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of our common stock if determined necessary or appropriate by us, Seelos and Merger Sub) such that, immediately following the effective time of the Merger, our preexisting stockholders are expected to own approximately 14% of the outstanding capital stock of the Company on a fully diluted basis, and preexisting Seelos stockholders are expected to own approximately 86% of the outstanding capital stock of the Company on a fully diluted basis, subject to adjustments for net cash held by us and Seelos at the time of closing the Merger.

Consummation of the Merger is subject to certain closing conditions, including, among other things, approval by ours and Seelos’ stockholders. Should the Merger be terminated prior to consummation, the Merger Agreement contains certain termination rights for both us and Seelos, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $500,000, which may be payable in shares of common stock of the party making such payment in such paying party's sole discretion, and in some circumstances reimburse the other party’s expenses up to a maximum of $350,000.

At the closing of the Merger, the Company, Seelos, Richard Pascoe, as representative of our stockholders, and a rights agent will enter into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, our stockholders will receive one contingent value right (“CVR”) for each share of our common stock held of record immediately prior to the closing of the Merger. Each CVR will represent the right to receive payments based on Vitaros assets. In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of the Vitaros assets, including any milestone payments (“Contingent Payments”), less reasonable transaction expenses. Seelos will be entitled to retain the first $500,000 and 10% of any Contingent Payments. In order to be eligible for the CVR, a Company stockholder must be a holder of record at the close of business immediately prior to the closing of the Merger. Seelos has agreed to use commercially reasonable efforts to out-license or sell the Vitaros assets for a period of three years following the closing of the Merger.
At the effective time of the Merger, our Board of Directors is expected to consist of five members, four of whom will be designated by Seelos and one of whom will be designated by us.

Despite devoting significant efforts to identify, evaluate and negotiate the Merger Agreement with Seelos, we may not be successful in completing the Merger. Further, even if the Merger is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value. If the Merger is not completed, we cannot predict whether and to what extent we would be successful in consummating an alternative transaction, the timing of such a transaction or our future cash needs required to complete such a transaction, and we may choose or be forced to dissolve and liquidate our assets.
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

Liquidity, Capital Resources and Financial Condition
We have experienced net losses and negative cash flows from operations each year since our inception. We have recorded a net loss of approximately $4.5 million for the six months ended June 30, 2018, and had an accumulated deficit of approximately $320.5 million as of June 30, 2018. Our cash balance was approximately $6.8 million as of June 30, 2018. Our history and other factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.

On June 22, 2018, we entered into a subscription agreement amendment (the “Subscription Agreement Amendment”) with Sarissa Capital Domestic Fund LP (“Sarissa Domestic”) and Sarissa Capital Offshore Master Fund LP (“Sarissa Offshore” together with Sarissa Domestic, the “Investors”), which, among other things, removed the Investors’ preemptive rights with respect to future issuances of our equity securities. Concurrently with the Subscription Agreement Amendment, we entered into a warrant amendment (the “June 2018 Warrant Amendment”) with Sarissa Offshore regarding warrants to purchase our common stock (the “Common Stock”), issued in February 2015 (the “February 2015 Warrants”) and January 2016 (together with the February 2015 Warrants, the “2015 and 2016 Warrants”), pursuant to which the exercise price of the Warrants was reduced from $0.71 to $0.42 per share. In March 2018, we previously entered into a warrant amendment (the “March 2018 Warrant Amendment”) with the holders of warrants issued pursuant to our February 2015 and January 2016 financings (the “2015 and 2016 Warrants”), which, among other things, (i) reduced the exercise price of the 2015 and 2016 Warrants from $8.80 to $0.71 per share, and (ii) amended certain provisions of the 2015 and 2016 Warrants such that they can no longer be net-cash settled, effective as of the Warrant Amendment.
On April 2, 2018, we completed a public offering (the “April 2018 Financing”) for net proceeds of approximately $2.9 million, after deducting placement agent fees and other estimated offering expenses for the sale. Pursuant to the agreement, we sold 7,100,000 units at a purchase price of $0.50 per share, with each unit consisting of one share and one warrant to purchase 0.5 of a share of our common stock (the “April 2018 Warrants”). The April 2018 Warrants have an exercise price equal to $0.50 per share of common stock, and were exercisable following our May 17, 2018 announcement that we received stockholder approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares (the “2018 Charter Amendment”) and the 2018 Charter Amendment became effective. The April 2018 Warrants will expire five years from that date. In addition, we issued warrants to purchase up to 355,000 shares of common stock (the “April 2018 Placement Agent Warrants”) to H.C. Wainwright & Co., LLC (“H.C. Wainwright”). The April 2018 Placement Agent Warrants were exercisable upon the announcement of the effectiveness of the 2018 Charter Amendment at an exercise price of $0.625 per share, and also expire five years from that date.
On September 10, 2017, we entered into a Securities Purchase Agreement with certain accredited investors for net proceeds of approximately $3.1 million, after deducting commissions and estimated offering expenses. Pursuant to the agreement, we sold 2,136,614 shares of our common stock at a purchase price of $1.73 per share, and warrants to purchase up to 1,068,307 shares of common stock in a private placement (the “September 2017 Warrants”). The September 2017 Warrants were originally exercisable upon closing, or on September 13, 2017, at an exercise price equal to $1.67 per share of common stock and are exercisable for two and one half years from that date. In addition, we issued warrants to purchase up to 106,831 shares of common stock to H.C. Wainwright (the “September 2017 Placement Agent Warrants”). The September 2017 Placement Agent Warrants were originally exercisable upon closing at an exercise price of $2.16 per share, and also expire two and one half years from the closing date. In connection with the April 2018 Financing, the September 2017 Warrants and the September 2017 Placement Agent Warrants were amended which, among other things, (i) reduced the exercise price of the September 2017 Warrants and the September 2017 Placement Agent Warrants to $0.60 per share (the closing price of our stock on March 27, 2018, the date of the amendment), and (ii) changed the date upon which such warrants became exercisable to the effective date of the 2018 Charter Amendment (the “April 2018 Warrant Amendment”), or May 17, 2018.
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
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of August 6, 2018, we had approximately $96.5 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of August 6, 2018, our public float was approximately $8.9 million based on 18.6 million shares of our common stock outstanding at a price of $0.48 per share, which was the closing sale price of our common stock on June 19, 2018. Since our public float is currently less than $75.0 million, as of August 6, 2018, we may only sell an aggregate of approximately $3.0 million of securities under our shelf registration statements on Form S-3, of which none is currently available following our April 2018 Financing. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to successfully complete the Merger with Seelos or, if the Merger is not completed, another strategic transaction for the Company;

•	our ability to raise additional funds to finance our operations;

•	our ability to secure a development partner for U.S. Vitaros in order to overcome deficiencies raised in the 2018 CRL;

•	our ability to maintain compliance with the listing requirements of Nasdaq;

•	the outcome, costs and timing of any clinical trial results for our current or future product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	litigation expenses, including the ongoing litigation with Laboratoires Majorelle SAS and Majorelle International SARL;

•	the emergence and effect of competing or complementary products;

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

Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes during the six months ended June 30, 2018.

Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.
Results of Operations
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended June 30,		2018 vs 2017		Six Months Ended June 30,		2018 vs 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating expense
Research and development	$162	$839	$(677)	(81)%	$379	$1,266	$(887)	(70)%
General and administrative	2,075	1,602	473	30%	4,210	3,043	1,167	38%
Total operating expense	2,237	2,441	(204)	(8)%	4,589	4,309	280	6%
Loss before other income (expense)	$(2,237)	$(2,441)	$204	(8)%	$(4,589)	$(4,309)	$(280)	6%
Research and Development Expenses from Continuing Operations
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $0.7 million and $0.9 million decreases in research and development expense during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, resulted primarily from decreases in salary-related expenses and decreases in development expenses for U.S. Vitaros upon completion of and resubmission of the NDA during the third quarter of 2017.

General and Administrative Expenses from Continuing Operations
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased $0.5 million and $1.2 million, during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year, due to increases in legal expenses in connection with the current litigation.
Other Income and Expense from Continuing Operations
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended June 30,		2018 vs 2017		Six Months Ended June 30,		2018 vs 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense)
Interest income (expense), net	$—	$3	$(3)	(100)%	$—	$(92)	$92	(100)%
Loss on extinguishment of debt	—	—	$—	N/M	—	(422)	422	(100)%
Change in fair value of warrant liability	—	716	(716)	(100)%	222	(292)	514	(176)%
Amendment of equity classified warrants	(17)	—	(17)	N/M	(158)	—	(158)	N/M
Other income (expense), net	1	—	1	N/M	1	(26)	27	(104)%
Total other income (expense)	$(16)	$719	$(735)	(102)%	$65	$(832)	$897	(108)%
Loss on Extinguishment of Debt

On March 8, 2017, pursuant to the Ferring Asset Purchase Agreement, we repaid to the Lenders all amounts due and owed in full under the Credit Facility. The final payment included the outstanding balance of the term loans in full, as well as (i) a prepayment fee contractually owed of approximately 2%, or $0.1 million, (ii) a final payment equal to 6% of the original principal amount of each term loan, or $0.6 million, and (iii) per diem interest of approximately $0.05 million, for a total payment of $6.6 million, which resulted in a loss on extinguishment of debt of $0.4 million.
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

Discontinued Operations
We had $0.02 million in accrued expenses related to discontinued operations as of June 30, 2018. There were no assets and liabilities presented as discontinued operations as of December 31, 2017. The operating results of our discontinued operations for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product sales	$—	$—	$—	$143
Royalty revenue	—	147	—	368
Cost of goods sold	(24)	—	(24)	(74)
Operating expenses	—	(149)	—	(748)
Other expense	—	—	—	(16)
Gain on sale	—	250	—	12,067
Income from discontinued operations	$(24)	$248	$(24)	$11,740
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
Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities from continuing operations	$(3,865)	$(4,851)
Net cash provided by (used in) financing activities from continuing operations	4,373	(1,051)
Net cash provided by (used in) discontinued operations	(3)	11,636
Net increase in cash	$505	$5,734

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations of $3.9 million during the six months ended June 30, 2018 was primarily due to a net loss from continuing operations of $4.5 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.2 million and stock-based compensation expense of $0.6 million.

Cash used in operating activities from continuing operations of $4.9 million during the six months ended June 30, 2017 was primarily due to a net loss from continuing operations of $5.1 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.3 million, loss on debt extinguishment of $0.4 million, and stock-based compensation expense of $0.6 million.

Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations of $4.4 million during the six months ended June 30, 2018 was due to net proceeds of $3.1 million from the issuance of common stock and warrants in our April 2018 Financing, as well as proceeds of $1.3 million from the exercise of warrants during the first quarter of 2018.

Cash used in financing activities from continuing operations of $1.1 million during the six months ended June 30, 2017 was due to the repayment of our Credit Facility of $7.1 million as a closing condition of the Ferring Asset Purchase Agreement, offset by the net proceeds of $6.1 million from the issuance of common stock and warrants in our April 2017 Financing.
Discontinued Operations
Cash provided by discontinued operations of $11.6 million during the six months ended June 30, 2017 was a result of the Ferring Asset Purchase Agreement in March 2017, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of June 30, 2018.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of June 30, 2018, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint seeks a declaratory judgment that a non-compete provision in a license agreement between us and Majorelle, dated November 12, 2013, is unenforceable and makes other claims relating to invalidity of our assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleges breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between us and Majorelle. In addition to declaratory relief, Majorelle is seeking damages in excess of $1.0 million, disgorgement of profits and attorney’s fees. On August 30, 2017, we and NexMed removed the case to federal district court in the Southern District of New York. Majorelle filed an amended complaint on October 16, 2017. We filed a motion to dismiss all claims in the amended complaint on December 5, 2017, and the motion has been fully briefed since we submitted our reply brief on January 9, 2018. Majorelle filed a motion to further amend its complaint on June 6, 2018, which the Company and Ferring opposed, and the motion has been fully briefed since Majorelle submitted its reply brief on June 15, 2018. We believe the allegations are without merit, reject all claims raised by Majorelle and intend to vigorously defend this matter.

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
Risks Related to the Company
In light of recent setbacks with our Vitaros clinical program, we began evaluating strategic alternatives and other business combinations, and recently entered into the Merger Agreement with Seelos. Our Merger with Seelos may not be consummated and, if consummated, will result in substantial dilution to our stockholders and may not deliver the anticipated benefits we expect.*
In February 2018, after we received a complete response letter with respect to our new drug application for Vitaros, we announced that we would focus our efforts on identifying and evaluating strategic alternatives. In March 2018, we engaged Canaccord Genuity, Inc. to advise us on strategic alternatives including a merger or acquisition of the Company. In July 2018, we entered into the Merger Agreement pursuant to which, among other things, Seelos agreed to sell to us, and we agreed to purchase all of the outstanding shares of capital stock of Seelos. Consummation of the Merger is subject to certain closing conditions, including a majority approval from our stockholders which may take a significant amount of time and will further decrease our cash resources. There can be no assurance that we will be able to successfully complete the Merger and investors may disagree with the new focus of our business. The transaction will result in dilution to our stockholders and could result in other restrictions that may affect our business. Further, if completed, the Merger ultimately may not deliver the anticipated benefits or enhance stockholder value.
If we are unable to complete the transaction, we cannot predict whether and to what extent we would be successful in consummating an alternative transaction, the timing of such a transaction or our future cash needs required to complete such a transaction. Therefore, we may be required to pursue a dissolution and liquidation. In such an event, the amount of cash, if any, available for distribution to our shareholders will depend heavily on the timing of such decision and our other financial obligations. In addition, with the passage of time, the amount of cash, if any, available for distribution will be reduced as we continue to fund our operations. Furthermore, we may be subject to litigation or other claims related to the Merger Agreement.
Business development activity involves numerous risks, including the risks that we may be unable to integrate an acquired business successfully and that we may assume liabilities that could adversely affect us.*
In order to strengthen our business, on July 30, 2018, we entered into the Merger Agreement with Seelos. We cannot be sure this Merger will result in a successful acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business. Acquisitions or licenses could require us to raise significant capital and potentially incur significant dilution through issuance of new shares of capital stock. These strategic transactions involve many risks, including, but not limited to, the following:

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
In March 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services. Following the Ferring Asset Purchase Agreement, we no longer have the ability to generate revenues from our current operations. Our future growth will depend on our ability to consummate the Seelos Stock Purchase Agreement. If we are unable to successfully execute on this business strategy, our business, financial condition, results of operations and prospects would be materially and adversely affected.
Our business is dependent on obtaining FDA approval for our product candidates, which will require significant additional clinical testing before we can seek regulatory approval and potentially begin commercialization.*
Even if we are successful in consummating the Merger, the future success of our product candidates and/or Seelos’ product candidates depends on the ability to obtain regulatory approval for, and then successfully commercialize the product candidates. For instance, the success of Vitaros will depend on whether we are able to successfully address, through a partner, the issues identified in the 2018 CRL issued by the FDA in February 2018. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. The 2018 CRL was the second one received from the FDA with respect to the Vitaros NDA. In 2008, the FDA issued the 2008 CRL, identifying certain deficiencies with the NDA previously submitted. Based on our subsequent interactions with the FDA, we believed that we could address the deficiencies in the 2008 CRL without additional clinical testing and we did not include such data in the NDA submitted in August 2017.
The 2018 CRL identified deficiencies related to CMC and that the modest treatment effect did not outweigh certain safety concerns specific to the 2.5% concentration of our permeation enhancer DDAIP.HCl contained in the current formulation. In April 2018, we met with the FDA and based on the 2018 CRL and guidance we received at this meeting, we determined that will need to complete additional clinical testing. This will require significant expenditures of cash and management resources which we believe exceeds our current resources, and therefore, we are initiating discussions with potential development partners to assist in the Vitaros NDA process. We may be unsuccessful in securing a development partner to complete the trials and ultimately resubmit the Vitaros NDA. An NDA must include extensive pre-clinical and clinical data and supporting information to establish the drug candidate’s safety and effectiveness for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process and may not be obtained on a timely basis, or at all. We have not received marketing approval for any product candidates in the United States, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval for any indication.
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
Our clinical development plan for RayVa includes a Phase 2b take-home clinical trial and up to two Phase 3 clinical trials in patients with Raynaud’s Phenomenon secondary to scleroderma. We reported results on the Phase 2a clinical trial in September 2015. The CMC and safety concerns raised in the FDA’s 2018 CRL for Vitaros may affect RayVa’s future development path since the underlying NexACT technology is utilized in both. Due to our cash constraints, we are seeking to partner RayVa.
Even if we are able to identify and secure a partner for RayVa, there is no guarantee that our partner will be able to commence clinical trials or that future ongoing clinical trials will be completed on time or at all, and the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials. Even if such regulatory authorities agree with the design and implementation of our future partner’s clinical trials, we cannot guarantee that such regulatory authorities will not change their requirements in the future. In addition, even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the clinical trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
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
We expect to continue to require external financing to fund our operations, which may not be available. Even if we are successful in consummating the Merger, we expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all. *
As of June 30, 2018, we had a cash balance of approximately $6.8 million. Even if the Merger Agreement with Seelos is successfully consummated, we will need to raise additional funds in order to fund our near and long-term operations.
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under the Aspire Purchase Agreement, is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of August 6, 2018, our public float was approximately $8.9 million based on 18.6 million shares of our common stock outstanding at a price of $0.48 per share, which was the closing sale price of our common stock on June 19, 2018. Since our public float is currently less than $75.0 million, as of August 6, 2018, we may only sell an aggregate of approximately $3.0 million of securities under our shelf registration statements on Form S-3. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
We have never been profitable and we have incurred an accumulated deficit of approximately $320.5 million from our inception through June 30, 2018. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners prior to entering into the Ferring Asset Purchase Agreement. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future. In addition, consummation of the Merger will not provide us with revenue for the foreseeable future.
Our ability to generate revenues and become profitable depends, among other things, on the successful development and commercialization of ours and/or Seelos’ product candidates and our ability to identify and execute on other opportunities and business combinations that will enable us to maximize shareholder value. We will need significant additional capital to pursue these objectives and sustain our operations.
There is substantial doubt concerning our ability to continue as a going concern.
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. In April 2018, we completed a public offering for net proceeds of approximately $2.9 million. Our history and other operating circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of June 30, 2018, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in this Quarterly Report, includes a going concern explanatory paragraph. There is no guarantee that the Merger will be successfully completed. In addition, management plans to raise additional funds and preserve existing cash resources with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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
Our product candidates are in various stages of development. Through clinical trials and life cycle management programs, our current and future product candidates must be demonstrated to the satisfaction of the FDA to be safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not be indicative of, or allow for, prediction of results in later-stage testing. Future clinical trials and studies may not demonstrate the safety and effectiveness of our product candidates or may not result in regulatory approval to market our product candidates. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trial failures may occur at any stage and may result from a multitude of factors both within and outside our control, including flaws in formulation, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the product candidates or conduct additional clinical trials. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. For these reasons, even if we are successful in securing a development partner for our product candidate(s), the future clinical trials may not be successful.
We do not know whether any future clinical trials conducted will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates. If any product candidate is found to be unsafe or lack efficacy during clinical trials, we and our development partner(s) will not be able to obtain regulatory approval for it. If we are unable to bring any of our current or future product candidates to market, our business would be materially harmed and our ability to create long-term stockholder value will be limited.
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

Further, we lack the financial and managerial resources to establish a sales and marketing organization to adequately promote and commercialize any product candidates that may be approved. The establishment of a sales force will result in an increase in our expenses, which could be significant before we generate revenues from any newly approved product candidate. Even though we may be successful in establishing future partnership arrangements, such sales force and marketing teams may not be successful in commercializing our products, which would adversely affect our ability to generate revenue for such products, and could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
From time to time we are subject to various legal proceedings, which could expose us to significant liabilities.*
We, as well as certain of our officers and distributors, are subject, from time to time, to a number of legal proceedings, such as our ongoing litigation with Majorelle. Litigation is inherently unpredictable, and any claims and disputes may result in significant legal fees and expenses regardless of merit and could divert management’s time and other resources. If we are unable to successfully defend or settle any claims asserted against us, we could be liable for damages and be required to alter or cease certain of our business practices or product lines. Any of these outcomes could cause our business, financial performance and cash position to be negatively impacted. There is no guarantee of a successful result in any of these lawsuits regardless of merit, either in defending these claims or in pursuing counterclaims.
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
Delays in clinical trials are common and have many causes, and if our future development partners experience significant delays in the clinical development and regulatory approval of our product candidates, our business may be substantially harmed.
Our future partners may experience delays in commencing and completing clinical trials of our product candidates. We do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials may be delayed for a variety of reasons, including delays related to:

•	the availability of financial resources for our partners to commence and complete the planned clinical trials;

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
We are authorized to issue 70,000,000 shares of our capital stock, consisting of 60,000,000 shares of our common stock and 10,000,000 shares of our preferred stock. We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants.
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
We currently have a limited number of unissued shares of common stock authorized for issuance pursuant to our certificate of incorporation which will limit our ability to issue shares in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction.*
Our certificate of incorporation authorizes our board of directors to issue up to 60.0 million shares of common stock. As of August 6, 2018, there were 23,441,449 shares of common stock issued and outstanding and 36,558,551 shares available for future issuance. We have solicited for, but have not yet received stockholder approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares. Unless and until we receive stockholder approval (or take another corporate action to increase the number of shares that may be issued under the certificate of incorporation), we will be limited in our ability to issue shares of common stock in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction. Such limitation will adversely impact our business.
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

2.5
Agreement and Plan of Merger, dated July 30, 2018, by and among Apricus Biosciences, Inc., Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with Securities and Exchange Commission on July 30, 2018).

2.6
Form of Support Agreement, by and between Apricus Biosciences, Inc., Seelos Therapeutics, Inc. and certain stockholders of Apricus Biosciences, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed with Securities and Exchange Commission on July 30, 2018).

2.7
Support Agreement, dated July 30, 2018, by and between Apricus Biosciences, Inc., Seelos Therapeutics, Inc. and Raj Mehra (incorporated herein by reference to Exhibit 2.3 to the Company’s Form 8-K filed with Securities and Exchange Commission on July 30, 2018).

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

3.12	Certificate of Amendment filed with the Nevada Secretary of State

3.13
Fourth Amended and Restated Bylaws, dated December 18, 2012 (incorporated herein by reference to Exhibit 3.9 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 18, 2013).

3.14
Amendment to the Fourth Amended and Restated Bylaws of Apricus Biosciences, Inc., dated January 11, 2016 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

3.15
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

4.17
Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated by reference to Exhibit 4.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 22, 2018).

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

10.3
Amendment No. 1 to Subscription Agreement, dated as of June 22, 2018, by and between the Investors and the Company (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on June 22, 2018).

10.4	Form of CVR Agreement (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on July 30, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

†    Confidential treatment has been requested for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: August 9, 2018	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary