Form 10-Q
period 2018-09-30
APRICUS BIOSCIENCES, INC.
filed 2018-10-31
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 29, 2018, 28,167,329 shares of the common stock, par value $.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and par value data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash	$5,283	$6,331
Prepaid expenses and other current assets	198	261
Total current assets	5,481	6,592
Property and equipment, net	46	79
Other long term assets	37	35
Total assets	$5,564	$6,706

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$322	$58
Accrued expenses	766	650
Accrued compensation	316	863
Deferred revenue	—	12
Current liabilities of discontinued operations	21	—
Total current liabilities	1,425	1,583
Warrant liabilities	—	694
Other long term liabilities	26	58
Total liabilities	1,451	2,335

Commitments and contingencies (note 8)
Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value, 60,000,000 and 30,000,000 shares authorized, 28,138,565 and 15,217,231 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	28	15
Additional paid-in-capital	327,458	320,343
Accumulated deficit	(323,373)	(315,987)
Total stockholders’ equity	4,113	4,371
Total liabilities and stockholders’ equity	$5,564	$6,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expense
Research and development	$769	$1,960	$1,148	$3,226
General and administrative	1,934	1,756	6,144	4,799
Total operating expense	2,703	3,716	7,292	8,025
Loss before other income (expense)	(2,703)	(3,716)	(7,292)	(8,025)
Other income (expense)
Interest income (expense), net	—	3	—	(89)
Loss on extinguishment of debt	—	—	—	(422)
Change in fair value of warrant liability	—	(296)	222	(588)
Amendment of equity classified warrants	(135)	—	(293)	—
Other income (expense), net	—	—	1	(26)
Total other income (expense)	(135)	(293)	(70)	(1,125)
Loss from continuing operations	(2,838)	(4,009)	(7,362)	(9,150)
Income (loss) from discontinued operations	—	177	(24)	11,917
Net income (loss)	$(2,838)	$(3,832)	$(7,386)	$2,767

Basic and diluted earnings (loss) per share
Continuing operations	$(0.12)	$(0.30)	$(0.35)	$(0.85)
Discontinued operations	$—	$0.01	$—	$1.11
Total earnings (loss) per share	$(0.12)	$(0.29)	$(0.35)	$0.26

Weighted average common shares outstanding for basic and diluted earnings (loss) per share	23,774	13,208	21,038	10,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(7,386)	$2,767
Net income (loss) from discontinued operations	(24)	11,917
Net loss from continuing operations	(7,362)	(9,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities from continuing operations:
Depreciation and amortization	33	98
Non-cash interest expense	—	56
Stock-based compensation expense	985	903
Warrant liabilities revaluation	(222)	588
Loss on debt extinguishment	—	422
Amendment of equity classified warrants	293	—
Changes in operating assets and liabilities from continuing operations:
Prepaid expenses and other current assets	63	(39)
Other assets	(2)	25
Accounts payable	264	(425)
Accrued expenses	64	(583)
Accrued compensation	(547)	54
Deferred revenue	(12)	—
Other liabilities	(32)	(22)
Net cash used in operating activities from continuing operations	(6,475)	(8,073)
Cash flows from financing activities from continuing operations:
Proceeds from exercise of warrants	1,275	—
Issuance of common stock and warrants	4,792	10,733
Issuance costs related to common stock and warrants	(637)	(1,235)
Repayment of notes payable	—	(7,129)
Net cash provided by financing activities from continuing operations	5,430	2,369
Cash flows from discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(3)	80
Net cash provided by investing activities of discontinued operations	—	12,000
Net cash provided by (used in) discontinued operations	(3)	12,080
Net increase (decrease) in cash	(1,048)	6,376
Cash, beginning of period	6,331	2,087
Cash, end of period	$5,283	$8,463
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$92
Non-cash investing and financing activities:
Accrued transaction costs for financing activities	$(52)	$(131)
Issuance of placement agent warrants	$159	$287
Reclassification of warrant liabilities to equity	$472	$798
The accompanying notes are an integral part of these condensed consolidated financial statements.

Apricus Biosciences, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (In thousands)

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	15,217	$15	$320,343	$(315,987)	$4,371
Stock-based compensation expense	—	—	985		985
Issuance of common stock due to the vesting of restricted stock units, net of shares withheld to cover taxes	181	—	—	—	—
Proceeds from exercise of warrants	1,041	1	1,274	—	1,275
Issuance of common stock and warrants	11,700	12	4,780	—	4,792
Issuance costs related to common stock and warrants	—	—	(689)	—	(689)
Amendment of equity classified warrants	—	—	293	—	293
Reclassification of warrant liabilities to equity	—	—	472	—	472
Net loss	—	—	—	(7,386)	(7,386)
Balance as of September 30, 2018	28,139	$28	$327,458	$(323,373)	$4,113

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

Seelos Merger Agreement

On February 15, 2018, the U.S. Food and Drug Administration (“FDA”), issued a complete response letter (a “CRL” and such CRL, the “2018 CRL”) for the new drug application (“NDA”) for Vitaros. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. In April 2018, the Company met with the FDA and confirmed that two new Phase 3 clinical efficacy trials would be necessary at a lower formulation concentration in order to potentially reach approval. The Company has initiated discussions with parties for the U.S. Vitaros rights to enable Vitaros’ continued development and potential approval in exchange for financial terms commensurate with a development stage asset. In parallel, the Company’s Board of Directors determined that it should evaluate strategic alternatives, including a sale of the company, a business combination, a merger or reverse merger or a license, with the goal of maximizing shareholder value.

On July 30, 2018, the Company, Arch Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Seelos Therapeutics, Inc., a Delaware corporation (“Seelos”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Seelos, with Seelos continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Merger”). See note 2 below for more information regarding the Merger.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes the Company is a going concern and that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of approximately $323.4 million and working capital of $4.1 million as of September 30, 2018 and reported a net loss of approximately $7.4 million and negative cash flows from operations of $6.5 million for the nine months ended September 30, 2018. The Company also reported negative cash flows from operations of $10.6 million for the year ended December 31, 2017. The Company’s history and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has principally been financed through the sale of its common stock and other equity securities, debt financings, up-front payments received from commercial partners for the Company’s products under development, and through the sale of assets. As of September 30, 2018, the Company had cash of approximately $5.3 million.

On September 20, 2018, the Company entered into a Securities Purchase Agreement (the “September 2018 SPA”) with an accredited investor (the “Purchaser”) for net proceeds of approximately $1.1 million. Pursuant to the September 2018 APA, the Company sold 4,600,000 shares of the Company’s common stock, at a purchase price of $0.27 per share and warrants to purchase up to 3,450,000 shares of common stock, exercisable six months after issuance at an exercise price equal to $0.30 per share, in a private placement. In addition, the Company issued warrants to purchase up to 230,000 shares of common stock to H.C. Wainwright (the “September 2018 Placement Agent Warrants”). The September 2018 Placement Agent Warrants are exercisable six months after issuance at an exercise price of $0.3375 per share, and expire five years from the initial exercise date. The Company also issued additional warrants to the Purchaser in an amount of 2,677,160 shares of common stock, exercisable six months after issuance at an exercise price equal to $0.40 per share (all warrants issued to the Purchaser in the September 2018 SPA, the “September 2018 Warrants”). The September 2018 Warrants are exercisable for five years from the initial exercise date. In addition, pursuant to the terms of the September 2018 SPA, outstanding warrants to purchase up to 2,677,160 shares of common stock previously issued to and held by the Purchaser were canceled at the closing, which occurred on September 24, 2018. It is explicitly stated in the Form of Warrant for both the September 2018 Warrants and the September 2018 Placement Agent Warrants that under no circumstances would the Company be required to net cash settle the warrants. In connection with the September 2018 SPA, the Purchaser agreed to enter into a voting agreement with the Company to vote all of their respective shares of the Company's capital stock in favor of the adoption of the Merger Agreement.

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
The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of September 30, 2018, the Company had approximately $95.2 million available under its Form S-3 shelf registration statement. Under current SEC regulations, at any time during which the aggregate market value of the Company’s common stock held by non-affiliates (“public float”), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company’s public float. SEC regulations permit the Company to use the highest closing sales price of the Company’s common stock (or the average of the last bid and last ask prices of the Company’s common stock) on any day within 60 days of sales under the shelf registration statement. As the Company’s public float was less than $75.0 million as of September 30, 2018, the Company’s usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.
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

On April 10, 2018, the Company was notified that, based on the previous thirty consecutive business days, the Company’s common stock no longer met the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and at that time, the Company was provided 180 calendar days, or until October 8, 2018, to regain compliance.

On October 9, 2018, the Company received a letter from Nasdaq indicating that the Company’s common stock has not regained compliance with the Bid Price Requirement. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an additional 180 calendar day period, or until April 8, 2019, to regain compliance. The Nasdaq Staff’s determination that the Company is eligible for additional time is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time before April 8, 2019, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide written confirmation of compliance with Rule 5550(a) and this matter will be closed. The Nasdaq letter has no immediate effect on the listing or trading of the Company’s common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “APRI.” The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with the Bid Price Requirement by April 8, 2019. If compliance cannot be demonstrated by April 8, 2019, the Nasdaq Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Nasdaq Staff's determination to a Hearings Panel.

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

The following table is a reconciliation for all liabilities measured at fair value using Level 3 unobservable inputs (in thousands) during the current period:

Warrant liabilities
Balance as of December 31, 2017	$694
Change in fair value measurement of warrant liability	(222)
Warrant liability reclassified to stockholders' equity	(472)
Balance as of September 30, 2018	$—
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

The following securities that could potentially dilute net income (loss) per share in the future are not included in the determination of diluted income (loss) per share as their effect is anti-dilutive (in thousands):

	As of September 30,
	2018	2017
Outstanding stock options	1,031	391
Outstanding warrants	13,095	7,270
Restricted stock units	419	721
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
The table below presents the weighted average assumptions used by the Company to estimate the fair value of stock option grants using the Black-Scholes option-pricing model, as well as the resulting weighted average fair values at their issuance dates during the nine months ended September 30, 2018. No stock options were granted during the first nine months of 2017.

September 30, 2018
Risk-free interest rate	2.27%-2.29%
Volatility	98.09%-105.01%
Dividend yield	—%
Expected term	5-6.08 years
Forfeiture rate	—%
Weighted average grant date fair value	$1.66

A summary of the Company’s stock option activity under its stock option plans during the nine months ended September 30, 2018 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2017	369	$17.37
Granted	695	$2.11
Cancelled	(33)	$2.40
Outstanding as of September 30, 2018	1,031	$7.56
During the first quarter of 2018, the Company granted approximately 0.7 million options to its employees and Board of Directors which have vesting periods of four years and one year, respectively.
A summary of the Company’s restricted stock unit activity under its stock option plans during the nine months ended September 30, 2018 is as follows (share amounts in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	718	$1.57
Vested	(288)	$1.82
Forfeited	(11)	$1.32
Unvested as of September 30, 2018	419	$1.40

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

On August 30, 2018, the Company terminated Brian T. Dorsey, the Company’s Senior Vice President, Chief Development Officer. As a result, all equity awards held by Mr. Dorsey at the time of the termination, including all options and RSUs, were accelerated to fully vest upon termination. This resulted in an additional charge to stock compensation of approximately $0.2 million during the third quarter of 2018.
The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$201	$57	$279	$193
General and administrative	228	275	706	710
Total	$429	$332	$985	$903
Segment Information
The Company operates under one segment which develops pharmaceutical products.
Recent Accounting Pronouncements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016 and March 2016, the FASB issued ASU No. 2016-10 and ASU No. 2016-08, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance and intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In July 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, for public entities, though early adoption was permitted. The Company adopted the standard on January 1, 2018 using a modified retrospective approach with the cumulative effect of adopting the standard recognized at the date of initial application. Due to the Company’s sale of certain assets and rights to Ferring in March 2017 (see note 3), the Company does not currently have a revenue stream. Accordingly, the adoption of this update on January 1, 2018 did not have a material effect on its condensed consolidated financial statements and related disclosures.

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

2. SEELOS AGREEMENT AND PLAN OF MERGER

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

On October 16, 2018, the Company, Merger Sub and Seelos entered into an amendment to the Merger Agreement, whereby the Company’s pre-money valuation under the Merger Agreement was increased to $13.0 million and the end date by which the contemplated Merger must be consummated by was extended to December 31, 2018.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Seelos common stock will be converted into the right to receive shares of Company common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of Company common stock if determined necessary or appropriate by the Company, Seelos and Merger Sub) such that, immediately following the effective time of the Merger, preexisting Company stockholders are expected to own approximately 15% of the outstanding capital stock of the Company on a fully diluted basis, and preexisting Seelos stockholders are expected to own approximately 85% of the outstanding capital stock of the Company on a fully diluted basis, subject to adjustments for net cash held by the Company and Seelos at the time of closing the Merger.

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

3. FERRING ASSET PURCHASE AGREEMENT AND DISCONTINUED OPERATIONS

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
Discontinued Operations
The Company had $0.02 million in accrued expenses related to discontinued operations as of September 30, 2018. There were no assets and liabilities presented as discontinued operations as of December 31, 2017. The operating results related to discontinued operations during the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$—	$—	$—	$143
Royalty revenue	—	—	—	368
Cost of goods sold	—	—	(24)	(74)
Operating expenses	—	(73)	—	(821)
Other expense	—	—	—	(16)
Gain on sale	—	250	—	12,317
Income (loss) from discontinued operations	$—	$177	$(24)	$11,917
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

4. ALLERGAN IN-LICENSING AGREEMENT

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
In April 2018, the Company met with the FDA and confirmed that two new Phase 3 clinical efficacy trials would be necessary at a lower formulation concentration in order to potentially reach approval. The Company has initiated discussions with interested parties for the U.S. Vitaros rights to enable its continued development and potential approval in exchange for financial terms commensurate with a development stage asset.

5. OTHER FINANCIAL INFORMATION
Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Professional fees	$672	$575
Outside research and development services	2	61
Other	92	14
	$766	$650

6. STOCKHOLDERS' EQUITY
Common Stock Offerings
September 2018 Financing

On September 20, 2018, the Company entered into a Securities Purchase Agreement (the “September 2018 SPA”) with an accredited investor (the “Purchaser”) for net proceeds of approximately $1.1 million. Pursuant to the September 2018 SPA, the Company sold 4,600,000 shares of the Company’s common stock, at a purchase price of $0.27 per share and warrants to purchase up to 3,450,000 shares of common stock, exercisable six months after issuance at an exercise price equal to $0.30 per share, in a private placement. In addition, the Company issued warrants to purchase up to 230,000 shares of common stock to H.C. Wainwright (the “September 2018 Placement Agent Warrants”). The September 2018 Placement Agent Warrants are exercisable six months after issuance at an exercise price of $0.3375 per share, and expire five years from the initial exercise date. The Company also issued additional warrants to the Purchaser in an amount of 2,677,160 shares of common stock, exercisable six months after issuance at an exercise price equal to $0.40 per share (all warrants issued to the Purchaser in the September 2018 SPA, the “September 2018 Warrants”). The September 2018 Warrants are exercisable for five years from the initial exercise date. It is explicitly stated in the Form of Warrant for both the September 2018 Warrants and the September 2018 Placement Agent Warrants that under no circumstances would the Company be required to net cash settle the warrants. In connection with the September 2018 SPA, the Purchaser agreed to enter into a voting agreement with the Company to vote all of their respective shares of the Company's capital stock in favor of the adoption of the Merger Agreement.

The total initial $0.9 million fair value of the combined warrants was determined using the Black-Scholes option pricing model and was recorded to equity. The September 2018 Warrants and the September 2018 Placement Agent Warrants were classified as equity and valued using assumptions of an expected term of 5.5 years for each, a volatility of 107.3% for each, annual rate of dividends of 0% for each, and risk-free interest rates of 2.97% for each. Transaction costs of approximately $0.2 million were netted against the proceeds allocated to the common stock shares in equity.

In addition, pursuant to the terms of the September 2018 SPA, outstanding warrants to purchase up to 2,677,160 shares of common stock previously issued to and held by the Purchaser were cancelled at the closing, which occurred on September 24, 2018. The fair value of the exchange between the warrants previously issued and outstanding prior to the September 2018 SPA and those issued in replacement of those warrants was $0.6 million on the date of the modification, which resulted in a charge of $0.1 million to change in fair value of warrant liability on the condensed consolidated statements of operations.

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

The standalone fair value of the combined warrants was determined using the Black-Scholes option pricing model and was recorded to equity. The September 2017 Warrants and the September 2017 Placement Agent Warrants were valued using assumptions of expected terms of 2.5 years for each, volatilities of 110.4% for each, annual rate of dividends of 0.0% for each, and risk-free interest rates of 1.38% for each. The terms of the warrants state that under no circumstance may the shares be net-cash settled. Therefore, the September 2017 Warrants and the September 2017 Placement Agent Warrants have been classified within stockholders’ equity. The total proceeds from the private placement were allocated to the common stock and warrants on a relative fair values basis, with $2.8 million attributed to the common stock and $0.9 million attributed to the warrants. Transaction costs of approximately $0.6 million were netted against the proceeds and allocated to the common stock shares in equity.

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

July 2016 Aspire Common Stock Purchase Agreement

In July 2016, the Company and Aspire Capital entered into the Aspire Purchase Agreement, which provided that Aspire Capital was committed to purchase, if the Company chose to sell and at the Company’s discretion, an aggregate of up to $7.0 million of shares of the Company’s common stock over the 24-month term of the Aspire Purchase Agreement. The Aspire Purchase Agreement could have been terminated at any time by the Company by delivering notice to Aspire Capital. On the Aspire Closing Date, the Company delivered to Aspire Capital a commitment fee of 151,899 shares of the Company’s common stock at a value of $0.6 million, in consideration for Aspire Capital entering into the Aspire Purchase Agreement. Additionally, on the Aspire Closing Date, the Company sold 253,165 shares of the Company’s common stock to Aspire Capital for proceeds of $1.0 million. In connection with the transaction, the Company incurred cash transaction costs of approximately $0.1 million, which were netted against the proceeds in equity.

On any business day during the 24-month term of the Aspire Purchase Agreement, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 10,000 shares of the Company’s common stock per business day, subject to certain limitations. The Company and Aspire Capital could have mutually agreed to increase the number of shares that could have been sold pursuant to a Purchase Notice to as much as an additional 200,000 shares of the Company’s common stock per business day. The purchase price per share of the Company’s common stock sold to Aspire Capital pursuant to a Purchase Notice was equal to the lower of (i) the lowest sales price of the Company’s common stock on the purchase date or (ii) the average of the lowest three closing sales prices of the Company’s common stock for the twelve business days prior to the purchase date. Under the Aspire Purchase Agreement, the Company and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $1.00.

Additionally, on any date on which (i) the Company submitted a Purchase Notice to Aspire Capital for at least 10,000 shares of the Company's common stock and (ii) the last closing trade price for the Company’s common stock was higher than $3.00, the Company had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company's common stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the next business day (the “VWAP Purchase Date”), subject to certain limitations. The purchase price per share of the Company's common stock sold to Aspire Capital pursuant to a VWAP Purchase Notice shall be the lesser of (i) the closing sale price of the Company’s common stock on the VWAP Purchase Date or (ii) 97% of the volume weighted average price of the Company’s common stock traded on the VWAP Purchase Date, subject to certain limitations.

The Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register, under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the Purchase Agreement.

Pursuant to the Aspire Purchase Agreement, in no case could the Company issue more than 1.2 million shares of the Company’s common stock (which is equal to approximately 19.99% of the Company’s common stock outstanding on the Aspire Closing Date) to Aspire Capital unless (i) the average price paid for all shares issued under the Aspire Purchase Agreement is at least $3.820 per share (a price equal to the most recent condensed consolidated closing bid price of the Company’s common stock prior to the execution of the Aspire Purchase Agreement) or (ii) the Company received stockholder approval to issue more shares to Aspire Capital. From the inception of the Aspire Purchase Agreement through its termination, the Company had issued a total of 0.5 million shares for gross proceeds of $1.2 million. Upon its termination, all of the reserve was available under the committed equity financing facility since the Company’s stock price was above $1.00, subject to SEC limitations under the Form S-3 Registration Statement. However, in connection with the September 2016, April 2017 and April 2018 Financings, the Company agreed to not make any further sales under the Aspire Purchase Agreement for a period of twelve months following the date of each financing.
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

Warrants
A summary of warrant activity during the nine months ended September 30, 2018 is as follows (in thousands):

	Common Shares Issuable upon Exercise	Weighted Average Exercise Price
Outstanding as of December 31, 2017	7,084	$3.91
Issued	10,262	$0.41
Exercised	(1,041)	$1.48
Cancelled	(3,210)	3.99
Outstanding as of September 30, 2018	13,095	$0.69
Exercisable as of September 30, 2018	6,738	$1.01
The following table shows the number of outstanding warrants by exercise price and date of expiration as of September 30, 2018 (in thousands):

Shares Issuable Upon Exercise	Exercise Price	Expiration Date
379	$0.60	March 2020
252	$1.75	April 2022
2,448	$1.55	May 2022
340	$0.42	January 2023
89	$0.71	January 2023
332	$0.42	March 2023
109	$0.71	March 2023
355	$0.63	March 2023
2,400	$0.50	May 2023
230	$0.338	March 2024
3,450	$0.30	March 2024
2,677	$0.40	March 2024
19	$12.90	October 2024
15	$16.40	July 2025
13,095

7. RELATED PARTY TRANSACTIONS

The Company had the following related party transaction for the three and nine months ended September 30, 2018:

IRRAS AB

IRRAS AB (“IRRAS”) is a commercial stage medical technology company of which a current director of the Company, Kleanthis G. Xanthopoulos, Ph.D., is currently the President, Chief Executive Officer and director. In January 2018, the Company and IRRAS entered into a sublease, pursuant to which the Company subleased to IRRAS excess capacity in its current corporate headquarters (the “IRRAS Sublease”). The IRRAS Sublease has a term of two years and aggregate payments due to the Company of approximately $0.3 million, which approximate fair value. On October 30, 2018, the Company and IRRAS entered into an amended and restated sublease, commencing January 1, 2019, pursuant to which the Company subleased to IRRAS the remainder of its current corporate headquarters (the “IRRAS Restated Sublease”), which satisfied a closing condition related to the Merger. The IRRAS Sublease has a term of 1 year and aggregate payments due to the Company of approximately $0.4 million, which approximate fair value.

8. LITIGATION

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
A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint sought a declaratory judgment that a non-compete provision in a license agreement between the Company and Majorelle, dated November 12, 2013, was unenforceable under US and foreign antitrust law, and made other claims relating to invalidity of the Company’s assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleged breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between the Company and Majorelle. In addition to declaratory relief, Majorelle sought damages in excess of $1.0 million, disgorgement of profits and attorney’s fees. On August 30, 2017, the Company and NexMed removed the case to federal district court in the Southern District of New York. Majorelle filed an amended complaint on October 16, 2017. The Company filed a motion to dismiss all claims in the amended complaint on December 5, 2017. On September 21, 2018, the Court granted the Company’s motion to dismiss Majorelle’s federal antitrust claim and dismissed the entire case.

9. SUBSEQUENT EVENT

Pre-Merger Financing

On October 16, 2018, Seelos and the Company entered into a Securities Purchase Agreement (the “Pre-Merger Financing SPA” and the transactions contemplated thereby the “Pre-Merger Financing”) with certain accredited investors (the “Investors”) pursuant to which, among other things, (i) Seelos agreed to sell to the Investors an aggregate of 1,187,336 shares of Seelos common stock (the “Initial Shares”) and deposit an additional 1,187,336 shares of Seelos common stock into escrow for the benefit of the Investors if 80% of the volume-weighted average trading price of a share of the Company’s common stock on Nasdaq for the first three trading days immediately following the closing date of the Pre-Merger Financing is lower than the price paid by the Investors for the Initial Shares (the “Additional Shares” and together with the Initial Shares the “Seelos Financing Shares”), and (ii) the Company agreed to issue warrants representing the right to acquire an amount of the Company’s common stock up to the amount issuable in exchange for 80% of the Seelos Financing Shares upon consummation of the merger, as further described below (the “Series A Warrants”), and additional warrants to purchase shares of the Company’s common stock, as further described below (the “Series B Warrants” together with the Series A Warrants and the Seelos Financing Shares, the “Purchased Securities”), and the Investors agreed to purchase the Purchased Securities, for an aggregate purchase price of approximately $18.0 million (the “Purchase Price”).

Upon the consummation of the Merger, each Initial Share will automatically be converted into the right to receive a number of shares of the Company’s common stock equal to the exchange ratio. Further, upon consummation of the Merger, each Additional Share placed into escrow will automatically be converted into the right to receive a number of shares of the Company’s common stock equal to the exchange ratio (the “Converted Additional Shares”). The number of Converted Additional Shares issuable pursuant to the Pre-Merger Financing SPA will be determined by subtracting (i) the aggregate number of shares of the Company’s common stock issued in exchange for the Initial Shares (as adjusted for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, reverse stock splits and similar events) from (ii) the quotient determined by dividing (a) the aggregate Purchase Price by (b) 80% of the average of the volume-weighted average price of a share of the Company’s common stock on Nasdaq for the first three trading days immediately following the closing date of the Pre-Merger Financing. Any Converted Additional Shares not issuable to the Investors will be returned to the Company as treasury shares.

The closing of the Pre-Merger Financing is subject to the satisfaction or waiver of certain conditions.

Series A Warrants

The Series A Warrants will have an initial exercise price per share equal to 125% of the lesser of (i) $15.16, as adjusted for the Merger exchange ratio, and (ii) 80% of the average of the volume-weighted average price of a share of the Company’s common stock on Nasdaq for the first three trading days immediately following the closing date of the Pre-Merger Financing, will be immediately exercisable and will have a term of five years from the date of issuance. The Series A Warrants will be initially exercisable for an amount of the Company’s common stock up to the amount issuable upon consummation of the Merger in exchange for 80% of the Seelos Financing Shares purchased by the holder.

Additionally, every ninth trading day up to and including the 45th trading day (each, a “Reset Date”) following (i) each date on which a registration statement registering any registrable securities for resale by a holder of Purchased Securities is declared effective or is available for use, (ii) if there is no registration statement registering all of the shares issuable upon exercise of the Series A Warrants and the Series B Warrants, the earlier to occur of (a) the first date on which the holders can sell all the shares issuable upon exercise of the Series A Warrants and the Series B Warrants without restriction or limitation pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and (b) the six month anniversary of the closing date of the Pre-Merger Financing (such earlier date among clauses (a) and (b) the “Six Month Reset Date”) and (iii) in the event that the Company (a) fails for any reason to satisfy the requirements of Rule 144(c)(1) under the Securities Act or (b) has ever been an issuer described in Rule 144(i)(1)(i) under the Securities Act or becomes such an issuer in the future, and the Company fails to satisfy any condition set forth in Rule 144(i)(2) under the Securities Act (each of clauses (a) and (b), a “Public Information Failure”), at any time following the Six Month Reset Date, then the earlier to occur of (1) the date the Public Information Failure is cured and no longer prevents the holder from selling all of the shares issuable upon exercise of the Series A Warrants and the Series B Warrants pursuant to Rule 144 without restriction or limitation, (2) the first date on which the holders can sell all the shares issuable upon exercise of the Series A Warrants and the Series B Warrants without restriction or limitation pursuant to Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1), and (3) the one year anniversary of the closing date of the Pre-Merger Financing (such 45 trading day period, the “Reset Period”), the exercise price will be adjusted to be the lesser of (i) the exercise price then in effect and (ii) 125% of 80% of the average of the five lowest volume-weighted average trading prices of a share of the Company’s common stock on Nasdaq during the applicable Reset Period to date and the number of shares of the Company’s common stock issuable upon exercise of the Series A Warrants will be proportionally increased accordingly.

Series B Warrants

The Series B Warrants will have an exercise price per share of $0.001, will be immediately exercisable and will expire on the day following the later to occur of (i) the 45th trading day immediately following the earlier to occur of (a) the first date on which the holders can sell all the shares issuable upon exercise of the Series A Warrants and the Series B Warrants without restriction or limitation pursuant to Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) and (b) the one year anniversary of the closing date of the Pre-Merger Financing, and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder. The Series B Warrants will be initially exercisable for no shares of the Company’s common stock. On each Reset Date, the number of shares issuable upon exercise of the Series B Warrants shall be increased to the number (if positive) obtained by subtracting (i) the number of shares of the Company’s common stock exchanged pursuant to the exchange ratio for Seelos Financing Shares purchased by such holder from (ii) the quotient determined by dividing (a) the pro rata portion of the Purchase Price paid by such holder by (b) 80% of the average of the five lowest volume-weighted average trading price of a share of the Company’s common stock on Nasdaq during the applicable Reset Period to date.

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

We have common law trademark rights in the unregistered marks “Apricus Biosciences, Inc.,” “Apricus,” “Vitaros,” and “RayVa” in certain jurisdictions. Vitaros is a registered trademark of Ferring in certain countries outside of the United States. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview
We are a biopharmaceutical company historically focused on seeking to advance innovative medicines urology and rheumatology. We have two product candidates: Vitaros, a product candidate in the United States for the treatment of erectile dysfunction (“ED”), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc (“Allergan”); and RayVa, a product candidate which has completed a Phase 2a clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.
On February 15, 2018, the FDA issued a complete response letter (a “CRL” and, such CRL, the “2018 CRL”) for the new drug application (“NDA”) for Vitaros. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. In April 2018, we met with the FDA and confirmed that two new Phase 3 clinical efficacy trials would be necessary at a lower formulation concentration in order to potentially reach approval. We have initiated discussions with parties for the U.S. Vitaros rights to enable Vitaros’ continued development and potential approval in exchange for financial terms commensurate with a development stage asset.
In parallel, our Board of Directors determined that we should evaluate strategic alternatives, including a sale of the company, a business combination, a merger or reverse merger or a license, with the goal of maximizing shareholder value. On July 30, 2018, we, Arch Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ours (“Merger Sub”), and Seelos Therapeutics, Inc., a Delaware corporation (“Seelos”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger

Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Seelos, with Seelos continuing as our wholly owned subsidiary and the surviving corporation of the merger (the “Merger”). On October 16, 2018, the Company, Merger Sub and Seelos entered into an amendment to the Merger Agreement, whereby the Company’s pre-money valuation under the Merger Agreement was increased to $13.0 million and the end date by which the contemplated Merger must be consummated by was extended to December 31, 2018.

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, each outstanding share of Seelos common stock will be converted into the right to receive shares of our common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to a reverse stock split of our common stock if determined necessary or appropriate by us, Seelos and Merger Sub) such that, immediately following the effective time of the Merger, our preexisting stockholders are expected to own approximately 15% of the outstanding capital stock of the Company on a fully diluted basis, and preexisting Seelos stockholders are expected to own approximately 85% of the outstanding capital stock of the Company on a fully diluted basis, subject to adjustments for net cash held by us and Seelos at the time of closing the Merger.

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

Liquidity, Capital Resources and Financial Condition
We have recorded a net loss of approximately $7.4 million for the nine months ended September 30, 2018, and had an accumulated deficit of approximately $323.4 million as of September 30, 2018. Our cash balance was approximately $5.3 million as of September 30, 2018. Our history and other factors raise substantial doubt about our ability to continue as a going concern. We have principally been financed through the sale of our common stock and other equity securities, debt financings and up-front payments received from commercial partners for our products under development.

On September 20, 2018, we entered into a Securities Purchase Agreement (the “September 2018 SPA”) with an accredited investor (the “Purchaser”) for net proceeds of approximately $1.1 million. Pursuant to the September 2018 SPA, we sold 4,600,000 shares of our common stock, at a purchase price of $0.27 per share and warrants to purchase up to 3,450,000 shares of common stock, exercisable six months after issuance at an exercise price equal to $0.30 per share, in a private placement. In addition, we issued warrants to purchase up to 230,000 shares of common stock to H.C. Wainwright (the “September 2018 Placement Agent Warrants”). The September 2018 Placement Agent Warrants are exercisable six months after issuance at an exercise price of $0.3375 per share, and expire five years from the initial exercise date. We also issued additional warrants to the Purchaser in an amount of 2,677,160 shares of common stock, exercisable six months after issuance at an exercise price equal to $0.40 per share (all warrants issued to the Purchaser in the September 2018 SPA, the “September 2018 Warrants”). The September 2018 Warrants are exercisable for five years from the initial exercise date. In addition, pursuant to the terms of the September 2018 SPA, outstanding warrants to purchase up to 2,677,160 shares of common stock previously issued to and held by the Purchaser were canceled at the closing, which occurred on September 24, 2018. It is explicitly stated in the Form of Warrant for both the September 2018 Warrants and the September 2018 Placement Agent Warrants that under no circumstances would the Company be required to net cash settle the warrants. In connection with the September 2018 SPA, the Purchaser agreed to enter into a voting agreement with us to vote all of their respective shares of our common stock in favor of the adoption of the Merger Agreement.

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
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of October 29, 2018, we had approximately $95.2 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of October 29, 2018, our public float was approximately $7.5 million based on 19.1 million shares of our common stock outstanding at a price of $0.39 per share, which was the closing sale price of our common stock on October 12, 2018. Since our public float is currently less than $75.0 million, as of October 29, 2018, we may only sell an aggregate of approximately $2.5 million of securities under our shelf registration statements on Form S-3, of which none is currently available following our April 2018 and September 2018 financings. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to successfully complete the Merger with Seelos or, if the Merger is not completed, another strategic transaction for us;

•	our ability to raise additional funds to finance our operations;

•	our ability to secure a development partner for U.S. Vitaros in order to overcome deficiencies raised in the 2018 CRL;

•	our ability to maintain compliance with the listing requirements of Nasdaq;

•	the outcome, costs and timing of any clinical trial results for our current or future product candidates;

•	the extent and amount of any indemnification claims made by Ferring under the Ferring Asset Purchase Agreement;

•	litigation expenses;

•	the emergence and effect of competing or complementary products;

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

On April 10, 2018, we were notified that, based on the previous thirty consecutive business days, our common stock no longer met the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and at that time, we were provided 180 calendar days, or until October 8, 2018, to regain compliance.

On October 9, 2018, we received a letter from Nasdaq indicating that our common stock has not regained compliance with the Bid Price Requirement. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an additional 180 calendar day period, or until April 8, 2019, to regain compliance. The Nasdaq Staff’s determination that we are eligible for additional time is based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time before April 8, 2019, the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide written confirmation of compliance with Rule 5550(a) and this matter will be closed. The Nasdaq letter has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “APRI.” We intend to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in us regaining compliance with the Bid Price Requirement by April 8, 2019. If compliance cannot be demonstrated by April 8, 2019, the Nasdaq Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Nasdaq Staff's determination to a Hearings Panel.
We will need to successfully complete the Seelos Merger Agreement or if unable, raise substantial additional funds through one or more of the following: issuance of additional debt or equity, and/or the completion of a licensing transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders.

Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our estimates including those related to bad debts, inventories, other long-term assets, warrants, stock-based compensation, income taxes, and legal proceedings. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes during the nine months ended September 30, 2018.

Recent Accounting Pronouncements
Please refer to the notes to condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.
Results of Operations
Operating Expense
Operating expense was as follows (in thousands, except percentages):

	Three Months Ended September 30,		2018 vs 2017		Nine Months Ended September 30,		2018 vs 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Operating expense
Research and development	$769	$1,960	$(1,191)	(61)%	$1,148	$3,226	$(2,078)	(64)%
General and administrative	1,934	1,756	178	10%	6,144	4,799	1,345	28%
Total operating expense	2,703	3,716	(1,013)	(27)%	7,292	8,025	(733)	(9)%
Loss before other income (expense)	$(2,703)	$(3,716)	$1,013	(27)%	$(7,292)	$(8,025)	$733	(9)%
Research and Development Expenses from Continuing Operations
Research and development costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct research and development on our behalf. The $1.2 million and $2.1 million decreases in research and development expense during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, resulted primarily from decreases in salary-related expenses and decreases in development expenses for U.S. Vitaros upon completion of and resubmission of the NDA during the third quarter of 2017.

General and Administrative Expenses from Continuing Operations
General and administrative expenses include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased $0.2 million and $1.3 million, during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year, due to increases in legal expenses in connection with the Laboratoires Majorelle SAS et al. v. Apricus Biosciences, Inc. et al., No. 1:17-cv-06625 (AT) (DCF) litigation, which was dismissed during the third quarter of 2018.
Other Income and Expense from Continuing Operations
Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended September 30,		2018 vs 2017		Nine Months Ended September 30,		2018 vs 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense)
Interest income (expense), net	$—	$3	$(3)	(100)%	$—	$(89)	$89	(100)%
Loss on extinguishment of debt	—	—	$—	N/M	—	(422)	422	(100)%
Change in fair value of warrant liability	—	(296)	296	(100)%	222	(588)	810	(138)%
Amendment of equity classified warrants	(135)	—	(135)	N/M	(293)	—	(293)	N/M
Other income (expense), net	—	—	—	N/M	1	(26)	27	(104)%
Total other income (expense)	$(135)	$(293)	$158	(54)%	$(70)	$(1,125)	$1,055	(94)%
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

Amendment of Equity Classified Warrants

In September 2018, pursuant to the terms of the September 2018 SPA, outstanding warrants to purchase up to 2,677,160 shares of common stock previously issued to and held by the Purchaser were cancelled at the closing of the financing on September 24, 2018. The fair value of the portion of the September 2018 Warrants previously issued and outstanding was $0.6 million on the date of the modification, which resulted in a charge of $0.1 million to amendment of equity classified warrants on the condensed consolidated statements of operations.

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

In connection with the April 2018 Financing, we entered in the April 2018 Warrant Amendment, which (i) reduced the exercise price of the September 2017 Warrants and the September 2017 Placement Agent Warrants to $0.60 per share (the closing price of our stock on March 27, 2018, the date of the amendment), and (ii) changed the date upon which such warrants become exercisable to the effective date of the 2018 Charter Amendment. The April 2018 Warrant Amendment resulted in a charge of approximately $0.1 million, which was recorded as amendment of equity classified warrants in the condensed consolidated statement of operations for the three months ended March 31, 2018.

Discontinued Operations
We had $0.02 million in accrued expenses related to discontinued operations as of September 30, 2018. There were no assets and liabilities presented as discontinued operations as of December 31, 2017. The operating results of our discontinued operations for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product sales	$—	$—	$—	$143
Royalty revenue	—	—	—	368
Cost of goods sold	—	—	(24)	(74)
Operating expenses	—	(73)	—	(821)
Other expense	—	—	—	(16)
Gain on sale	—	250	—	12,317
Income (loss) from discontinued operations	$—	$177	$(24)	$11,917
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

Cash Flow Summary
The following table summarizes selected items in our condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities from continuing operations	$(6,475)	$(8,073)
Net cash provided by financing activities from continuing operations	5,430	2,369
Net cash provided by (used in) discontinued operations	(3)	12,080
Net increase (decrease) in cash	$(1,048)	$6,376

Operating Activities from Continuing Operations

Cash used in operating activities from continuing operations of $6.5 million during the nine months ended September 30, 2018 was primarily due to a net loss from continuing operations of $7.4 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.2 million and stock-based compensation expense of $1.0 million.

Cash used in operating activities from continuing operations of $8.1 million during the nine months ended September 30, 2017 was primarily due to a net loss from continuing operations of $9.2 million, net of adjustments to net loss for non-cash items such as the warrant liability revaluation of $0.6 million, loss on debt extinguishment of $0.4 million, and stock-based compensation expense of $0.9 million.

Financing Activities from Continuing Operations

Cash provided by financing activities from continuing operations of $5.4 million during the nine months ended September 30, 2018 was due to net proceeds of $4.2 million from the issuance of common stock and warrants in our April and September 2018 financings, as well as proceeds of $1.3 million from the exercise of warrants during the first quarter of 2018.

Cash provided by financing activities from continuing operations of $2.4 million during the nine months ended September 30, 2017 was due to net proceeds of $9.5 million from the issuance of common stock and warrants in our April 2017 Financing, offset by the repayment of our Credit Facility of $7.1 million as a closing condition of the Ferring Asset Purchase Agreement.
Discontinued Operations
Cash provided by discontinued operations of $12.1 million during the nine months ended September 30, 2017 was a result of the Ferring Asset Purchase Agreement in March 2017, pursuant to which we sold to Ferring our assets and rights related to Vitaros outside of the United States, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of September 30, 2018, our internal control over financial reporting was effective. Because we are a smaller reporting company, BDO, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A complaint was filed in the Supreme Court of the State of New York by Laboratoires Majorelle SAS and Majorelle International SARL (“Majorelle”) on July 25, 2017 naming Apricus Biosciences, Inc., NexMed (U.S.A.), Inc. and Ferring International Center S.A. as defendants. The complaint sought a declaratory judgment that a non-compete provision in a license agreement between us and Majorelle, dated November 12, 2013, was unenforceable under US and foreign antitrust law, and made other claims relating to invalidity of our assignment of the license agreement to Ferring under the Ferring Asset Purchase Agreement. The complaint also alleged breach of contract, fraudulent inducement, misrepresentation and unjust enrichment relating to a separate supply agreement between us and Majorelle. In addition to declaratory relief, Majorelle sought damages in excess of $1.0 million, disgorgement of profits and attorney’s fees. On August 30, 2017, we and NexMed removed the case to federal district court in the Southern District of New York. Majorelle filed an amended complaint on October 16, 2017. We filed a motion to dismiss all claims in the amended complaint on December 5, 2017. On September 21, 2018, the Court granted our motion to dismiss Majorelle’s federal antitrust claim and dismissed the entire case.

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
We expect to continue to require external financing to fund our operations, which may not be available. Even if we are successful in consummating the Merger, we expect to require external financing to fund our near and long-term operations. Such financing may not be available on terms we deem acceptable or at all. *
As of September 30, 2018, we had a cash balance of approximately $5.3 million. Even if the Merger Agreement with Seelos is successfully consummated, we will need to raise additional funds in order to fund our near and long-term operations.
We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates (“public float”) is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of October 29, 2018, our public float was approximately $7.5 million based on 19.1 million shares of our common stock outstanding at a price of $0.39 per share, which was the closing sale price of our common stock on October 12, 2018. Since our public float is currently less than $75.0 million, as of October 29, 2018, we may only sell an aggregate of approximately $2.5 million of securities under our shelf registration statements on Form S-3 of which none is currently available following our April 2018 and September 2018 financings. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.
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
We have never been profitable and we have incurred an accumulated deficit of approximately $323.4 million from our inception through September 30, 2018. We have incurred these losses principally from costs incurred in funding the research, development and clinical testing of our product candidates, from our general and administrative expenses and from our efforts to support commercialization of Vitaros by our partners prior to entering into the Ferring Asset Purchase Agreement. As a result of the Ferring Asset Purchase Agreement, we do not expect to generate revenue for the foreseeable future and will continue to incur significant operating losses and capital expenditures for the foreseeable future. In addition, consummation of the Merger will not provide us with revenue for the foreseeable future.
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
There is substantial doubt concerning our ability to continue as a going concern.*
Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the first quarter of 2017, we received an upfront payment of $11.5 million from the Ferring Asset Purchase Agreement but a large portion of that was used to payoff our Credit Facility, and we expect to incur further losses for the foreseeable future. In April 2018, we completed a public offering for net proceeds of approximately $2.9 million and in September 2018, we completed the September 2018 SPA for net proceeds of approximately $1.1 million. Our history and other operating circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of September 30, 2018, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in this Quarterly Report, includes a going concern explanatory paragraph. There is no guarantee that the Merger will be successfully completed. In addition, management plans to raise additional funds and preserve existing cash resources with the following activities: future financing events; potential partnering events of our existing technology; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
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

On April 10, 2018, we were notified that, based on the previous thirty consecutive business days, our common stock no longer met the minimum $1.00 bid price per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and at that time, we were provided 180 calendar days, or until October 8, 2018, to regain compliance.

On October 9, 2018, we received a letter from Nasdaq indicating that our common stock has not regained compliance with the Bid Price Requirement. However, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an additional 180 calendar day period, or until April 8, 2019, to regain compliance. The Nasdaq Staff’s determination that we are eligible for additional time is based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time before April 8, 2019, the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, the Nasdaq will provide written confirmation of compliance with Rule 5550(a) and this matter will be closed. The Nasdaq letter has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “APRI.” We intend to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in us regaining compliance with the Bid Price Requirement by April 8, 2019. If compliance cannot be demonstrated by April 8, 2019, the Nasdaq Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Nasdaq Staff's determination to a Hearings Panel.

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

The Company has entered into registration rights agreements in connection with the September 2018 SPA and the Pre-Merger Financing, requiring the Company to register for resale all the shares issued or issuable pursuant to the September 2018 SPA and the Pre-Merger Financing, including all shares issuable upon exercise of any warrants issued pursuant to the September 2018 SPA and the Pre-Merger Financing.*

In connection with the September 2018 SPA, the Company entered into a registration rights agreement (the “September 2018 Registration Rights Agreement”) with the Purchaser. Pursuant to the September 2018 Registration Rights Agreement, we agreed to prepare and file a registration statement with the SEC for purposes of registering the resale of the shares of our common stock issued pursuant to the September 2018 SPA and issuable upon exercise of the warrants issued pursuant to the September 2018 SPA (the “September 2018 Registrable Securities”) within 30 days after the closing of the Merger. If the Merger Agreement is terminated, the Company has agreed to file a resale registration statement registering the September 2018 Registrable Securities within 15 days of such termination. If we fail to file and obtain effectiveness of the resale registration statements required under the September 2018 Registration Rights Agreement or fail, subject to limited exceptions, to maintain the effectiveness of the resale registration statements, then we shall be obligated to pay to each affected holder of September 2018 Registrable Securities an amount equal to 1.0% of the aggregate purchase price paid for such September 2018 Registrable Securities, whether or not included in such registration statement on each of the day of such failure and on each monthly anniversary thereof until the date such failure is cured, up to a maximum of 10%.

In connection with the Merger, on October 16, 2018, Seelos and the Company entered into a securities purchase agreement with certain accredited investors (the “Investors”) pursuant to which, among other things, Seelos agreed to issue to the Investors shares of Seelos common stock immediately prior to the merger and the Company agreed to issue to the Investors warrants to purchase shares of the Company’s common stock on the fifth day following the Merger in a private placement transaction for an aggregate purchase price of $18.0 million (the “Pre-Merger Financing”). Additionally, in connection with the Pre-Merger Financing, the Company entered into a registration rights agreement with the Investors (the “Pre-Merger Financing Registration Rights Agreement”). Pursuant to the Pre-Merger Financing Registration Rights Agreement, the Company is required to file an initial resale registration statement with respect to shares of our capital stock held by or issuable to the Investors (the “Pre-Merger Financing Registrable Securities”), within 10 days of the closing of the Pre-Merger Financing. Additionally, the Company is required to file additional resale registration statements with respect to the Pre-Merger Financing Registrable Securities to the extent that such Pre-Merger Financing Registrable Securities are not already registered for resale on a prior registration statement. If we fails to file and obtain effectiveness of the resale registration statements required under the Pre-Merger Financing Registration Rights Agreement or fail, subject to limited exceptions, to maintain the effectiveness of the resale registration statements, then the Company shall be obligated to pay to each affected holder of Pre-Merger Financing Registrable Securities an amount equal to 1.0% of the aggregate purchase price paid for such Pre-Merger Financing Registrable Securities, whether or not included in such registration statement, on the day of each such failure and on every 30th day thereafter (pro-rated for periods of less than 30 days) until the date such failure is cured.
We currently have a limited number of unissued shares of common stock authorized for issuance pursuant to our certificate of incorporation which will limit our ability to issue shares in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction.*
Our certificate of incorporation authorizes our board of directors to issue up to 60.0 million shares of common stock. As of October 29, 2018, there were 28,167,329 shares of common stock issued and outstanding and 31,861,435 shares available for future issuance. Although we recently received stockholder approval of an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock to a total of 60,000,000 shares, we may still be limited in our ability to issue shares of common stock in a financing transaction, as compensation to our officers, directors, employees or consultants or as consideration in a strategic transaction. Such limitation will adversely impact our business.
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

2.8
Form of Voting Agreement, by and between Apricus Biosciences, Inc. and certain stockholders of Apricus Biosciences, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s 8-K filed with the Securities and Exchange Commission on September 21, 2018).

2.9
Amendment No. 1 to Agreement and Plan of Merger, dated October 16, 2018, by and among Apricus Biosciences, Inc., Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

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

3.12
Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

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

3.16
Amendment to the Fourth Amended and Restated Bylaws of Apricus Biosciences, Inc., dated October 16, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

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

4.18	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.19	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.20	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.21	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Comoany’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.22
Registration Rights Agreement, dated October 16, 2018, by and among Apricus Biosciences, Inc. and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

10.1
Securities Purchase Agreement, dated as of September 20, 2018, between Apricus Biosciences, Inc. and the purchaser named on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K filed with the Securities and Exchange Commission on September 21, 2018).

10.2
Securities Purchase Agreement, dated as of October 16, 2018, by and among Seelos Therapeutics, Inc., Apricus Biosciences, Inc. and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

10.3	Form of Escrow Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

10.4	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1)	Furnished, not filed.

†    Confidential treatment has been requested for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apricus Biosciences, Inc.

Date: October 31, 2018	/s/ RICHARD W. PASCOE
Richard W. Pascoe
Chief Executive Officer and Secretary