Form 10-Q
period 2019-03-31
SEELOS THERAPEUTICS, INC.
filed 2019-05-21
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or
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

(646) 998-6475
 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SEEL	The Nasdaq Stock Market LLC

As of May 16, 2019, 21,277,229 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

As previously disclosed, on January 24, 2019, On January 24, 2019, Seelos Therapeutics, Inc. completed a business combination with Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), with Seelos (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as Seelos Therapeutics, Inc." (the "Merger").

For accounting purposes, the Merger is treated as a "reverse acquisition" under generally acceptable accounting principles in the United States ("U.S. GAAP") and Seelos is considered the accounting acquirer. Accordingly, Seelos' historical results of operations will replace the Company's historical results of operations for all periods prior to the Merger and, for all periods following the Merger, the results of operations of the combined company will be included in the Company's financial statements.

This quarterly report on Form 10-Q relates to the Company's quarter ended March 31, 2019, which includes the date of the completion of the Merger, and is therefore the Company's first periodic report that includes results of operations for the combined company, including Seelos.

Unless the context otherwise requires, references to the "Company," the "combined company" "we," "our" or "us" in this report refer to Seelos Therapeutics, Inc. and its subsidiaries, references to "Seelos" refer to the Company following the completion of the Merger, references to "Apricus" refer to the Company prior to the completion of the Merger.

Except as otherwise noted, references to "common stock" in this report refer to common stock, par value $0.001 per share, of the Company.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
	March 31,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash	$11,292	$42
Due from realted party	2	2
Deferred offering costs	-	140
Prepaid expenses and other current assets	1,026	7
Total current assets	12,320	191
Other long term assets	24	-
Total assets	$12,344	$191

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$2,421	$2,220
Accrued expenses	2,428	84
Accrued interest	-	151
Convertible notes payable, at fair value	-	2,442
Warrant liabilities	4,458	-
Total liabilities	9,307	4,897

Commitments and contingencies (note 9)
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $.001 par value, 120,000,000 shares authorized,
20,213,762 and 3,081,546 issued and outstanding as of
March 31, 2019 and December 31, 2018, respectively	20	3
Additional paid-in-capital	43,335	97
Accumulated deficit	(40,318)	(4,806)
Total stockholders' equity (deficit)	3,037	(4,706)
Total liabilities and stockholders' equity (deficit)	$12,344	$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expense
Research and development	$9,020	$536
General and administrative	3,322	100
Total operating expense	12,342	636
Loss before other expense	(12,342)	(636)
Other income (expense)
Interest income	25	-
Interest expense	(16)	(19)
Loss on warrant issuance	(5,020)	-
Change in fair value of warrant liabilities	(18,050)	-
Change in fair value of convertible notes payable	(109)	(6)
Total other expense	(23,170)	(25)
Net loss	(35,512)	(661)

Total loss per share basic and diluted	$(3.98)	$(0.21)

Weighted average common shares outstanding used for basic and diluted loss per share	8,931,139	3,081,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(35,512)	$(661)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	38	8
Research and development expensed - license acquired	3,000	-
Change in fair value of convertible notes payable	109	6
Change in fair value of warrant liability	18,050	-
Loss on warrant issuance	5,020	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,019)	-
Other assets	(24)	-
Accounts payable	201	393
Accrued expenses	2,045	(73)
Accrued interest	12	19
Deferred offering costs	140	-
Net cash used in operating activities	(7,940)	(308)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	16,520	65
Proceeds from exercise of warrants	2,670	-
Net cash provided by financing activities	19,190	65
Net increase (decrease) in cash	11,250	(243)
Cash, beginning of period	42	258
Cash, end of period	$11,292	$15

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for conversion of debt	$2,550	$-
Issuance of common stock for conversion of accrued interest	$164	$-
Effect of reverse merger	$299	$-
Reclass of warrant liabilities related to Series A warrants exercised for cash	$3,656	$-
Reclass of Series B warrants from warrant liability to stockholders' equity	$31,473	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiary
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2017	3,081,546	$3	$64	$(1,332)	$(1,265)
Stock-based compensation expense	-	-	8	-	8
Net loss	-	-	-	(661)	(661)
Balance as of March 31, 2018	3,081,546	$3	$72	$(1,993)	$(1,918)

Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	38	-	38
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Warrants exercised for cash	13,190,525	13	2,657	-	2,670
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	3,656	-	3,656
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Net loss	-	-	-	(35,512)	(35,512)
Balance as of March 31, 2019	20,213,762	$20	$43,335	$(40,318)	$3,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and subsidiary (the "Company") plans on developing its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. The Company's lead programs following the completion of the Merger (as defined below) are SLS-002 for the potential treatment of suicidality in post-traumatic stress disorder, and in major depressive disorder, SLS-005 for Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's disease. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Merger with Apricus Biosciences, Inc.

On January 24, 2019, the Company completed the acquisition of Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), with Seelos (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as Seelos Therapeutics, Inc." (the "Merger").

The Merger was accounted for as a reverse recapitalization under United States generally accepted accounting principles ("U.S. GAAP") because the primary assets of Apricus were nominal following the close of the Merger. Seelos was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) Seelos stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Seelos common stock owned the majority of Apricus immediately following the effective time of the Merger, (ii) Seelos holds the majority (four of five) of board seats of the combined company and (iii) Seelos' management holds all key positions in the management of the combined company. Accordingly, the historical financial statements of Seelos Therapeutics Inc. became the Company's historical financial statements including the comparative prior periods. All references in the unaudited condensed consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the exchange rate.

Liquidity

The Company had no revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, the Company had $11.3 million in cash and an accumulated deficit of $40.3 million. The Company has historically funded its operations through the issuance of convertible notes (see note 5), sale of common stock (see note 3) and warrants (see note 6).

The Company has an effective shelf registration statement on Form S-3 filed with the SEC under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 31, 2019, the Company had approximately $95.2 million available under its Form S-3 shelf registration statement. Under current SEC regulations, in the event the aggregate market value of the Company's common stock held by non-affiliates ("public float"), is less than $75.0 million, the amount it can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float. SEC regulations permit the Company to use the highest closing sales price of the Company's common stock (or the average of the last bid and last ask prices of the Company's common stock) on any day within 60 days of sales under the shelf registration statement. As of March 31, 2019, the Company's public float was approximately $68.3 million based on 15.2 million shares of the Company's common stock outstanding at a price of $4.50 per share, which was the closing sale price of the Company's common stock on January 31, 2019. As the Company's public float was less than $75.0 million as of March 31, 2019, the Company's usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company's future liquidity and capital funding requirements will depend on numerous factors, including:

  its ability to raise additional funds to finance its operations;
  its ability to maintain compliance with the listing requirements of The Nasdaq Capital Market ("Nasdaq");
  the outcome, costs and timing of clinical trial results for the Company's current or future product candidates;
  the extent and amount of any indemnification claims;
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

2. Significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K ("Annual Report") filed with the U.S. Securities and Exchange Commission (the "SEC") on March 28, 2019. The accompanying financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company's financial position, results of operations and cash flows. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company's actual results may differ from these estimates under different assumptions or conditions.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's financial statements relate to the valuation of warrants, valuation of convertible notes payable, valuation of common stock and the valuation of stock options. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

Fair Value Measurements

The Company follows the accounting guidance in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company's warrant liabilities and convertible notes were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The warrants and convertible notes were valued using a scenario-based discounted cash flow analysis. Two primary scenarios were considered and probability weighted to arrive at the valuation conclusion for each convertible note. The first scenario considers the value impact of conversion at the stated discount to the issue price in a qualified financing event, while the second scenario assumes the convertible notes are held to maturity.

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three months ended March 31, 2019:

	Fair Value Measurements
	as of March 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$11,292	$-	$-	$11,292
Liabilities
Warrant liabilities	$-	$-	$4,458	$4,458

Fair Value Option

As permitted under ASC Topic 825, Financial Instruments, ("ASC 825"), the Company had elected the fair value option to account for its convertible notes. In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

Stock-based compensation

The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period based on the estimated grant-date fair value of the awards and forfeitures rates. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying individual's role at the Company.

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants and stock options that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding as of March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	As of March 31,
	2019	2018
Outstanding stock options	411	31
Outstanding warrants	2,488	-
Convertible notes	-	104
	2,899	135

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-2, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-2 on January 1, 2019 and the adoption of the standard did not have a material effect on its unaudited condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. ASU 2018-13 will be effective for the Company beginning January 1, 2020 with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2018-13 on its consolidated financial statements and related disclosures.

3. Pre-merger Financing

On January 24, 2019, Seelos Corporation and Apricus closed a private placement transaction with certain accredited investors (the "Investors"), whereby, among other things, Seelos Corporation issued to investors shares of the Company's common stock immediately prior to the Merger in a private placement transaction (the "Financing"), pursuant to the Securities Purchase Agreement, made and entered into as of October 16, 2018, by and among Seelos Corporation, Apricus and the investors, as amended (the "Purchase Agreement").

Pursuant to the Purchase Agreement, Seelos Corporation issued and sold to the Investors an aggregate of 2,374,672 shares of Seelos Corporation's common stock as converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of Common Stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of Common Stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), and additional warrants representing the right the right to acquire 0 shares of Common Stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance. See Note 7. The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

On March 7, 2019, the Company entered into Amendment Agreements (collectively, the "Amendment Agreements") with each Investor amending: (i) the Purchase Agreement, (ii) the Series A Warrants and (iii) the Series B Warrants. The Amendment Agreements, among other things, (i) fixed the aggregate number of shares of Common Stock issued and issuable pursuant to the Series B Warrants at 11,614,483 (which number includes shares of Common Stock issued pursuant to exercises of Series B Warrants on or prior to March 7, 2019), (ii) fixed the aggregate number of shares of Common Stock issued and issuable pursuant to the Series A Warrants at 3,629,023 (none of which were exercised as of March 7, 2019), (iii) reduced the duration of the period during which the Investors were limited in the number of shares of Common Stock subject to Series B Warrants that Investors can exercise on a daily basis, such that such period terminated on March 21, 2019, (iv) reduced the duration of the period during which the number of shares of Common Stock underlying the Series B Warrants would adjust based on the volume-weighted average price of the Common Stock, such that the adjustment period terminated on March 7, 2019, (v) fixed the "Reset Price" based on which the Series B Warrants adjusted on March 7, 2019 at $1.3389, (vi) amended the Purchase Agreement such that the date until which the Company was restricted from effecting certain variable rate transactions would be March 20, 2019, (vii) amended the Series A Warrants so that any references therein to the Series B Warrants refer to the Series B Warrants, as amended or restated from time to time, and (viii) made certain other technical, conforming and clarifying changes.

The terms of the Investor Warrants continue to include certain provisions that could result in a future adjustment to the exercise price of the Investor Warrants and accordingly, they continue to be classified as a liability after the Amendment Agreements.

At March 31, 2019, 5,000 Series B Warrants and 2.0 million Series A Warrants remain unexercised, respectively.

4. Purchase of assets

Acquisition of License from Ligand Pharmaceuticals Incorporated

On September 21, 2016, the Company entered into a License Agreement (the "License Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"), Neurogen Corporation and CyDex Pharmaceuticals, Inc. (collectively, the "Licensors"), pursuant to which, among other things, the Licensors granted to the Company an exclusive, perpetual, irrevocable, worldwide, royalty-bearing, nontransferable right and license under (i) patents related to a product known as Aplindore, which is now known as SLS-006, acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), which is now known as SLS-012, an H3 receptor antagonist, which is now known as SLS-010, and either or both of the Licensors' two proprietary CRTh2 antagonists, which are now known collectively as SLS-008 (collectively, the "Licensed Products"), and (ii) copyrights, trade secrets, moral rights and all other intellectual and proprietary rights related thereto. The Company is obligated to use commercially reasonable efforts to (a) develop the Licensed Products, (b) obtain regulatory approval for the Licensed Products in the United States, the European Union (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the European Union, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the European Union, Japan or the People's Republic of China, each of which is referred to as a Major Market, and (c) commercialize the Licensed Products in each country where regulatory approval is obtained. The Company has the exclusive right and sole responsibility and decision-making authority to research and develop any Licensed Products and to conduct all clinical trials and non-clinical studies the Company believes appropriate to obtain regulatory approvals for commercialization of the Licensed Products. The Company also has the exclusive right and sole responsibility and decision-making authority to commercialize any of the Licensed Products.

As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Ligand a nominal option fee. As further partial consideration for the grant of the rights and licenses to the Company under the License Agreement, the Company was obligated pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by the Company of debt and/or equity securities for gross proceeds to the Company of at least $7.5 million. In connection with the closing of the Merger, the Company issued 392,307 shares of common stock to settle this obligation. As further partial consideration for the grant of the rights and licenses to the Company by Ligand under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to the company in the event of the Company's initial public offering or a financing transaction consummated in connection with a transaction as a result of which the Company's business becomes owned or controlled by an existing issuer with a class of securities registered under the Securities Exchange Act of 1934, as amended, and immediately after such transaction, the security holders of the Company as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to the Company in the event the Company is acquired. In connection with the closing of the Merger, the Company issued 408,946 shares of common stock to settle this obligation. The Company recognized research and development expense totaling approximately $2.2 million during the period ended March 31, 2019 for the common stock issued in connection with the Merger.

As further consideration for the grant of the rights and licenses to under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products, other than in connection with Aplindore for the indication of Parkinson's disease or Restless Leg Syndrome, consisting of (i) $750,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $3.0 million upon FDA approval of an application for a particular Licensed Product, (iii) $1.125 million upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $1.125 million upon regulatory approval in a second Major Market for a particular Licensed Product.

As further consideration for the grant of the rights and licenses to under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products in connection with Aplindore for the indication of Parkinson's disease or Restless Leg Syndrome, consisting of (i) $100,000 upon submission of an application with the FDA or equivalent foreign body for such a particular Licensed Product, (ii) $350,000 upon FDA approval of an application for such a particular Licensed Product, (iii) $125,000 upon regulatory approval in a Major Market for such a particular Licensed Product, and (iv) $125,000 upon regulatory approval in a second Major Market for such a particular Licensed Product.

As further partial consideration for the grant of the rights and licenses under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable commercial milestone payments in connection with the Licensed Products, consisting of (i) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (ii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (iii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), (iv) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists, (v) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (vi) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (vii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), and (viii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists.

The Company will also pay to Ligand middle single-digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of Parkinson's disease or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent and a tiered incremental royalty in the upper single digit to lower double digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of Parkinson's disease or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent. Additionally, the Company will pay to Ligand low single digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of Parkinson's disease or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent and a tiered incremental royalty in the lower single digit to middle single digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of Parkinson's disease or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2019.

Acquisition of Assets from Vyera Pharmaceuticals, AG ("Vyera")

On May 25, 2017, the Company entered into a non-binding term sheet to acquire TUR-002 (intranasal ketamine) ("TUR-002") from Vyera. During the year ended December 31, 2017, the Company recorded $400,000 in research and development expenses related to the non-refundable but creditable payments to continue to negotiate exclusively with Vyera while the Company continued to identify financing terms with other parties to provide the necessary funding to purchase TUR-002.

On January 18, 2018, the Company and Vyera entered into an Amendment to the May 25, 2017 Term Sheet for TUR-002. The Company paid $100,000 as a non-refundable but creditable payment to continue to negotiate exclusively with Vyera to purchase TUR-002.

On March 6, 2018, the Company entered into an Asset Purchase Agreement with Vyera, as amended by an amendment thereto entered into on May 18, 2018 (the "First Vyera Amendment") and an amendment thereto entered into on December 31, 2018 (the "Second Vyera Amendment" such agreement, as amended by the First Vyera Amendment and the Second Vyera Amendment, the "Vyera Asset Purchase Agreement"). Pursuant to the Vyera Asset Purchase Agreement, the Company agreed to acquire the assets (the "Vyera Assets"), and liabilities (the "Vyera Assumed Liabilities"), of Vyera related to a product candidate known as TUR-002 (intranasal ketamine), which is now known as SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. The Company agreed that if it receives regulatory approval to commence a Phase III clinical trial for SLS-002 and no third party has alleged any claim of conflict, infringement, invalidity or other violation of any rights of others with regard to the Vyera Assets, then the Company must commence a Phase III clinical trial for SLS-002 by the date 18 months from the closing of the transactions contemplated by the Vyera Asset Purchase Agreement (the "Vyera Closing"), and if the Company fails to do so, the Vyera Asset Purchase Agreement will terminate immediately and become null and void and all of the Vyera Assets and the Vyera Assumed Liabilities will automatically be returned to Vyera.

In the event that, prior to the fourth anniversary of the Vyera Closing, the Company sells, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company must pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale.

As partial consideration for the Vyera Assets, upon execution of the First Vyera Amendment, the Company paid to Vyera a non-refundable cash payment of $150,000. As further partial consideration for the Vyera Assets, upon public announcement of the entry by the Company and the Company into the Merger Agreement, the Company paid to Vyera a non-refundable cash payment of $150,000. As further partial consideration for the Vyera Assets the Company issued Vyera 191,529 shares of Common Stock and paid Vyera a non-refundable cash payment of $1,000,000. As further partial consideration for the Vyera Assets, the Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $3.5 million upon dosing of the first patient in a Phase III clinical trial for SLS-002, (ii) $10.0 million upon approval by the U.S. Food and Drug Administration (the "FDA") of a new drug application ("NDA"), with respect to SLS-002, (iii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iv) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (v) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (vi) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vii) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (viii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002 and (ix) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera royalty percentage in the mid-teens on aggregate annual net sales of SLS-002.

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, the Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). At the closing of the Bioblast Asset Purchase (the "Bioblast Closing"), the Company paid to Bioblast $1.5 million in cash, and the Company agreed to pay to Bioblast an additional $2.0 million in cash by the one-year anniversary of the Bioblast Closing. Accordingly, the Company recognized $3.5 million charge to research and development expense during the period ended March 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, the Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company's or the Company's affiliate's first Phase 2(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million in cash; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million in cash. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, plans to begin an open label, Phase 2(b) clinical trial in up to 20 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. The Company will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle the Company access to all clinical data from this trial.

5. Acquisition of Apricus

On January 24, 2019, the Company completed the acquisition of Apricus in accordance with the terms of the Merger Agreement.

The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of Apricus were nominal at the close of the Merger. Seelos was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) Seelos stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Seelos common stock owned the majority of the Company immediately following the effective time of the Merger, (ii) Seelos holds the majority (four of five) of board seats of the combined company and (iii) Seelos' management holds all key positions in the management of the combined company.

Upon the completion of the Merger, Seelos acquired no tangible assets and assumed no employees or operation from Apricus. Additionally, Apricus' intellectual property was considered to have no value. The remaining Apricus liabilities had a fair value of approximately $300 thousand.

In connection with the Merger, Seelos entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one CVR for each share of Apricus common stock held of record immediately prior to the closing of the merger. Each CVR represents the right to receive payments based on Apricus' Vitaros assets. In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the merger, based on the sale or out-licensing of Apricus' Vitaros intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. After the completion of the merger, Seelos will be entitled to retain the first $500,000 and 10% of any Contingent Payments. Seelos assigned no value to the Vitaros intangible asset or the CVR in the acquisition accounting.

6. Convertible Notes

From May 2017 to October 2018, the Company entered into convertible note agreements with investors. The aggregate principal amount of the Notes was $2.3 million which were due no later than April 30, 2019 with simple interest at the rate of 8% per annum. The Notes automatically converted, upon the issuance of preferred stock of the Company for capital-raising purposes occurring on or prior to the Notes' maturity date resulting in gross proceeds in excess of a specific amount, into shares of common stock of the Company by dividing the then-outstanding balance of each convertible note by 80% or 90%, depending on the terms for each note, of the lowest purchase price per share paid, or $9.70 to $10.91 per share, respectively, by another investor in the qualifying financing, which condition was satisfied by the Pre-Merger Financing.

The Notes are carried at fair value. The Company recognized an adjustment to for changes in the Notes fair value of $0.1 million and $6 thousand during the periods ended March 31, 2019 and 2018, respectively.

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,295 shares of Common Stock at a price of $9.70 or $10.91 per share.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of March 31, 2019 or December 31, 2018.

Common Stock

The Company has authorized 120,000,000 shares of Common Stock as of March 31, 2019 and had authorized 60,000,000 shares of Common Stock, as of December 31, 2018. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

Series A Warrants

The Series A Warrants were initially exercisable for 1,463,519 shares of Common Stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of the Common Stock at an exercise price per share equal to $2.3005 on February 27, 2019 and which was further adjusted to 3,629,023 shares of Common Stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case essentially due to trading at a lower price, pursuant to the terms thereof. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance.

During the three months ended March 31, 2019, 1.6 million Series A Warrants were exercised for approximately $2.6 million. As of March 31, 2019, 2.0 million Series A Warrants remain outstanding at an exercise price of $1.6736 per share.

Series B Warrants

The Series B Warrants were initially exercisable for no shares of Common Stock, which was adjusted to 7,951,090 shares of Common Stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of Common Stock on March 7, 2019, in each case essentially due to trading at a lower price, pursuant to the terms thereof. The Series B Warrants have an exercise price of $0.001, were immediately exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date, and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

During the three months ended March 31, 2019, 11.6 million Series B Warrants were exercised for approximately $11,609. As of March 31, 2019, 5,000 Series B Warrants remain outstanding and no longer are subject to any further changes in warrants or price.

A summary of warrant activity during the three months ended March 31, 2019 is as follows (in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2018	-	$-	-
Assumed in merger	436	$20.59	4.2
Issued	15,244	$0.40	4.9
Exercised	(13,192)	$0.20
Cancelled	-	$-
Outstanding as of March 31, 2019	2,488	$4.99	4.7
Exercisable as of March 31, 2019	2,488	$4.99	4.7

The Series A and Series B warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

8. Stock-based compensation

The Company has a 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of March 31, 2019, an aggregate of 373,798 shares of Common Stock were authorized under the Apricus 2012 Plan, of which 0 Common Stock were available for future grants. Upon completion of the Merger, the Company assumed the 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for Common Stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

Stock options

During the three months ended March 31, 2019, the Company granted 243,750 incentive stock options to employees with a weighted average exercise price per share of $2.20 and a 10 year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the three months ended March 31, 2019, the Company also granted 136,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $2.33 and a 10 year term, subject to the terms and conditions of the 2012 Plan above. 72,000 of the stock options granted to non-employee directors vest 1/3rd on the first anniversary of the grant and monthly thereafter over the next two years. 64,000 of the stock options granted to non-employee directors vest monthly over the 12 months following the grant.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of stock options granted is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the three months ended March 31, 2019, no stock options were exercised or forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the the three months ended March 31, 2019:

March 31,
2019
Risk-free interest rate	2.4%-2.6%
Volatility	109%-113%
Dividend yield	-%
Expected term	5.04-6.97
Weighted average fair value	$1.89

A summary of stock option activity during the three months ended March 31, 2019 is as follows (in thousands):

		Weighted	Weighted-	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2018	31	$0.65	7.5	$84
Granted	380	2.25	9.9	422
Exercised	-	-
Cancelled	-	-	-	-
Outstanding as of March 31, 2019	411	$2.13	9.7	$506
Vested and expected to vest as of March 31, 2019	31	$0.65	7.5	$84
Exercisable as of March 31, 2019	31	$0.65	7.5	$84

The Company recorded $38,000 and $8,000 in stock-based compensation expense for the three months ended March 31, 2019 and 2018.

9. Related Party Transactions

The Company had the following related party transaction for the three months ended March 31, 2019:

IRRAS AB

IRRAS AB ("IRRAS") is a commercial stage medical technology company of which a former director of the Company is also the President, Chief Executive Officer and director. In January 2018, the Company and IRRAS entered into a Sublease, pursuant to which the Company subleased to IRRAS excess capacity in its corporate headquarters. The sublease had a term of two years. On October 30, 2018, the Company and IRRAS entered into an amended and restated sublease, commencing January 1, 2019, pursuant to which the Company agreed to sublease to IRRAS the remainder of its San Diego, California location (the "IRRAS Restated Sublease"), which satisfied a closing condition related to the Merger. The IRRAS Restated Sublease has a term of one year and provides for aggregate payments due to the Company of approximately $0.4 million, which approximate fair value.

10. Commitments and contingencies

Leases

In March 2019, the Company entered into a nine-month office space rental agreement for its headquarters in New York, New York expiring November 2019. The rental agreement contains a base rent of approximately $8,000 per month.

In December 2011, Apricus entered into a five-year lease agreement for its original headquarters in San Diego, California expiring December 31, 2016. In December 2015, Apricus amended the lease agreement to extend the term through January 31, 2020. The Company has an option to extend the lease an additional three years. The original lease term contained a base rent of approximately $24,000 per month with 3% annual escalations, plus a supplemental real estate tax and operating expense charge to be determined annually.

In 2018, Apricus subleased excess capacity in its San Diego location to a subtenant under a non-cancellable lease. The sublease had a term of two years and aggregate payments due to Apricus of approximately $0.3 million. On October 30, 2018, Apricus amended and restated its sublease, commencing January 1, 2019, pursuant to which Apricus agreed to sublease the remainder of its San Diego location, which satisfied a closing condition related to the Merger. The amended and restated sublease has a term of one year and provides for aggregate payments due to the Company of approximately $0.4 million, which approximate fair value.

Litigation

As of March 31, 2019, there was no material litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10- K for the year ended December 31, 2018 as filed with the United States Securities and Exchange Commission ("SEC") on March 28, 2019. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

This report includes "forward-looking statements" within the meaning of Section 21E of the Exchange Act. Those statements include statements regarding the intent, belief or current expectations of Seelos Therapeutics, Inc. and Subsidiary ("we," "us," "our," the "Company" or "Seelos") and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

We have common law trademark rights in the unregistered marks "Seelos Therapeutics, Inc.," "Seelos," and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring International Center S.A. ("Ferring") in certain countries outside of the United States. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview

We are a clinical-stage biopharmaceutical company focused on developing novel technologies and therapeutics for the treatment of central nervous system, respiratory and other disorders.

We plan on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs following the completion of the merger are SLS-002 for the potential treatment of suicidality in post-traumatic stress disorder, and in major depressive disorder, SLS-005 for Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's disease. Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Merger with Apricus Biosciences, Inc.

On January 24, 2019, we completed the acquisition of Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos Therapeutics, Inc, a Delaware corporation ("Seelos"), with Seelos (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

All share information has been retroactively restated to reflect the issuance of stock to Seelos' pre-Merger stockholders by Apricus in the Merger.

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

Pre-Merger Financing

On October 16, 2018, we entered into a Securities Purchase Agreement by and among us, Apricus, and the investors listed on the Schedule of Buyers attached thereto (the "Buyers"), as amended (the "Pre-Merger SPA").  Pursuant to the Pre-Merger SPA, among other things, we issued to the Buyers (i) an aggregate of 1,829,406 shares of our Common Stock and (ii) two series warrants to purchase shares of Common Stock (the "Series A Warrants" and the "Series B Warrants" and together, the "Pre-Merger Warrants") for an aggregate purchase price of approximately $18.0 million, or $16.5 million net of financing fees. The Pre-Merger Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

We issued the Pre-Merger Warrants on January 31, 2019 and on February 14, 2019, we registered the resale of Common Stock underlying the Pre-Merger Warrants as required by the Registration Rights Agreement that we entered into on October 16, 2018 in connection with the Pre-Merger SPA.

The Series A Warrants were initially exercisable for 1,463,519 shares of Common Stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of Common Stock at an exercise price per share equal to $2.3005 on February 27, 2019 and which was further adjusted to 3,629,023 shares of Common Stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case, pursuant to the terms thereof. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series B Warrants were initially exercisable for no shares of Common Stock, which was adjusted to 7,951,090 shares of our common stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of Common Stock on March 7, 2019, in each case, pursuant to the terms thereof. The Series B Warrants have an exercise price of $0.001, were immediately exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date, and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

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

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction (the "R Product Candidate"), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan; and a product candidate which has completed a Phase 2a clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Liquidity, Capital Resources and Financial Condition

Liquidity

We had no revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019, we had $11.3 million in cash and an accumulated deficit of $40.3 million.

Through October 31, 2018, we obtained proceeds of $2.6 million from the issuance of convertible notes ("Notes"). These Notes accrued 8% interest and would have matured on April 30, 2019. The Notes were convertible into shares of common stock upon a preferred stock equity raise of greater than $1,000,000 at 80% or 90% of the lowest purchase price per share paid by another investor in a qualified financing.  The Notes were converted into 172,284 shares of Common Stock on January 24, 2019 pursuant to the closing of the Merger.

On October 16, 2018, we entered into the Pre-Merger SPA. Pursuant to the Pre-Merger SPA, among other things, we issued to the Buyers (i) an aggregate of 1,829,406 shares of Common Stock and (ii) the Pre-Merger Warrants for an aggregate purchase price of approximately $18.0 million. We issued the Pre-Merger Warrants on January 31, 2019 and on February 14, 2019, we registered the resale of Common Stock underlying the Pre-Merger Warrants as required by the Registration Rights Agreement that we entered into on October 16, 2018 in connection with the Pre-Merger SPA. The Series A Warrants were initially exercisable for 1,463,519 shares of Common Stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of Common Stock at an exercise price per share equal to $2.3005 on February 27, 2019 and which was further adjusted to 3,629,023 shares of Common Stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case, pursuant to the terms thereof. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series B Warrants were initially exercisable for no shares of Common Stock, which was adjusted to 7,951,090 shares of Common Stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of Common Stock on March 7, 2019, in each case, pursuant to the terms thereof. The Series B Warrants have an exercise price of $0.001, were immediately exercisable upon issuance and will expire on the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

During the three months ended March 31, 2019, we received approximately $2.7 million in proceeds from the exercise of approximately 13.2 million Series A Warrants and Series B Warrants.

In connection with the closing of the Merger, we raised $18.0 million in gross proceeds from this financing (net proceeds of $16.5 million, after payment of transaction expenses).

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital either in the form of equity or debt.  Without additional capital, our ability to continue to operate will be limited.  These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of May 6, 2019, we had approximately $95.2 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of March 31, 2019, our public float was approximately $68.3 million based on 15.2 million shares of our common stock outstanding at a price of $4.50 per share, which was the closing sale price of our common stock on January 31, 2019. As our public float was less than $75.0 million as of March 31, 2019, our usage of its S-3 shelf registration statement is limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

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
  potential litigation expenses;
  the emergence and effect of competing or complementary products or product candidates;
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
  the trading price of our common stock; and
  our ability to secure a development partner for CVR Product Candidate in order to overcome deficiencies raised in the 2018 CRL, if we believe it's commercially reasonable to do so;
  our ability to increase the number of authorized shares outstanding to facilitate future financing events.

We will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development, business activities, operations and business plan, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. No assurances can be given that we will be able to obtain additional financings.

Critical Accounting Estimates and Policies

The preparation of financial statements in accordance with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience, market and other conditions, and various other assumptions it believes to be reasonable. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, the estimation process is, by its nature, uncertain given that estimates depend on events over which we may not have control. If market and other conditions change from those that we anticipate, our unaudited condensed consolidated financial statements may be materially affected. In addition, if our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material effect in our unaudited condensed consolidated financial statements. We review our estimates, judgments, and assumptions used in our accounting practices periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, our actual results may differ from these estimates.

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes to such policies or estimates during the three months ended March 31, 2019.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended March 31, 2019 and 2018

Operating Expense

Operating expense was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018
Operating expense
Research and development	$9,020	$536
General and administrative	3,322	100
Total operating expense	$12,342	$636

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $8.5 million increase in R&D expense during the three months ended March 31, 2019, as compared to the prior period, resulted primarily from the $2.2 million in non-cash charge for common stock issued for previously in licensed intellectual property, $1.0 million for cash consideration for the acquisition of Trehaloseand $2.0 million accrued for cash payment due in Q1 2020. The increase was also due to manufacturing costs associated with SLS-002 of approximately $863,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased by $3.2 million during the three months ended March 31, 2019, as compared to the prior period. This increase was primarily due to $2.0 million for costs associated with the Merger for legal and administrative costs associated with the Merger which we do not expect to continue going forward. This increase was also due to costs associated with becoming a publicly traded company on January 24, 2019, including by not limited to, legal, insurance, investor relations, accounting and Nasdaq costs of approximately $1.3 million.

Other Income and Expense

Other income and expense were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018
Other income (expense)
Interest income	$25	$-
Interest expense	(16)	(19)
Loss on warrant issuance	(5,020)	-
Change in fair value of warrant liabilities	(18,050)	-
Other (expense) income, net	(109)	(6)
Total other (expense) income	$(23,170)	$(25)

Interest Income

Interest income was $25,000 and $0 for the three months ended March 31, 2019 and 2018, respectively. The increase is due to investing excess cash during the three months ended March 31, 2019.

Interest Expense

Interest expense was $16,000 and $19,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019.

Loss on warrant issuance

Loss on warrant issuance was $5.0 million and $0 for the three months ended March 31, 2019 and 2018, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $4.5 million at March 31, 2019. The change in fair value of warrant liabilities of $18.1 million is due to revaluation of the Series A and Series B Warrants during the three months ended March 31, 2019.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $0.1 million and $6 thousand during the three months ended March 31, 2019 and 2018, respectively.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in) operations
Net cash used in operating activities	$(7,940)	$(308)
Net cash provided by financing activities	19,190	65
Net increase (decrease) in cash	$11,250	$(243)

Operating Activities

Cash used in operating activities of $7.9 million in the three months ended March 31, 2019 was primarily due to the net loss of $35.5 million, which were partially offset by changes in the fair value of the warrant liabilities of $18.1 million, the loss on the warrant issuance of $5.0 million, $3.0 million for the acquisition of licenses for research and development and changes in operating assets and liabilities of $1.4 million.

Cash used in operating activities of $0.3 million during the three months ended March 31, 2018 was primarily due to a net loss of $0.7 million, net of adjustments to net loss for changes in accounts payable of $0.4 million.

Financing Activities

Cash provided by financing activities of $19.2 million in the three months ended March 31, 2019 was primarily due to the proceeds from the exercise of warrants and common stock.

Cash provided by financing activities of $65,000 during the three months ended March 31, 2018 was due to proceeds of $65,000 from the issuance of convertible notes during the first quarter of 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of March 31, 2019, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Upon completion of the Merger, all remaining Apricus employees were terminated and all internal controls over financial reporting were assumed by the new accounting staff of Seelos and therefore, there were significant changes in our internal control structure over financial reporting during the most recent fiscal quarter ended March 31, 2019.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We are not currently party to, and none of our property is currently the subject of, any material legal proceedings. We may be a party to certain litigation that is either judged to be not material or that arises in the ordinary course of business from time to time. We intend to vigorously defend our interests in these matters. We expect that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in litigation, no assurance can be given as to the outcome of these proceedings.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 28, 2019:

Risks Related to the Company

*We are a clinical-stage company, the company under new management has a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenues from collaboration and licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have never been profitable and have incurred an accumulated deficit of $40.3 million from our inception through March 31, 2019.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the "FDA") the European Medicines Agency (the "EMA") or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

Prior to the merger, we spent significant time, money and effort on the licensing and development of our core assets, SLS-002 and SLS-006 and its other earlier-stage assets, SLS-008, SLS-010 and SLS-012. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our new pipeline product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

*Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue or development programs.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As of March 31, 2019, we had a cash balance of approximately $11.3 million.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of March 31, 2019, our public float was approximately $68.3 million based on 15.2 million shares of our common stock outstanding at a price of $4.50 per share, which was the closing sale price of our common stock on January 31, 2019. As our public float was less than $75.0 million as of March 31, 2019, our usage of its S-3 shelf registration statement is limited. Although we still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Our product candidates may require a risk management program that could include patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post- marketing observational study, and ongoing safety and reporting mechanisms, among other requirements. Prescribing could be limited to physician specialists or physicians trained in the use of the drug, or could be limited to a more restricted patient population. Any risk management program required for approval of our product candidates could potentially have an adverse effect on our business, financial condition and results of operations.

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

*If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of May 6, 2019, we have 5 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Our license agreement with Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (the "License Agreement") is important to our business and we expect to enter into additional license agreements in the future. The License Agreement imposes, and we expect that future license agreements will impose, various milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses could materially and adversely affect our business, financial condition and results of operations.

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

*We may be required to pay milestones and royalties pursuant to certain commercial agreements, which could adversely affect the overall profitability for us of any products that we may seek to commercialize.

Under the terms of the License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition, we will be required to pay royalties to Vyera on net sales of SLS-002 pursuant to the Vyera Asset Purchase Agreement. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize.

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

*Our management owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of May 6, 2019, Dr. Mehra, our sole executive officer and a director, owns approximately 14.8% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

*Sales of a substantial number of shares of our common stock in the public market by our existing stockholders, future issuances of our common stock or rights to purchase our common stock, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Between February 27, 2019, the date of the closing of the Merger, and May 6, 2019, the holders of certain of our outstanding warrants to purchase shares of our common stock elected to exercise such warrants resulting in the issuance of approximately 13.8 million shares of our common stock, which increased the number of shares of our common stock outstanding substantially. As of May 6, 2019, these investors continued to hold warrants to purchase approximately 1.4 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

*The Financing Warrants contain price-based adjustment provisions which, if triggered, may cause substantial additional dilution to our stockholders.

On October 16, 2018, we entered into a Securities Purchase Agreement with the investors listed on the Schedule of Buyers attached thereto, as amended (the "Financing SPA"), pursuant to which, among other things, we agreed to issue warrants to purchase shares of our common stock (the "Financing Warrants").

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of May 6, 2019, the Financing Warrants were exercisable for approximately 1.4 million shares of our common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock. If the adjustment provisions in the Financing Warrants are triggered, a substantial number of additional shares of our common stock may become issuable upon exercise of the Financing Warrants, potentially increasing the impact of any subsequent exercise of the Financing Warrants and resale of the shares issuable pursuant thereto.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

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

10.1

Form of Second Amendment Agreement, dated as of January 4, 2019, by and among Seelos Therapeutics, Inc., the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.2

Form of Third Amendment Agreement, dated as of January 16, 2019, by and among Seelos Therapeutics, Inc., the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

10.3#

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2019).

10.4#

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

Seelos Therapeutics, Inc.

Date: May 21, 2019	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer