Form 10-Q
period 2019-06-30
SEELOS THERAPEUTICS, INC.
filed 2019-08-01
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or
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

As of July 25, 2019, 22,474,905 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

As previously disclosed, on January 24, 2019, Seelos Therapeutics, Inc. completed a business combination with Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), with Seelos (renamed as "Seelos Corporation") continuing as a wholly-owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

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

This quarterly report on Form 10-Q relates to the Company's quarter ended June 30, 2019 and is therefore the Company's second periodic report that includes results of operations for the combined company, including Seelos.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
	June 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash	$9,728	$42
Deferred offering costs	-	140
Prepaid expenses and other current assets	527	9
Total current assets	10,255	191
Other long term assets	24	-
Total assets	$10,279	$191

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,025	$2,220
Accrued expenses	3,210	84
Accrued interest	-	151
Convertible notes payable, at fair value	-	2,442
Warrant liabilities	1,105	-
Total liabilities	5,340	4,897

Commitments and contingencies (note 9)
Stockholders' equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $.001 par value, 120,000,000 shares authorized,
21,277,229 and 3,081,546 issued and outstanding as of
June 30, 2019 and December 31, 2018, respectively	21	3
Additional paid-in-capital	47,099	97
Accumulated deficit	(42,181)	(4,806)
Total stockholders' equity (deficit)	4,939	(4,706)
Total liabilities and stockholders' equity (deficit)	$10,279	$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expense
Research and development	$1,704	$150	$10,724	$250
General and administrative	1,690	271	5,012	807
Total operating expense	3,394	421	15,736	1,057
Loss from operations	(3,394)	(421)	(15,736)	(1,057)
Other income (expense)
Interest income	39	-	64	-
Interest expense	(11)	(27)	(27)	(46)
Loss on warrant issuance	-	-	(5,020)	-
Change in fair value of warrant liabilities	1,503	-	(16,547)	-
Change in fair value of convertible notes payable	-	(49)	(109)	(55)
Total other income (expense)	1,531	(76)	(21,639)	(101)
Net loss	(1,863)	(497)	(37,375)	(1,158)

Net loss per share basic and diluted	$(0.09)	$(0.16)	$(2.50)	$(0.38)

Weighted-average common shares outstanding basic and diluted	20,944,617	3,081,546	14,971,064	3,081,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,375)	$(1,158)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	182	31
Research and development expensed - license acquired	3,000	-
Change in fair value of convertible notes payable	109	55
Change in fair value of warrant liability	16,547	-
Loss on warrant issuance	5,020	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(518)	-
Other assets	(24)	-
Accounts payable	(1,195)	505
Accrued expenses	2,825	(119)
Accrued interest	12	46
Deferred offering costs	140	-
Net cash used in operating activities	(11,277)	(640)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	16,520	565
Proceeds from exercise of warrants	4,443	-
Net cash provided by financing activities	20,963	565
Net increase (decrease) in cash	9,686	(75)
Cash, beginning of period	42	258
Cash, end of period	$9,728	$183

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for conversion of debt	$2,551	$-
Issuance of common stock for conversion of accrued interest	$164	$-
Effect of reverse merger	$299	$-
Reclass of warrant liabilities related to Series A warrants exercised for cash	$5,504	$-
Reclass of Series B warrants from warrant liability to stockholders' equity	$31,473	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended June 30, 2019 and 2018
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2019	20,213,762	$20	$43,335	$(40,318)	$3,037
Stock-based compensation expense	-	-	144	-	144
Warrants exercised for cash	1,063,467	1	1,772	-	1,773
Reclass of warrant liabilities related to Series A warrants exercised for cash	-	-	1,848	-	1,848
Net loss	-	-	-	(1,863)	(1,863)
Balance as of June 30, 2019	21,277,229	$21	$47,099	$(42,181)	$4,939

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Deficit
Balance as of March 31, 2018	3,081,546	$3	$72	$(1,993)	$(1,918)
Stock-based compensation expense	-	-	23	-	23
Net loss	-	-	-	(497)	(497)
Balance as of June 30, 2018	3,081,546	$3	$95	$(2,490)	$(2,392)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2019 and 2018
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	182	-	182
Issuance of common stock and warrants in a private offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Warrants exercised for cash	14,253,992	14	4,429	-	4,443
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A warrants exercised for cash	-	-	5,504	-	5,504
Reclass of Series B warrants from warrant liability to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and accrued interest	172,284	-	2,715	-	2,715
Net loss	-	-	-	(37,375)	(37,375)
Balance as of June 30, 2019	21,277,229	$21	$47,099	$(42,181)	$4,939

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Deficit
Balance as of December 31, 2017	3,081,546	$3	$64	$(1,332)	$(1,265)
Stock-based compensation expense	-	-	31	-	31
Net loss	-	-	-	(1,158)	(1,158)
Balance as of June 30, 2018	3,081,546	$3	$95	$(2,490)	$(2,392)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the "Company") plan on developing its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. The Company's lead programs are SLS-002 for the potential treatment of suicidality in post-traumatic stress disorder, and in major depressive disorder, SLS-005 for Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's Disease ("PD"). Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004 and SLS-007 for the potential treatment of PD, SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

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

The Merger was accounted for as a reverse recapitalization under United States generally accepted accounting principles ("U.S. GAAP") because the primary assets of Apricus were nominal following the close of the Merger. Seelos was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Seelos' stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Seelos common stock owned the majority of Apricus immediately following the effective time of the Merger, (ii) Seelos holds the majority (four of five) of board seats of the combined company and (iii) Seelos' management holds all key positions in the management of the combined company. Accordingly, the historical financial statements of Seelos Therapeutics, Inc. became the Company's historical financial statements, including the comparative prior periods. All references in the unaudited condensed consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the exchange rate.

Liquidity

The Company had no revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, the Company had $9.7 million in cash and an accumulated deficit of $42.2 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 6), sale of common stock (see Note 3) and warrants (see Note 7).

On June 17, 2019, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray (the "Offering") up to $50,000,000 in shares of its common stock (the "Shares"). Any Shares offered and sold in the Offering will be issued pursuant to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC") on November 2, 2017, as amended. (See Note 3.) The Company has an effective shelf registration statement on Form S-3 filed with the SEC under which it may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2019, the Company had approximately $95.2 million available under its Form S-3 shelf registration statement. Under current SEC regulations, in the event the aggregate market value of the Company's common stock held by non-affiliates ("public float"), is less than $75.0 million, the amount it can raise through primary public offerings of securities, including sales under the Equity Distribution Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float. SEC regulations permit the Company to use the highest closing sales price of the Company's common stock (or the average of the last bid and last ask prices of the Company's common stock) on any day within 60 days of sales under the shelf registration statement. As of June 30, 2019, the Company's public float was approximately $49.1 million based on 16.3 million shares of the Company's common stock outstanding at a price of $3.02 per share, which was the closing sale price of the Company's common stock on May 6, 2019. As the Company's public float was less than $75.0 million as of June 30, 2019, the Company's usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

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
  the extent and amount of any indemnification claims, including any made by Ferring under the Ferring Asset Purchase Agreement;
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
  the trading price of its common stock;
  its ability to secure a development partner for the CVR Product Candidate (as defined below) in order to overcome deficiencies raised in the 2018 complete response letter issued by the U.S. Food and Drug Administration (the "FDA") related to the CVR Product Candidate; and
  its ability to increase the number of authorized shares outstanding to facilitate future financing events.

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, including pursuant to the Equity Distribution Agreement with Piper Jaffray, and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company's business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders.

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

Fair Value Measurements

The Company follows the accounting guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the six months ended June 30, 2019 (in thousands):

	Fair Value Measurements
	as of June 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$9,728	$-	$-	$9,728
Liabilities
Warrant liabilities	$-	$-	$1,105	$1,105

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

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2019	2018
Outstanding stock options	411	31
Outstanding warrants	1,425	-
Convertible notes	-	169
	1,836	200

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019 and the adoption of the standard did not have a material effect on its unaudited condensed consolidated financial statements and related disclosures.

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

3. Common Stock Offerings

Equity Distribution Agreement

On June 17, 2019, the Company entered into the Equity Distribution Agreement with Piper Jaffray, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray up to $50,000,000 in Shares. Any Shares offered and sold in the Offering will be issued pursuant to the Registration Statement, the prospectus supplement relating to the Offering filed with the SEC on June 17, 2019 and any applicable additional prospectus supplements related to the Offering that form a part of the Registration Statement. The number of Shares eligible for sale under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company's instructions. Under the Equity Distribution Agreement, Piper Jaffray may sell the Shares by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Capital Market or on any other existing trading market for the Shares. Subject to the Company's prior written consent, Piper Jaffray may also sell Shares by any other method permitted by law, including but not limited to in privately negotiated transactions. The Company has no obligation to sell any of the Shares, and may at any time suspend offers under the Equity Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of all of the Shares, or (ii) the termination of the Equity Distribution Agreement according to its terms by either the Company or Piper Jaffray. The Company and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares under the Equity Distribution Agreement. The Company will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2019, the Company sold no shares pursuant to the Equity Distribution Agreement.

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

Pursuant to the Purchase Agreement, Seelos Corporation issued and sold to the Investors an aggregate of 2,374,672 shares of Seelos Corporation's common stock as converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), and additional warrants initially representing the right the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance. (See Note 7.) The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

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

At June 30, 2019, 1.0 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the six months ended June 30, 2019.

4. Purchase of Assets

Acquisition of License from Ligand Pharmaceuticals Incorporated

On September 21, 2016, the Company entered into a License Agreement (the "License Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"), Neurogen Corporation and CyDex Pharmaceuticals, Inc. (collectively, the "Licensors"), pursuant to which, among other things, the Licensors granted to the Company an exclusive, perpetual, irrevocable, worldwide, royalty-bearing, nontransferable right and license under (i) patents related to a product known as Aplindore, which is now known as SLS-006, acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), which is now known as SLS-012, an H3 receptor antagonist, which is now known as SLS-010, and either or both of the Licensors' two proprietary CRTh2 antagonists, which are now known collectively as SLS-008 (collectively, the "Licensed Products"), and (ii) copyrights, trade secrets, moral rights and all other intellectual and proprietary rights related thereto. The Company is obligated to use commercially reasonable efforts to (a) develop the Licensed Products, (b) obtain regulatory approval for the Licensed Products in the United States, the European Union (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the European Union, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the European Union, Japan or the People's Republic of China (each a "Major Market"), and (c) commercialize the Licensed Products in each country where regulatory approval is obtained. The Company has the exclusive right and sole responsibility and decision-making authority to research and develop any Licensed Products and to conduct all clinical trials and non-clinical studies the Company believes appropriate to obtain regulatory approvals for commercialization of the Licensed Products. The Company also has the exclusive right and sole responsibility and decision-making authority to commercialize any of the Licensed Products.

As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Ligand a nominal option fee. As further consideration for the grant of the rights and licenses to the Company under the License Agreement, the Company was obligated pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by the Company of debt and/or equity securities for gross proceeds to the Company of at least $7.5 million. In connection with the closing of the Merger, the Company issued 392,307 shares of common stock to settle this obligation. As further consideration for the grant of the rights and licenses to the Company by Ligand under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to the company in the event of the Company's initial public offering or a financing transaction consummated in connection with a transaction as a result of which the Company's business becomes owned or controlled by an existing issuer with a class of securities registered under the Securities Exchange Act of 1934, as amended, and immediately after such transaction, the security holders of the Company as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to the Company in the event the Company is acquired. In connection with the closing of the Merger, the Company issued 408,946 shares of common stock to settle this obligation. The Company recognized research and development expense totaling approximately $2.2 million during the six months ended June 30, 2019 for the common stock issued in connection with the Merger.

As further consideration for the grant of the rights and licenses to under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products, other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $750,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $3.0 million upon FDA approval of an application for a particular Licensed Product, (iii) $1.125 million upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $1.125 million upon regulatory approval in a second Major Market for a particular Licensed Product.

As further consideration for the grant of the rights and licenses to under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $100,000 upon submission of an application with the FDA or equivalent foreign body for such a particular Licensed Product, (ii) $350,000 upon FDA approval of an application for such a particular Licensed Product, (iii) $125,000 upon regulatory approval in a Major Market for such a particular Licensed Product, and (iv) $125,000 upon regulatory approval in a second Major Market for such a particular Licensed Product.

As further consideration for the grant of the rights and licenses under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable commercial milestone payments in connection with the Licensed Products, consisting of (i) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (ii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (iii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), (iv) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists, (v) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (vi) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (vii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), and (viii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists.

The Company will also pay to Ligand middle single-digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent and a tiered incremental royalty in the upper single digit to lower double digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent. Additionally, the Company will pay to Ligand low single digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent and a tiered incremental royalty in the lower single digit to middle single digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2019.

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

On March 6, 2018, the Company entered into an Asset Purchase Agreement with Vyera, as amended by an amendment thereto entered into on May 18, 2018 (the "First Vyera Amendment") and an amendment thereto entered into on December 31, 2018 (the "Second Vyera Amendment" such agreement, as amended by the First Vyera Amendment and the Second Vyera Amendment, the "Vyera Asset Purchase Agreement"). Pursuant to the Vyera Asset Purchase Agreement, the Company agreed to acquire the assets (the "Vyera Assets") and liabilities (the "Vyera Assumed Liabilities"), of Vyera related to a product candidate known as TUR-002 (intranasal ketamine), which is now known as SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. The Company agreed that if it receives regulatory approval to commence a Phase 3 clinical trial for SLS-002 and no third party has alleged any claim of conflict, infringement, invalidity or other violation of any rights of others with regard to the Vyera Assets, then the Company must commence a Phase 3 clinical trial for SLS-002 by the date that is 18 months from the closing of the transactions contemplated by the Vyera Asset Purchase Agreement (the "Vyera Closing"), and if the Company fails to do so, the Vyera Asset Purchase Agreement will terminate immediately and become null and void and all of the Vyera Assets and the Vyera Assumed Liabilities will automatically be returned to Vyera.

In the event that, prior to the fourth anniversary of the Vyera Closing, the Company sells, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company must pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale.

As consideration for the Vyera Assets, upon execution of the First Vyera Amendment, the Company paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, upon public announcement of the entry by the Company and the Company into the Merger Agreement, the Company paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, the Company issued to Vyera 191,529 shares of common stock and paid Vyera a non-refundable cash payment of $1,000,000. As further consideration for the Vyera Assets, the Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $3.5 million upon dosing of the first patient in a Phase 3 clinical trial for SLS-002, (ii) $10.0 million upon approval by the FDA of an NDA, with respect to SLS-002, (iii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iv) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (v) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (vi) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vii) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (viii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002 and (ix) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera royalty percentage in the mid-teens on aggregate annual net sales of SLS-002.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2019.

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, the Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). At the closing of the Bioblast Asset Purchase (the "Bioblast Closing"), the Company paid to Bioblast $1.5 million in cash, and the Company agreed to pay to Bioblast an additional $2.0 million in cash by the one-year anniversary of the Bioblast Closing. Accordingly, the Company recognized $3.5 million charge to research and development expense during the six months ended June 30, 2019. Under the terms of the Bioblast Asset Purchase Agreement, the Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company's or the Company's affiliate's first Phase 2(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million in cash; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million in cash. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, planned to begin an open label, Phase 2(b) clinical trial in up to 20 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. The Company will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle the Company access to all clinical data from this trial. On July 15, 2019, TSF and the Company amended the agreement whereby the Company agreed to assume responsibility for the Phase 2(b)/3 clinical trial and TSF agreed to provide a grant up to $1.5 million towards the funding of the trial.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2019.

Acquisition of License from The Regents of the University of California

On March 7, 2019, the Company entered into an exclusive license agreement (the "UC Regents License Agreement") with The Regents of the University of California ("The UC Regents") pursuant to which the Company was granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the central nervous system ("CNS"). This new program will be known as SLS-007. Upon entry into the UC Regents License Agreement, the Company paid to The UC Regents $0.1 million in cash. Accordingly, the Company recognized a $0.1 million charge to research and development expense during the six months ended June 30, 2019. Under the terms of the UC Regents License Agreement, the Company agreed to pay additional consideration to The UC Regents upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of the Company's or the Company's affiliate's dosing of the first patient in a Phase 1 clinical trial, the Company will pay to The UC Regents $50,000 in cash; (ii) within 90 days following dosing of the first patient in a Phase 2 clinical trial, the Company will pay to The UC Regents $0.1 million in cash; (iii) within 90 days following dosing of the first patient in a Phase 3 clinical trial, the Company will pay to The UC Regents $0.3 million in cash; (iv) within 90 days following the first commercial sales in the U.S., the Company will pay to The UC Regents $1.0 million in cash; (v) within 90 days following the first commercial sales in any European market, the Company will pay to The UC Regents $1.0.million in cash; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, the Company will pay to The UC Regents $2.5 million in cash. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce the Company's license to a nonexclusive license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2019.

Acquisition of License from Duke University

On June 27, 2019, the Company entered into an exclusive license agreement (the "Duke License Agreement") with Duke University pursuant to which the Company was granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes alpha-synuclein expression. The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This new program will be known as SLS-004. Upon the entry into the Duke License Agreement, the Company paid to Duke University $0.1 million in cash. Accordingly, the Company recognized $0.1 million charge to research and development expense during the three and six months ended June 30, 2019. Under the terms of the Duke License Agreement, the Company agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, the Company will pay to Duke University $0.1 million in cash; (ii) within 30 days following dosing of the first patient in a Phase 1 clinical trial, the Company will pay to Duke University $0.2 million in cash; (iii) within 30 days following dosing of the first patient in a Phase 2 clinical trial, the Company will pay to Duke University $0.5 million in cash; (iv) within 30 days following dosing of the first patient in a Phase 3 clinical trial, the Company will pay to Duke University $1.0 million in cash; and (v) within 30 days following an NDA approval, the Company will pay to Duke University $2.0 million in cash. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2019.

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

In connection with the Merger, Seelos entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one CVR for each share of Apricus common stock held of record immediately prior to the closing of the merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. After the completion of the merger, Seelos will be entitled to retain the first $500,000 and 10% of any Contingent Payments. Seelos assigned no value to the CVR Product Candidate intangible asset as of June 30, 2019 or the CVR in the acquisition accounting.

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

The Notes are carried at fair value. The Company recognized an adjustment relating to changes in the Notes fair value of $0 and $49 thousand during the three months ended June 30, 2019 and 2018, respectively, and $109 thousand and $55 thousand during the six months ended June 30, 2019 and 2018, respectively,

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,295 shares of common stock at a price of $9.70 or $10.91 per share.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of June 30, 2019 or December 31, 2018.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of June 30, 2019 and had authorized 60,000,000 shares of common stock as of December 31, 2018. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

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

During the three and six months ended June 30, 2019, 1.1 million and 2.6 million, respectively, Series A Warrants were exercised for approximately $1.8 million and $4.4 million, respectively. As of June 30, 2019, 1.0 million Series A Warrants remain outstanding at an exercise price of $1.6736 per share.

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

During the six months ended June 30, 2019, 11.6 million Series B Warrants were exercised for approximately $11,614. As of June 30, 2019, no Series B Warrants remain outstanding and the Series B Warrants are therefore no longer subject to any further changes in warrants or exercise price.

A summary of warrant activity during the six months ended June 30, 2019 is as follows (in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2018	-	$-	-
Assumed in merger	436	$20.59	4.0
Issued	15,244	$0.40	4.7
Exercised	(14,255)	$0.31
Cancelled	-	$-
Outstanding as of June 30, 2019	1,425	$7.47	4.7
Exercisable as of June 30, 2019	1,425	$7.47	4.7

The Series A and Series B warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are un-exercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has a 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of June 30, 2019, an aggregate of 373,798 shares of common stock were authorized under the Apricus 2012 Plan, of which no shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

Stock options

During the six months ended June 30, 2019, the Company granted 243,750 incentive stock options to employees with a weighted average exercise price per share of $2.20 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the six months ended June 30, 2019, the Company also granted 136,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $2.33 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. 72,000 of the stock options granted to non-employee directors vest 1/3rd on the first anniversary of the grant and monthly thereafter over the next two years. 64,000 of the stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the six months ended June 30, 2019, no stock options were exercised or forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
Risk-free interest rate	2.4%-2.6%
Volatility	109%-113%
Dividend yield	-%
Expected term	5.04-6.97
Weighted average fair value	$1.89

A summary of stock option activity during the six months ended June 30, 2019 is as follows (in thousands):

		Weighted	Weighted-	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2018	31	$0.65	7.7	$84
Granted	380	2.25	9.9	422
Exercised	-	-
Cancelled	-	-	-	-
Outstanding as of June 30, 2019	411	$2.13	9.3	$47
Vested and expected to vest as of June 30, 2019	43	$1.12	7.9	$47
Exercisable as of June 30, 2019	43	$1.12	7.9	$47

The Company recorded $144,000 and $182,000 in stock-based compensation expense for the three and six months ended June 30, 2019, respectively and $23,000 and $31,000 in stock-based compensation expense for the three and six months ended June 30, 2018, respectively.

9. Related Party Transactions

The Company had the following related party transaction for the six months ended June 30, 2019:

IRRAS AB

IRRAS AB ("IRRAS") is a commercial stage medical technology company of which a former director of the Company is also the President, Chief Executive Officer and director. In January 2018, the Company and IRRAS entered into a Sublease, pursuant to which the Company subleased to IRRAS excess capacity in its corporate headquarters. The sublease had a term of two years. On October 30, 2018, the Company and IRRAS entered into an amended and restated sublease, commencing January 1, 2019, pursuant to which the Company agreed to sublease to IRRAS the remainder of its San Diego, California location (the "IRRAS Restated Sublease"), which satisfied a closing condition related to the Merger. The IRRAS Restated Sublease has a term of one year and provides for aggregate payments due to the Company of approximately $0.4 million, which approximates fair value.

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

Litigation

As of June 30, 2019, there was no material litigation against the Company.

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

We plan on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs following the completion of the merger are SLS-002 for the potential treatment of suicidality in post-traumatic stress disorder, and in major depressive disorder, SLS-005 for Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's Disease ("PD"). Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University and SLS-007, licensed from The Regents of the University of California for the potential treatment of PD, SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Merger with Apricus Biosciences, Inc.

On January 24, 2019, we completed the acquisition of Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), with Seelos (renamed as "Seelos Corporation") continuing as a wholly-owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

All share information has been retroactively restated to reflect the issuance of stock to Seelos' pre-Merger stockholders by Apricus in the Merger.

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

  Advancing SLS-002 in suicidality in PTSD and in major depressive disorder;
  Advancing SLS-004 in PD;
  Advancing SLS-005 in Sanfilippo syndrome;
  Advancing SLS-007 in PD as a monotherapy
  Filing an IND for SLS-008 in pediatric esophagitis and another undisclosed indication;
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

We issued the Pre-Merger Warrants on January 31, 2019 and on February 14, 2019, we registered the resale of the shares of common stock underlying the Pre-Merger Warrants as required by the Registration Rights Agreement that we entered into on October 16, 2018 in connection with the Pre-Merger SPA.

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

At June 30, 2019, 1.0 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the six months ended June 30, 2019.

Bioblast Asset Purchase

On February 15, 2019, we entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast Pharma Ltd. ("Bioblast"). Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, planned to begin an open label, Phase 2(b) clinical trial in up to 20 patients with Sanfilippo syndrome. We will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle us access to all clinical data from this trial. On July 15, 2019, we and TSF amended the agreement whereby we agreed to assume responsibility for the Phase 2(b)/3 clinical trial and TSF will provide a grant towards the funding of the trial.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction (the "CVR Product Candidate"), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan; and a product candidate which has completed a Phase 2a clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Liquidity, Capital Resources and Financial Condition

Liquidity

We had no revenues, incurred operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2019, we had $9.7 million in cash and an accumulated deficit of $42.2 million.

On June 17, 2019, we entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which we may offer and sell, from time to time, through Piper Jaffray (the "Offering") up to $50,000,000 in shares of our Common Stock (the "Shares"). Any Shares offered and sold in the Offering will be issued pursuant to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC") on November 2, 2017, as amended. Under the Equity Distribution Agreement, Piper Jaffray may sell the Shares by any method permitted by law deemed to be an "at the market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Capital Market or on any other existing trading market for the Shares. Subject to our prior written consent, Piper Jaffray may also sell Shares by any other method permitted by law, including but not limited to in privately negotiated transactions. We have no obligation to sell any of the Shares, and may at any time suspend offers under the Equity Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of all of the Shares, or (ii) the termination of the Equity Distribution Agreement according to its terms by either us or Piper Jaffray. We and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of Shares under the Equity Distribution Agreement. We will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2019, we sold no shares pursuant to the Equity Distribution Agreement. Through July 25, 2019, we sold 1.2 million shares for gross proceeds of approximately $2.7 million.

Through October 31, 2018, we obtained proceeds of $2.3 million from the issuance of convertible notes ("Notes"). These Notes accrued 8% interest and would have matured on April 30, 2019. The Notes were convertible into shares of common stock upon a preferred stock equity raise of greater than $1,000,000 at 80% or 90% of the lowest purchase price per share paid by another investor in a qualified financing.  The Notes were converted into 172,284 shares of common stock on January 24, 2019 pursuant to the closing of the Merger.

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

During the six months ended June 30, 2019, we received approximately $4.4 million in proceeds from the exercise of approximately 14.3 million Series A Warrants and Series B Warrants.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2019, we had approximately $95.2 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Equity Distribution Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of June 30, 2019, our public float was approximately $49.1 million based on 16.3 million shares of our common stock outstanding at a price of $3.02 per share, which was the closing sale price of our common stock on May 6, 2019. As our public float was less than $75.0 million as of June 30, 2019, our usage of our S-3 shelf registration statement is limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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
  the extent and amount of any indemnification claims, including any made by Ferring under the Ferring Asset Purchase Agreement;
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
  the trading price of our common stock;
  our ability to secure a development partner for the product candidate in the United States for the treatment of erectile dysfunction (the "CVR Product Candidate") in order to overcome deficiencies raised in the 2018 complete response letter issued by the U.S. Food and Drug Administration (the "FDA") related to the CVR Product Candidate; and
  our ability to increase the number of authorized shares outstanding to facilitate future financing events.

We will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity, including pursuant to the Equity Distribution Agreement with Piper Jaffray, and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development, business activities, operations and business plan, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. No assurances can be given that we will be able to obtain additional financings.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes to such policies or estimates during the six months ended June 30, 2019.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2019 and 2018

Operating Expense

Operating expense was as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Operating expense
Research and development	$1,704	$150
General and administrative	1,690	271
Total operating expense	$3,394	$421

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $1.6 million increase in R&D expense during the three months ended June 30, 2019, as compared to the same period in 2018, resulted primarily from manufacturing costs associated with SLS-002 of approximately $733,000, employee related costs of approximately $350,000, and the acquisition of SLS-004 for the potential treatment of PD from Duke University for approximately $130,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased by $1.4 million during the three months ended June 30, 2019, as compared to the same period in 2018. This increase was primarily due to costs associated with becoming a publicly traded company on January 24, 2019, including by not limited to, legal, insurance, investor relations, accounting and Nasdaq costs of approximately $1.2 million. The increase was also related to employee related costs of approximately $231,000.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Other income (expense)
Interest income	$39	$-
Interest expense	(11)	(27)
Change in fair value of warrant liabilities	1,503	-
Change in fair value of convertible notes payable	-	(49)
Total other income (expense)	$1,531	$(76)

Interest Income

Interest income was $39,000 and $0 for the three months ended June 30, 2019 and 2018, respectively. The increase is due to investing excess cash during the three months ended June 30, 2019.

Interest Expense

Interest expense was $11,000 and $27,000 for the three months ended June 30, 2019 and 2018, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019. This decrease was partially offset by increased interest expense for financing director and officer liability insurance during 2019.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $1.1 million at June 30, 2019. The change in fair value of warrant liabilities of $1.5 million is due to revaluation of the Series A and Series B Warrants during the three months ended June 30, 2019.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $0 and $49,000 during the three months ended June 30, 2019 and 2018, respectively.

Comparison of the Six Months Ended June 30, 2019 and 2018

Operating Expense

Operating expense was as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Operating expense
Research and development	$10,724	$250
General and administrative	5,012	807
Total operating expense	$15,736	$1,057

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $10.5 million increase in R&D expense during the six months ended June 30, 2019, as compared to the same period in 2018, resulted primarily from the $2.2 million in non-cash charge for common stock issued for in licensed intellectual property, $1.5 million for cash consideration for the acquisition of Trehalose and $2.0 million accrued for cash payment due in the first quarter of 2020. The increase was also due to manufacturing costs associated with SLS-002 of approximately $1.5 million and approximately $730,000 in employee related costs for personnel that were hired during the year.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased by $4.2 million during the six months ended June 30, 2019, as compared to the same period in 2018. This increase was primarily due to $2.0 million for costs associated with the Merger for legal and administrative costs which we do not expect to continue going forward. This increase was also due to costs associated with becoming a publicly traded company on January 24, 2019, including by not limited to, legal, insurance, investor relations, accounting and Nasdaq listing fee costs of approximately $1.8 million and approximately $400,000 in employee related costs for personnel that were hired during the year.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Other income (expense)
Interest income	$64	$-
Interest expense	(27)	(46)
Loss on warrant issuance	(5,020)	-
Change in fair value of warrant liabilities	(16,547)	-
Change in fair value of convertible notes payable	(109)	(55)
Total other (expense) income	$(21,639)	$(101)

Interest Income

Interest income was $64,000 and $0 for the six months ended June 30, 2019 and 2018, respectively. The increase is due to investing excess cash during the six months ended June 30, 2019.

Interest Expense

Interest expense was $27,000 and $46,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019, offset partially by interest expense for the financing of our director and officer liability insurance policies during 2019.

Loss on warrant issuance

Loss on warrant issuance was $5.0 million and $0 for the six months ended June 30, 2019 and 2018, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $1.1 million at June 30, 2019. The change in fair value of warrant liabilities of $16.5 million is due to revaluation of the Series A and Series B Warrants during the six months ended June 30, 2019.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $109,000 and $55,000 during the six months ended June 30, 2019 and 2018, respectively.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in) operations
Net cash used in operating activities	$(11,277)	$(640)
Net cash provided by financing activities	20,963	565
Net increase (decrease) in cash	$9,686	$(75)

Operating Activities

Cash used in operating activities of $11.3 million in the six months ended June 30, 2019 was primarily due to the net loss of $37.4 million, which were partially offset by changes in the fair value of the warrant liabilities of $16.5 million, the loss on warrant issuance of $5.0 million, $3.0 million for the acquisition of licenses for research and development and changes in operating assets and liabilities of $1.3 million.

Cash used in operating activities of $0.6 million during the six months ended June 30, 2018 was primarily due to a net loss of $1.2 million, net of adjustments to net loss for changes in accounts payable and accrued expenses of $0.4 million.

Financing Activities

Cash provided by financing activities of $21.0 million in the six months ended June 30, 2019 was primarily due to the proceeds from the exercise of warrants and common stock.

Cash provided by financing activities of $0.6 million during the six months ended June 30, 2018 was due to proceeds of $565,000 from the issuance of convertible notes during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2019 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of June 30, 2019, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Upon completion of the Merger, all remaining Apricus employees were terminated and all internal controls over financial reporting were assumed by the new accounting staff of Seelos and therefore, there were significant changes in our internal control structure over financial reporting during the three and six months ended June 30, 2019.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenues from collaboration and licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have never been profitable and have incurred an accumulated deficit of $42.2 million from our inception through June 30, 2019.

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

*If development of our product candidates does not produce favorable results, we and our collaborators, if any, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core assets, SLS-002, SLS-005 and SLS-006 and our earlier-stage assets, SLS-004, SLS-007, SLS-008, SLS-010 and SLS-012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

As of June 30, 2019, we had a cash balance of approximately $9.7 million.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co., in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of June 30, 2019, our public float was approximately $49.1 million based on 16.3 million shares of our common stock outstanding at a price of $3.02 per share, which was the closing sale price of our common stock on May 6, 2019. As our public float was less than $75.0 million as of June 30, 2019, our usage of our S-3 shelf registration statement is limited. Although we still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

*As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, Form S-3 enables eligible issuers to conduct primary offerings "off the shelf" under Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

The significant changes to the results of operations and presentation of financial statements required to account for the merger in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and the significant turnover in key personnel in connection with the merger combined to cause a delay in the completion of our financial statements as of, and for the period ended, March 31, 2019. In particular, because the warrants issued in the merger were subsequently amended on multiple occasions in the first quarter, and a number of warrants were exercised during the quarter, we were required to remeasure the value of the warrants at multiple points during the quarter. This, in turn, resulted in a non-cash modification of the fair value of the warrants during the quarter. Accordingly, we were unable to complete the compilation, analysis and review of information required to be included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 until May 21, 2019, one day after the deadline for such filing.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statements on Form S-3 upon the earlier to occur of the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2019 or the occurrence of a fundamental change which would require a post-effective amendment to any such registration statements pursuant to Item 512 of Regulation S-K and Section 10(a)(3) of the Securities Act. As a consequence, we might not be permitted to sell all of the amount of common stock we could otherwise sell prior to such time, subject to the limits of General Instruction I.B.6 of Form S-3, under the Equity Distribution Agreement, which could adversely affect our ability to run our operations and progress our product development programs. We will not be permitted to conduct an "at the market offering" pursuant to the Equity Distribution Agreement absent an effective primary registration statement on Form S-3.

Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the rules of The Nasdaq Stock Market LLC, or seek other sources of capital.

Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is June 1, 2020.

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

The pharmaceutical market for the treatment of major depressive disorder includes selective serotonin reuptake inhibitors ("SSRIs") serotonin and norepinephrine reuptake inhibitors ("SNRIs"), and atypical antipsychotics; a number of these marketed antidepressants will be generic, and would be key competitors to SLS-002. These products include Forest Laboratory's Lexapro/Cipralex (escitalopram) and Viibryd (vilazodone), Pfizer, Inc.'s Zoloft (sertraline) Effexor (venlafaxine), and Pristiq (desvenlafaxine), GlaxoSmithKline plc's Paxil/Seroxat (paroxetine), Eli Lilly and Company's Prozac (fluoxetine) and Cymbalta (duloxetine), AstraZeneca plc's Seroquel (quetiapine), and Bristol-Myers Squibb Company's Abilify (aripiprazole), among others. Patients with treatment-resistant depression often require treatment with several antidepressants, such as an SSRI or SNRI, combined with an "adjunct" therapy such as an antipsychotic or mood stabilizer. These antipsychotic compounds, such as AstraZeneca plc's Seroquel (quetiapine) and Bristol-Myers Squibb Company's Abilify (aripiprazole), and mood stabilizers, such as Janssen Pharmaceutica's Topamax (topiramate). In addition, Janssen's intranasal esketamine has recently shown a successful Phase 3 clinical trial in treatment-resistant depression and along with Allergan's rapastinel (formerly Naurex), both of which target the NMDA receptor and are expected to have a faster onset of therapeutic effect as compared to currently available therapies. Current treatments for Parkinson's Disease ("PD") are intended to improve the symptoms of patients. The cornerstone of PD therapy is levodopa, as it is the most effective therapy for reducing symptoms of PD. There are other drug therapies in development that will target the disease, such as gene and stem cell therapy and A2A receptor agonists. Currently, the majority of products in development for PD are still in the pre-clinical stage.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "PPACA"), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers' rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of "average manufacturer price," ("AMP"), which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the "donut hole." Legislative and regulatory proposals have been introduced at both the state and federal level to expand post- approval requirements and restrict sales and promotional activities for pharmaceutical products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of July __, 2019, we have 6 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

*We are exposed to product liability, non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.

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

Because several of our programs require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. We face competition with regard to acquiring and in-licensing third-party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in- license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

*If we fail to comply with our obligations in the agreements under which we in-license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

Our license agreement with Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (the "Ligand License Agreement"), our license agreement with the Regents of the University of California (the "UC Regents License Agreement") and our license agreement with Duke University (the "Duke License Agreement", together with the Ligand License Agreement and the UC Regents License Agreement, the "License Agreements") are important to our business and we expect to enter into additional license agreements in the future. The License Agreements impose, and we expect that future license agreements will impose, various milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses could materially and adversely affect our business, financial condition and results of operations.

Pursuant to the terms of the Ligand License Agreement, the licensors each have the right to terminate the License Agreement with respect to the programs licensed by such licensor under certain circumstances, including, but not limited to: (i) if we do not pay an amount that is not disputed in good faith, (ii) if we willfully breaches the License Agreement in a manner for which legal remedies would not be expected to make such licensor whole, or (iii) if we file or have filed against us a petition in bankruptcy or make an assignment for the benefit of creditors. In the event the License Agreement is terminated by a licensor, all licenses granted to us by such licensor will terminate immediately. Further, pursuant to the terms of the UC Regents License Agreement, the licensor has the right to terminate the UC Regents License Agreement or reduce our license to a nonexclusive license if we fail to achieve certain milestones within a specified timeframe. Similarly, pursuant to the terms of the Duke License Agreement, the licensor has the right to terminate the Duke License Agreement if we fail to achieve certain milestones within a specified timeframe.

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

As of July 25, 2019, Dr. Mehra, our sole executive officer and a director, owns approximately 13.7% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Between February 27, 2019, the date of the closing of the Merger, and July __, 2019, the holders of certain of our outstanding warrants to purchase shares of our common stock elected to exercise such warrants resulting in the issuance of approximately 14.3 million shares of our common stock, which increased the number of shares of our common stock outstanding substantially. As of July __, 2019, these investors continued to hold warrants to purchase approximately 1.0 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of July __, 2019, the Financing Warrants were exercisable for approximately 1.0 million shares of our common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock. If the adjustment provisions in the Financing Warrants are triggered, a substantial number of additional shares of our common stock may become issuable upon exercise of the Financing Warrants, potentially increasing the impact of any subsequent exercise of the Financing Warrants and resale of the shares issuable pursuant thereto.

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

3.2

Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Securities and Exchange Commission on June 30, 2003).

3.3

Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4

Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2010).

3.5

Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2010).

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

10.1

Equity Distribution Agreement, dated as of June 17, 2019, by and between the Company and Piper Jaffray & Co. (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019).

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

Seelos Therapeutics, Inc.

Date: August 1, 2019	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer