Form 10-Q
period 2019-09-30
SEELOS THERAPEUTICS, INC.
filed 2019-11-07
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or
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

As of October 31, 2019, 26,949,905 shares of the common stock, par value $0.001, of the registrant were outstanding.

As previously disclosed, on January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation ("Apricus") completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos, with Seelos (renamed as "Seelos Corporation") continuing as a wholly-owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

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

This quarterly report on Form 10-Q relates to the Company's quarter ended September 30, 2019 and is therefore the Company's third periodic report that includes results of operations for the combined company, including Seelos.

Unless the context otherwise requires, references to the "Company," the "combined company," "we," "our" or "us" in this report refer to Seelos Therapeutics, Inc. and its subsidiaries, references to "Seelos" refer to the Company following the completion of the Merger, references to "Apricus" refer to the Company prior to the completion of the Merger.

Except as otherwise noted, references to "common stock" in this report refer to common stock, par value $0.001 per share, of the Company.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
	September 30,	December 31,
	2019	2018
Assets	(unaudited)
Current assets
Cash	$15,315	$42
Deferred offering costs	-	140
Prepaid expenses and other current assets	896	9
Total current assets	16,211	191
Total assets	$16,211	$191

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,848	$2,220
Accrued expenses	900	84
Licenses payable	2,100	-
Accrued interest	-	151
Convertible notes payable, at fair value	-	2,442
Warrant liabilities, at fair value	690	-
Total current liabilities	5,538	4,897

Licenses payables, long-term	325	-
Total liabilities	5,863	4,897

Commitments and contingencies (note 10)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
26,949,905 and 3,081,546 issued and outstanding as of
September 30, 2019 and December 31, 2018, respectively	27	3
Additional paid-in-capital	55,723	97
Accumulated deficit	(45,402)	(4,806)
Total stockholders' equity (deficit)	10,348	(4,706)
Total liabilities and stockholders' equity (deficit)	$16,211	$191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Grant revenue	$375	$-	$375	$-
Total revenues	375	-	375	-
Operating expense
Research and development	2,641	172	13,365	422
General and administrative	1,415	915	6,427	1,722
Total operating expense	4,056	1,087	19,792	2,144
Loss from operations	(3,681)	(1,087)	(19,417)	(2,144)
Other income (expense)
Interest income	46	-	110	-
Interest expense	(1)	(67)	(28)	(113)
Loss on warrant issuance	-	-	(5,020)	-
Change in fair value of warrant liabilities	415	-	(16,132)	-
Change in fair value of convertible notes payable	-	57	(109)	2
Total other income (expense)	460	(10)	(21,179)	(111)
Net loss	$(3,221)	$(1,097)	$(40,596)	$(2,255)

Net loss per share basic and diluted	$(0.13)	$(0.36)	$(2.25)	$(0.73)

Weighted-average common shares outstanding basic and diluted	24,157,217	3,081,546	18,066,764	3,081,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(40,596)	$(2,255)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	315	34
Research and development expensed - license acquired	3,000	-
Change in fair value of convertible notes payable	109	(2)
Change in fair value of warrant liability	16,132	-
Loss on warrant issuance	5,020	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(890)	(116)
Accounts payable	(371)	1,278
Accrued expenses	517	(170)
Accrued interest	12	113
Licenses payable	2,425	-
Deferred offering costs	140	(66)
Net cash used in operating activities	(14,187)	(1,184)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	16,520	1,265
Proceeds from issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	5,930	-
Proceeds from issuance of common stock in at-the-market offering	2,567	-
Proceeds from exercise of warrants	4,443	-
Net cash provided by financing activities	29,460	1,265
Net increase in cash	15,273	81
Cash, beginning of period	42	258
Cash, end of period	$15,315	$339

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for conversion of debt	$2,551	$-
Issuance of common stock for conversion of accrued interest	$164	$-
Effect of reverse merger	$299	$-
Reclass of warrant liabilities related to Series A warrants exercised for cash	$5,504	$-
Reclass of Series B warrants from warrant liability to stockholders' equity	$31,473	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended September 30, 2019 and 2018
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2019	21,277,229	$21	$47,099	$(42,181)	$4,939
Stock-based compensation expense	-	-	133	-	133
Issuance of common stock in at-the-market offering,
net of issuance	1,197,676	1	2,566	-	2,567
Issuance of common stock and warrants, pursuant to
Securities Purchase Areement, net of issuance	4,475,000	5	5,925	-	5,930
Net loss	-	-	-	(3,221)	(3,221)
Balance as of September 30, 2019	26,949,905	$27	$55,723	$(45,402)	$10,348

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Deficit
Balance as of June 30, 2018	3,081,546	$3	$95	$(2,490)	$(2,392)

Stock-based compensation expense	-	-	3	-	3
Net loss	-	-	-	(1,097)	(1,097)
Balance as of September 30, 2018	3,081,546	$3	$98	$(3,587)	$(3,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2019 and 2018
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	(Deficit) Equity
Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	315	-	315
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Issuance of common stock in at-the-market offering,
net of issuance	1,197,676	1	2,566	-	2,567
Issuance of common stock and warrants, pursuant to
Securities Purchase Areement, net of issuance	4,475,000	5	5,925	-	5,930
Warrants exercised for cash	14,253,992	14	4,429	-	4,443
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	5,504	-	5,504
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Net loss	-	-	-	(40,596)	(40,596)
Balance as of September 30, 2019	26,949,905	$27	$55,723	$(45,402)	$10,348

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Deficit
Balance as of December 31, 2017	3,081,546	$3	$64	$(1,332)	$(1,265)
Stock-based compensation expense	-	-	34	-	34
Net loss	-	-	-	(2,255)	(2,255)
Balance as of September 30, 2018	3,081,546	$3	$98	$(3,587)	$(3,486)

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

Merger with Apricus Biosciences, Inc.

On January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos, with Seelos (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

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

Liquidity

The Company had no revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, the Company had $15.3 million in cash and an accumulated deficit of $45.4 million. The Company has historically funded its operations through the issuance of convertible notes (the "Notes") (see Note 6), the sale of common stock (see Note 3) and the sale of warrants (see Note 7).

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement"), pursuant to which the Company agreed to issue and sell an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses (see Note 3).

On June 17, 2019, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray up to $50,000,000 in shares of its common stock. During the three and nine months ended September 30, 2019, the Company sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement (see Note 3).

As of September 30, 2019, the Company had approximately $87.0 million available under its Form S-3 shelf registration statement. Under current regulations of the Securities and Exchange Commission (the "SEC"), in the event the aggregate market value of the Company's common stock held by non-affiliates ("public float"), is less than $75.0 million, the amount it can raise through primary public offerings of securities, including sales under the Securities Purchase Agreement and the Equity Distribution Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float. SEC regulations permit the Company to use the highest closing sales price of the Company's common stock (or the average of the last bid and last ask prices of the Company's common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2019, the Company's public float was approximately $39.1 million based on 26.9 million shares of the Company's common stock outstanding at a price of $1.78 per share, which was the closing sale price of the Company's common stock on August 22, 2019.  As the Company's public float was less than $75.0 million as of September 30, 2019, the Company's usage of its S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of September 30, 2019 are sufficient to satisfy its operating cash needs for at least one year after the filing of this Quarterly Report on Form 10-Q.

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
  the extent and amount of any indemnification claims, including any made by Ferring International Center S.A. ("Ferring") under the asset purchase agreement with Ferring, entered into on March 8, 2017, pursuant to which the Company sold to Ferring its ex-U.S. assets and rights related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States;
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

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company's business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K ("Annual Report") filed with the SEC on March 28, 2019. The accompanying financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company's financial position, results of operations and cash flows. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company's actual results may differ from these estimates under different assumptions or conditions.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the nine months ended September 30, 2019 (in thousands):

	Fair Value Measurements
	as of September 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$15,315	$-	$-	$15,315
Liabilities
Warrant liabilities	$-	$-	$690	$690

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

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2019	2018
Outstanding stock options	508	31
Outstanding warrants	3,662	-
Convertible notes	-	169
	4,170	200

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of- use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019 and the adoption of the standard did not have a material effect on its unaudited condensed consolidated financial statements and related disclosures.

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

3. Common Stock Offerings

Securities Purchase Agreement

On August 23, 2019, the Company entered into the Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company also agreed to issue to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. The closing of the offerings occurred on August 27, 2019. The Company also agreed, pursuant to the Securities Purchase Agreement, to file a registration statement on Form S-1 by November 21, 2019 to provide for the resale of the shares of common stock issuable upon the exercise of the August 2019 Warrants (the "Warrant Shares"), and will be obligated to use commercially reasonable efforts to keep such registration statement effective from the date the warrants initially become exercisable until the earlier of (i) the date on which the Warrant Shares may be sold without registration pursuant to Rule 144 under the Securities Act during any 90 day period, and (ii) the date on which no purchaser owns any warrants or Warrant Shares. On August 23, 2019, the Company also entered into a Placement Agency Agreement (the "Placement Agency Agreement") with Roth Capital Partners, LLC ("Roth"), pursuant to which Roth agreed to serve as the placement agent for the issuance and sale of the shares and the warrants, and the Company agreed to pay Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company in the offerings. The Placement Agency Agreement includes indemnity and other customary provisions for transactions of this nature.

Equity Distribution Agreement

On June 17, 2019, the Company entered into the Equity Distribution Agreement with Piper Jaffray, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray up to $50,000,000 in shares. Any shares offered and sold in the offering will be issued pursuant to the Company's shelf registration statement on Form S-3, the prospectus supplement relating to the offering filed with the SEC on June 17, 2019 and any applicable additional prospectus supplements related to the offering that form a part of the registration statement. The number of shares eligible for sale under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company's instructions. Under the Equity Distribution Agreement, Piper Jaffray may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on Nasdaq or on any other existing trading market for the shares. Subject to the Company's prior written consent, Piper Jaffray may also sell shares by any other method permitted by law including, but not limited to, privately negotiated transactions. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of all of the shares, or (ii) the termination of the Equity Distribution Agreement according to its terms by either the Company or Piper Jaffray. The Company and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement.

Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Equity Distribution Agreement. The Company will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and nine months ended September 30, 2019, the Company sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement. On August 23, 2019, the Company suspended its continuous offering under the Equity Distribution Agreement.

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

Pursuant to the Purchase Agreement, Seelos Corporation issued and sold to the Investors an aggregate of 2,374,672 shares of Seelos Corporation's common stock as converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 7). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

On March 7, 2019, the Company entered into Amendment Agreements (collectively, the "Amendment Agreements") with each Investor amending: (i) the Purchase Agreement, (ii) the Series A Warrants, and (iii) the Series B Warrants. The Amendment Agreements, among other things, (i) fixed the aggregate number of shares of common stock issued and issuable pursuant to the Series B Warrants at 11,614,483 (which number includes shares of common stock issued pursuant to exercises of the Series B Warrants on or prior to March 7, 2019), (ii) fixed the aggregate number of shares of common stock issued and issuable pursuant to the Series A Warrants at 3,629,023 (none of which were exercised as of March 7, 2019), (iii) reduced the duration of the period during which the Investors were limited in the number of shares of common stock subject to the Series B Warrants that Investors can exercise on a daily basis, such that such period terminated on March 21, 2019, (iv) reduced the duration of the period during which the number of shares of common stock underlying the Series B Warrants would adjust based on the volume-weighted average price of the common stock, such that the adjustment period terminated on March 7, 2019, (v) fixed the "Reset Price" based on which the Series B Warrants adjusted on March 7, 2019 at $1.3389, (vi) amended the Purchase Agreement such that the date until which the Company was restricted from effecting certain variable rate transactions would be March 20, 2019, (vii) amended the Series A Warrants so that any references therein to the Series B Warrants refer to the Series B Warrants, as amended or restated from time to time, and (viii) made certain other technical, conforming and clarifying changes. The terms of the Investor Warrants continue to include certain provisions that could result in a future adjustment to the exercise price of the Investor Warrants and accordingly, they continue to be classified as a liability after the Amendment Agreements.

Effective August 23, 2019, pursuant to the terms of the Series A Warrants, the exercise price of the Series A Warrants automatically decreased from $1.6736 per share to $0.9267 per share as a result of the announcement of the issuance of the August 2019 Warrants pursuant to the Securities Purchase Agreement.

At September 30, 2019, 1.0 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the nine months ended September 30, 2019.

4. License Agreements

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

As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Ligand a nominal option fee. As further consideration for the grant of the rights and licenses to the Company under the License Agreement, the Company was obligated to pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by the Company of debt and/or equity securities for gross proceeds to the Company of at least $7.5 million. In connection with the closing of the Merger, the Company issued 392,307 shares of common stock to settle this obligation. As further consideration for the grant of the rights and licenses to the Company by Ligand under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to the Company in the event of the Company's initial public offering or a financing transaction consummated in connection with a transaction as a result of which the Company's business becomes owned or controlled by an existing issuer with a class of securities registered under the Exchange Act and immediately after such transaction, the security holders of the Company as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to the Company in the event the Company is acquired. In connection with the closing of the Merger, the Company issued 408,946 shares of common stock to settle this obligation. The Company recognized research and development expense totaling approximately $2.2 million during the nine months ended September 30, 2019 for the common stock issued in connection with the Merger.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2019.

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera")

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

On March 6, 2018, the Company entered into an Asset Purchase Agreement with Vyera, as amended by an amendment thereto entered into on May 18, 2018 and an amendment thereto entered into on December 31, 2018 (as amended, the "Vyera Agreement"), pursuant to which the Company agreed to acquire the assets (the "Vyera Assets") and liabilities (the "Vyera Assumed Liabilities"), of Vyera related to a product candidate known as TUR-002 (intranasal ketamine), which is now known as SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. The Company agreed that if it receives regulatory approval to commence a Phase 3 clinical trial for SLS-002 and no third party has alleged any claim of conflict, infringement, invalidity or other violation of any rights of others with regard to the Vyera Assets, then the Company must commence a Phase 3 clinical trial for SLS-002 by June 30, 2020 (the "Phase III Obligation"), and if the Company failed to do so, the Vyera Agreement would terminate immediately and become null and void and all of the Vyera Assets and the Vyera Assumed Liabilities would automatically be returned to Vyera. As partial consideration for the Vyera Assets, the Company agreed to make a non-refundable milestone payment of $3.5 million upon dosing of the first patient in a Phase III clinical trial for SLS-002 (the "Dosing Milestone").

In the event that the Company sells, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company must pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale.

As consideration for the Vyera Assets, the Company paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, upon public announcement of the entry by Apricus and Seelos Corporation into the Merger Agreement, the Company paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, the Company issued to Vyera 191,529 shares of common stock and paid Vyera a non-refundable cash payment of $1,000,000. The Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $3.5 million upon dosing of the first patient in a Phase 3 clinical trial for SLS-002, (ii) $10.0 million upon approval by the FDA of a new drug application (an "NDA"), with respect to SLS-002, (iii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iv) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (v) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (vi) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vii) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (viii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (ix) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera a royalty percentage in the mid-teens on aggregate annual net sales of SLS-002. Also see Note 11.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2019.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, the Company entered into an amended and restated exclusive license agreement with Stuart Weg, M.D.(the "Weg License Agreement"), pursuant to which the Company was granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, the Company paid an upfront license fee of $75,000 upon execution of the agreement. The Company agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. As further consideration, the Company agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of the Company's common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission of an NDA or the foreign equivalent to an NDA in a Major Market (the "Milestone Product"), (iii) $3.0 million upon FDA approval of an NDA for the Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by the Company under milestones (i)-(v) will be $6.6 million. The Company will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. The Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). The Company paid to Bioblast $1.5 million in cash, and the Company agreed to pay to Bioblast an additional $2.0 million within one-year of the closing of the Bioblast Asset Purchase. Accordingly, the Company recognized a $3.5 million charge to research and development expense during the nine months ended September 30, 2019. The Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company's first Phase 2(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, planned to begin an open label, Phase 2(b) clinical trial in up to 20 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. The Company will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle the Company access to all clinical data from this trial. On July 15, 2019, TSF and the Company amended the agreement whereby the Company agreed to assume responsibility for the Phase 2(b)/3 clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2019.

Acquisition of License from The Regents of the University of California

On March 7, 2019, the Company entered into an exclusive license agreement with The Regents of the University of California ("The UC Regents") for intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the central nervous system ("CNS"). This program is now known as SLS-007. Upon entry into the license agreement with the UC Regents, the Company paid to The UC Regents $0.1 million and recognized a $0.1 million charge to research and development expense during the nine months ended September 30, 2019. The Company agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase 1 clinical trial, the Company will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase 2 clinical trial, the Company will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase 3 clinical trial, the Company will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., the Company will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, the Company will pay $1.0.million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, the Company will pay $2.5 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce the Company's license to a nonexclusive license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2019.

Acquisition of License from Duke University

On June 27, 2019, the Company entered into an exclusive license agreement with Duke University pursuant to which the Company was granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes alpha-synuclein expression. The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. The Company paid to Duke University $0.1 million and recognized $0.1 million charge to research and development expense during the nine months ended September 30, 2019. The Company agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, the Company will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase 1 clinical trial, the Company will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase 2 clinical trial, the Company will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase 3 clinical trial, the Company will pay $1.0 million; and (v) within 30 days following an NDA approval, the Company will pay $2.0 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2019.

5. Acquisition of Apricus

On January 24, 2019, the Company completed the acquisition of Apricus in accordance with the terms of the Merger Agreement.

The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of Apricus were nominal at the close of the Merger. Seelos was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) Seelos stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Seelos common stock owned the majority of the Company immediately following the effective time of the Merger, (ii) Seelos holds the majority (four of five) of board seats of the combined company, and (iii) Seelos' management holds all key positions in the management of the combined company.

Upon the completion of the Merger, Seelos acquired no tangible assets and assumed no employees or operation from Apricus. Additionally, Apricus' intellectual property was considered to have no value. The remaining Apricus liabilities had a fair value of approximately $300 thousand.

In connection with the Merger, Seelos entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right ("CVR") for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non- cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. Seelos is entitled to retain the first $500,000 and 10% of any Contingent Payments. Seelos assigned no value to the CVR Product Candidate intangible asset as of September 30, 2019 or the CVR in the acquisition accounting.

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

The Notes are carried at fair value. The Company recognized an adjustment relating to changes in the Notes fair value of $0 and $57 thousand during the three months ended September 30, 2019 and 2018, respectively, and $109 thousand and $2 thousand during the nine months ended September 30, 2019 and 2018, respectively,

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,295 shares of common stock at a price of $9.70 or $10.91 per share.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of September 30, 2019 or December 31, 2018.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of September 30, 2019 and had authorized 60,000,000 shares of common stock as of December 31, 2018. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

August 2019 Warrants

The August 2019 Warrants are exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants are exercisable beginning six months after the date of issuance and have a term of four years from the date of issuance.

As of September 30, 2019, 2.2 million August 2019 Warrants remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of the common stock at an exercise price per share equal to $2.3005 on February 27, 2019, which was further adjusted to 3,629,023 shares of common stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case essentially due to trading at a lower price, pursuant to the terms thereof. Effective August 23, 2019, pursuant to the terms of the Series A Warrants, the exercise price of the Series A Warrants automatically decreased from $1.6736 per share to $0.9267 per share as a result of the announcement of the issuance of the August 2019 Warrants pursuant to the Securities Purchase Agreement. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance.

During the three and nine months ended September 30, 2019, 0 and 2.6 million, respectively, Series A Warrants were exercised for approximately $0 and $4.4 million, respectively. As of September 30, 2019, 1.0 million Series A Warrants remain outstanding at an exercise price of $0.9267 per share.

Series B Warrants

The Series B Warrants were initially exercisable for no shares of common stock, which was adjusted to 7,951,090 shares of common stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of common stock on March 7, 2019, in each case essentially due to trading at a lower price, pursuant to the terms thereof. The Series B Warrants had an exercise price of $0.001, were immediately exercisable upon issuance and provided for an expiration date of the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

During the nine months ended September 30, 2019, 11.6 million Series B Warrants were exercised for approximately $11,614. As of September 30, 2019, no Series B Warrants remain outstanding and the Series B Warrants are therefore no longer subject to any further changes in warrants or exercise price.

A summary of warrant activity during the nine months ended September 30, 2019 is as follows (in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2018	-	$-	-
Assumed in merger	436	$20.59	3.7
Issued	17,481	$0.42	4.7
Exercised	(14,255)	$0.31
Cancelled	-	$-
Outstanding as of September 30, 2019	3,662	$3.79	4.0
Exercisable as of September 30, 2019	1,425	$6.95	4.1

The August 2019 Warrants, the Series A Warrants and the Series B Warrants were each recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are un-exercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has a 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of September 30, 2019, an aggregate of 373,798 shares of common stock were authorized under the Apricus 2012 Plan, of which no shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

On July 28, 2019, the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the "2019 Inducement Plan"), which became effective on August 12, 2019. The 2019 Inducement Plan is substantially similar to the 2016 Plan. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 1,000,000 shares of the Company's common stock. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the nine months ended September 30, 2019, the Company granted 341,035 incentive stock options to employees with a weighted average exercise price per share of $2.20 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the nine months ended September 30, 2019, the Company also granted 136,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $2.33 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. 72,000 of the stock options granted to non-employee directors vest 1/3rd on the first anniversary of the grant and monthly thereafter over the next two years. 64,000 of the stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the nine months ended September 30, 2019, no stock options were exercised or forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
Risk-free interest rate	1.9%-2.6%
Volatility	109%-113%
Dividend yield	-%
Expected term	5.04-6.97
Weighted average fair value	$1.77

A summary of stock option activity during the nine months ended September 30, 2019 is as follows (in thousands):

		Weighted	Weighted-		Total
		Average	Average Remaining		Aggregate
	Stock	Exercise	Contractual		Intrinsic
	Options	Price	Life (in years)		Value
Outstanding as of December 31, 2018	31	$0.65	7.7	$
Granted	477	2.24	9.5
Exercised	-	-
Cancelled	-	-	-
Outstanding as of September 30, 2019	508	$2.14	9.4		$8
Vested and expected to vest as of September 30, 2019	55	$1.39	8.1		$8
Exercisable as of September 30, 2019	55	$1.39	8.1		$8

The Company recorded $133,000 and $315,000 in stock-based compensation expense for the three and nine months ended September 30, 2019, respectively and $3,000 and $34,000 in stock-based compensation expense for the three and nine months ended September 30, 2018, respectively.

9. Related Party Transactions

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

Litigation

As of September 30, 2019, there was no material litigation against the Company.

11. Subsequent Event

On October 15, 2019, the Company and Vyera entered into an amendment (the "Amendment") to the Vyera Agreement. Pursuant to the Amendment, the Company remains obligated to use its commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. However, the Amendment eliminates the Phase III Obligation. In addition, in replacement of the Company's obligation to pay the Dosing Milestone, the Company agreed pursuant to the Amendment to (i) issue Vyera in January 2020 that number of registered shares of the Company's common stock equal to $2,250,000 divided by the 30-day volume weighted average price of the common stock calculated prior to such issuance date, provided that the Company may elect, in its sole discretion, to pay Vyera cash (in whole or in part) in lieu of any shares of the Company's common stock and (ii) make cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, early January 2020, early April 2020 and early July 2020, respectively (each, a "Payment Obligation"). In event the Company fails to timely meet a Payment Obligation (subject to a cure period), Vyera has the right to require that all of the Vyera Assets and the Vyera Assumed Liabilities be returned to Vyera.

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

We plan on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs following the completion of the merger are SLS-002 for the potential treatment of suicidality in post-traumatic stress disorder, and in major depressive disorder, SLS-005 for Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's Disease ("PD"). Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of PD, SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders, and SLS-012, an injectable therapy for post-operative pain management.

Merger with Apricus Biosciences, Inc.

On January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation ("Apricus") completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), in accordance with the terms of the Agreement and Plan of Merger Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into Seelos, with Seelos (renamed as "Seelos Corporation") continuing as a wholly-owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

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

Pre-Merger Financing

On October 16, 2018, we entered into a Securities Purchase Agreement by and among us, Apricus and the investors listed on the Schedule of Buyers attached thereto (the "Buyers"), as amended (the "Pre-Merger SPA").  Pursuant to the Pre-Merger SPA, among other things, we issued to the Buyers (i) an aggregate of 1,829,406 shares of our common stock and (ii) two series warrants to purchase shares of common stock (the "Series A Warrants" and the "Series B Warrants" and together, the "Pre-Merger Warrants") for an aggregate purchase price of approximately $18.0 million, or $16.5 million net of financing fees. The Pre-Merger Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

We issued the Pre-Merger Warrants on January 31, 2019 and on February 14, 2019, we registered the resale of the shares of common stock underlying the Pre-Merger Warrants as required by the Registration Rights Agreement that we entered into on October 16, 2018 in connection with the Pre-Merger SPA.

The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of common stock at an exercise price per share equal to $2.3005 on February 27, 2019, which was further adjusted to 3,629,023 shares of common stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case, pursuant to the terms thereof. Effective August 23, 2019, pursuant to the terms of the Series A Warrants, the exercise price of the Series A Warrants automatically decreased from $1.6736 per share to $0.9267 per share as a result of the announcement of the issuance of warrants pursuant to a Securities Purchase Agreement, dated August 23, 2019. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series B Warrants were initially exercisable for no shares of common stock, which was adjusted to 7,951,090 shares of our common stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of common stock on March 7, 2019, in each case, pursuant to the terms thereof. The Series B Warrants had an exercise price of $0.001, were immediately exercisable upon issuance and provided for an expiration date of the day following the later to occur of (i) the Reservation Date (as defined therein), and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

At September 30, 2019, 1.0 million Series A Warrants remain unexercised. As of September 30, 2019, no Series B Warrants remain outstanding.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have no revenues, other than non-recurring grant revenue related to our agreement with Team Sanfilippo Foundation ("TSF"), incurred operating losses since inception, and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019, we had $15.3 million in cash and an accumulated deficit of $45.4 million.

On August 23, 2019, we entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement"), pursuant to which we agreed to issue and sell an aggregate of 4,475,000 shares of common stock, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses. The shares were offered by us pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC") on November 2, 2017, as amended (see Note 3). We also agreed to issue to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50.

On June 17, 2019, we entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which we may offer and sell, from time to time, through Piper Jaffray up to $50,000,000 in shares of our common stock. Any shares offered and sold in the offering will be issued pursuant to our registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. Under the Equity Distribution Agreement, Piper Jaffray may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Capital Market ("Nasdaq") or on any other existing trading market for the shares. Subject to our prior written consent, Piper Jaffray may also sell shares by any other method permitted by law, including but not limited to privately negotiated transactions. We have no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement. The offering will terminate upon the earlier of (i) the sale of all of the shares or (ii) the termination of the Equity Distribution Agreement according to its terms by either us or Piper Jaffray. We and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Equity Distribution Agreement. We will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and nine months ended September 30, 2019, we sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement. On August 23, 2019, we suspended our continuous offering under the Equity Distribution Agreement.

Through October 31, 2018, we obtained proceeds of $2.3 million from the issuance of convertible notes (the "Notes"). These Notes accrued 8% interest and would have matured on April 30, 2019. The Notes were convertible into shares of common stock upon a preferred stock equity raise of greater than $1,000,000 at 80% or 90% of the lowest purchase price per share paid by another investor in a qualified financing.  The Notes were converted into 172,284 shares of common stock on January 24, 2019 pursuant to the closing of the Merger.

On October 16, 2018, we entered into the Pre-Merger SPA. Pursuant to the Pre-Merger SPA, among other things, we issued to the Buyers (i) an aggregate of 1,829,406 shares of common stock and (ii) the Pre-Merger Warrants for an aggregate purchase price of approximately $18.0 million. We issued the Pre-Merger Warrants on January 31, 2019 and on February 14, 2019, we registered the resale of common stock underlying the Pre-Merger Warrants as required by the registration rights agreement that we entered into on October 16, 2018 in connection with the Pre-Merger SPA. The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of common stock at an exercise price per share equal to $2.3005 on February 27, 2019 and which was further adjusted to 3,629,023 shares of common stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case, pursuant to the terms thereof. Effective August 23, 2019, pursuant to the terms of the Series A Warrants, the exercise price of the Series A Warrants automatically decreased from $1.6736 per share to $0.9267 per share as a result of the announcement of the issuance of the August 2019 Warrants pursuant to the Securities Purchase Agreement. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series B Warrants were initially exercisable for no shares of common stock, which was adjusted to 7,951,090 shares of common stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of common stock on March 7, 2019, in each case, pursuant to the terms thereof. The Series B Warrants had an exercise price of $0.001, were immediately exercisable upon issuance and had an expiration date of the day following the later to occur of (i) the Reservation Date (as defined therein) and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

During the nine months ended September 30, 2019, we received approximately $4.4 million in proceeds from the exercise of approximately 14.3 million Series A Warrants and Series B Warrants.

In connection with the closing of the Merger, we raised $18.0 million in gross proceeds from the Pre-Merger SPA financing (net proceeds of $16.5 million, after payment of transaction expenses).

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. In addition, pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera"), we will be required to make cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, early January 2020, early April 2020 and early July 2020, respectively. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make cash payments to Dr. Weg in the amounts of $0.1 million and $0.125 million in January 2020 and January 2021, respectively, and will be required to make an additional cash payment of $0.2 million in January 2022 if certain conditions are not met. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital either in the form of equity or debt.  Without additional capital, our ability to continue to operate will be limited.  These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of September 30, 2019, we had approximately $87.0 million available under our Form S-3 shelf registration statement. However, under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Equity Distribution Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2019, our public float was approximately $39.1 million based on 26.9 million shares of our common stock outstanding at a price of $1.78 per share, which was the closing sale price of our common stock on August 22, 2019. As our public float was less than $75.0 million as of September 30, 2019, our usage of our S-3 shelf registration statement is limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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
  the extent and amount of any indemnification claims, including any made by Ferring under the asset purchase agreement with Ferring, entered into on March 8, 2017, pursuant to which we sold to Ferring our ex-U.S. assets and rights related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States;
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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes to such policies or estimates during the nine months ended September 30, 2019.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended September 30, 2019 and 2018

Revenues

We recorded $375,000 and $0 in grant revenue during the three months ended September 30, 2019 and 2018, respectively. The $375,000 increase in revenue in 2019 was related to our amended agreement with TSF.

Operating Expense

Operating expense was as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Operating expense
Research and development	$2,641	$172
General and administrative	1,415	915
Total operating expense	$4,056	$1,087

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $2.5 million increase in R&D expense during the three months ended September 30, 2019, as compared to the same period in 2018, resulted primarily from clinical trial costs and license fees of approximately $1.1 million and $500,000, respectively, and employee related costs of approximately $413,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased by $500,000 during the three months ended September 30, 2019, as compared to the same period in 2018. This increase was primarily due to costs associated with becoming a publicly traded company on January 24, 2019, including by not limited to, legal, insurance, investor relations, accounting and Nasdaq costs of approximately $400,000. The increase was also related to increased employee related costs of approximately $93,000 as compared to the same period last year.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended September 30,
	2019	2018
Other income (expense)
Interest income	$46	$-
Interest expense	(1)	(67)
Change in fair value of warrant liabilities	415	-
Change in fair value of convertible notes payable	-	57
Total other income (expense)	$460	$(10)

Interest Income

Interest income was $46,000 and $0 for the three months ended September 30, 2019 and 2018, respectively. The increase is due to investing excess cash during the three months ended September 30, 2019.

Interest Expense

Interest expense was $1 and $67,000 for the three months ended September 30, 2019 and 2018, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $690,000 at September 30, 2019. The change in fair value of warrant liabilities of $415,000 is due to revaluation of the Series A Warrants during the three months ended September 30, 2019.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $0 and $57,000 during the three months ended September 30, 2019 and 2018, respectively.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Revenues

We recorded $375,000 and $0 in grant revenue during the nine months ended September 30, 2019 and 2018, respectively. The $375,000 increase in revenue in 2019 was related to our amended agreement with TSF.

Operating Expense

Operating expense was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Operating expense
Research and development	$13,365	$422
General and administrative	6,427	1,722
Total operating expense	$19,792	$2,144

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $12.9 million increase in R&D expense during the nine months ended September 30, 2019, as compared to the same period in 2018, resulted primarily from the $2.2 million in non-cash charge for common stock issued for in-licensed intellectual property, $1.5 million for cash consideration and $2.0 million accrued for cash payment due in the first quarter of 2020 for the acquisition of Trehalose. The increase was also due to clinical trial costs of approximately $1.2 million, manufacturing costs approximately $1.7 million and approximately $1.1 million in employee related costs for personnel that were hired during the year.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased by $4.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018. This increase was primarily due to $2.0 million for costs associated with the Merger for legal and administrative costs which we do not expect to continue going forward. This increase was also due to costs associated with becoming a publicly traded company on January 24, 2019, including by not limited to, legal, insurance, investor relations, accounting and Nasdaq listing fee costs of approximately $1.2 million and approximately $500,000 in employee-related costs for personnel that were hired during the year.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Other income (expense)
Interest income	$110	$-
Interest expense	(28)	(113)
Loss on warrant issuance	(5,020)	-
Change in fair value of warrant liabilities	(16,132)	-
Change in fair value of convertible notes payable	(109)	2
Total other expense	$(21,179)	$(111)

Interest Income

Interest income was $110,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. The increase is due to investing excess cash during the nine months ended September 30, 2019.

Interest Expense

Interest expense was $28,000 and $113,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019, offset partially by interest expense for the financing of our director and officer liability insurance policies during 2019.

Loss on warrant issuance

Loss on warrant issuance was $5.0 million and $0 for the nine months ended September 30, 2019 and 2018, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $690,000 at September 30, 2019. The change in fair value of warrant liabilities of $16.1 million is due to revaluation of the Series A Warrants and Series B Warrants during the nine months ended September 30, 2019.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was an expense of $109,000 and income of $2,000 during the nine months ended September 30, 2019 and 2018, respectively.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operations
Net cash used in operating activities	$(14,187)	$(1,184)
Net cash provided by financing activities	29,460	1,265
Net increase in cash	$15,273	$81

Operating Activities

Cash used in operating activities of $14.2 million in the nine months ended September 30, 2019 was primarily due to the net loss of $40.6 million, which were partially offset by changes in the fair value of the warrant liabilities of $16.1 million, the loss on warrant issuance of $5.0 million, $3.0 million for the acquisition of licenses for research and development and changes in operating assets and liabilities of $1.8 million.

Cash used in operating activities of $1.2 million during the nine months ended September 30, 2018 was primarily due to a net loss of $2.3 million, net of adjustments to net loss for changes in accounts payable and accrued expenses of $1.1 million.

Financing Activities

Cash provided by financing activities of $29.5 million in the nine months ended September 30, 2019 was primarily due to the proceeds from the exercise of warrants and the issuance and sale of common stock pursuant to the Securities Purchase Agreement.

Cash provided by financing activities of $1.3 million during the nine months ended September 30, 2018 was due to proceeds of $1.3 million from the issuance of convertible notes during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, communicated to our management to allow timely decisions regarding required disclosure, summarized and reported within the time periods specified in the SEC's rules and forms.

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of September 30, 2019, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Upon completion of the Merger, all remaining Apricus employees were terminated and all internal controls over financial reporting were assumed by the new accounting staff of Seelos and therefore, there were significant changes in our internal control structure over financial reporting during the three and nine months ended September 30, 2019.

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

We are a clinical-stage biopharmaceutical company. Since our incorporation, we have focused primarily on the development and acquisition of clinical-stage therapeutic candidates, which will not change as a result of the completion of the business combination between Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), and Seelos Therapeutics, Inc., a Delaware corporation ("Seelos"), in accordance with the terms of the Agreement and Plan of Merger Reorganization entered into on July 30, 2018, pursuant to which (i) a subsidiary of Apricus merged with and into Seelos, with Seelos (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger"). All of our therapeutic candidates are in the clinical development stage and none of our new pipeline therapeutic candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have not generated any revenues from collaboration and licensing agreements or product sales to date, and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have never been profitable and have incurred an accumulated deficit of $45.4 million from our inception through September 30, 2019.

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

To receive regulatory approval for the commercialization of our core assets, SLS-002, SLS-005 and SLS-006 and our earlier-stage assets, SLS-004, SLS-007, SLS-008, SLS-010 and SLS- 012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase 3 clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

We currently do not have strategic collaborations in place for clinical development of any of our current product candidates, except for our collaborative agreement with Team Sanfilippo Foundation, which we assumed in connection with the asset purchase agreement with Bioblast Pharma Ltd., which is now known as SLS-005. Therefore, in the future, we or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA, the EMA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA, the EMA or comparable foreign authorities may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

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

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials of our product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We also may need additional funding to develop or acquire complementary companies, technologies and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, our planned increases in staffing will dramatically increase our costs in the near and long- term.

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

As of September 30, 2019, we had a cash balance of approximately $15.3 million.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC under which we may offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co., in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2019, our public float was approximately $39.1 million based on 26.9 million shares of our common stock outstanding at a price of $1.78 per share, which was the closing sale price of our common stock on August 22, 2019. As our public float was less than $75.0 million as of September 30, 2019, our usage of our S-3 shelf registration statement is limited. Although we still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statements on Form S-3 upon the earlier to occur of the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2019 or the occurrence of a fundamental change which would require a post-effective amendment to any such registration statements pursuant to Item 512 of Regulation S-K and Section 10(a)(3) of the Securities Act. As a consequence, we might not be permitted to sell all of the amount of common stock we could otherwise sell prior to such time, subject to the limits of General Instruction I.B.6 of Form S-3, under the Equity Distribution Agreement (if we determine to un-suspend the continuous offering thereunder), which could adversely affect our ability to run our operations and progress our product development programs. We will not be permitted to conduct an "at the market offering" pursuant to the Equity Distribution Agreement absent an effective primary registration statement on Form S-3.

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

We intend to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices ("cGMP"), good clinical practices ("GCP") and good laboratory practice ("GLP"), which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

The pharmaceutical market for the treatment of major depressive disorder includes selective serotonin reuptake inhibitors ("SSRIs"), serotonin and norepinephrine reuptake inhibitors ("SNRIs") and atypical antipsychotics. A number of these marketed antidepressants will be generic, and would be key competitors to SLS-002. These products include Forest Laboratory's Lexapro/Cipralex (escitalopram) and Viibryd (vilazodone), Pfizer, Inc.'s Zoloft (sertraline), Effexor (venlafaxine) and Pristiq (desvenlafaxine), GlaxoSmithKline plc's Paxil/Seroxat (paroxetine), Eli Lilly and Company's Prozac (fluoxetine) and Cymbalta (duloxetine), AstraZeneca plc's Seroquel (quetiapine) and Bristol-Myers Squibb Company's Abilify (aripiprazole), among others. Patients with treatment-resistant depression often require treatment with several antidepressants, such as an SSRI or SNRI, combined with an "adjunct" therapy such as an antipsychotic compound, such as AstraZeneca plc's Seroquel (quetiapine) and Bristol-Myers Squibb Company's Abilify (aripiprazole), or mood stabilizers, such as Janssen Pharmaceutica's Topamax (topiramate). In addition, Janssen's intranasal esketamine has recently shown a successful Phase 3 clinical trial in treatment-resistant depression and along with Allergan's rapastinel (formerly Naurex), both of which target the NMDA receptor and are expected to have a faster onset of therapeutic effect as compared to currently available therapies. Current treatments for Parkinson's Disease ("PD") are intended to improve the symptoms of patients. The cornerstone of PD therapy is levodopa, as it is the most effective therapy for reducing symptoms of PD. There are other drug therapies in development that will target the disease, such as gene and stem cell therapy and A2A receptor agonists. Currently, the majority of products in development for PD are still in the pre-clinical stage.

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

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because FDA has taken the position that, under certain circumstances, another drug with the same active chemical and pharmacological characteristics, or moiety, can be approved for the same condition. Specifically, the FDA's regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.

In addition, any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, withdrawals or recalls or other interruptions in the supply of our product candidates. We also may need to take inventory write-offs and incur other charges and expenses for product candidates that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application ("MAA") on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA, the EMA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, the EMA or comparable foreign authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a product candidate, withdrawal of an approval or suspension of production. As a result, our business, financial condition and results of operations may be materially and adversely affected.

Additionally, if supply from one manufacturer is interrupted, an alternative manufacturer would need to be qualified through an NDA supplement or MAA variation, or equivalent foreign regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies or trials if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost-control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. We believe our drugs will be priced significantly higher than existing generic drugs and consistent with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payors may not be willing to provide reimbursement for our drugs, which would significantly reduce the likelihood of our products gaining market acceptance.

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

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America's Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of October 31, 2019, we have 6 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our drug development and clinical activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of drug development or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our development programs and the development of our product candidates could be delayed.

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

We, and our suppliers, may experience a disruption in our, and their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the terms of the Ligand License Agreement, the licensors each have the right to terminate the Ligand License Agreement with respect to the programs licensed by such licensor under certain circumstances, including, but not limited to: (i) if we do not pay an amount that is not disputed in good faith, (ii) if we willfully breaches the Ligand License Agreement in a manner for which legal remedies would not be expected to make such licensor whole, or (iii) if we file or have filed against us a petition in bankruptcy or make an assignment for the benefit of creditors. In the event the Ligand License Agreement is terminated by a licensor, all licenses granted to us by such licensor will terminate immediately. Further, pursuant to the terms of the UC Regents License Agreement, the licensor has the right to terminate the UC Regents License Agreement or reduce our license to a nonexclusive license if we fail to achieve certain milestones within a specified timeframe. Similarly, pursuant to the terms of the Duke License Agreement, the licensor has the right to terminate the Duke License Agreement if we fail to achieve certain milestones within a specified timeframe.

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

*We are required to issue shares, make certain cash payments and may be required to pay milestones and royalties pursuant to certain commercial agreements, which could adversely affect the overall profitability for us of any products that we may seek to commercialize.

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended (the "Vyera APA"), with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera"), we are required to issue to Vyera in January 2020 that number of registered shares of our common stock equal to $2,250,000 divided by the 30-day volume weighted average price of the common stock calculated prior to such issuance date; however, we may elect, in our sole discretion, to pay Vyera cash (in whole or in part) in lieu of any shares of our common stock, we will be required to make cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, early January 2020, early April 2020 and early July 2020, respectively, and we will also be required to pay royalties to Vyera on net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Additionally, if we fail to timely issue shares or make the mandatory cash payments under the Vyera APA (subject to a cure period), Vyera has the right to require that all of the assets we purchased from Vyera and the liabilities we assumed from Vyera be returned, which would result in a return of our SLS-002 program to Vyera and our inability to further develop such program. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make cash payments to Dr. Weg in the amounts of $0.1 million and $0.125 million in January 2020 and January 2021, respectively, and will be required to make an additional cash payment of $0.2 million in January 2022 if certain conditions are not met.

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

As of October 31, 2019, Dr. Mehra, our sole executive officer and a director, owns approximately 11.4% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC ("Nasdaq") have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. Between February 27, 2019, the date of the closing of the Merger, and October 31, 2019, the holders of certain of our outstanding warrants to purchase shares of our common stock elected to exercise such warrants resulting in the issuance of approximately 14.3 million shares of our common stock, which increased the number of shares of our common stock outstanding substantially. As of October 31, 2019, these investors continued to hold warrants to purchase approximately 1.0 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

*The Financing Warrants contain price-based adjustment provisions which, if triggered, may cause substantial additional dilution to our stockholders.

On October 16, 2018, we entered into a Securities Purchase Agreement with the investors listed on the Schedule of Buyers attached thereto, as amended (the "Financing SPA"), pursuant to which, among other things, we agreed to issue warrants to purchase shares of our common stock (the "Financing Warrants"). As of October 31, 2019, Financing Warrants to purchase an aggregate of 1.0 million shares of our common stock with an exercise price of $0.9267 per share of common stock remain unexercised.

The outstanding Financing Warrants contain price-based adjustment provisions, pursuant to which the number of shares of our common stock that are issuable upon exercise of the Financing Warrants may be adjusted upward in the event of certain dilutive issuances by us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 27, 2019, we issued the August 2019 Warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement to certain institutional investors. Pursuant to the Securities Purchase Agreement, the combined purchase price for one share and one warrant to purchase half of a share of common stock in the registered offering and concurrent private placement was $1.50. We received total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees of approximately $0.5 million. The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The issuance of the August 2019 Warrants was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC.

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

4.25

Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

10.1	Amendment No. 2 to Asset Purchase Agreement, dated as of December 31, 2018, by and between Seelos Therapeutics, Inc. and Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG.

10.2#

Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019).

10.3#

Form of Stock Option Agreement under the Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 15, 2019).

10.4

Form of Securities Purchase Agreement, dated August 23, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

10.5

Placement Agency Agreement, dated August 23, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

10.6	Form of Leak-Out Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

10.7+	Amended and Restated Exclusive License Agreement, dated August 29, 2019, by and between Seelos Therapeutics, Inc. and Stuart Weg, MD.

10.8

Amendment No. 3 to Asset Purchase Agreement, dated October 15, 2019, by and between Seelos Therapeutics, Inc. and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019).

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
#    Management compensatory plan or arrangement.
+    Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: November 7, 2019	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)