Form 10-K
period 2019-12-31
SEELOS THERAPEUTICS, INC.
filed 2020-03-17
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

(646) 293-2100
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

As of February 27, 2020, 36,505,044 shares of the common stock, par value $0.001, of the registrant were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant's most recently completed second fiscal quarter: $39.8 million based upon the closing sale price of the registrant's common stock of $2.19 on that date. Shares of the registrant's common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the information contained in the registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding the intent, belief or current expectations of Seelos Therapeutics, Inc. and its subsidiaries ("we," "us," "our," the "Company" or "Seelos") and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC").

We have common law trademark rights in the unregistered marks "Seelos Therapeutics, Inc.," "Seelos" and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring International Center S.A. ("Ferring") in certain countries outside of the United States. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

ITEM 1. BUSINESS

We are a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System ("CNS") disorders and other rare disorders.

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (ASIB) for Major Depressive Disorder (MDD) and Post-Traumatic Stress Disorder (PTSD)	Phase I	Phase I data anticipated in Q1 2020

SLS-005 IV Trehalose	Sanfilippo Syndrome	Phase II	Currently screening in US

SLS-004 Gene Therapy	Parkinson's Disease (PD)	Phase II	Preclinical studies to commence soon

SLS-006 Partial Dopamine Agonist	Parkinson's Disease (PD)	Phase II/III	Evaluating studies to advance into late stage trials

SLS-007 Peptide Inhibitor	Parkinson's Disease (PD)	Pre-IND	Preclinical data expected in 2H 2020

SLS-008 CRTh2 Antagonist	Pediatric Esophagitis, Asthma, Atopic Dermatitis	Pre-IND	Formulation work underway

Lead Programs

Our lead programs are currently SLS-002 for the potential treatment of suicidality in major depressive disorder ("MDD") and in post-traumatic stress disorder ("PTSD"), and SLS-005 for the potential treatment of Sanfilippo syndrome.

SLS-002 is intranasal racemic ketamine with two investigational new drug applications ("INDs"), for the treatment of acute suicidal ideation and behavior ("ASIB") in MDD and in PTSD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 addresses an unmet need for an efficacious drug to treat suicidality in the U.S. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I), expected to be rapidly followed by pivotal registration studies after meeting with the FDA. We believe there is a large opportunity in the U.S. and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were more than 500,000 visits to emergency rooms for suicide attempts in 2013 in the U.S. alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for refractory depression and suicidality.

SLS-005 is IV Trehalose, a protein stabilizer that crosses the blood-brain-barrier, activates autophagy and lysosomal biogenesis. Based on the pre-clinical and in-vitro studies, there is a sound scientific rationale for developing Trehalose for the treatment of Sanfilippo syndrome. Trehalose is a low molecular weight disaccharide (.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood brain barrier. In animal models of several diseases associated with abnormal cellular-protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for oculopharyngeal muscular dystrophy ("OPMD") and spinocerebellar ataxia type 3 ("SCA3"), also known as Machado Joseph disease, with a good safety profile and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own two U.S. patents for parenteral administration of trehalose for patients with OPMD and SCA3, both of which are expected to expire in 2033. In addition, Orphan Drug Designation for OPMD and SCA3 has been secured in the U.S. and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of PD, SLS-008, targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Recent Developments

We recently announced interim data from our Phase I study of SLS-002. The study demonstrated that 60mg of SLS-002, when administered as a monotherapy and in combination with an oral antidepressant, was generally safe and well-tolerated. Further, on January 6, 2020, we announced the scheduling of a Type C meeting with the U.S. Food and Drug Administration ("FDA") in March 2020. In connection with this meeting, we will seek guidance for an adaptive Phase III trial of SLS-002 for Acute Suicidal Ideation and Behavior ("ASIB") in patients with MDD.

As a result of the scheduling of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to take advantage of the FDA's expedited programs for drug development and review.

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I), expected to be rapidly followed by pivotal registration studies after meeting with the FDA. We have scheduled a Type C meeting with the FDA in March 2020 to seek guidance for an adaptive Phase III trial of SLS-002 for ASIB in patients with MDD.

SLS-005 will be studied in a clinical trial which is a combined Phase IIb/III, multicenter study designed to assess safety, tolerability and efficacy of IV Trehalose in Sanfilippo syndrome A and B patients. Outcome measures include functional outcomes, biomarkers, neuro-cognitive assessments and quality of life measurements. Additionally, we intend to conduct a second study that will include Sanfilippo syndrome C and D patients as well as Sanfilippo syndrome A and B patients who do not meet the criteria of inclusion for the Phase IIb/III study into a separate expanded patient access study.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the SNCA gene responsible for expressing alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells (hiPSCs) of a Parkinson's Disease ("PD") patient, modified the expression on alpha-synuclein and exhibited reversal of the disease-related cellular-phenotypes characteristics of the neurons.

The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of alpha-synuclein protein emphasize the so-far unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of alpha-synuclein expression.

SLS-006 is a true partial dopamine agonist, originally developed by Wyeth Pharmaceuticals, Inc., with previous clinical studies on 340 subjects in various Phase I and Phase II studies. It is a potent D2/D3 agonist/antagonist that has shown promising efficacy with statistical significance in Phase II studies in early stage PD patients and an attractive safety profile. Moreover, it has also shown synergistic effect with reduced doses of L-DOPA. We are evaluating studies to advance the product candidate into late stage trials.

SLS-007 is a rationally designed peptide-based approach, targeting the NACore (nonamyloid component core) of alpha-synuclein to inhibit the protein from aggregation. Recent in-vitro and cell culture research have shown SLS-007 has the ability to stop the propagation and seeding of α-synuclein aggregates. We will evaluate the potential for in-vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in-vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti-alpha-synuclein peptidic inhibitors.

SLS-008 is an orally available antagonist for Chemoattractant Receptor-homologous molecules expressed on TH2 cells ("CRTh2"), targeted at chronic inflammation in asthma and a pediatric orphan indication. We have a "family" of compounds under our SLS-008 program. We intend to file an IND after completion of IND-enabling studies, which are currently in progress, in an undisclosed pediatric orphan indication where there is a high unmet need for an effective oral therapy.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including:

  SLS-010, an oral histamine H3A receptor antagonist that shows promising activity in narcolepsy and related disorders; and
  SLS-012, an injectable therapy for post-operative pain management.

Merger

On January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation ("STI"), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into STI, with STI (renamed as "Seelos Corporation") continuing as a wholly-owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger"). Upon completion of the Merger, our business became primarily the business conducted by STI, which was a clinical-stage biopharmaceutical company focused on the development and commercialization of CNS therapeutics with known mechanisms of action in areas with a highly unmet medical need. Also, on January 23, 2019, in connection with, and prior to the completion of, the Merger, we effected a reverse stock split of our common stock at a ratio of 1-for-30 (the "Reverse Stock Split"). Our previous ticker symbol was "APRI". Shares of our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol "SEEL" as of market open on January 24, 2019. See Note 1 to our consolidated financial statements for more information regarding the Merger.

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, we entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). At the closing of the Bioblast Asset Purchase (the "Bioblast Closing"), we paid to Bioblast $1.5 million in cash, and we agreed to pay to Bioblast an additional $2.0 million in cash by the one-year anniversary of the Bioblast Closing. Under the terms of the Bioblast Asset Purchase Agreement, we agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (1) within 15 days following the completion of our or our affiliate's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, we will pay to Bioblast $8.5 million in cash; and (2) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first new drug application (an "NDA") or New Drug Submission, respectively, of Trehalose filed by us or our affiliates, we will pay to Bioblast $8.5 million in cash. In addition, we agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, plans to begin a Phase II(b)/III clinical trial in up to 24 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. We will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle us to access all clinical data from this trial. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera")

On May 25, 2017, we entered into a non-binding term sheet to acquire TUR-002 (intranasal ketamine), which is now known as SLS-002, from Vyera. During the year ended December 31, 2017, we recorded $400,000 in research and development expenses related to the non-refundable but creditable payments to continue to negotiate exclusively with Vyera while we continued to identify financing terms with other parties to provide the necessary funding to purchase SLS-002.

On January 18, 2018, we entered into an Amendment to the May 25, 2017 term sheet for SLS-002 with Vyera. We paid $100,000 as a non-refundable but creditable payment to continue to negotiate exclusively with Vyera to purchase SLS-002.

On March 6, 2018, we entered into an Asset Purchase Agreement with Vyera, as amended by an amendment thereto entered into on May 18, 2018 and an amendment thereto entered into on December 31, 2018 (as amended, the "Vyera Agreement"), pursuant to which we agreed to acquire the assets (the "Vyera Assets"), and liabilities (the "Vyera Assumed Liabilities"), of Vyera related to a product candidate known as TUR-002 (intranasal ketamine), which is known as SLS-002. We are obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. We agreed that if we receive regulatory approval to commence a Phase III clinical trial for SLS-002 and no third party has alleged any claim of conflict, infringement, invalidity or other violation of any rights of others with regard to the Vyera Assets, then we must commence a Phase III clinical trial for SLS-002 by June 30, 2020 (the "Phase III Obligation"), and if we failed to do so, the Vyera Agreement would terminate immediately and become null and void and all of the Vyera Assets and the Vyera Assumed Liabilities would automatically be returned to Vyera. As partial consideration for the Vyera Assets, we agreed to make a non-refundable milestone payment of $3.5 million upon dosing of the first patient in a Phase III clinical trial for SLS-002 (the "Dosing Milestone").

In the event that we sell, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then we must pay Vyera an amount equal to 4% of the net proceeds actually received by us as an upfront payment in such sale.

As consideration for the Vyera Assets, we paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, upon public announcement of the entry by Apricus and STI into the Merger Agreement, we paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, we issued to Vyera 191,529 shares of common stock and paid Vyera a non-refundable cash payment $1,000,000. We agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $3.5 million upon dosing of the first patient in a Phase III clinical trial for SLS-002, (ii) $10.0 million upon approval by the FDA of an NDA, with respect to SLS-002, (iii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in the EU (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the EU, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the EU, Japan or the People's Republic of China (each, a "Major Market"), (iv) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (v) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (vi) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vii) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (viii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (ix) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. We will also pay to Vyera a royalty percentage in the mid-teens on aggregate annual net sales of SLS-002.

On October 15, 2019, we entered into an amendment (the "Amendment") to the Vyera Agreement with Vyera. Pursuant to the Amendment, we remain obligated to use our commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. However, the Amendment eliminates the Phase III Obligation. In addition, in replacement of our obligation to pay the Dosing Milestone, we agreed pursuant to the Amendment to (i) issue Vyera in January 2020 that number of registered shares of our common stock equal to $2,250,000 divided by the 30-day volume weighted average price of the common stock calculated prior to such issuance date, provided that we may elect, in our sole discretion, to pay Vyera cash (in whole or in part) in lieu of any shares of our common stock and (ii) make cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, early January 2020, early April 2020 and early July 2020, respectively (each, a "Payment Obligation"). In event we fail to timely meet a Payment Obligation (subject to a cure period), Vyera has the right to require that all of the Vyera Assets and the Vyera Assumed Liabilities be returned to Vyera. On October 18, 2019, we made an additional cash payment of $750,000 to Vyera. On January 2, 2020, we entered into the Stock Purchase Agreement with Vyera, pursuant to which we issued 1,809,845 shares of our common stock as partial consideration for the Vyera Assets. On January 7, 2020, we made a cash payment of $750,000 to Vyera.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, we entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the "Weg License Agreement"), pursuant to which we were granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, we paid an upfront license fee of $75,000 upon execution of the agreement. We agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. We paid the required $0.1 million on January 2, 2020. As further consideration, we agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of our common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission under an NDA or equivalent seeking regulatory approval in the United States, the United Kingdom, France, Germany, Italy, Spain, China or Japan, or seeking regulatory from the EMA in the EU, for such product (the "Milestone Product"), (iii) $3.0 million upon FDA approval of an NDA for the Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, and (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by us under milestones (i)-(v) will be $6.6 million. We will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

Acquisition of License from The Regents of the University of California

On March 7, 2019, we entered into an exclusive license agreement (the "UC Regents License Agreement") with The Regents of the University of California ("The UC Regents") pursuant to which we were granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, we paid to The UC Regents $0.1 million. Under the terms of the UC Regents License Agreement, we agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase I clinical trial, we will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, we will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., we will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, we will pay $1.0.million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, we will pay $2.5 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce our license to a nonexclusive license.

Acquisition of License from Duke University

On June 27, 2019, we entered into an exclusive license agreement (the "Duke License Agreement") with Duke University pursuant to which we were granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes alpha-synuclein expression. We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, we paid to Duke University $0.1 million. We agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, we will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, we will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, we will pay $1.0 million; and (v) within 30 days following an NDA approval, we will pay

$2.0 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

Acquisition of License from Ligand Pharmaceuticals Incorporated

On September 21, 2016, we entered into a License Agreement (the "License Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"), Neurogen Corporation and CyDex Pharmaceuticals, Inc. (collectively, the "Licensors"), pursuant to which, among other things, the Licensors granted to us an exclusive, perpetual, irrevocable, worldwide, royalty-bearing, nontransferable right and license under (i) patents related to a product known as Aplindore, which is now known as SLS-006, acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), which is now known as SLS-012, an H3 receptor antagonist, which is now known as SLS-010, and either or both of the Licensors' two proprietary CRTh2 antagonists, which are now known collectively as SLS-008 (collectively, the "Licensed Products"), and (ii) copyrights, trade secrets, moral rights and all other intellectual and proprietary rights related thereto. We are obligated to use commercially reasonable efforts to (a) develop the Licensed Products, (b) obtain regulatory approval for the Licensed Products in the United States or a Major Market, and (c) commercialize the Licensed Products in each country where regulatory approval is obtained. We have the exclusive right and sole responsibility and decision-making authority to research and develop any Licensed Products and to conduct all clinical trials and non-clinical studies we believe appropriate to obtain regulatory approvals for commercialization of the Licensed Products. We also have the exclusive right and sole responsibility and decision-making authority to commercialize any of the Licensed Products.

As partial consideration for the grant of the rights and licenses under the License Agreement, we paid to Ligand a nominal option fee. As further partial consideration for the grant of the rights and licenses to us under the License Agreement, we are obligated to pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by us of debt and/or equity securities for gross proceeds to us of at least $7.5 million. In connection with the closing of the Merger, we issued 392,307 shares of common stock to settle this obligation. As further partial consideration for the grant of the rights and licenses to us by Ligand under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to us in the event of our initial public offering or a financing transaction consummated in connection with a transaction as a result of which our business becomes owned or controlled by an existing issuer with a class of securities registered under the Exchange Act and immediately after such transaction, the security holders of us as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to us in the event we are acquired. In connection with the closing of the Merger, we issued 408,946 shares of common stock to settle this obligation.

As further partial consideration for the grant of the rights and licenses under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products, other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $750,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $3.0 million upon FDA approval of an application for a particular Licensed Product, (iii) $1.125 million upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $1.125 million upon regulatory approval in a second Major Market for a particular Licensed Product.

As further partial consideration for the grant of the rights and licenses under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $100,000 upon submission of an application with the FDA or equivalent foreign body for such a particular Licensed Product, (ii) $350,000 upon FDA approval of an application for such a particular Licensed Product, (iii) $125,000 upon regulatory approval in a Major Market for such a particular Licensed Product, and (iv) $125,000 upon regulatory approval in a second Major Market for such a particular Licensed Product.

As further partial consideration for the grant of the rights and licenses under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable commercial milestone payments in connection with the Licensed Products, consisting of (i) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (ii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (iii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), (iv) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists, (v) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (vi) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (vii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), and (viii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists.

We will also pay to Ligand middle single-digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent and a tiered incremental royalty in the upper single digit to lower double digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent. Additionally, we will pay to Ligand low single digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent and a tiered incremental royalty in the lower single digit to middle single digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent.

Legacy Pre-Merger Programs

As a result of the Merger, our going-forward operations will be primarily those of STI. Pursuant to the Merger, we retained certain assets and technologies that were Apricus' assets and technologies before the consummation of the Merger. Despite our expectation that our primary operations will be those of STI on a going-forward basis, we may choose to monetize legacy Apricus assets in the future. We may also seek to monetize such assets pursuant to certain contractual obligations. Prior to the closing of the Merger, in addition to strategic efforts, we had been historically focused on the development of innovative product candidates in the areas of urology and rheumatology. We have two legacy product candidates: a product candidate in the United States intended for the topical treatment of erectile dysfunction ("ED"), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc ("Allergan") (the "CRV Product Candidate"); and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights (the "Raynaud's Product Candidate").

The CVR Product Candidate is a topically-applied cream formulation of alprostadil, which is designed to dilate blood vessels. This combined with NexACT, our proprietary permeation enhancer, increases blood flow to the penis, causing an erection.

On February 15, 2018, the FDA, issued a complete response letter (a "CRL" and such CRL, the "2018 CRL") for the NDA for the CVR Product Candidate. A CRL is a communication from the FDA that informs companies that an application cannot be approved in its present form. In April 2018, we met with the FDA and confirmed that two new Phase III clinical efficacy trials would be necessary at a lower formulation concentration in order to potentially reach approval. We have initiated discussions with parties for the U.S. assets and rights related to the CVR Product Candidate to enable the CVR Product Candidate's continued development and potential approval in exchange for financial terms commensurate with a development stage asset.

On March 8, 2017, we entered into the Ferring Asset Purchase Agreement, pursuant to which we sold to Ferring our ex-US assets and rights related to products in development intended for the topical treatment of ED, which are known as Vitaros outside of the United States, for approximately $12.7 million, which consisted of an upfront payment of $11.5 million, approximately $0.7 million for the delivery of certain product-related inventory, and an aggregate of $0.5 million related to transition services.

In 2009, Warner Chilcott Company, Inc., now a subsidiary of Allergan, acquired the commercial rights to CVR Product Candidate in the United States. In September 2015, we entered into a license agreement and amendment to the original agreement with Warner Chilcott Company, Inc., granting us exclusive rights to develop and commercialize CVR Product Candidate in the United States. If the NDA is approved by the FDA, Allergan has a one-time opt-in right to assume all future commercialization activities for CVR Product Candidate in the United States. If Allergan exercises its opt-in right, we may receive up to a total of $25 million in upfront and potential launch milestone payments, plus a double-digit royalty on net sales of CVR Product Candidate. If Allergan elects not to exercise its opt-in right, we may commercialize the product, and in return, pay Allergan a high double-digit royalty on our net sales of the product.

In 2008, the FDA issued a CRL (the "2008 CRL") for the NDA for the CVR Product Candidate, identifying certain deficiencies in the application. Based on our subsequent interactions with the FDA and after completion of further drug-device engineering and other activities intended to address issues previously raised in the 2008 CRL, which included human factor testing as well as new non-clinical studies, we resubmitted the NDA for the CVR Product Candidate in August 2017. The 2018 CRL indicated that the modest treatment effect did not outweigh certain safety concerns specific to the 2.5% concentration of our permeation enhancer NexACT ("DDAIP.HCl") contained in the current formulation and identified deficiencies related to chemistry, manufacturing and controls ("CMC"). In April 2018, at our end-of-review meeting with the FDA, the FDA confirmed that we should develop a new CVR Product Candidate formulation that reduces the concentration of DDAIP.HCl from 2.5% to 0.5% in order to address the tumor promotion and partner transference safety concerns noted in the 2018 CRL. The FDA also confirmed that two new Phase III clinical efficacy trials with the reformulated product should be conducted prior to resubmitting the NDA and that the trials should include an assessment of the potential risk of enhanced sexually transmitted infections with the new formulation. In addition, the FDA requested certain pharmacokinetic assessments that we expect can be completed as part of the requested Phase III program and any additional clinical or commercial safety data generated prior to a resubmission. Lastly, the FDA stated that the CMC section in the resubmission will need to be updated with data generated during development of the new formulation.

The Raynaud's Product Candidate is intended for the treatment of Raynaud's Phenomenon associated with scleroderma (systemic sclerosis). Raynaud's Phenomenon is characterized by the constriction of the blood vessels in response to cold or stress of the hands and feet, resulting in reduced blood flow and the sensation of pain, which can be severe. The Raynaud's Product Candidate is a topically-applied cream formulation of alprostadil designed to dilate blood vessels, which is combined with our proprietary permeation enhancer NexACT, and applied on-demand to the affected extremities. The Raynaud's Product Candidate received authorization in May 2014 from the FDA to begin clinical studies. We reported results from our Phase IIa clinical trial of The Raynaud's Product Candidate for the treatment of Raynaud's Phenomenon secondary to scleroderma in September 2015. We are still assessing whether the safety concerns raised in the FDA's 2018 CRL specific to the 2.5% concentration of DDAIP.HCl contained in the current formulation of the CVR Product Candidate will affect the future development path of the Raynaud's Product Candidate since the underlying NexACT technology is utilized in both. We will not initiate any future clinical studies without a collaboration partner.

NexACT Drug Delivery Technology

The NexACT drug delivery technology consists of a proprietary small molecule permeation enhancer called Dodecyl 2-(N,N dimethylamino)-propionate ("DDAIP") that enables the rapid absorption of high concentrations of an active pharmaceutical ingredient directly at the target site, which is designed to enhance the delivery of an active drug to the patient. We are still assessing how the safety concerns specific to the 2.5% concentration of DDAIP.HCl contained in the current formulation of the CVR Product Candidate raised in the 2018 CRL may impact future development activities for other product candidates utilizing NexACT technology. The safety concerns raised were specific to the CVR Product Candidate for the treatment of ED and are not necessarily transferable to other product candidates. As part of the Ferring Asset Purchase Agreement, we transferred the non-U.S. patents related to DDAIP and DDAIP in combination with alprostadil and received a perpetual, exclusive (even as to Ferring), fully transferable, fully sublicensable, royalty-free, fully paid-up license to such patents in certain fields other than sexual dysfunction.

Patent Portfolio

As of February 27, 2020, we owned or in-licensed approximately 37 issued patents that relate to our core programs, which will expire from 2020 through 2034, approximately. Also, as of that same date, we owned or in-licensed approximately 43 patent applications that relate to our core programs, which if ultimately issued would expire as late as approximately 2039, based upon the potential expiration date of the last to expire of those patent applications.

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

Trademark Portfolio

As of February 27, 2020, we owned approximately 5 registered trademarks and 2 pending trademark applications worldwide. We have common law trademark rights in the unregistered marks "Seelos Therapeutics, Inc.," "Seelos" and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring in certain countries outside of the United States.

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

United States Government Regulation

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"), and its implementing regulations. Drugs and devices are also subject to other federal, state and local statutes and regulations. Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product's primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we have and plan to continue to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the unit-dose dispenser to be marketed together with our product candidates, though the device component will need to comply with certain requirements applicable to devices. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

  submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
  completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA's Good Laboratory Practice regulations;
  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication in accordance with good clinical practices ("GCPs");
  submission to the FDA of an NDA after completion of all pivotal clinical trials;
  a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
  satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient ("API"), and finished drug product are produced and tested to assess compliance with good manufacturing Practices ("cGMP") regulations; and
  FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

  Phase I. Phase I includes the initial introduction of an investigational new drug into humans. Phase I clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug's pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials. The total number of participants included in Phase I clinical trials varies, but is generally in the range of 20 to 80.
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

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A complete response letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a risk evaluation and mitigation strategy to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product's safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

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

The Hatch-Waxman Amendments

ANDA Approval Process

The Hatch-Waxman Act, established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application ("ANDA") with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug.

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

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity ("NCE"), which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An "active moiety"

is defined as the molecule or ion responsible for the drug substance's physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA's findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application ("CTA"), must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with cGCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under EU regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the United States is similar to that required in Europe, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with cGCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Authorization Procedures in the European Union

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures.

  Centralized Procedure. Under the Centralized Procedure a so-called Community Marketing Authorization is issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA. The Community Marketing Authorization is valid throughout the entire territory of the European Economic Area ("EEA") (which includes the 27 Member States of the EU plus Norway, Liechtenstein and Iceland). The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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
    Decentralized Procedure. Using the Decentralized Procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the Decentralized Procedure the applicant chooses one country as Reference Member State. The regulatory authority of the Reference Member State will then be in charge of leading the assessment of the marketing authorization application.
    Mutual Recognition Procedure. In the Mutual Recognition Procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In the EU, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator's data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator's data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU's regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act ("HITECH"), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates," defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Employees

As of February 27, 2020, we had 6 full time employees in the United States. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Corporate Information

We were incorporated under the laws of the State of Nevada in 1987, as NexMed, Inc. On September 10, 2010, we changed our name to "Apricus Biosciences, Inc." On January 24, 2019, we completed the Merger with STI (formerly known as Seelos Therapeutics, Inc.), a Delaware corporation, and, upon completion of the Merger, we changed our name to "Seelos Therapeutics, Inc." Shares of our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol "SEEL" as of market open on January 24, 2019.

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

Risks Related to the Company

We are a clinical-stage company, the company has a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage biopharmaceutical company. Since our incorporation, we have focused primarily on the development and acquisition of clinical-stage therapeutic candidates, which has not changed as a result of the completion of the business combination between Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), and Seelos Therapeutics, Inc., a Delaware corporation ("STI"), in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on July 30, 2018, pursuant to which (i) a subsidiary of Apricus merged with and into STI, with STI (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger"). All of our therapeutic candidates are in the clinical development stage and none of our pipeline therapeutic candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $56.1 million from our inception through December 31, 2019.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek partnering and/or regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the "FDA") the European Medicines Agency (the "EMA") or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the licensing and development of our core assets, SLS-002, SLS-005 and SLS-006 and our other earlier-stage assets, SLS-004, SLS-007, SLS-008, SLS-010 and SLS-012. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our pipeline product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates may fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

To receive regulatory approval for the commercialization of our core assets, SLS-002, SLS-005 and SLS-006 and our earlier-stage assets, SLS-004, SLS-007, SLS-008, SLS-010 and SLS-012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

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

We currently do not have strategic collaborations in place for clinical development of any of our current product candidates, except for our collaborative agreement with Team Sanfilippo Foundation ("TSF"), which we assumed in connection with the asset purchase agreement with Bioblast Pharma Ltd. for IV Trehalose, which is now known as SLS-005. Therefore, in the future, we or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA, the EMA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA, the EMA or comparable foreign authorities may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

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

Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As of December 31, 2019, we had a cash balance of approximately $10.3 million. On February 13, 2020, we completed an underwritten public offering pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to purchase additional shares to cover over-allotments. The net proceeds to us from the offering were approximately $5.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. On March 16, 2020, we completed an additional underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from the offering were approximately $3.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

As a result of our recurring losses from operations, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2019 included a "going concern" explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As further discussed in the risk factor "As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.", we will no longer be permitted to use our existing registration statements on Form S-3, including our shelf registration statement on Form S-3, as of the filing date of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the earliest we would regain the ability to use Form S-3 is June 1, 2020. At that time, we may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. In addition, if, and/or when, we regain eligibility to use our shelf registration statement on Form S-3, under current SEC regulations, in the event that the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement") (if we determine to un-suspend the continuous offering thereunder), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of February 27, 2020, our public float was approximately $51.9 million based on 36.5 million shares of our common stock outstanding at a price of $1.56 per share, which was the closing sale price of our common stock on January 8, 2020. Our public float was less than $75.0 million as of February 27, 2020, therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings "off the shelf" under Rule 415 of the Securities Act of 1933, as amended (the "Securities Act"). The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditions and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3 eligibility requirements, we will no longer be permitted to use our existing registration statements on Form S-3 as of the filing date of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As a consequence, absent a waiver of the Form S-3 eligibility requirements, we are not permitted to sell all of the amount of common stock we could otherwise sell, subject to the limits of General Instruction I.B.6 of Form S-3, under the Equity Distribution Agreement (if we determine to un-suspend the continuous offering thereunder), which could adversely affect our ability to run our operations and progress our product development programs. We will not be permitted to conduct an "at the market offering" pursuant to the Equity Distribution Agreement absent an effective primary registration statement on Form S-3.

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

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to commence product sales and generate product revenues from any of our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs and slow down our product candidate development and approval process. Delays in completing our clinical trials could also allow our competitors to obtain marketing approval before we do or shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Patients with treatment-resistant depression often require treatment with several antidepressants, such as an SSRI or SNRI, combined with an "adjunct" therapy such as an antipsychotic compound, such as AstraZeneca plc's Seroquel (quetiapine) and Bristol-Myers Squibb Company's Abilify (aripiprazole), or mood stabilizers, such as Janssen Pharmaceutica's Topamax (topiramate). In addition, Janssen's Spravato (intranasal esketamine), which has been approved for treatment-resistant depression, targets the NMDA receptor and is expected to have a faster onset of therapeutic effect as compared to currently available therapies.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the United States and Europe, obtaining orphan drug approval may allow us to obtain financial incentives, such as an extended period of exclusivity during which only we are allowed to market the orphan drug. While we plan to seek orphan drug designation from the FDA for SLS-005 for Sanfilippo syndrome and SLS-008 for the treatment of a pediatric indication, we, or any future collaborators, may not be granted orphan drug designations for our product candidates in the U.S. or in other jurisdictions.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as the recent coronavirus disease 2019 (COVID-19), power failures and numerous other factors.

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

Large public and private payors, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Such third-party payors, including Medicare, may question the coverage of, and challenge the prices charged for, medical products and services, and many third-party payors limit coverage of or reimbursement for newly approved healthcare products. In particular, third-party payors may limit the covered indications. Cost- control initiatives could decrease the price we might establish for products, which could result in product revenues being lower than anticipated. We believe our drugs will be priced significantly higher than existing generic drugs and consistent with current branded drugs. If we are unable to show a significant benefit relative to existing generic drugs, Medicare, Medicaid and private payors may not be willing to provide reimbursement for our drugs, which would significantly reduce the likelihood of our products gaining market acceptance.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "PPACA"), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers' rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of "average manufacturer price" ("AMP"), which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the "donut hole." Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

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

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020. A significant portion of the regulatory framework in the United Kingdom is derived from the regulations of the European Union, and European Union pharmaceutical law remains applicable to the United Kingdom until December 31, 2020. We cannot predict what consequences the withdrawal of the United Kingdom from the European Union might have on the regulatory frameworks of the United Kingdom or the European Union, or on our future operations, if any, in these jurisdictions.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of February 27, 2020, we have 6 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Our executive officer does not have experience in managing and operating a public company, which could have an adverse effect on his ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our executive officer does not have experience managing and operating a public company, we may need to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

We currently carry product liability insurance for our clinical development activities. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Our research and development activities involve the use of hazardous materials, which subject us to regulation, related costs and delays and potential liabilities.

Our research and development activities involve the controlled use of hazardous materials and chemicals, and we will need to develop additional safety procedures for the handling and disposing of hazardous materials. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural disaster, such as an earthquake, hurricane, flood or fire, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Because several of our programs require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain and exploit these proprietary rights. In addition, we may need to acquire or in-license additional intellectual property in the future. We may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates. We face competition with regard to acquiring and in-licensing third- party intellectual property rights, including from a number of more established companies. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license intellectual property rights to us. We also may be unable to acquire or in-license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Pursuant to the terms of the Ligand License Agreement, the licensors each have the right to terminate the Ligand License Agreement with respect to the programs licensed by such licensor under certain circumstances, including, but not limited to: (i) if we do not pay an amount that is not disputed in good faith, (ii) if we willfully breach the Ligand License Agreement in a manner for which legal remedies would not be expected to make such licensor whole, or (iii) if we file or have filed against us a petition in bankruptcy or make an assignment for the benefit of creditors. In the event the Ligand License Agreement is terminated by a licensor, all licenses granted to us by such licensor will terminate immediately. Further, pursuant to the terms of the UC Regents License Agreement, the licensor has the right to terminate the UC Regents License Agreement or reduce our license to a nonexclusive license if we fail to achieve certain milestones within a specified timeframe. Similarly, pursuant to the terms of the Duke License Agreement, the licensor has the right to terminate the Duke License Agreement if we fail to achieve certain milestones within a specified timeframe.

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

We are required to issue shares, make certain cash payments and may be required to pay milestones and royalties pursuant to certain commercial agreements, which could adversely affect the overall profitability for us of any products that we may seek to commercialize.

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended (the "Vyera APA"), with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera") we will be required to make cash payments to Vyera in the amounts of $1.0 million and $1.0 million in April 2020 and July 2020, respectively, and we will also be required to pay royalties to Vyera on net sales of SLS-002. We will also be required to pay $2.0 million in cash and up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Additionally, if we fail to timely make the mandatory cash payments under the Vyera APA (subject to a cure period), Vyera has the right to require that all of the assets we purchased from Vyera and the liabilities we assumed from Vyera be returned, which would result in a return of our SLS-002 program to Vyera and our inability to further develop such program. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make cash payments to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, we will be required to make an additional cash payment of $0.2 million in January 2022.

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

We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non- exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys' fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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
  public health crises, pandemics and epidemics, such as the recent coronavirus disease 2019 (COVID-19);
  sales of our common stock by us or our stockholders in the future; and
  trading volume of our common stock.

In addition, the stock market in general, and small biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

We must continue to satisfy the Nasdaq Capital Market's continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, The Nasdaq Stock Market LLC ("Nasdaq") will send a deficiency notice to the company, advising that it has been afforded a "compliance period" of 180 calendar days to regain compliance with the applicable requirements.

A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees.

On November 6, 2019, we were notified that, based on the previous thirty consecutive business days, our common stock no longer met the minimum $1.00 bid price per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) and at that time, we were provided 180 calendar days, or until May 4, 2020, to regain compliance. On December 26, 2019, we were notified by Nasdaq that for more than the last ten consecutive business days, from December 6, 2019 through December 24, 2019, the closing bid price of our common stock had been at $1.00 per share or greater and that we had regained compliance with Nasdaq Listing Rule 5550(a)(2). While we have regained compliance with the Nasdaq Capital Market's continued listing requirements, there is no guarantee that we will remain in compliance with such listing requirements in the future.

An active trading market for our common stock may not be sustained, and you may not be able to resell your common stock at a desired market price.

If no active trading market for our common stock is sustained, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future or impair our ability to acquire or in-license other product candidates, businesses or technologies using our shares as consideration.

Our management owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 27, 2020, Dr. Mehra, our sole executive officer and a director, owns approximately 8.8% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of February 27, 2020, we have outstanding warrants to purchase an aggregate of approximately 3.6 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

The Financing Warrants contain price-based adjustment provisions which, if triggered, may cause substantial additional dilution to our stockholders.

On October 16, 2018, we entered into a Securities Purchase Agreement with the investors listed on the Schedule of Buyers attached thereto, as amended, pursuant to which, among other things, we agreed to issue warrants to purchase shares of our common stock (the "Financing Warrants").

The outstanding Financing Warrants contain price-based adjustment provisions, pursuant to which the exercise price of the Financing Warrants may be adjusted downward in the event of certain dilutive issuances by us.

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of March 16, 2020, the Financing Warrants were exercisable for approximately 0.9 million shares of our common stock at an exercise price of $0.60 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

Further, NRS 78.139 also provides that directors may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to or not in the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies or constituencies pursuant to NRS 78.138(4).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease one corporate office property in New York, New York, as our corporate office space for approximately 300 square feet. We believe that our leased facility is generally well maintained and in good operating condition and that the space is suitable and sufficient for our operational needs.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol "SEEL." Before January 24, 2019, our common stock was trading under the ticker symbol "APRI". The daily market activity and closing prices of our common stock can be found at www.nasdaq.com.

On February 27, 2020, the last reported sales price for our common stock on the Nasdaq Capital Market was $0.84 per share, and we had approximately 100 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company ("DTC"). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if the common stock price appreciates.

Equity Compensation Plan

The following table gives information as of December 31, 2019 about shares of our common stock that may be issued upon the exercise of options under our existing equity compensation plans:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
Plan category	(a)	(b)(1)	column (a)(2)
Equity compensation plans approved by security holders(3)(4)	393,582	$11.72	-
Equity compensation plans not approved by security holders(5)	128,101	$1.37	871,899
Total	521,683	$9.18	871,899
(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2019.
(2)

Consists entirely of shares of common stock that remain available for future issuance under the Seelos Therapeutics, Inc. 2019 Inducement Plan (the "Inducement Plan") and the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the "2012 Plan") as of December 31, 2019.

(3)	Consists of options outstanding as of December 31, 2019 under 2012 Plan and the NexMed, Inc. 2006 Stock Incentive Plan.
(4)

The number of shares of our common stock available for issuance under the 2012 Plan will increase automatically on January 1st of each year, beginning January 1, 2020 and ending on (and including) January 1, 2029 by the lesser of (a) 4% of the number of shares of our common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by our board of directors on or prior to each such January 1.

(5)

Consists of the Inducement Plan and the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan"). See Note 8 to our consolidated financial statements for more information regarding the 2019 Plan and the 2016 Plan.

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

Merger

On January 24, 2019, Apricus completed the Merger with STI. Upon completion of the Merger, we changed our name to Seelos Therapeutics, Inc. and focused on the development and commercialization of CNS therapeutics with known mechanisms of action in areas with a highly unmet medical need. Also, on January 23, 2019, in connection with, and prior to the completion of, the Merger, we effected the Reverse Stock Split. Shares of our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol "SEEL" as of market open on January 24, 2019. Our previous ticker symbol was "APRI". See Note 1 to our consolidated financial statements for more information regarding the Merger.

Pipeline

We are planning on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs are currently SLS-002 for the potential treatment of suicidality in MDD and in PTSD, and SLS-005 for the potential treatment of Sanfilippo syndrome.

SLS-002 is intranasal racemic ketamine with two INDs for the treatment of ASIB in MDD and PTSD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 addresses an unmet need for an efficacious drug to treat suicidality in the U.S. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I), expected to be rapidly followed by pivotal registration studies after meeting with the FDA. We believe there is a large opportunity in the U.S. and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were more than 500,000 visits to emergency rooms for suicide attempts in 2013 in the U.S. alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for refractory depression and suicidality.

We recently announced interim data from our Phase I study of SLS-002. The study demonstrated that 60mg of SLS-002, when administered as a monotherapy and in combination with an oral antidepressant, was generally safe and well-tolerated. Further, on January 6, 2020, we announced the scheduling of a Type C meeting with the FDA in March 2020. In connection with this meeting, we will seek guidance for an adaptive Phase III trial of SLS-002 for ASIB in patients with MDD.

As a result of the scheduling of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to take advantage of the FDA's expedited programs for drug development and review.

SLS-005is IV Trehalose, a protein stabilizer that crosses the blood-brain-barrier, activates autophagy and lysosomal biogenesis. Based on the pre-clinical and in-vitro studies, there is a sound scientific rationale for developing Trehalose for the treatment of Sanfilippo syndrome. Trehalose is a low molecular weight disaccharide (.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood brain barrier. In animal models of several diseases associated with abnormal cellular-protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for OPMD and SCA3, also known as Machado Joseph disease, with a good safety profile and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own two U.S. patents for parenteral administration of Trehalose for patients with OPMD and SCA3, both of which are expected to expire in 2033. In addition, Orphan Drug Designation for OPMD and SCA3 has been secured in the U.S. and in the EU. In February 2019, we assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. SLS-005 will be studied in a clinical trial which is a combined Phase IIb/III, multicenter study designed to assess safety, tolerability and efficacy of IV Trehalose in Sanfilippo syndrome A and B patients. Outcome measures include functional outcomes, biomarkers, neuro-cognitive assessments and quality of life measurements. Additionally, we intend to conduct a second study that will include Sanfilippo syndrome C and D patients as well as Sanfilippo syndrome A and B patients who do not meet the criteria of inclusion for the Phase IIb/III study into a separate expanded patient access study. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of PD, SLS-008, targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the SNCA gene responsible for expressing alpha- synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells (hiPSCs) of a PD patient, modified the expression on alpha-synuclein and exhibited reversal of the disease-related cellular-phenotypes characteristics of the neurons.

The multiplication and/or mutation of the SNCA gene has been implicated as a highly significant risk factor for PD, as it leads to overexpression of alpha-synuclein protein that misfolds into alpha-synuclein aggregates that comprise the Lewy bodies and Lewy neurites. In addition, accumulative evidence suggests that elevated levels of alpha-synuclein are causative in the pathogenesis of PD. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of alpha-synuclein protein emphasize the so-far unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of alpha-synuclein expression.

SLS-006 is a true partial dopamine agonist, originally developed by Wyeth Pharmaceuticals, Inc., with previous clinical studies on 340 subjects in various Phase I and Phase II studies. It is a potent D2/D3 agonist/antagonist that has shown promising efficacy with statistical significance in Phase II studies in early stage PD patients and an attractive safety profile. Moreover, it has also shown synergistic effect with reduced doses of L-DOPA. We are evaluating studies to advance the product candidate into late stage trials.

SLS-007 is a rationally designed peptide-based approach, targeting the NACore (nonamyloid component core) of alpha-synuclein to inhibit the protein from aggregation. Recent in-vitro and cell culture research have shown SLS-007 has the ability to stop the propagation and seeding of α-synuclein aggregates. We will evaluate the potential for in-vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in-vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti-alpha-synuclein peptidic inhibitors.

SLS-008 is an orally available antagonist for Chemoattractant Receptor-homologous molecules expressed on TH2 cells ("CRTh2"), targeted at chronic inflammation in asthma and a pediatric orphan indication. We have a "family" of compounds under our SLS-008 program. We intend to file an IND after completion of IND-enabling studies, which are currently in progress, in an undisclosed pediatric orphan indication where there is a high unmet need for an effective oral therapy.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including:

  SLS-010, an oral histamine H3A receptor antagonist that shows promising activity in narcolepsy and related disorders; and
  SLS-012, an injectable therapy for post-operative pain management.

Acquisition of Assets from Bioblast

On February 15, 2019, we entered into the Bioblast Asset Purchase Agreement with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose. At the Bioblast Closing, we paid to Bioblast $1.5 million in cash, and we agreed to pay to Bioblast an additional $2.0 million in cash by the one-year anniversary of the Bioblast Closing. Under the terms of the Bioblast Asset Purchase Agreement, we agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (1) within 15 days following the completion of our or our affiliate's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, we will pay to Bioblast $8.5 million in cash; and (2) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by us or our affiliates, we will pay to Bioblast $8.5 million in cash. In addition, we agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, plans to begin a Phase II(b)/III clinical trial in up to 24 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. We will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle us to access all clinical data from this trial. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Acquisition of License from The Regents of the University of California

On March 7, 2019, we entered into the UC Regents License Agreement pursuant to which we were granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, we paid to The UC Regents $0.1 million. Under the terms of the UC Regents License Agreement, we agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase I clinical trial, we will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, we will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., we will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, we will pay $1.0.million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, we will pay $2.5 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce our license to a nonexclusive license.

Acquisition of License from Duke University

On June 27, 2019, we entered into the Duke License Agreement pursuant to which we were granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes alpha-synuclein expression. We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, we paid to Duke University $0.1 million. Under the terms of the Duke License Agreement, we agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, we will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, we will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, we will pay $1.0 million; and (v) within 30 days following an NDA approval, we will pay $2.0 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

  Advancing SLS-002 in suicidality in MDD and PTSD;
  Advancing SLS-005 in Sanfilippo syndrome;
  Advancing SLS-004 in PD;
  Advancing SLS-006 in PD;
  Advancing SLS-007 in PD as a monotherapy;
  Filing an IND for SLS-008 in pediatric esophagitis and another undisclosed indication;
  Forming strategic collaborations in the EU and Asian markets; and
  Acquiring synergistic assets in the central nervous system therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of ED, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Results of Operations

Revenues

We recorded $375,000 and $0 in grant revenue during the year ended December 31, 2019 and 2018, respectively. The $375,000 increase in revenue in 2019 was related to our amended agreement with TSF, pursuant to which we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Operating Expense

Operating expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Operating expense
Research and development	$22,563	$553
General and administrative	7,559	2,631
Total operating expense	$30,122	$3,184

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $22.0 million increase in R&D expense during the year ended December 31, 2019, as compared to the same period in 2018, are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development expenses
Cash payments for licenses	$8,733	$400
Non-cash payments licenses	5,250	-
Clinical trial expenses	2,821	-
Manufacturing expenses	2,706	27
Employee compensation	1,718	-
Contract consulting expenses	1,132	126
Other research and development expenses	203	-
Total research and development expenses	$22,563	$553

The $22.0 million increase in R&D expense during the year ended December 31, 2019, as compared to the same period in 2018, resulted primarily from the $8.7 million for cash payments made or accrued for licenses for SLS-002, SLS-004, SLS-005 and SLS-007, $5.3 million in non-cash charges for common stock issued for licenses for SLS-002 and SLS-006. The increase was also due to clinical trial costs of approximately $2.8 million, manufacturing costs approximately $2.7 million, $1.7 million in employee related costs for personnel that were hired during the year and $1.1 million for contract consulting expenses.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses increased by $4.9 million during the year ended December 31, 2019, as compared to the same period in 2018. This increase was primarily due to $2.0 million for costs associated with the Merger for legal and administrative costs which we do not expect to continue going forward. This increase was also due to costs associated with becoming a publicly traded company on January 24, 2019, including by not limited to, legal, insurance, investor relations, accounting and Nasdaq listing fee costs of approximately $1.7 million and approximately $600,000 in employee-related costs for personnel that were hired during the year.

Other Income and Expense

Other income and expense was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Other income (expense)
Interest income	$151	$-
Interest expense	(29)	(131)
Loss on warrant issuance	(5,020)	-
Change in fair value of warrant liabilities	(16,501)	-
Change in fair value of convertible notes payable	(109)	(160)
Total other expense	$(21,508)	$(291)

Interest Income

Interest income was $151,000 and $0 for the year ended December 31, 2019 and 2018, respectively. The increase is due to investing excess cash during the year ended December 31, 2019.

Interest Expense

Interest expense was $29,000 and $131,000 for the year ended December 31, 2019 and 2018, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019, offset partially by interest expense for the financing of our director and officer liability insurance policies during 2019.

Loss on warrant issuance

Loss on warrant issuance was $5.0 million and $0 for the year ended December 31, 2019 and 2018, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $963,000 at December 31, 2019. The change in fair value of warrant liabilities of $16.5 million is due to revaluation of the two series of warrants to purchase shares of common stock issued on January 24, 2019 (the "Series A Warrants" and the "Series B Warrants" and, together, the "Pre-Merger Warrants") pursuant to that certain Securities Purchase Agreement by and among Apricus, STI and the investors listed on the Schedule of Buyers attached thereto (the "Pre-Merger SPA") during the year ended December 31, 2019.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was an expense of $109,000 and $160,000 during the year ended December 31, 2019 and 2018, respectively.

Liquidity, Capital Resources and Financial Condition

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, we had $10.3 million in cash and an accumulated deficit of $56.1 million. We have historically funded our operations through the issuance of convertible notes (the "Notes") (see Note 6 to our consolidated financial statements), the sale of common stock (see Note 3 to our consolidated financial statements) and the exercise of warrants (see Note 7 to our consolidated financial statements).

On February 13, 2020, we completed an underwritten public offering pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to cover over-allotments. The net proceeds to us from this offering were approximately $5.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. On March 16, 2020, we completed an additional underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from this offering were approximately $3.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

On August 23, 2019, we entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement"), pursuant to which we agreed to issue and sell an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses (see Note 3 to our consolidated financial statements). We also agreed to issue to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50.

On June 17, 2019, we entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to we may offer and sell, from time to time, through Piper Jaffray up to $50,000,000 in shares of our common stock. During the year ended December 31, 2019, we sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement (see Note 3 to our consolidated financial statements). On August 23, 2019, we suspended our continuous offering under the Equity Distribution Agreement.

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

On October 16, 2018, we entered into the Pre-Merger SPA. Pursuant to the Pre-Merger SPA, among other things, we issued to the Buyers (i) an aggregate of 1,829,406 shares of common stock and (ii) the Pre-Merger Warrants for an aggregate purchase price of approximately $18.0 million, in connection with the closing of the Merger (net proceeds of $16.5 million, after payment of transaction expenses). We issued the Pre-Merger Warrants on January 31, 2019 and on February 14, 2019, we registered the resale of common stock underlying the Pre- Merger Warrants as required by the registration rights agreement that we entered into on October 16, 2018 in connection with the Pre-Merger SPA. The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted to 2,640,128 shares of common stock at an exercise price per share equal to $2.3005 on February 27, 2019 and which was further adjusted to 3,629,023 shares of common stock at an exercise price per share equal to $1.6736 on March 7, 2019, in each case, pursuant to the terms thereof. Effective August 23, 2019, pursuant to the terms of the Series A Warrants, the exercise price of the Series A Warrants automatically decreased from $1.6736 per share to $0.9267 per share as a result of the announcement of the issuance of the August 2019 Warrants pursuant to the Securities Purchase Agreement. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance. The Series B Warrants were initially exercisable for no shares of common stock, which was adjusted to 7,951,090 shares of common stock on February 27, 2019 and which was further adjusted to 11,614,483 shares of common stock on March 7, 2019, in each case, pursuant to the terms thereof. The Series B Warrants had an exercise price of $0.001, were immediately exercisable upon issuance and had an expiration date of the day following the later to occur of (i) the Reservation Date (as defined therein) and (ii) the date on which the Series B Warrants have been exercised in full (without giving effect to any limitation on exercise contained therein) and no shares remain issuable thereunder.

During the year ended December 31, 2019, we received approximately $4.5 million in proceeds from the exercise of approximately 14.3 million Series A Warrants and Series B Warrants.

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. In addition, pursuant to the asset purchase agreement, as amended, with Vyera, we will be required to make cash payments to Vyera in the amounts of $1.0 million and $1.0 million in April 2020 and July 2020, respectively. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make a cash payment to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, make an additional cash payment of $0.2 million in January 2022. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital in the form of equity, debt or both. Without additional capital, our ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As further discussed in the risk factor "As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.", we will no longer be permitted to use our existing registration statements on Form S-3, including our shelf registration statement on Form S-3, as of the filing date of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the earliest we would regain the ability to use Form S-3 is June 1, 2020. At that time, provided that we are otherwise current in our Exchange Act reporting obligations, we would become eligible to use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of February 27, 2020, we had approximately $84.8 million available under our Form S-3 shelf registration statement. However if, and/or when, we regain eligibility to use our shelf registration statement on Form S-3, under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under the Equity Distribution Agreement, in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of February 27, 2020, our public float was approximately $51.9 million based on 36.5 million shares of our common stock outstanding at a price of $1.56 per share, which was the closing sale price of our common stock on January 8, 2020. As our public float was less than $75.0 million as of February 27, 2020, our usage of our S-3 shelf registration statement is limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

The accompanying audited consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

  our ability to raise additional funds to finance our operations;
  our ability to maintain compliance with the listing requirements of The Nasdaq Capital Market;
  the outcome, costs and timing of any clinical trial results for our current or future product candidates;
  the extent and amount of any indemnification claims, including any made by Ferring International Center S.A. ("Ferring") under the asset purchase agreement with Ferring, entered into on March 8, 2017, pursuant to which we sold to Ferring our ex-U.S. assets and rights related to products in development, intended for the topical treatment of ED, which are known as Vitaros in certain countries outside of the United States;
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
  the trading price of our common stock;
  our ability to secure a development partner for our product candidate in the United States for the treatment of ED (the "CVR Product Candidate") in order to overcome deficiencies raised in the 2018 complete response letter issued by the FDA related to the CVR Product Candidate; and
  our ability to increase the number of authorized shares outstanding to facilitate future financing events.

We will need to raise substantial additional funds through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. No assurances can be given that we will be able to obtain additional financing.

On November 6, 2019, we received written notice (the "Notice") from The Nasdaq Stock Market LLC ("Nasdaq") indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 4, 2020, to regain compliance. The Notice stated that the Nasdaq Staff would provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before May 4, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Notice had no immediate effect on the listing or trading of our common stock and the common stock continued to trade on the Nasdaq Capital Market under the symbol "SEEL."

If we did not regain compliance with Rule 5550(a)(2) by May 4, 2020, we may have been eligible for an additional 180 calendar day compliance period. To qualify, we would have been required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would have needed to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appeared to the Nasdaq Staff that we would not be able to cure the deficiency, or if we were otherwise not eligible, Nasdaq would have notified us that our securities would be subject to delisting. In the event of such a notification, we may have appealed the Nasdaq Staff's determination to delist our securities, but there could have been no assurance the Nasdaq Staff would grant any request for continued listing.

On December 26, 2019, we were notified by the Nasdaq Staff that for more than the last 10 consecutive business days, from December 6, 2019 through December 24, 2019, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Listing Rule 5550(a)(2) and this matter is now closed. While we have regained compliance with the Nasdaq Capital Market's continued listing requirements, there is no guarantee that we will remain in compliance with such listing requirements in the future. Failure to comply with the Nasdaq Capital Market's continued listing requirements could result in delisting of our common stock from the Nasdaq Capital Market, which could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in) operations
Net cash used in operating activities	$(19,305)	$(1,581)
Net cash provided by financing activities	$29,524	$1,365
Net increase (decrease) in cash	$10,219	$(216)

Operating Activities

Cash used in operating activities of $19.3 million in the year ended December 31, 2019 was primarily due to the net loss of $51.3 million, which was partially offset by changes in the fair value of the warrant liabilities of $16.5 million, changes in operating assets and liabilities of $6.9 million, $3.0 million in non-cash expense for the acquisition of licenses for research and development, and the loss on warrant issuance of $5.0 million.

Cash used in operating activities of $1.6 million during the year ended December 31, 2018 was primarily due to a net loss of $3.5 million, net of adjustments to net loss for changes in accounts payable and accrued expenses of $1.7 million.

Investing Activities

No cash was used in investing activities during the years ended December 31, 2019 or 2018.

Financing Activities

Cash provided by financing activities of $29.5 million in the year ended December 31, 2019 was primarily due to the proceeds from the exercise of warrants, the proceeds from the issuance and sale of common stock pursuant to the Securities Purchase Agreement, the proceeds from the issuance and sale of common stock and warrants pursuant to the Pre-Merger SPA and proceeds from the issuance and sale of common stock pursuant to the Equity Distribution Agreement.

Cash provided by financing activities of $1.4 million during the year ended December 31, 2018 was due to proceeds from the issuance of convertible notes during the year ended December 31, 2018.

Contractual Obligations

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents our contractual obligations as of December 31, 2019 (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Operating leases	$32	$32	$-	$-	$-
Cash payments for license fees	5,175	4,850	325	-	-
Non-cash payments for license fees	2,250	2,250	-	-	-
Purchase obligations (1)	6,645	6,645	-	-	-
Office lease	33	33	-	-	-

(1)   Purchase obligations primarily represent commitments for agreements with external service providers, under which we will incur expenses relating to clinical trials of SLS-002 and SLS-005 and other clinical candidates. These agreements are cancellable on notice of up to three months.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments:

Accrual of Research and Development Expenses.

Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture pre-approval drug materials and delivery devices. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third- party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.

Stock Based Compensation

Stock based compensation expense includes charges related to options awards to employees and directors. The estimated grant date fair value of stock options granted to employees and directors is calculated based upon the closing stock price of our common stock on the date of the grant and recognized as stock-based compensation expense over the expected service period, which is typically approximated by the vesting period.

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

Valuation of Warrant Liability

Our outstanding Series A Warrants are classified as liabilities in the accompanying consolidated balance sheets as they contain provisions that are considered outside of our control, such as requiring us to maintain active registration of the shares underlying such warrants. The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

P>To the Stockholders and Board of Directors
Seelos Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seelos Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company's auditor since 2017

Short Hills, New Jersey
March 17, 2020

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets
Cash	$10,261	$42
Deferred offering costs	-	140
Prepaid expenses and other current assets	835	9
Total current assets	11,096	191
Total assets	$11,096	$191

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$796	$2,220
Accrued expenses	1,919	84
Licenses payable	7,100	-
Accrued interest	-	151
Convertible notes payable, at fair value	-	2,442
Warrant liabilities, at fair value	963	-
Total current liabilities	10,778	4,897

Licenses payables, long-term	325	-
Total liabilities	11,103	4,897

Commitments and contingencies (note 11)
Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
27,028,533 and 3,081,546 issued and outstanding as of
December 31, 2019 and 2018, respectively	27	3
Additional paid-in-capital	56,027	97
Accumulated deficit	(56,061)	(4,806)
Total stockholders' deficit	(7)	(4,706)
Total liabilities and stockholders' deficit	$11,096	$191

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenues
Grant revenue	$375	$-
Total revenues	375	-
Operating expense
Research and development	22,563	553
General and administrative	7,559	2,631
Total operating expense	30,122	3,184
Loss from operations	(29,747)	(3,184)
Other income (expense)
Interest income	151	-
Interest expense	(29)	(131)
Loss on warrant issuance	(5,020)	-
Change in fair value of warrant liabilities	(16,501)	-
Change in fair value of convertible notes payable	(109)	(160)
Total other expense	(21,508)	(291)
Net loss and comprehensive loss	$(51,255)	$(3,475)

Net loss per share basic and diluted	$(2.52)	$(1.13)

Weighted-average common shares outstanding basic and diluted	20,308,818	3,081,546

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Deficit
Balance as of December 31, 2017	3,081,546	$3	$64	$(1,331)	$(1,264)
Stock-based compensation expense	-	-	33	-	33
Net loss	-	-	-	(3,475)	(3,475)
Balance as of December 31, 2018	3,081,546	3	97	(4,806)	(4,706)
Stock-based compensation expense	-	-	459	-	459
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Warrants exercised for cash	14,332,620	14	4,503	-	4,517
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	5,600	-	5,600
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	4,475,000	5	5,915	-	5,920
Issuance of common stock in at-the-market offering,
net of issuance costs	1,197,676	1	2,566	-	2,567
Net loss	-	-	-	(51,255)	(51,255)
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(51,255)	$(3,475)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	459	33
Research and development expensed - license acquired	3,000	-
Change in fair value of convertible notes payable	109	160
Change in fair value of warrant liability	16,501	-
Loss on warrant issuance	5,020	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(686)	(6)
Accounts payable	(1,424)	1,672
Accrued expenses	1,533	(96)
Accrued interest	13	131
Current portion of licenses payable	7,100	-
Licenses payable, long-term	325	-
Net cash used in operating activities	(19,305)	(1,581)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	16,520	-
Proceeds from issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	5,920	-
Proceeds from issuance of common stock in at-the-market offering	2,567	-
Proceeds from exercise of warrants	4,517	-
Proceeds from convertible notes	-	1,365
Net cash provided by financing activities	29,524	1,365
Net increase (decrease) in cash	10,219	(216)
Cash, beginning of period	42	258
Cash, end of period	$10,261	$42

Supplemental disclosure of cash flow information:
Cash paid for interest	$16	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for conversion of debt	$2,551	$-
Issuance of common stock for conversion of accrued interest	$164	$-
Issuance of common stock for license acquired	$3,000	$-
Effect of reverse merger	$299	$-
Reclass of warrant liabilities related to Series A warrants exercised for cash	$5,600	$-
Reclass of Series B warrants from warrant liability to stockholders' equity	$31,473	$-
Deferred offering costs	$-	$140

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

Merger with Apricus Biosciences, Inc.

On January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation ("STI"), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into STI, with STI (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger").

The Merger was accounted for as a reverse recapitalization under United States generally accepted accounting principles ("U.S. GAAP") because the primary assets of Apricus were nominal following the close of the Merger. STI was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) STI's stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for STI common stock owned the majority of Apricus immediately following the effective time of the Merger, (ii) STI holds the majority (four of five) of board seats of the combined company and (iii) STI's management holds all key positions in the management of the combined company. Accordingly, the historical financial statements of STI became the Company's historical financial statements, including the comparative prior periods.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's financial statements relate to the valuation of warrants, valuation of convertible notes payable, valuation of common stock and the valuation of stock options. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

Liquidity

The Company has limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019, the Company had $10.3 million in cash and an accumulated deficit of $56.1 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 6), the sale of common stock (see Note 3) and the exercise of warrants (see Note 7).

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the release date of this Annual Report on Form 10-K. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of December 31, 2019 are not sufficient to satisfy its operating cash needs for at least one year.

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

The Company believes it will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company's business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as accounts receivable, accounts payable and accrued expenses approximate their related fair values due to the short-term nature of these instruments.

Leases

Effective January 1, 2019, the Company records a right-of use ("ROU") asset and a lease liability on its balance sheet for all leases with terms of 12 months or longer. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Historically, the Company recorded rent expense associated with its operating lease on a straight-line basis over the term of the lease. The difference between rent payments and straight-line rent expense was recorded as deferred rent in accrued liabilities.

As of December 31, 2019, the Company's leases had original terms of 12 months or less. The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather the Company recognizes the lease payments on a straight-line basis over the term of the lease.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the years ended December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$10,261	$-	$-	$10,261
Liabilities
Warrant liabilities, at fair value	$-	$-	$963	$963

	Fair Value Measurements as of December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$42	$-	$-	$42
Liabilities
Convertible notes payable, at fair value	$-	$-	$2,442	$2,442

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. There were no liability classified warrants as of December 31, 2018. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2019:

Year Ended
December 31, 2019
Risk-free interest rate	1.66%
Volatility	110.80%
Dividend yield	- %
Expected term	4.07
Weighted average fair value	$1.06

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2018	$-
Warrant issued in connection with financing	21,535
Warrant liability reclassified to stockholders' equity	(37,073)
Change in fair value measurement of warrant liability	16,501
Balance as of December 31, 2019	$963

Of the inputs used to value the outstanding common stock warrant liabilities as of December 31, 2019, the most subjective input is the Company's estimate of expected volatility of its common stock.

Fair Value Option

As permitted under ASC Topic 825, Financial Instruments ("ASC 825"), the Company had elected the fair value option to account for its convertible notes. In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Statement of Operations. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

Grant Revenue

The Company determined that its grant agreement with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome, is within the scope of ASC Topic 606 "Revenue from Contracts with Customers". Under the TSF agreement, TSF makes certain milestone payments to the Company as certain milestones related to a specified Phase II/III clinical trial, defined in the agreement, are met. The Company determined that there is one performance obligation under the TSF agreement. The variable consideration, in the form of milestone payments, is attributed to the completed portion of the performance obligation that triggers or results in the payments. During the year ended December 31, 2019, the Company recognized $375,000 of revenue from a milestone payment received as the milestone payment represents the Company's completed portion of its performance obligation.

Research and Development

Research and development costs are expensed as incurred and include milestone and upfront payments for license arrangements, the cost of employee compensation and related expenses, as well as expenses for third parties who conduct research and development on the Company's behalf, pursuant to development and consulting agreements in place.

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

The following potentially dilutive securities outstanding for the year ended December 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018
Outstanding stock options	522	31
Outstanding warrants	3,584	-
Convertible notes	-	273
	4,106	304

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 on January 1, 2019 and the adoption of the standard did not have a material effect on its consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

2. Business Combination

On January 24, 2019, Apricus completed the business combination with STI in accordance with the terms of the Merger Agreement.

The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of Apricus were nominal at the close of the Merger. STI was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) STI stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for STI common stock owned the majority of the Company immediately following the effective time of the Merger, (ii) STI holds the majority (four of five) of board seats of the combined company, and (iii) STI's management holds all key positions in the management of the combined company.

STI acquired no tangible assets and assumed no employees or operation from Apricus. Additionally, Apricus' intellectual property was considered to have no value. The remaining Apricus liabilities had a fair value of approximately $300 thousand.

In connection with the Merger, STI entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right ("CVR") for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. STI is entitled to retain the first $500,000 and 10% of any Contingent Payments. STI assigned no value to the CVR Product Candidate intangible asset as of December 31, 2019 or the CVR in the acquisition accounting.

3. Common Stock Offerings

Securities Purchase Agreement

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement"), pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") on November 2, 2017, as amended. The Company issued to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. The closing of the offerings occurred on August 27, 2019. The Company filed a registration statement on Form S-1 on November 21, 2019 to provide for the resale of the shares of common stock issuable upon the exercise of the August 2019 Warrants (the "Warrant Shares"), and is obligated to use commercially reasonable efforts to keep such registration statement effective from the date the warrants initially become exercisable until the earlier of (i) the date on which the Warrant Shares may be sold without registration pursuant to Rule 144 under the Securities Act during any 90 day period, and (ii) the date on which no purchaser owns any warrants or Warrant Shares. On August 23, 2019, the Company also entered into a Placement Agency Agreement (the "Placement Agency Agreement") with Roth Capital Partners, LLC ("Roth"), pursuant to which Roth agreed to serve as the placement agent for the issuance and sale of the shares and the warrants, and the Company paid Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company in the offerings. The Placement Agency Agreement includes indemnity and other customary provisions for transactions of this nature.

Equity Distribution Agreement

On June 17, 2019, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement")with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray (the "Offering") up to $50,000,000 in shares. Any shares offered and sold in the offering will be issued pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended on December 1, 2017 and declared effective on December 7, 2017, the prospectus supplement relating to the offering filed with the SEC on June 17, 2019 and any applicable additional prospectus supplements related to the offering that form a part of the registration statement. The number of shares eligible for sale under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company's instructions. Under the Equity Distribution Agreement, Piper Jaffray may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Capital Market or on any other existing trading market for the shares. Subject to the Company's prior written consent, Piper Jaffray may also sell shares by any other method permitted by law including, but not limited to, privately negotiated transactions. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of all of the shares, or (ii) the termination of the Equity Distribution Agreement according to its terms by either the Company or Piper Jaffray. The Company and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Equity Distribution Agreement. The Company will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the year ended December 31, 2019, the Company sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement. On August 23, 2019, the Company suspended its continuous offering under the Equity Distribution Agreement.

Pre-Merger Financing

On January 24, 2019, STI and Apricus closed a private placement transaction with certain accredited investors (the "Investors"), whereby, among other things, STI issued to investors shares of STI's common stock immediately prior to the Merger in a private placement transaction (the "Financing"), pursuant to the Securities Purchase Agreement, made and entered into as of October 16, 2018, by and among STI, Apricus and the investors, as amended (the "Purchase Agreement").

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STIs common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company's common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 7). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

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

At December 31, 2019, 0.9 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

4. License Agreements

Acquisition of License from Ligand Pharmaceuticals Incorporated

On September 21, 2016, the Company entered into a License Agreement (the "License Agreement") with Ligand Pharmaceuticals Incorporated ("Ligand"), Neurogen Corporation and CyDex Pharmaceuticals, Inc. (collectively, the "Licensors"), pursuant to which, among other things, the Licensors granted to the Company an exclusive, perpetual, irrevocable, worldwide, royalty-bearing, nontransferable right and license under (i) patents related to a product known as Aplindore, which is now known as SLS-006, acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), which is now known as SLS-012, an H3 receptor antagonist, which is now known as SLS-010, and either or both of the Licensors' two proprietary CRTh2 antagonists, which are now known collectively as SLS-008 (collectively, the "Licensed Products"), and (ii) copyrights, trade secrets, moral rights and all other intellectual and proprietary rights related thereto. The Company is obligated to use commercially reasonable efforts to (a) develop the Licensed Products, (b) obtain regulatory approval for the Licensed Products in the European Union (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the European Union, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the European Union, Japan or the People's Republic of China (each, a "Major Market") or the United States, and (c) commercialize the Licensed Products in each country where regulatory approval is obtained. The Company has the exclusive right and sole responsibility and decision-making authority to research and develop any Licensed Products and to conduct all clinical trials and non-clinical studies the Company believes appropriate to obtain regulatory approvals for commercialization of the Licensed Products. The Company also has the exclusive right and sole responsibility and decision-making authority to commercialize any of the Licensed Products.

As consideration for the grant of the rights and licenses under the License Agreement, the Company paid to Ligand a nominal option fee. The Company was obligated to pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by the Company of debt and/or equity securities for gross proceeds to the Company of at least $7.5 million. In connection with the closing of the Merger, the Company issued 392,307 shares of common stock to settle this obligation. As further partial consideration for the grant of the rights and licenses to the Company by Ligand under the License Agreement, the Company agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to the Company in the event of the Company's initial public offering or a financing transaction consummated in connection with a transaction as a result of which the Company becomes owned or controlled by an existing issuer with a class of securities registered under the Exchange Act and immediately after such transaction, the security holders of the Company as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to the Company in the event the Company is acquired. In connection with the closing of the Merger, the Company issued 408,946 shares of common stock to settle this milestone payment obligation.

The Company also agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products, other than in connection with Aplindore for the indication of Parkinson's Disease ("PD") or Restless Leg Syndrome, consisting of (i) $750,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $3.0 million upon FDA approval of an application for a particular Licensed Product, (iii) $1.125 million upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $1.125 million upon regulatory approval in a second Major Market for a particular Licensed Product.

The Company also agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $100,000 upon submission of an application with the FDA or equivalent foreign body for such a particular Licensed Product, (ii) $350,000 upon FDA approval of an application for such a particular Licensed Product, (iii) $125,000 upon regulatory approval in a Major Market for such a particular Licensed Product, and (iv) $125,000 upon regulatory approval in a second Major Market for such a particular Licensed Product.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2019.

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera")

On May 25, 2017, the Company entered into a non-binding term sheet to acquire TUR-002 (intranasal ketamine), which is now known as SLS-002, from Vyera. During the year ended December 31, 2017, the Company recorded $400,000 in research and development expenses related to the non-refundable but creditable payments to continue to negotiate exclusively with Vyera while the Company continued to identify financing terms with other parties to provide the necessary funding to purchase SLS-002.

On January 18, 2018, the Company and Vyera entered into an Amendment to the May 25, 2017 term sheet for SLS-002. The Company paid $100,000 as a non-refundable but creditable payment to continue to negotiate exclusively with Vyera to purchase SLS-002.

On March 6, 2018, the Company entered into an Asset Purchase Agreement with Vyera, as amended by an amendment thereto entered into on May 18, 2018 and an amendment thereto entered into on December 31, 2018 (as amended, the "Vyera Agreement"), pursuant to which the Company agreed to acquire the assets (the "Vyera Assets") and liabilities (the "Vyera Assumed Liabilities"), of Vyera related to SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. The Company agreed that if it receives regulatory approval to commence a Phase III clinical trial for SLS-002 and no third party has alleged any claim of conflict, infringement, invalidity or other violation of any rights of others with regard to the Vyera Assets, then the Company must commence a Phase III clinical trial for SLS-002 by June 30, 2020 (the "Phase III Obligation"), and if the Company failed to do so, the Vyera Agreement would terminate immediately and become null and void and all of the Vyera Assets and the Vyera Assumed Liabilities would automatically be returned to Vyera. As partial consideration for the Vyera Assets, the Company agreed to make a non-refundable milestone payment of $3.5 million upon dosing of the first patient in a Phase III clinical trial for SLS-002 (the "Dosing Milestone").

In the event that the Company sells, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company must pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale.

As consideration for the Vyera Assets, the Company paid to Vyera a non-refundable cash payment of $150,000 on May 21, 2018. As further consideration for the Vyera Assets, upon public announcement of the entry by Apricus and STI into the Merger Agreement, the Company paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, the Company issued to Vyera 191,529 shares of common stock and paid Vyera a non-refundable cash payment of $1,000,000 on January 29, 2019. The Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $3.5 million upon dosing of the first patient in a Phase III clinical trial for SLS-002, (ii) $10.0 million upon approval by the FDA of a new drug application (an "NDA"), with respect to SLS-002, (iii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iv) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (v) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (vi) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vii) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (viii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (ix) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera a royalty percentage in the mid-teens on aggregate annual net sales of SLS-002. Also see Note 11.

On October 15, 2019, the Company and Vyera entered into an amendment (the "Amendment") to the Vyera Agreement. Pursuant to the Amendment, the Company remains obligated to use its commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002. However, the Amendment eliminates the Phase III Obligation discussed above. In addition, in replacement of the Company's obligation to pay the Dosing Milestone, the Company agreed pursuant to the Amendment to (i) issue Vyera in January 2020 that number of registered shares of the Company's common stock equal to $2,250,000 divided by the 30-day volume weighted average price of the common stock calculated prior to such issuance date, provided that the Company may elect, in its sole discretion, to pay Vyera cash (in whole or in part) in lieu of any shares of the Company's common stock and (ii) make cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, January 2020, April 2020 and July 2020, respectively (each, a "Payment Obligation"). The Company paid the $750,000 in October 2019 and again in January 2020. On January 2, 2020, the Company entered into a stock purchase agreement with Vyera, pursuant to which the Company issued 1,809,845 shares of the Company's common stock as partial consideration for the Vyera Assets. See Note 12. In event the Company fails to timely meet a Payment Obligation (subject to a cure period), Vyera has the right to require that all of the Vyera Assets and the Vyera Assumed Liabilities be returned to Vyera.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2019.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, the Company entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the "Weg License Agreement"), pursuant to which the Company was granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, the Company paid an upfront license fee of $75,000 upon execution of the agreement. The Company agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. The Company paid the required $0.1 million on January 2, 2020. As further consideration, the Company agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of the Company's common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission under an NDA or equivalent seeking regulatory approval in the United States, the United Kingdom, France, Germany, Italy, Spain, China or Japan, or seeking regulatory approval from the EMA in the EU, for such product (the "Milestone Product"), (iii) $3.0 million upon FDA approval of an NDA for the Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by the Company under milestones (i)-(v) will be $6.6 million. The Company will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2019.

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, the Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). The Company paid to Bioblast $1.5 million in cash, and the Company paid to Bioblast an additional $2.0 million in February 2020. Accordingly, the Company recognized a $3.5 million charge to research and development expense during the year ended December 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, the Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, planned to begin an open label, Phase II(b) clinical trial in up to 20 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. The Company will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle the Company access to all clinical data from this trial. On July 15, 2019, TSF and the Company amended the agreement whereby the Company agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2019.

Acquisition of License from The Regents of the University of California

On March 7, 2019, the Company entered into an exclusive license agreement (the "UC Regents License Agreement") with The Regents of the University of California ("The UC Regents") pursuant to which the Company was granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the central nervous system ("CNS"). This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, the Company paid to The UC Regents $0.1 million and recognized a $0.1 million charge to research and development expense during the year ended December 31, 2019. Under the terms of the UC Regents License Agreement, the Company agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase I clinical trial, the Company will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., the Company will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, the Company will pay $1.0 million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, the Company will pay $2.5 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce the Company's license to a nonexclusive license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2019.

Acquisition of License from Duke University

On June 27, 2019, the Company entered into an exclusive license agreement (the "Duke License Agreement") with Duke University pursuant to which the Company was granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes alpha-synuclein expression. The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, the Company paid to Duke University $0.1 million and recognized $0.1 million charge to research and development expense during the year ended December 31, 2019. The Company agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, the Company will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, the Company will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $1.0 million; and (v) within 30 days following an NDA approval, the Company will pay $2.0 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2019.

5. Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	December 31,
	2019	2018
Personnel related	$683	$-
Professional fees	151	84
Outside research and development services	853	-
Other	232	-
Accrued expenses, net	$1,919	$84

6. Convertible Notes

From May 2017 to October 2018, the Company entered into convertible note agreements with investors for the issuance of convertible notes (the "Notes"). The aggregate principal amount of the Notes was $2.3 million, and the Notes were due no later than April 30, 2019 with simple interest at the rate of 8% per annum. The Notes automatically converted, upon the issuance of preferred stock of the Company for capital-raising purposes occurring on or prior to the Notes' maturity date resulting in gross proceeds in excess of a specific amount, into shares of common stock of the Company by dividing the then-outstanding balance of each convertible note by 80% or 90%, depending on the terms for each note, of the lowest purchase price per share paid, or $9.70 to $10.91 per share, respectively, by another investor in the qualifying financing, which condition was satisfied by the Pre-Merger Financing.

The Notes are carried at fair value. The Company recognized an adjustment relating to changes in the Notes fair value of $109 thousand and $160 thousand during the year ended December 31, 2019 and 2018, respectively.

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,284 shares of common stock at a price of $9.70 or $10.91 per share.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of December 31, 2019 or 2018.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of December 31, 2019 and had authorized 60,000,000 shares of common stock as of December 31, 2018. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

August 2019 Warrants

The August 2019 Warrants are exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants are exercisable beginning six months after the date of issuance and have a term of four years from the date of issuance.

As of December 31, 2019, 2.2 million August 2019 Warrants remain outstanding at an exercise price of $1.78 per share.

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

During the year ended December 31, 2019, 2.7 million Series A Warrants were exercised for approximately $4.5 million. As of December 31, 2019, 0.9 million Series A Warrants remain outstanding at an exercise price of $0.9267 per share.

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

During the year ended December 31, 2019, 11.6 million Series B Warrants were exercised for approximately $11,614. As of December 31, 2019, no Series B Warrants remain outstanding and the Series B Warrants are therefore no longer subject to any further changes in warrants or exercise price.

A summary of warrant activity during the year ended December 31, 2019 is as follows (in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2018	-	$-	-
Assumed in Merger	437	$20.59	3.5
Issued	17,481	$0.42	4.1
Exercised	(14,334)	$0.31
Cancelled	-	$-
Outstanding as of December 31, 2019	3,584	$3.86	3.3
Exercisable as of December 31, 2019	1,346	$7.30	2.7

The Series A Warrants and the Series B Warrants were each recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

8. Stock-Based Compensation

The Company has the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of December 31, 2019, an aggregate of 373,798 shares of common stock were authorized under the Apricus 2012 Plan, of which no shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

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

Stock options

During the year ended December 31, 2019, the Company granted 341,035 incentive stock options to employees with a weighted average exercise price per share of $2.03 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the year ended December 31, 2019, the Company also granted 136,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $2.33 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. 72,000 of the stock options granted to non-employee directors vest 1/3rd on the first anniversary of the grant and monthly thereafter over the next two years. 64,000 of the stock options granted to non-employee directors vest monthly over the 12 months following the grant.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the year ended December 31, 2019, no stock options were exercised or forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the year ended December 31, 2019:

Year Ended December 31, 2019
Risk-free interest rate	1.6% - 2.6%
Volatility	109% - 113%
Dividend yield	-%
Expected term	5 - 6.97 years
Forfeiture rate	-%
Weighted average fair value	$1.76

Key assumptions used to estimate the fair value of non-employee stock options measured during the year ended December 31, 2018 included risk-free interest rates of 2.78% to 3.03%, an expected volatility of 54.0%, and no expected dividend yield. No options were issued during the year ended December 31, 2018.

A summary of stock option activity during the year ended December 31, 2019 is as follows (in thousands):

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2018	45	$84.66	7.7	$630
Granted	477	2.11	9.3
Exercised	-	-
Cancelled	-	-	-
Outstanding as of December 31, 2019	522	$9.18	9.0	$21
Vested and expected to vest as of December 31, 2019	93	$42.01	8.0	$21
Exercisable as of December 31, 2019	93	$42.01	8.0	$21

The Company recorded $459,000 and $33,000 in stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$118	$-
General and administrative	341	33
	$459	$33

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

10. Income Taxes

The Company has incurred net operating losses since inception. At December 31, 2019, the Company had net operating loss carryforwards of approximately $244 million and $42 million for federal and State income tax purposes, respectively. As a result of the Merger, $ 226.8 million of federal net operating losses cannot be realized due to the substantial annual limitation on the utilization of net operating losses required by Internal Revenue Code Section 382. As such, the Company's deferred tax assets do not include the tax impact of these net operating loss carryforwards.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2019	2018
Net operating tax loss and capital loss carryforwards	$5,632	$1,042
Accrued expenses	348	21
Stock-based compensation	84	27
Start up cost	4,806	331
Total deferred tax asset	10,870	1,421
Less valuation allowance	(10,870)	(1,421)
Net deferred tax asset	$-	$-

The federal and state net operating loss carryforwards, not subject to the annual limitation under Internal Revenue Code Section 382, resulted in a noncurrent deferred tax asset as of December 31, 2019 and 2018 of approximately $17.7 million and $3.2 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company's federal income tax returns for 2016 to 2019 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company's effective tax rate. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2019 and 2018, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2019 and 2018, are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$718	$713
Change in current period positions	-	13
Change in prior period positions	(718)	(8)
Ending balance	$-	$718

The reconciliation of income taxes computed using the statutory United States income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2019 and 2018, are as follows:

	Year Ended December 31,
	2019	2018
Federal statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	6.7%	11.7%
Permanent items	(9.0)%	(2.7)%
Prior year true-up	-%	(1.4)%
Other	(0.3)%	-%
Change in valuation allowance	(18.4)%	(28.6)%
Income tax provision (benefit)	-%	-%

11. Commitments and Contingencies

Leases

In March 2019, the Company entered into a nine-month office space rental agreement for its headquarters in New York, New York expiring November 2019. In November 2019 the Company renewed this rental agreement for an additional twelve-months. The rental agreement contains a base rent of approximately $9,000 per month.

In December 2011, Apricus entered into a five-year lease agreement for its original headquarters in San Diego, California expiring December 31, 2016. In December 2015, Apricus amended the lease agreement to extend the term through January 31, 2020. The Company had an option to extend the lease an additional three years. The original lease term contained a base rent of approximately $24,000 per month with 3% annual escalations, plus a supplemental real estate tax and operating expense charge to be determined annually. The Company elected to not renew this lease in January 2020.

For the years ended December 31, 2019 and 2018, rent expense totaled $0.1 million and $0, respectively.

Future minimum rental payments under operating leases as of December 31, 2019 are approximately $33,000 for 2020.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of December 31, 2019, there was no material litigation against the Company.

12. Subsequent Events

Stock Purchase Agreement

On January 2, 2020, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Vyera, pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the "Shares"). The Company entered into the Stock Purchase Agreement in accordance with the Vyera Agreement, as amended by the Amendment. As partial consideration for the Vyera Assets, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement. The Shares were issued pursuant to the Company's registration statement on Form S-3 (File No. 333-221285), as amended, which was declared effective by the SEC on December 7, 2017, a base prospectus dated December 7, 2017 and a prospectus supplement dated January 2, 2020.

Public Offerings

On February 13, 2020, the Company completed an underwritten public offering pursuant to which the Company sold 6,666,667 shares of its common stock, at a price to the public of $0.75 per share. On February 19, 2020, the Company sold an additional 999,999 shares of its common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to cover over-allotments. The net proceeds to the Company from the offering were approximately $5.0 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

On March 16, 2020, the Company completed an underwritten public offering pursuant to which the Company sold 7,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from the offering were approximately $3.9 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that, as of December 31, 2019, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Upon completion of the Merger, all remaining Apricus employees were terminated and all internal controls over financial reporting were assumed by the new accounting staff of STI and therefore, there were significant changes in our internal control structure over financial reporting during the year ended December 31, 2019.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 in connection with the Annual Meeting of Stockholders to be held in 2020 (the "2020 Proxy Statement"). To the extent that we do not file the 2020 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Ethics for Officers (the "Code of Ethics") that is available at the Investors/Media/Corporate Governance Documents section of our website at www.seelostherapeutics.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2019. To the extent that we do not file the 2020 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2019. To the extent that we do not file the 2020 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2019. To the extent that we do not file the 2020 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2019. To the extent that we do not file the 2020 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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
2.1+

Agreement and Plan of Merger and Reorganization, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.2

Amendment No. 1 Agreement and Plan of Merger and Reorganization, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3

Amendment No. 2 Agreement and Plan of Merger and Reorganization, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4

Amendment No. 3 Agreement and Plan of Merger and Reorganization, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5+

Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1

Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10- SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2

Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3

Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

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

3.6

Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 24, 2011).

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

3.10

Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).

3.11

Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12

Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13

Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14

Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15

Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2

Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

4.4

Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5

Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.6	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

4.8

Form of Warrant (incorporated herein by reference to Exhibit 4.9 of Amendment No. 1 to Company's Registration Statement on Form S-1 (File No. 333-217036) filed with the Securities and Exchange Commission on April 17, 2017).

4.9	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

4.11

Form of Indenture (incorporated herein by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-3 (File No. 333-221285) filed with the Securities and Exchange Commission on November 2, 2017).

4.12

Amendment to Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-2223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.13

Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.16

Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.17	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.18	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.19	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.20	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.21

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

4.23

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

4.25*	Description of Securities of Seelos Therapeutics, Inc.

10.1#	2006 Stock Incentive Plan (incorporated herein by reference to Annex A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 6, 2006).

10.2#	Amendment to 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 18, 2008).

10.3#

Form of Stock Option Grant Notice and Stock Option Agreement under the Company's 2012 Stock Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.4†

License Agreement and Amendment, by and between NexMed (U.S.A.), Inc. and Warner Chilcott Company, LLC, dated September 9, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2015).

10.5

Subscription Agreement dated January 12, 2016, among the Company, Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

10.6#

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016).

10.7

Asset Purchase Agreement, dated March 8, 2017, by and between Ferring International Center S.A. and the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and NexMed International Limited (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

10.8

License Agreement, dated March 8, 2017, by and between the Company and Ferring International Center S.A. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2017).

10.9

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

10.10

Amendment No. 1 to Subscription Agreement, dated as of June 22, 2018, by and between the Investors and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

10.11	Form of CVR Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

10.12	Form of Indemnification Agreement for the Company's Directors and Officers (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.13†

License Agreement, dated September 21, 2016, by and among Seelos Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.14+†

Asset Purchase Agreement, dated as of March 6, 2018, by and between Seelos Therapeutics, Inc. and Vyera Pharmaceuticals AG f/k/a Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.15†

Amendment to Asset Purchase Agreement, dated as of May 18, 2018, by and between Seelos Therapeutics, Inc. and Vyera Pharmaceuticals AG f/k/a Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.16

Indemnity Agreement, dated July 8, 2016, by and between Seelos Therapeutics, Inc. and Raj Mehra, Ph.D. (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.17#	Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.18#

Form of Option Agreement under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.19

Form of Second Amendment Agreement, dated as of January 4, 2019, by and among Seelos Therapeutics, Inc., the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.20

Form of Third Amendment Agreement, dated as of January 16, 2019, by and among Seelos Therapeutics, Inc., the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

10.21#

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2019).

10.22#

Employment Agreement by and between the Company and Raj Mehra, Ph.D., dated March 20, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2019).

10.23

Equity Distribution Agreement, dated as of June 17, 2019, by and between the Company and Piper Jaffray & Co. (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019).

10.24#

Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019).

10.25

Amendment No. 2 to Asset Purchase Agreement, dated as of December 31, 2018, by and between Seelos Therapeutics, Inc. and Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.26#

Form of Stock Option Agreement under the Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 15, 2019).

10.27^

Amended and Restated Exclusive License Agreement, dated August 29, 2019, by and between Seelos Therapeutics, Inc. and Stuart Weg, MD. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.28

Amendment No. 3 to Asset Purchase Agreement, dated October 15, 2019, by and between Seelos Therapeutics, Inc. and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019).

10.29#

2012 Stock Long Term Incentive Plan, as amended and restated effective January 23, 2019 (incorporated herein by reference to Annex E to the Company's Registration Statement on Form S-4/A (File No. 333-217036), filed with the Securities and Exchange Commission on November 16, 2018).

10.30*	Amendment to License Agreement, dated as of February 8, 2019, by and among Ligand Pharmaceuticals Incorporated, Neurogen Corporation, CyDex Pharmaceuticals, Inc., and Seelos Corporation.

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019).

23.1*	Consent of KPMG, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1) Furnished, not filed.

+    All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities Exchange Commission upon request.
†    Confidential treatment has been granted for portions of this exhibit. Those portions have been omitted and filed    separately with the Securities and Exchange Commission.
*    Filed herewith.
#    Management compensatory plan or arrangement
^    Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: March 17, 2020	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raj Mehra, Ph.D. his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant on the dates and the capacities indicated.

Signature	Title	Date

/s/ Raj Mehra, Ph.D.	President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer	March 17, 2020
Raj Mehra, Ph.D.	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Brian Lian, Ph.D.	Director	March 17, 2020
Brian Lian, Ph.D.

/s/ Daniel J. O'Connor, J.D.	Director	March 17, 2020
Daniel J. O'Connor, J.D.

/s/ Richard W. Pascoe	Director	March 17, 2020
Richard W. Pascoe

/s/ Dr. Robin L. Smith	Director	March 17, 2020
Dr. Robin L. Smith