Form 10-Q
period 2020-03-31
SEELOS THERAPEUTICS, INC.
filed 2020-05-07
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or
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

As of May 1, 2020, 44,949,905 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)
	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$12,688	$10,261
Prepaid expenses and other current assets	1,483	835
Total current assets	14,171	11,096
Total assets	$14,171	$11,096

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$3,281	$796
Accrued expenses	1,491	1,919
Licenses payable	2,125	7,100
Warrant liabilities, at fair value	309	963
Total current liabilities	7,206	10,778

Licenses payables, long-term	200	325
Total liabilities	7,406	11,103

Commitments and contingencies (note 10)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
44,005,044 and 27,028,533 issued and outstanding as of
March 31, 2020 and December 31, 2019, respectively	44	27
Additional paid-in-capital	67,614	56,027
Accumulated deficit	(60,893)	(56,061)
Total stockholders' equity (deficit)	6,765	(7)
Total liabilities and stockholders' equity (deficit)	$14,171	$11,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expense
Research and development	$3,693	$9,020
General and administrative	1,816	3,322
Total operating expense	5,509	12,342
Loss from operations	(5,509)	(12,342)
Other income (expense)
Interest income	27	25
Interest expense	(4)	(16)
Loss on warrant issuance	-	(5,020)
Change in fair value of warrant liabilities	654	(18,050)
Change in fair value of convertible notes payable	-	(109)
Total other income (expense)	677	(23,170)
Net loss and comprehensive loss	$(4,832)	$(35,512)

Net loss per share basic and diluted	$(0.14)	$(3.98)

Weighted-average common shares outstanding basic and diluted	34,115,193	8,931,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2020 and 2019
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	311	-	311
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock,
net of issuance costs	15,166,666	15	8,835	-	8,850
Net loss	-	-	-	(4,832)	(4,832)
Balance as of March 31, 2020	44,005,044	$44	$67,614	$(60,893)	$6,765

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	38	-	38
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Warrants exercised for cash	13,190,525	13	2,657	-	2,670
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	3,656	-	3,656
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Net loss	-	-	-	(35,512)	(35,512)
Balance as of March 31, 2019	20,213,762	$20	$43,335	$(40,318)	$3,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,832)	$(35,512)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	311	38
Research and development expensed - license acquired	192	3,000
Change in fair value of convertible notes payable	-	109
Change in fair value of warrant liability	(654)	18,050
Loss on warrant issuance	-	5,020
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(648)	(903)
Accounts payable	2,486	201
Accrued expenses	(428)	2,045
Accrued interest	-	12
Licenses payable	(2,850)	-
Net cash used in operating activities	(6,423)	(7,940)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	-	16,520
Proceeds from issuance of common stock, pursuant to
Securities Purchase Agreement, net of issuance costs	8,850	-
Proceeds from exercise of warrants	-	2,670
Net cash provided by financing activities	8,850	19,190
Net increase in cash	2,427	11,250
Cash, beginning of period	10,261	42
Cash, end of period	$12,688	$11,292

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$5
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for conversion of debt	$-	$2,550
Issuance of common stock for conversion of accrued interest	$-	$164
Effect of reverse merger	$-	$299
Reclass of warrant liabilities related to Series A warrants exercised for cash	$-	$3,656
Reclass of Series B warrants from warrant liability to stockholders' equity	$-	$31,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the "Company") plan on developing its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. The Company's lead programs are SLS-002 for the potential treatment of suicidality in major depressive disorder ("MDD") and in post-traumatic stress disorder ("PTSD"), SLS-005 for the potential treatment of Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's Disease ("PD"). Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004 and SLS-007 for the potential treatment of PD, SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Liquidity

The Company had generated limited revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, the Company had $12.7 million in cash and an accumulated deficit of $60.9 million. The Company has historically funded its operations through the issuance of convertible notes (the "Notes") (see Note 6), the sale of common stock (see Note 3) and the sale of warrants (see Note 7).

On March 16, 2020, the Company completed an underwritten public offering pursuant to which it sold 7,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from this offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

On February 13, 2020, the Company completed an underwritten public offering, pursuant to which it sold 6,666,667 shares of its common stock at a price to the public of $0.75 per share. On February 19, 2020, the Company sold an additional 999,999 shares of its common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to cover over-allotments. The net proceeds to the Company from this offering were approximately $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Pursuant to the asset purchase agreement with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), as amended by an amendment thereto entered into on May 18, 2018 and an amendment thereto entered into on December 31, 2018 and as amended by an amendment thereto entered into on October 15, 2019 (as amended, the "Vyera Agreement"), the Company will be required to make a cash payment to Vyera in the amount of $1.0 million in each of April 2020 and July 2020. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., the Company will be required to make a cash payment to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, make an additional cash payment of $0.2 million in January 2022. The Company believes that in order for it to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital in the form of equity, debt or both. Without additional capital, the Company's ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

The Company does not currently have an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC"). As further discussed in the risk factor "As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.", the Company will no longer be permitted to use its existing registration statements on Form S-3, including its shelf registration statement on Form S-3, as of March 17, 2020, the filing date of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Absent a waiver of the Form S-3 eligibility requirements and assuming the Company continues to timely file its required reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the earliest the Company would regain the ability to use Form S-3 is June 1, 2020. At that time, provided that the Company is otherwise current in its Exchange Act reporting obligations, the Company would become eligible to use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of May 1, 2020, the Company had approximately $83.8 million available under its Form S-3 shelf registration statement. However if, and/or when, the Company regains eligibility to use its shelf registration statement on Form S-3, under current SEC regulations, in the event the aggregate market value of the Company's common stock held by non-affiliates ("public float"), is less than $75.0 million, the amount it can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement"), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float. SEC regulations permit the Company to use the highest closing sales price of the Company's common stock (or the average of the last bid and last ask prices of the Company's common stock) on any day within 60 days of sales under the shelf registration statement. As of May 1, 2020, the Company's public float was approximately $35.5 million based on 44.0 million shares of the Company's common stock outstanding at a price of $0.87 per share, which was the closing sale price of the Company's common stock on March 9, 2020. As the Company's public float was less than $75.0 million as of May 1, 2020, and the Company has sold securities pursuant to its previously effective shelf registration statement in the last 12 months, the Company's usage of any S-3 shelf registration statement is limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of March 31, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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
  its ability to regain and maintain compliance with the listing requirements of the Nasdaq Capital Market;
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
  the trading price of its common stock;
  its ability to secure a development partner for its product candidate in the United States for the treatment of erectile dysfunction (the "CVR Product Candidate") in order to overcome deficiencies raised in the 2018 complete response letter issued by the U.S. Food and Drug Administration (the "FDA") related to the CVR Product Candidate; and
  its ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K ("Annual Report") filed with the SEC on March 17, 2020. The accompanying financial statements have been prepared by the Company in accordance with U.S. GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company's financial position, results of operations and cash flows. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company's actual results may differ from these estimates under different assumptions or conditions.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$12,688	$-	$-	$12,688
Liabilities
Warrant liabilities, at fair value	$-	$-	$309	$309

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$10,261	$-	$-	$10,261
Liabilities
Warrant liabilities, at fair value	$-	$-	$963	$963

There were no transfers between fair value measurement levels during the three months ended March 31, 2020.

The Company's warrant liabilities were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.  The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2020:

Three Months Ended
March 31, 2020
Risk-free interest rate	0.32%
Volatility	110.30%
Dividend yield	- %
Expected term	3.82
Weighted-average fair value	$0.34

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2019	$963
Change in fair value measurement of warrant liability	(654)
Balance as of March 31, 2020	$309

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

The following potentially dilutive securities outstanding for the three months ended March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	1,667	411
Outstanding warrants	3,584	2,488
	5,251	2,899

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement ("Topic 820"), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. The Company adopted ASU 2018-13 is effective January 1, 2020.The adoptions of ASU 2018-13 did not have material effect on the Company's financial statements.

3. Common Stock Offerings

Public Offerings

On March 16, 2020, the Company completed an underwritten public offering pursuant to which it sold 7,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from this offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended.

On February 13, 2020, the Company completed an underwritten public offering, pursuant to which it sold 6,666,667 shares of its common stock at a price to the public of $0.75 per share. On February 19, 2020, the Company sold an additional 999,999 shares of its common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to cover over-allotments. The net proceeds to the Company from this offering were approximately $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The shares were offered by the Company pursuant to the Company's registration statement on Form S-1 filed with the SEC on January 22, 2020, as amended.

Stock Purchase Agreement

On January 2, 2020, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Vyera, pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the "Shares"). The Company entered into the Stock Purchase Agreement in accordance with the Vyera Agreement, as amended by the amendment entered into on October 15, 2019, see Note 4. As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement. The Shares were issued pursuant to the Company's registration statement on Form S-3 (File No. 333-221285), as amended, which was declared effective by the SEC on December 7, 2017, a base prospectus dated December 7, 2017 and a prospectus supplement dated January 2, 2020.

Securities Purchase Agreement

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement"), pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company issued to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. The closing of the offerings occurred on August 27, 2019. The Company filed a registration statement on Form S-1 on November 21, 2019 to provide for the resale of the shares of common stock issuable upon the exercise of the August 2019 Warrants (the "Warrant Shares"), and is obligated to use commercially reasonable efforts to keep such registration statement effective from the date the warrants initially become exercisable until the earlier of (i) the date on which the Warrant Shares may be sold without registration pursuant to Rule 144 under the Securities Act during any 90 day period, and (ii) the date on which no purchaser owns any warrants or Warrant Shares. On August 23, 2019, the Company also entered into a Placement Agency Agreement (the "Placement Agency Agreement") with Roth Capital Partners, LLC ("Roth"), pursuant to which Roth served as the placement agent for the issuance and sale of the shares and the warrants, and the Company paid Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company in the offerings. The Placement Agency Agreement includes indemnity and other customary provisions for transactions of this nature.

Equity Distribution Agreement

On June 17, 2019, the Company entered into the Equity Distribution Agreement with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray (the "Offering") up to $50,000,000 in shares. Any shares offered and sold in the offering will be issued pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended on December 1, 2017 and declared effective on December 7, 2017, the prospectus supplement relating to the offering filed with the SEC on June 17, 2019 and any applicable additional prospectus supplements related to the offering that form a part of the registration statement. The number of shares eligible for sale under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company's instructions. Under the Equity Distribution Agreement, Piper Jaffray may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Capital Market or on any other existing trading market for the shares. Subject to the Company's prior written consent, Piper Jaffray may also sell shares by any other method permitted by law including, but not limited to, privately negotiated transactions. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Equity Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of all of the shares, or (ii) the termination of the Equity Distribution Agreement according to its terms by either the Company or Piper Jaffray. The Company and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Equity Distribution Agreement. The Company will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the year ended December 31, 2019, the Company sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement. On August 23, 2019, the Company suspended its continuous offering under the Equity Distribution Agreement.

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

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STIs common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company's common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), currently adjusted to a price per share of $0.60 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 7). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

On March 7, 2019, the Company entered into Amendment Agreements (collectively, the "Amendment Agreements") with each Investor amending: (i) the Purchase Agreement, (ii) the Series A Warrants, and (iii) the Series B Warrants. The Amendment Agreements, among other things, fixed the aggregate number of shares of common stock issued and issuable pursuant to the Series A Warrants at 3,629,023 (none of which were exercised as of March 7, 2019). The terms of the Investor Warrants continue to include certain provisions that could result in a future adjustment to the exercise price of the Investor Warrants and accordingly, they continue to be classified as a liability after the Amendment Agreements.

At March 31, 2020, 0.9 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

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

In connection with the closing of the Merger, the Company issued 801,253 shares of common stock to Ligand and recognized research and development expense totaling approximately $2.2 million during the three months ended March 31, 2019 for this License Agreement.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.

Acquisition of Assets from Vyera

On March 6, 2018, the Company entered into the Vyera Agreement with Vyera, pursuant to which the Company acquired the assets (the "Vyera Assets") and liabilities (the "Vyera Assumed Liabilities"), of Vyera related to TUR-002 (intranasal ketamine), which is now known as SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002.

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

Pursuant to the amendment to the Asset Purchase Agreement entered into by the Company and Vyera on October 15, 2019, the Company issued Vyera 1,809,845 registered shares of the Company's common stock on January 2, 2020 and made cash payments to Vyera in the amounts of $750,000, $750,000 and $1.0 million in October 2019, January 2020 and April 2020, respectively and is obligated to pay $1.0 million in July 2020 (each, a "Payment Obligation"). In event the Company fails to timely meet a Payment Obligation (subject to a cure period), Vyera has the right to require that all of the Vyera Assets and the Vyera Assumed Liabilities be returned to Vyera.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, the Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). The Company paid to Bioblast $1.5 million in February 2019 and an additional $2.0 million in February 2020. Accordingly, the Company recognized a $3.5 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, the Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, planned to begin an open label, Phase II(b) clinical trial in up to 20 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. The Company will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle the Company access to all clinical data from this trial. On July 15, 2019, TSF and the Company amended the agreement whereby the Company agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.

Acquisition of License from The Regents of the University of California

On March 7, 2019, the Company entered into an exclusive license agreement (the "UC Regents License Agreement") with The Regents of the University of California ("The UC Regents") pursuant to which the Company was granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the central nervous system ("CNS"). This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, the Company paid to The UC Regents $0.1 million and recognized a $0.1 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the UC Regents License Agreement, the Company agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase I clinical trial, the Company will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., the Company will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, the Company will pay $1.0 million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, the Company will pay $2.5 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce the Company's license to a nonexclusive license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.

Acquisition of License from Duke University

On June 27, 2019, the Company entered into an exclusive license agreement (the "Duke License Agreement") with Duke University pursuant to which the Company was granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes alpha-synuclein expression. The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, the Company paid to Duke University $0.1 million and recognized $0.1 million charge to research and development expense during the three months ended June 30, 2019. The Company agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, the Company will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, the Company will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $1.0 million; and (v) within 30 days following an NDA approval, the Company will pay $2.0 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.

5. Business Combination

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

In connection with the Merger, STI entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right ("CVR") for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. STI is entitled to retain the first $500,000 and 10% of any Contingent Payments. STI assigned no value to the CVR Product Candidate intangible asset as of March 31, 2020 or the CVR in the acquisition accounting.

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

The Notes were carried at fair value. The Company recognized an adjustment relating to changes in the Notes fair value of $0 and $109 thousand during the three months ended March 31, 2020 and 2019, respectively.

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,284 shares of common stock at a price of $9.70 or $10.91 per share.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of March 31, 2020 or December 31, 2019.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of March 31, 2020 and December 31, 2019. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

August 2019 Warrants

The August 2019 Warrants are exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants are exercisable beginning six months after the date of issuance and have a term of four years from the date of issuance.

As of March 31, 2020, 2.2 million August 2019 Warrants remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted several times pursuant to the terms thereof to 3,629,023 shares of common stock at an exercise price per share equal to $0.60 per share. The Series A Warrants were immediately exercisable upon issuance and have a term of five years from the date of issuance.

During the three months ended March 31, 2020 and 2019, 0 and 1.6 million, respectively, Series A Warrants were exercised for approximately $0 and $2.6 million, respectively. As of March 31, 2020, 0.9 million Series A Warrants remain outstanding at an exercise price of $0.60 per share.

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

A summary of warrant activity during the three months ended March 31, 2020 is as follows (in thousands):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2019	3,584	$3.85	3.3
Issued	-	$-	-
Exercised	-	$-
Cancelled	-	$-
Outstanding as of March 31, 2020	3,584	$3.77	3.5
Exercisable as of March 31, 2020	3,584	$3.77	3.5

The Series A Warrants and the Series B Warrants were each recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are un-exercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of March 31, 2020, an aggregate of 1,538,582 shares of common stock were authorized under the Apricus 2012 Plan, of which no shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

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

Stock options

During the three months ended March 31, 2020, the Company granted 631,688 incentive stock options and 449,312 non-qualified stock options to employees with a weighted average exercise price per share of $1.42 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the three months ended March 31, 2020, the Company also granted 64,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.42 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. These stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the three months ended March 31, 2020, no stock options were exercised or forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Risk-free interest rate	1.6%-1.7%
Volatility	109%-112%
Dividend yield	-%
Expected term	5-7
Weighted-average fair value	$1.18

A summary of stock option activity during the three months ended March 31, 2020 is as follows (in thousands):

		Weighted-	Weighted-	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2019	522	$9.18	9.0	$21
Granted	1,145	1.42	9.7
Exercised	-	-
Cancelled	-	-	-
Outstanding as of March 31, 2020	1,667	$3.85	9.4	$-
Vested and expected to vest as of March 31, 2020	211	$19.69	8.5	$-
Exercisable as of March 31, 2020	211	$19.69	8.5	$-

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$68	$9
General and administrative	243	29
	$311	$38

9. Related Party Transactions

IRRAS AB ("IRRAS") is a commercial stage medical technology company of which a former director of the Company is also the President, Chief Executive Officer and director. In January 2018, the Company and IRRAS entered into a Sublease, pursuant to which the Company subleased to IRRAS excess capacity in its corporate headquarters. The sublease had a term of two years. On October 30, 2018, the Company and IRRAS entered into an amended and restated sublease, commencing January 1, 2019, pursuant to which the Company agreed to sublease to IRRAS the remainder of its San Diego, California location (the "IRRAS Restated Sublease"), which satisfied a closing condition related to the Merger. The IRRAS Restated Sublease had a term of one year and provides for aggregate payments due to the Company of approximately $0.4 million, which approximates fair value. This sublease expired in January 2020 and has not been renewed.

10. Commitments and Contingencies

Leases

In March 2019, the Company entered into a nine-month office space rental agreement for its headquarters in New York, New York expiring November 2019. In November 2019, the Company renewed this rental agreement for an additional twelve months. The rental agreement contains a base rent of approximately $9,000 per month.

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

For the three months ended March 31, 2020 and 2019, rent expense totaled approximately $44,000 and $18,000, respectively.

Future minimum rental payments under operating leases as of March 31, 2020 are approximately $77,000 for 2020.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of March 31, 2020, there was no material litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10- K for the year ended December 31, 2019 as filed with the United States Securities and Exchange Commission ("SEC") on March 17, 2020. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

We plan on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs are currently SLS-002 for the potential treatment of suicidality in Major Depressive Disorder ("MDD") and in Post-Traumatic Stress Disorder ("PTSD"), and SLS-005 for the potential treatment of Sanfilippo syndrome. Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson's Disease ("PD"), SLS-008, targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post- operative pain management.

Recent Developments

Coronavirus (COVID-19)

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus ("COVID-19") pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our ongoing clinical trial for SLS-002 in suicidality in MDD and PTSD completed the clinical testing phase in February 2020 and is currently in the data review and report writing stage. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not expect the preventative measures taken to date to have a material adverse impact on our business for the second quarter of 2020, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 outbreak, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials or delays in completing enrollment for any clinical trials we may commence. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, if the pandemic continues at its current rate into the third quarter of 2020. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Merger

On January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation ("Apricus"), completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation ("STI"), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the "Merger Agreement") entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into STI, with STI (renamed as "Seelos Corporation") continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as "Seelos Therapeutics, Inc." (the "Merger"). Upon completion of the Merger, we focused on the development and commercialization of central nervous system ("CNS") therapeutics with known mechanisms of action in areas with a highly unmet medical need.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had $12.7 million in cash and an accumulated deficit of $60.9 million. We have historically funded our operations through the issuance of convertible notes (the "Notes") (see Note 6 to our condensed consolidated financial statements), the sale of common stock (see Note 3 to our condensed consolidated financial statements) and the exercise of warrants (see Note 7 to our condensed consolidated financial statements).

On March 16, 2020, we completed an underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from this offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

On February 13, 2020, we completed an underwritten public offering, pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to cover over-allotments. The net proceeds to us from this offering were approximately $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates and funding capital expenditures, acquisitions and investments.

Pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), we will be required to make a cash payment to Vyera in the amount of $1.0 million in each of April 2020 and July 2020. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make a cash payment to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, make an additional cash payment of $0.2 million in January 2022. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital in the form of equity, debt or both. Without additional capital, our ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently do not have an effective shelf registration statement on Form S-3 filed with the SEC. As further discussed in the risk factor "As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.", we are no longer permitted to use our existing registration statements on Form S-3, including our shelf registration statement on Form S-3, as of March 17, 2020 with the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the earliest we would regain the ability to use Form S-3 is June 1, 2020. At that time, provided that we are otherwise current in our Exchange Act reporting obligations, we would become eligible to use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of May 1, 2020, we had approximately $83.8 million available under our Form S-3 shelf registration statement. However if, and/or when, we regain eligibility to use our shelf registration statement on Form S-3, under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co., in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of May 1, 2020, our public float was approximately $35.5 million based on 44.0 million shares of our common stock outstanding at a price of $0.87 per share, which was the closing sale price of our common stock on March 9, 2020. As our public float was less than $75.0 million as of May 1, 2020, and because we sold securities pursuant to our previously effective shelf registration statement in the last twelve months, our usage of our S-3 shelf registration statement is limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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
  our ability to regain and maintain compliance with the listing requirements of The Nasdaq Capital Market;
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
  the trading price of our common stock;
  our ability to secure a development partner for our product candidate in the United States for the treatment of erectile dysfunction (the "CVR Product Candidate") in order to overcome deficiencies raised in the 2018 complete response letter issued by the FDA related to the CVR Product Candidate; and
  our ability to increase the number of authorized shares outstanding to facilitate future financing events.

On April 14, 2020, the Company received written notice (the "Notice") from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until October 12, 2020, to regain compliance. The Notice stated that the Nasdaq staff (the "Nasdaq Staff") would provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if at any time before October 12, 2020, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. On April 17, 2020, the Company received a subsequent written notice from Nasdaq, indicating that Nasdaq filed an immediately effective rule change with the SEC on April 16, 2020. Pursuant to the rule change, Nasdaq tolled the compliance period for bid price and market value of publicly held shares requirements (collectively, "Price-based Requirements") through June 30, 2020. As a result, companies presently in compliance periods for any Price-based Requirements will not be subject to being delisted for these concerns, and starting on July 1, 2020, companies will receive the balance of any compliance period in effect at the start of the tolling period to regain compliance. Accordingly, since the Company had 178 calendar days remaining in our compliance period as of April 16, 2020, the Company will, upon reinstatement of the Price-based Requirements, have 178 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance.

On April 21, 2020, the Company received an additional written notice from Nasdaq (the "MVLS Notice") indicating that, for the last thirty consecutive business days, the market value of its listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until October 19, 2020, to regain compliance. The MVLS Notice states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with Rule 5550(b)(2) if at any time before October 19, 2020, the market value of its common stock closes at $35 million or more for a minimum of ten consecutive business days.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes to such policies or estimates during the three months ended March 31, 2020.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended March 31, 2020 and 2019

Operating Expense

Operating expense was as follows (in thousands):

			Three Months Ended March 31,
	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Operating expense
Research and development	$3,693	$9,020	$(5,327)	-59%
General and administrative	1,816	3,322	(1,506)	-45%
Total operating expense	$5,509	$12,342	$(6,833)	-55%

Research and Development Expenses

Research and development expenses were as follows (in thousands):

			Three Months Ended March 31,
	Three Months Ended March 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses
Cash payments for licenses	$-	$4,603	$(4,603)	-100%
Non-cash payments licenses	193	3,000	(2,807)	-94%
Clinical trial expenses	2,141	-	2,141	n/a
Manufacturing expenses	449	925	(476)	-51%
Employee compensation	402	375	27	7%
Contract consulting expenses	432	107	325	304%
Other research and development expenses	76	10	66	660%
Total research and development expenses	$3,693	$9,020	$(5,327)	-59%

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $5.3 million decrease in R&D expense during the three months ended March 31, 2020, as compared to the same period in 2019, resulted primarily from a decrease in license fees of approximately $7.4 million and approximately $476,000 in manufacturing costs. These decreases were partially offset by increases in clinical trial costs of approximately $2.1 million and approximately $325,000 in external consulting costs.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. General and administrative expenses decreased by $1.5 million during the three months ended March 31, 2020, as compared to the same period in 2019. This decrease was primarily due to $2.0 million for costs associated with the Merger for legal and administrative costs associated with the Merger incurred during the three months ended March 31, 2019. This decrease was partially offset by increases in costs including by not limited to, patent maintenance, insurance, internal control compliance and stock-based compensation, of approximately $482,000.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Other income (expense)
Interest income	$27	$25
Interest expense	(4)	(16)
Loss on warrant issuance	-	(5,020)
Change in fair value of warrant liabilities	654	(18,050)
Change in fair value of convertible notes payable	-	(109)
Total other expense	$677	$(23,170)

Interest Income

Interest income was $27,000 and $25,000 for the three months ended March 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $4,000 and $16,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease is due to the conversion of all the outstanding convertible notes on January 24, 2019.

Loss on warrant issuance

Loss on warrant issuance was $0 and $5.0 million for the three months ended March 31, 2020 and 2019, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $309,000 at March 31, 2020. For the three months ended March 31, 2020, the change in fair value of warrant liabilities was $654,000, which income was due to revaluation of the Series A Warrant during such period. For the three months ended March 31, 2019, the change in fair value of warrant liabilities was $18.1 million, which expenses was due to revaluation of the Series A Warrant and Series B Warrant during such period.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $0 and $109,000 during the three months ended March 31, 2020 and 2019, respectively.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operations
Net cash used in operating activities	$(6,423)	$(7,940)
Net cash provided by financing activities	8,850	19,190
Net increase in cash	$2,427	$11,250

Operating Activities

Cash used in operating activities of $6.4 million during the three months ended March 31, 2020 was primarily due to a net loss of $4.8 million, and changes in operating assets and liabilities of $1.4 million.

Cash used in operating activities of $7.9 million in the three months ended March 31, 2019 was primarily due to the net loss of $35.5 million, which were partially offset by changes in the fair value of the warrant liabilities of $18.1 million, the loss on warrant issuance of $5.0 million, $3.0 million for the acquisition of licenses for research and development and changes in operating assets and liabilities of $1.4 million.

Financing Activities

Cash provided by financing activities of $8.9 million during the three months ended March 31, 2020 was due to proceeds from the issuance of common stock, pursuant to Securities Purchase Agreements, net of costs during the first quarter of 2020.

Cash provided by financing activities of $19.2 million in the three months ended March 31, 2019 was primarily due to the proceeds from the exercise of warrants and issuance of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of March 31, 2020, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control structure over financial reporting during the three months ended March 31, 2020.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 17, 2020:

Risks Related to the Company

*We are a clinical-stage company, the company has a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $60.9 million from our inception through March 31, 2020.

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

As of March 31, 2020, we had a cash balance of approximately $12.7 million. On February 13, 2020, we completed an underwritten public offering pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to purchase additional shares to cover over-allotments. The net proceeds to us from the offering were approximately $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On March 16, 2020, we completed an additional underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from the offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We currently do not have an effective shelf registration statement on Form S-3 filed with the SEC. As further discussed in the risk factor "As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.", we are no longer permitted to use our existing registration statements on Form S-3, including our shelf registration statement on Form S-3, as of March 17, 2020, the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the earliest we would regain the ability to use Form S-3 is June 1, 2020. At that time, we may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. In addition, if, and/or when, we regain eligibility to use our shelf registration statement on Form S-3, under current SEC regulations, in the event that the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement") (if we determine to un-suspend the continuous offering thereunder), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of May 1, 2020, our public float was approximately $35.5 million based on 44.0 million shares of our common stock outstanding at a price of $0.87 per share, which was the closing sale price of our common stock on March 9, 2020. Our public float was less than $75.0 million as of May 1, 2020, therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

In addition, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we are currently ineligible to file new short form registration statements on Form S-3 and, absent a waiver of the Form S-3 eligibility requirements, we are no longer permitted to use our existing registration statements on Form S-3 as of March 17, 2020, the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As a consequence, absent a waiver of the Form S-3 eligibility requirements, we are not permitted to sell all of the amount of common stock we could otherwise sell, subject to the limits of General Instruction I.B.6 of Form S-3, under the Equity Distribution Agreement (if we determine to un-suspend the continuous offering thereunder), which could adversely affect our ability to run our operations and progress our product development programs. We will not be permitted to conduct an "at the market offering" pursuant to the Equity Distribution Agreement absent an effective primary registration statement on Form S-3.

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

*A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic, may have a material adverse effect on our operations. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

* If we experience delays in the enrollment of patients in our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In addition, the COVID-19 pandemic may result in a reduction of patient enrollment, a loss of patient enrollment and other delays affecting our clinical trials. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "PPACA"), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers' rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of "average manufacturer price", which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the "donut hole." Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of May 1, 2020, we have 6 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended (the "Vyera APA"), with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera") we will be required to make a cash payment to Vyera in the amounts of $1.0 million in July 2020 and we will also be required to pay royalties to Vyera on net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Additionally, if we fail to timely make the $1.0 million cash payment to Vyera under the Vyera APA (subject to a cure period), Vyera has the right to require that all of the assets we purchased from Vyera and the liabilities we assumed from Vyera be returned, which would result in a return of our SLS-002 program to Vyera and our inability to further develop such program. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make cash payments to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, we will be required to make an additional cash payment of $0.2 million in January 2022.

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

*If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

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

On April 14, 2020, we received written notice (the "Notice") from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 12, 2020, to regain compliance. The Notice stated that the Nasdaq staff (the "Nasdaq Staff") would provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before October 12, 2020, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. On April 17, 2020, we received a subsequent written notice from Nasdaq, indicating that Nasdaq filed an immediately effective rule change with the SEC on April 16, 2020. Pursuant to the rule change, Nasdaq tolled the compliance period for bid price and market value of publicly held shares requirements (collectively, "Price-based Requirements") through June 30, 2020. As a result, companies presently in compliance periods for any Price-based Requirements will not be subject to being delisted for these concerns, and starting on July 1, 2020, companies will receive the balance of any compliance period in effect at the start of the tolling period to regain compliance. Accordingly, since we had 178 calendar days remaining in our compliance period as of April 16, 2020, we will, upon reinstatement of the Price-based Requirements, have 178 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance. There is no guarantee that we will regain compliance by December 28, 2020.

On April 21, 2020, we received an additional written notice from Nasdaq (the "MVLS Notice") indicating that, for the last thirty consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until October 19, 2020, to regain compliance. The MVLS Notice states that the Nasdaq Staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before October 19, 2020, the market value of our common stock closes at $35 million or more for a minimum of ten consecutive business days. There is no guarantee that we will regain compliance by October 19, 2020.

In addition, we have previously received similar notices from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). If we regain compliance with the Nasdaq Capital Market's minimum market value of listed securities requirement by October 19, 2020 and minimum closing bid price requirements by December 28, 2020, there is no guarantee that we will remain in compliance with such listing requirements in the future.

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

As of May 1, 2020, Dr. Mehra, our sole executive officer and a director, owns approximately 7.3% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of May 1, 2020, we have outstanding warrants to purchase an aggregate of approximately 3.6 million shares of our common stock, and options to purchase an aggregate of approximately 1.7 milliom shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of May 1, 2020, the Financing Warrants were exercisable for approximately 0.9 million shares of our common stock at an exercise price of $0.60 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

2.2

Amendment No. 1 Agreement and Plan of Merger, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.33

Amendment No. 2 Agreement and Plan of Merger, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4

Amendment No. 3 Agreement and Plan of Merger, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5*

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

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020.

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

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

4.12

Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.13

Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.15	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.16

Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.17	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.18	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.19

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

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

4.22

Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.23

Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

10.1

Stock Purchase Agreement, dated as of January 2, 2020, by and between Seelos Therapeutics, Inc. and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020).

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

(1) Furnished, not filed.

* All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
# Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: May 7, 2020	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)