Form 10-Q
period 2020-06-30
SEELOS THERAPEUTICS, INC.
filed 2020-08-14
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or
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

As of August 6, 2020, 44,405,044 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)
	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$5,854	$10,261
Prepaid expenses and other current assets	1,906	835
Total current assets	7,760	11,096
Total assets	$7,760	$11,096

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$630	$796
Accrued expenses	1,229	1,919
Licenses payable	1,125	7,100
Warrant liabilities, at fair value	722	963
Total current liabilities	3,706	10,778

Licenses payables, long-term	200	325
Note payable	147	-
Total liabilities	4,053	11,103

Commitments and contingencies (note 10)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
44,405,044 and 27,028,533 issued and outstanding as of
June 30, 2020 and December 31, 2019, respectively	44	27
Additional paid-in-capital	68,285	56,027
Accumulated deficit	(64,622)	(56,061)
Total stockholders' equity (deficit)	3,707	(7)
Total liabilities and stockholders' equity (deficit)	$7,760	$11,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expense
Research and development	$1,444	$1,704	$5,137	$10,724
General and administrative	1,876	1,690	3,692	5,012
Total operating expense	3,320	3,394	8,829	15,736
Loss from operations	(3,320)	(3,394)	(8,829)	(15,736)
Other income (expense)
Interest income	7	39	34	64
Interest expense	(3)	(11)	(7)	(27)
Loss on warrant issuance	-	-	-	(5,020)
Change in fair value of warrant liabilities	(413)	1,503	241	(16,547)
Change in fair value of convertible notes payable	-	-	-	(109)
Total other income (expense)	(409)	1,531	268	(21,639)
Net loss and comprehensive loss	$(3,729)	$(1,863)	$(8,561)	$(37,375)

Net loss per share basic and diluted	$(0.08)	$(0.09)	$(0.22)	$(2.50)

Weighted-average common shares outstanding basic and diluted	44,157,059	20,944,617	39,136,126	14,971,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended June 30, 2020 and 2019
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2020	44,005,044	$44	$67,614	$(60,893)	$6,765
Stock-based compensation expense	-	-	341	-	341
Issuance of common stock for prepaid services	400,000	-	330	-	330
Net loss	-	-	-	(3,729)	(3,729)
Balance as of June 30, 2020	44,405,044	$44	$68,285	$(64,622)	$3,707

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of March 31, 2019	20,213,762	$20	$43,335	$(40,318)	$3,037
Stock-based compensation expense	-	-	144	-	144
Warrants exercised for cash	1,063,467	1	1,772	-	1,773
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	1,848	-	1,848
Net loss	-	-	-	(1,863)	(1,863)
Balance as of June 30, 2019	21,277,229	$21	$47,099	$(42,181)	$4,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2020 and 2019
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	652	-	652
Issuance of common stock for prepaid services	400,000	-	330	-	330
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock,
net of issuance costs	15,166,666	15	8,835	-	8,850
Net loss	-	-	-	(8,561)	(8,561)
Balance as of June 30, 2020	44,405,044	$44	$68,285	$(64,622)	$3,707

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	182	-	182
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Warrants exercised for cash	14,253,992	14	4,429	-	4,443
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	5,504	-	5,504
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Net loss	-	-	-	(37,375)	(37,375)
Balance as of June 30, 2019	21,277,229	$21	$47,099	$(42,181)	$4,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,561)	$(37,375)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	652	182
Shares issued for services	124	-
Research and development expensed - license acquired	192	3,000
Change in fair value of convertible notes payable	-	109
Change in fair value of warrant liability	(241)	16,547
Loss on warrant issuance	-	5,020
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(864)	(402)
Accounts payable	(166)	(1,195)
Accrued expenses	(690)	2,825
Accrued interest	-	12
Licenses payable	(3,850)	-
Net cash used in operating activities	(13,404)	(11,277)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	-	16,520
Proceeds from issuance of common stock, pursuant to Securities Purchase Agreement, net of issuance costs	8,850	-
Proceeds from note payable	147	-
Proceeds from exercise of warrants	-	4,443
Net cash provided by financing activities	8,997	20,963
Net increase in cash	(4,407)	9,686
Cash, beginning of period	10,261	42
Cash, end of period	$5,854	$9,728

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$11
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for license payable	$2,443	$-
Issuance of common stock for conversion of debt	$-	$2,551
Issuance of common stock for conversion of accrued interest	$-	$164
Effect of reverse merger	$-	$299
Reclass of warrant liabilities related to Series A warrants exercised for cash	$-	$5,504
Reclass of Series B warrants from warrant liability to stockholders' equity	$-	$31,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the "Company") plan on developing its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. The Company's lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder ("ASIB in MDD") and in post-traumatic stress disorder ("PTSD"), SLS-005 for the potential treatment of Sanfilippo syndrome and SLS-006 for the potential treatment of Parkinson's Disease ("PD"). Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004 and SLS-007 for the potential treatment of PD, SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Liquidity

The Company had generated limited revenues, incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, the Company had $5.9 million in cash and an accumulated deficit of $64.6 million. The Company has historically funded its operations through the issuance of convertible notes (the "Notes") (see Note 6), the sale of common stock (see Note 3) and the sale of warrants (see Note 7).

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

Pursuant to the asset purchase agreement with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), as amended by an amendment thereto entered into on May 18, 2018 and an amendment thereto entered into on December 31, 2018 and as amended by an amendment thereto entered into on October 15, 2019 (as amended, the "Vyera Agreement"), the Company is required to make a cash payment to Vyera in the amount of $1.0 million in July 2020. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., the Company is required to make a cash payment to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, make an additional cash payment of $0.2 million in January 2022. The Company believes that in order for it to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital in the form of equity, debt or both. Without additional capital, the Company's ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC"). As of June 30, 2020, the Company had approximately $80.2 million available under its Form S-3 shelf registration statement. Under current SEC regulations, in the event the aggregate market value of the Company's common stock held by non-affiliates ("public float"), is less than $75.0 million, the amount it can raise through primary public offerings of securities, including sales under the Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement"), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float. SEC regulations permit the Company to use the highest closing sales price of the Company's common stock (or the average of the last bid and last ask prices of the Company's common stock) on any day within 60 days of sales under the shelf registration statement. As of August 6, 2020, the Company's public float was approximately $62.2 million based on 44.4 million shares of the Company's common stock outstanding at a price of $1.51 per share, which was the closing sale price of the Company's common stock on June 22, 2020. As the Company's public float was less than $75.0 million as of August 6, 2020, and the Company has sold securities pursuant to its previously effective shelf registration statement in the last 12 months, the Company's usage of any S-3 shelf registration statement is currently limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities, or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of June 30, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K ("Annual Report") filed with the SEC on March 17, 2020. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company's financial position, results of operations and cash flows. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company's actual results may differ from these estimates under different assumptions or conditions.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company's financial statements relate to the valuation of warrants, valuation of common stock and the valuation of stock options. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$5,854	$-	$-	$5,854
Liabilities
Warrant liabilities, at fair value	$-	$-	$722	$722

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$10,261	$-	$-	$10,261
Liabilities
Warrant liabilities, at fair value	$-	$-	$963	$963

There were no transfers between fair value measurement levels during the six months ended June 30, 2020.

The Company's warrant liabilities were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.  The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2020:

Six Months Ended
June 30, 2020
Risk-free interest rate	0.21%
Volatility	113.50%
Dividend yield	- %
Expected term	3.57
Weighted-average fair value	$0.79

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2019	$963
Change in fair value measurement of warrant liability	(241)
Balance as of June 30, 2020	$722

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

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Six Months Ended June 30,
	2020	2019
Outstanding stock options	4,925	411
Unvested restricted stock	67	-
Outstanding warrants	3,584	1,425
	8,576	1,836

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, Fair Value Measurement ("Topic 820"), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). The amendments in this ASU require certain existing disclosure requirements in Topic 820 to be modified or removed, and certain new disclosure requirements to be added to the Topic. In addition, this ASU allows entities to exercise more discretion when considering fair value measurement disclosures. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have a material effect on the Company's financial statements.

3. Common Stock Offerings

Consulting Agreement

On May 11, 2020, the Company entered into a consulting agreement (the "Consulting Agreement") with an advisory firm, pursuant to which the advisory firm agreed to provide the Company with certain management consulting, business and advisory services. The Company agreed to issue the advisory firm 300,000 unregistered shares of the Company's common stock, which shares were issued on May 11, 2020, plus $80 thousand in cash.

On June 9, 2020, the Company and the advisory firm entered into an amendment to the Consulting Agreement (the "Amendment"). Pursuant to the Amendment, the advisory firm agreed to provide the Company with additional services and, in consideration, the Company agreed to issue the advisory firm an additional 200,000 unregistered shares of the Company's common stock (the "Additional Shares"), plus $20 thousand in cash. The Additional Shares were issued to the advisory firm on June 9, 2020 and are subject to certain vesting restrictions.

Through June 30, 2020, the Company has recognized approximately $148,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020 and will record the remaining expense of $283,000 during the three months ended September 30, 2020. The Company also cancelled the 100,000 shares that will not vest due to the cancellation of the Consulting Agreement.

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

Stock Purchase Agreement with Vyera

On January 2, 2020, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Vyera, pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the "Shares"). The Company entered into the Stock Purchase Agreement in accordance with the Vyera Agreement, as amended by the amendment entered into on October 15, 2019 (see Note 4). As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement. The Shares were issued on January 2, 2020, pursuant to the Company's registration statement on Form S-3 (File No. 333-221285), as amended, which was declared effective by the SEC on December 7, 2017, a base prospectus dated December 7, 2017 and a prospectus supplement dated January 2, 2020.

Securities Purchase Agreement

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement"), pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company issued to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. The closing of the offerings occurred on August 27, 2019. The Company filed a registration statement on Form S-1 on November 21, 2019 to provide for the resale of the shares of common stock issuable upon the exercise of the August 2019 Warrants (the "Warrant Shares"), and is obligated to use commercially reasonable efforts to keep such registration statement effective from the date the warrants initially become exercisable until the earlier of (i) the date on which the Warrant Shares may be sold without registration pursuant to Rule 144 under the Securities Act during any 90 day period, and (ii) the date on which no purchaser owns any warrants or Warrant Shares. On August 23, 2019, the Company also entered into a Placement Agency Agreement (the "Placement Agency Agreement") with Roth Capital Partners, LLC ("Roth"), pursuant to which Roth served as the placement agent for the issuance and sale of the shares and the warrants, and the Company paid Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company in the offerings. The Placement Agency Agreement includes indemnity and other customary provisions for transactions of this nature.

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

At June 30, 2020, 0.9 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

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

Pursuant to the amendment to the Asset Purchase Agreement entered into by the Company and Vyera on October 15, 2019, the Company issued Vyera 1,809,845 registered shares of the Company's common stock on January 2, 2020 and made cash payments to Vyera in the amounts of $750,000, $750,000and $1.0 million in October 2019, January 2020 and April 2020, respectively, and is obligated to pay $1.0 million in July 2020 (each, a "Payment Obligation"). In event the Company fails to timely meet a Payment Obligation (subject to a cure period), Vyera has the right to require that all of the Vyera Assets and the Vyera Assumed Liabilities be returned to Vyera.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2020.

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

In connection with the Merger, STI entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right ("CVR") for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. STI is entitled to retain the first $500,000 and 10% of any Contingent Payments. STI has agreed to pay up to $500,000 of such Contingent Payments that STI receives to a third party pursuant to a settlement agreement between STI and the third party. STI assigned no value to the CVR Product Candidate intangible asset as of June 30, 2020 or the CVR in the acquisition accounting.

6. Debt

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

The Notes were carried at fair value. The Company did not recognize an adjustment relating to changes in the Notes fair value during the three months ended June 30, 2020 and 2019, respectively, and recognized an adjustment of $0 and $109 thousand during the six months ended June 30, 2020 and 2019, respectively.

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,284 shares of common stock at a price of $9.70 or $10.91 per share.

PPP Loan

On May 4, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the "PPP Lender"), for an aggregate principal amount of approximately $147,000 (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company's request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company. The Company intends to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020, principal and interest payments will be required through the maturity date in May 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties and insolvency events. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of June 30, 2020 or December 31, 2019.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of June 30, 2020 and December 31, 2019. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

August 2019 Warrants

The August 2019 Warrants are exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants are exercisable beginning six months after the date of issuance and have a term of four years from the date of issuance.

As of June 30, 2020, August 2019 Warrants exercisable for 2.2 million shares remain outstanding at an exercise price of $1.78 per share.

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

During the three months ended June 30, 2020 and 2019, Series A Warrants for 0 and 1.1 million shares of common stock, respectively, were exercised for approximately $0 and $1.8 million, respectively. During the six months ended June 30, 2020 and 2019, Series A Warrants for 0 and 2.6 million shares of common stock, respectively, were exercised for approximately $0 and $4.4 million, respectively. As of June 30, 2020, Series A Warrants exercisable for 0.9 million shares of common stock remain outstanding at an exercise price of $0.60 per share.

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

During the six months ended June 30, 2019, Series B Warrants for 11.6 million shares of common stock were exercised for approximately $11,614. As of December 31, 2019, no Series B Warrants remain outstanding and the Series B Warrants are therefore no longer subject to any further changes in warrants or exercise price.

A summary of warrant activity during the six months ended June 30, 2020 is as follows (in thousands):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2019	3,584	$3.85	3.3
Issued	-	$-	-
Exercised	-	$-
Cancelled	-	$-
Outstanding as of June 30, 2020	3,584	$3.77	3.3
Exercisable as of June 30, 2020	3,584	$3.77	3.3

The Series A Warrants and the Series B Warrants were each recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are un-exercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of June 30, 2020, an aggregate of 8,038,582 shares of common stock were authorized under the Apricus 2012 Plan, of which 3.3 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

On May 15, 2020, the Company's stockholders approved a 2020 Employee Stock Purchase Plan (the "ESPP"), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of Common Stock set by the Company's Board of Directors or the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company on or prior to each such January 1.

On July 28, 2019, the Compensation Committee adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the "2019 Inducement Plan"), which became effective on August 12, 2019. The 2019 Inducement Plan is substantially similar to the 2016 Plan. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 1,000,000 shares of the Company's common stock. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the six months ended June 30, 2020, the Company granted 1,134,339 incentive stock options and 3,190,556 non-qualified stock options to employees with a weighted average exercise price per share of $1.16 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the six months ended June 30, 2020, the Company also granted 104,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.25 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. These stock options granted to non-employee directors vest either monthly over the 12 months following the grant or over a three-year service period.

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

During the six months ended June 30, 2020, no stock options were exercised or forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the six months ended June 30, 2020:

Six Months Ended
June 30, 2020
Risk-free interest rate	0.3%-1.7%
Volatility	109%-117%
Dividend yield	-%
Expected term	5-7
Weighted-average fair value	$0.98

A summary of stock option activity during the six months ended June 30, 2020 is as follows (in thousands):

		Weighted-	Weighted-	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2019	522	$9.18	9.0	$21
Granted	4,429	1.17	9.8
Exercised	-	-
Cancelled	(26)	1.96	-
Outstanding as of June 30, 2020	4,925	$2.02	9.7	$-
Vested and expected to vest as of June 30, 2020	271	$15.70	7.5	$-
Exercisable as of June 30, 2020	271	$15.70	7.5	$-

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$62	$25	$130	$34
General and administrative	279	119	522	148
	$341	$144	$652	$182

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

For the three months ended June 30, 2020 and 2019, rent expense totaled approximately $30,000 and $10,000, respectively. For the six months ended June 30, 2020 and 2019, rent expense totaled approximately $74,000 and $28,000, respectively.

Future minimum rental payments under operating leases as of June 30, 2020 are approximately $43,000 for 2020.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of June 30, 2020, there was no material litigation against the Company.

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

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding the intent, belief or current expectations of Seelos Therapeutics, Inc. and its subsidiaries ("we," "us," "our," the "Company" or "Seelos") and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

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

We plan on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs are currently SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder ("ASIB in MDD") and in Post-Traumatic Stress Disorder ("PTSD"), and SLS-005 for the potential treatment of Sanfilippo syndrome. Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson's Disease ("PD"), SLS-008, targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Recent Developments

Coronavirus (COVID-19)

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus ("COVID-19") pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our ongoing clinical trial for SLS-002 in ASIB in MDD and PTSD completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data and are currently waiting for the final report for this study. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not expect the preventative measures taken to date to have a material adverse impact on our business for the third quarter of 2020, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 outbreak, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials or delays in completing enrollment for any clinical trials we may commence. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, if the pandemic continues at its current rate into the fourth quarter of 2020. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

PPP Loan

On May 4, 2020, we qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the "PPP Lender"), for an aggregate principal amount of approximately $147,000 (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company. We intend to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020, principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties and insolvency events. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

Business Update

On April 30, 2020 we were granted Orphan Drug Designation (ODD) for SLS-005 in Sanfilippo syndrome from U.S. Food and Drug Administration (the "FDA"). SLS-005 was previously granted ODD from the FDA and European Medicines Agency for Spinocerebellar Ataxia Type 3 and Oculopharyngeal Muscular Dystrophy ("OPMD") as well as Fast Track designation for OPMD.

On May 4, 2020 we received a Notice of Allowance from the United States Patent and Trademark Office for our U.S. patent number 10,437,637 (application number 16/263,707) titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" for trehalose (SLS-005). The allowed claims cover the composition of matter and method of use for trehalose (SLS-005) for treating a disease or disorder selected from any one of the following: Spinal and bulbar muscular atrophy; Dentatombral-pallidoluysian atrophy; Pick's disease; corticobasal degeneration; progressive supranuclear palsy; frontotemporal dementia; or parkinsonism linked to chromosome 17.

On May 15, 2020, we were granted Rare Pediatric Disease Designation (RPDD) for SLS-005 in Sanfilippo syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act created to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases.

On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the synuclein alpha gene. We are constructing a bimodular viral system harboring an endogenous alpha-synuclein (α-synuclein) transgene and inducible regulated repressive CRISPR/Cas9-unit to achieve constitutive activation and inducible suppression of PD-related pathologies.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a double blind, placebo-controlled Proof of Concept ("PoC") study for Acute Suicidal Ideation and Behavior in patients with MDD to begin in the fall of 2020. We are planning to initiate this PoC study in two parts: Part A is an open-label study of 16 patients, and will be followed by Part B which is a double blind, placebo-controlled study of approximately 120 patients.

On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral (AAV) vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the preformed α-synuclein fibril rodent model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. This preclinical study is designed to establish the in vivo pharmacokinetic and pharmacodynamic profiles and target engagement parameters of SLS-007. Top-line data is currently expected in late 2020/early 2021.

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

  Advancing SLS-002 in ASIB in MDD and PTSD;
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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had $5.9 million in cash and an accumulated deficit of $64.6 million. We have historically funded our operations through the issuance of convertible notes (the "Notes") (see Note 6 to our condensed consolidated financial statements), the sale of common stock (see Note 3 to our condensed consolidated financial statements) and the exercise of warrants (see Note 7 to our condensed consolidated financial statements).

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

Pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), we are required to make a cash payment to Vyera in the amount of $1.0 million in July 2020. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we are required to make a cash payment to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, make an additional cash payment of $0.2 million in January 2022. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital in the form of equity, debt or both. Without additional capital, our ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As of June 30, 2020, we had approximately $80.2 million available under our Form S-3 shelf registration statement. Under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co., in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of August 6, 2020, our public float was approximately $62.2 million based on 44.4 million shares of our common stock outstanding at a price of $1.51 per share, which was the closing sale price of our common stock on June 22, 2020. As our public float was less than $75.0 million as of August 6, 2020, and because we sold securities pursuant to our previously effective shelf registration statement in the last twelve months, our usage of our S-3 shelf registration statement is currently limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2020 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes to such policies or estimates during the six months ended June 30, 2020.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2020 and 2019

Operating Expense

Operating expense was as follows (in thousands):

			Three Months Ended June 30,
	Three Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Operating expense
Research and development	$1,444	$1,704	$(260)	-15%
General and administrative	1,876	1,690	186	11%
Total operating expense	$3,320	$3,394	$(74)	-2%

Research and Development Expenses

Research and development expenses were as follows (in thousands):

			Three Months Ended June 30,
	Three Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses
Cash payments for licenses	$-	$130	$(130)	-100%
Clinical trial expenses	148	69	79	n/a
Manufacturing expenses	237	833	(596)	-72%
Employee compensation	402	355	47	13%
Contract consulting expenses	591	232	359	155%
Other research and development expenses	66	85	(19)	-22%
Total research and development expenses	$1,444	$1,704	$(260)	-15%

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $260,000 decrease in R&D expense during the three months ended June 30, 2020, as compared to the same period in 2019, resulted primarily from a decrease in license fees of approximately $130,000 and manufacturing costs of approximately $596,000. These decreases were partially offset by increases in clinical trial costs of approximately $79,000 and external consulting costs of approximately $359,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $186,000 during the three months ended June 30, 2020, as compared to the same period in 2019. This increase was primarily due to $136,000 for stock compensation expense and $181,000 for employee and external consulting expenses, investor relations, internal control compliance and general insurance costs during the three months ended June 30, 2019. This increase was partially offset by decreases in costs including but not limited to, external legal and patent maintenance costs, of approximately $138,000 during the three months ended June 30, 2020.

Other Income and Expense

Other income and expense were as follows (in thousands):

			Three Months Ended June 30,
	Three Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Other income (expense)
Interest income	$7	$39	$(32)	-82%
Interest expense	(3)	(11)	8	-73%
Change in fair value of warrant liabilities	(413)	1,503	(1,916)	-127%
Total other income (expense)	$(409)	$1,531	$(1,940)	-127%

Interest Income

Interest income was $7,000 and $39,000 for the three months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $3,000 and $11,000 for the three months ended June 30, 2020 and 2019, respectively. The decrease is due to the conversion of all the previously outstanding convertible notes on January 24, 2019 in connection with the closing of the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $722,000 at June 30, 2020. For the three months ended June 30, 2020, the change in fair value of warrant liabilities was $413,000, which income was due to revaluation of the Series A Warrants during such period. For the three months ended June 30, 2019, the change in fair value of warrant liabilities was $1.5 million, which expenses were due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Comparison of the Six Months Ended June 30, 2020 and 2019

Operating Expense

Operating expense was as follows (in thousands):

			Six Months Ended June 30,
	Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Operating expense
Research and development	$5,137	$10,724	$(5,587)	-52%
General and administrative	3,692	5,012	(1,320)	-26%
Total operating expense	$8,829	$15,736	$(6,907)	-44%

Research and Development Expenses

Research and development expenses were as follows (in thousands):

			Six Months Ended June 30,
	Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses
Cash payments for licenses	$-	$4,733	$(4,733)	-100%
Non-cash payments licenses	193	3,000	(2,807)	-94%
Clinical trial expenses	2,289	69	2,220	n/a
Manufacturing expenses	686	1,758	(1,072)	-61%
Employee compensation	804	730	74	10%
Contract consulting expenses	1,023	339	684	202%
Other research and development expenses	142	95	47	49%
Total research and development expenses	$5,137	$10,724	$(5,587)	-52%

The $5.6 million decrease in R&D expense during the six months ended June 30, 2020, as compared to the same period in 2019, resulted primarily from a decrease in license fees of approximately $7.5 million and manufacturing costs of approximately $1.1 million. These decreases were partially offset by increases in clinical trial costs of approximately $2.2 million and external consulting costs of approximately $684,000.

General and Administrative Expenses

G&A expenses decreased by $1.3 million during the six months ended June 30, 2020, as compared to the same period in 2019. This decrease was primarily due to $2.0 million for legal and administrative costs associated with the Merger incurred during the six months ended June 30, 2019. This decrease was partially offset by increases in costs including, but not limited to, patent maintenance, insurance, internal control compliance and stock-based compensation, of approximately $623,000 during the six months ended June 30, 2020.

Other Income and Expense

Other income and expense were as follows (in thousands):

			Six Months Ended June 30,
	Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Other income (expense)
Interest income	$34	$64	$(30)	-47%
Interest expense	(7)	(27)	20	-74%
Loss on warrant issuance	-	(5,020)	5,020	-100%
Change in fair value of warrant liabilities	241	(16,547)	16,788	-101%
Change in fair value of convertible notes payable	-	(109)	109	-100%
Total other expense	$268	$(21,639)	$21,907	-101%

Interest Income

Interest income was $34,000 and $64,000 for the six months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $7,000 and $27,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease is due to the conversion of all the previously outstanding convertible notes on January 24, 2019 in connection with the closing of the Merger.

Loss on warrant issuance

Loss on warrant issuance was $0 and $5.0 million for the six months ended June30, 2020 and 2019, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $722,000 at June 30, 2020. For the six months ended June 30, 2020, the change in fair value of warrant liabilities was $241,000, which income was due to revaluation of the Series A Warrants during such period. For the six months ended June 30, 2019, the change in fair value of warrant liabilities was $16.5 million, which expenses were due to revaluation of the Series A Warrants and Series B Warrants during such period.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $0 and $109,000 during the six months ended June 30, 2020 and 2019, respectively.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operations
Net cash used in operating activities	$(13,404)	$(11,277)
Net cash provided by financing activities	8,997	20,963
Net (decrease) increase in cash	$(4,407)	$9,686

Operating Activities

Cash used in operating activities of $13.4 million during the six months ended June 30, 2020 was primarily due to a net loss of $8.6 million, and changes in operating assets and liabilities of $5.6 million.

Cash used in operating activities of $11.3 million during the six months ended June 30, 2019 was primarily due to the net loss of $37.4 million, which were partially offset by changes in the fair value of the warrant liabilities of $16.5 million, the loss on warrant issuance of $5.0 million, $3.0 million for the acquisition of licenses for research and development and changes in operating assets and liabilities of $1.4 million.

Financing Activities

Cash provided by financing activities of $9.0 million during the six months ended June 30, 2020 was due to proceeds from the issuance and sale of common stock, net of costs, of approximately $8.9 million and $147,000 received under the PPP Loan program during the first half of 2020.

Cash provided by financing activities of $21.0 million during the six months ended June 30, 2019 was primarily due to the proceeds from the exercise of warrants and the sales of common stock.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2020 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of June 30, 2020, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $64.6 million from our inception through June 30, 2020.

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

As of June 30, 2020, we had a cash balance of approximately $5.9 million. On February 13, 2020, we completed an underwritten public offering pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to purchase additional shares to cover over-allotments. The net proceeds to us from the offering were approximately $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On March 16, 2020, we completed an additional underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from the offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, in the event that the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement") (if we determine to un-suspend the continuous offering thereunder), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of August 6, 2020, our public float was approximately $62.2 million based on 44.4 million shares of our common stock outstanding at a price of $1.51 per share, which was the closing sale price of our common stock on June 22, 2020. Our public float was less than $75.0 million as of August 6, 2020, therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the Securities and Exchange Commission (the "SEC") or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

*As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we were previously ineligible to file new short form registration statements on Form S-3. If we become ineligible to file a new short form registration statement on Form S-3 in the future, our ability to raise capital on terms favorable to us, in a timely manner or at all, may be impaired.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, we were previously ineligible to file new short form registration statements on Form S-3 and were no longer permitted to use our existing registration statements on Form S-3 as of March 17, 2020, the filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. As a consequence, we were not permitted to sell all of the amount of common stock we could otherwise sell, subject to the limits of General Instruction I.B.6 of Form S-3, under the Equity Distribution Agreement (if we had determined to un-suspend the continuous offering thereunder).

On June 1, 2020, we regained the ability to file new short form registration statements on Form S-3 and to use our existing registration statement on Form S-3. However, if we become ineligible to file a new short form registration statement on Form S-3 or to use our existing registration statement on Form S-3, our ability to raise necessary capital to run our operations and progress our product development programs may be impaired. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the rules of The Nasdaq Stock Market LLC, or seek other sources of capital.

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

*We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of August 6, 2020, we have 8 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

*We are required to make certain cash payments and may be required to pay milestones and royalties pursuant to certain commercial agreements, which could adversely affect the overall profitability for us of any products that we may seek to commercialize.

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended (the "Vyera APA"), with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera") we will be required to pay royalties to Vyera on net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make cash payments to Dr. Weg in the amount of $0.125 million in January 2021 and, if certain conditions are not met, we will be required to make an additional cash payment of $0.2 million in January 2022.

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

On April 14, 2020, we received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 12, 2020, to regain compliance. On June 5, 2020, we received a letter from Nasdaq notifying us that we had regained full compliance with the minimum bid price requirement of the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). We regained compliance after the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days, from May 21, 2020 through June 4, 2020.

On April 21, 2020, we received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we were provided a period of 180 calendar days, or until October 19, 2020, to regain compliance. On May 14, 2020, we received a letter from Nasdaq notifying us that we had regained full compliance with the continued listing standards of the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b), which requires that we maintain (1) stockholders' equity of at least $2.5 million, (2) minimum market value of listed securities of at least $35 million, or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. We regained compliance after we filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 with the SEC on May 7, 2020, which evidenced stockholders' equity of $6,765,000 as of March 31, 2020.

In addition, we have previously received similar notices from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Even though we regained compliance with the Nasdaq Capital Market's minimum market value of listed securities requirement and minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

As of August 6, 2020, Dr. Mehra, our sole executive officer and a director, owns approximately 7.2% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies or material weaknesses that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and, when required, receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and could limit our ability to report our financial results accurately and in a timely manner.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of August 6, 2020, we have outstanding warrants to purchase an aggregate of approximately 3.6 million shares of our common stock, and options to purchase an aggregate of approximately 1.7 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of August 6, 2020, the Financing Warrants were exercisable for approximately 0.9 million shares of our common stock at an exercise price of $0.60 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since March 31, 2020, we have issued the following securities that were not registered under the Securities Act:

On May 11, 2020, we entered into a consulting agreement (the "Consulting Agreement") with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services we agreed to issue the advisory firm 300,000 unregistered shares of our common stock, which shares were issued on May 11, 2020.

On June 9, 2020, we and the advisory firm entered into an amendment to the Consulting Agreement (the "Amendment"). Pursuant to the Amendment, the advisory firm agreed to provide us with additional services and, in consideration, we agreed to issue the advisory firm an additional 200,000 unregistered shares of our common stock (the "Additional Shares"). The Additional Shares were issued to the advisory firm on June 9, 2020 and are subject to certain vesting restrictions.

The issuances of the foregoing securities were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Appropriate legends were affixed to the securities issued in the transactions. The advisory firm had adequate access, through employment, business or other relationships, to information about the Company.

In connection with each of the foregoing issuances, the advisory firm represented to the us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investments and could hold the securities for an indefinite period of time. In connection with each of the foregoing issuances, the advisory firm received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration requirements of the Securities Act.

The securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters employed in connection with the above transactions.

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

3.16

Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020).

3.17

Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18

Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

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

4.9	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

4.10	Form of Indenture (incorporated herein by reference to Exhibit 4.13 to the Company's Form S-3 (File No. 333-221285) filed with the Securities and Exchange Commission on November 2, 2017).

4.11

Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.12

Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.13	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.15

Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.16	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.17	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.18

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.19	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.20

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

4.22

Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

10.1

Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan, effective May 15, 2020 (incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.2

Seelos Therapeutics, Inc. 2020 Employee Stock Purchase Plan, effective May 15, 2020 (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

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

Seelos Therapeutics, Inc.

Date: August 14, 2020	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)