Form 10-Q
period 2020-09-30
SEELOS THERAPEUTICS, INC.
filed 2020-11-12
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or
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

As of November 6, 2020, 53,423,672 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)
	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$8,054	$10,261
Prepaid expenses and other current assets	1,824	835
Total current assets	9,878	11,096
Total assets	$9,878	$11,096

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$355	$796
Accrued expenses	1,634	1,919
Licenses payable	125	7,100
Warrant liabilities, at fair value	725	963
Total current liabilities	2,839	10,778

Licenses payables, long-term	200	325
Note payable	147	-
Total liabilities	3,186	11,103

Commitments and contingencies (note 10)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
53,270,044 and 27,028,533 issued and outstanding as of
September 30, 2020 and December 31, 2019, respectively	53	27
Additional paid-in-capital	75,351	56,027
Accumulated deficit	(68,712)	(56,061)
Total stockholders' equity (deficit)	6,692	(7)
Total liabilities and stockholders' equity (deficit)	$9,878	$11,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Grant revenue	$-	$375	$-	$375
Total revenues	-	375	-	375
Operating expense
Research and development	2,015	2,641	7,152	13,365
General and administrative	2,070	1,415	5,762	6,427
Total operating expense	4,085	4,056	12,914	19,792
Loss from operations	(4,085)	(3,681)	(12,914)	(19,417)
Other income (expense)
Interest income	4	46	38	110
Interest expense	(6)	(1)	(13)	(28)
Loss on warrant issuance	-	-	-	(5,020)
Change in fair value of warrant liabilities	(3)	415	238	(16,132)
Change in fair value of convertible notes payable	-	-	-	(109)
Total other income (expense)	(5)	460	263	(21,179)
Net loss and comprehensive loss	$(4,090)	$(3,221)	$(12,651)	$(40,596)

Net loss per share basic and diluted	$(0.09)	$(0.13)	$(0.30)	$(2.25)

Weighted-average common shares outstanding basic and diluted	46,989,700	24,157,217	41,781,121	18,066,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended September 30, 2020 and 2019
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2020	44,405,044	$44	$68,285	$(64,622)	$3,707
Stock-based compensation expense	-	-	695	-	695
Issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	8,865,000	9	6,371	-	6,380
Net loss	-	-	-	(4,090)	(4,090)
Balance as of September 30, 2020	53,270,044	$53	$75,351	$(68,712)	$6,692

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2019	21,277,229	$21	$47,099	$(42,181)	$4,939
Stock-based compensation expense	-	-	133	-	133
Issuance of common stock in at-the-market offering,
net of issuance	1,197,676	1	2,566	-	2,567
Issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance	4,475,000	5	5,925	-	5,930
Net loss	-	-	-	(3,221)	(3,221)
Balance as of September 30, 2019	26,949,905	$27	$55,723	$(45,402)	$10,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2020 and 2019
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	1,347	-	1,347
Issuance of common stock for prepaid services	400,000	-	330	-	330
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock,
net of issuance costs	15,166,666	15	8,835	-	8,850
Issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	8,865,000	9	6,371	-	6,380
Net loss	-	-	-	(12,651)	(12,651)
Balance as of September 30, 2020	53,270,044	$53	$75,351	$(68,712)	$6,692

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	315	-	315
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Issuance of common stock in at-the-market offering,
net of issuance	1,197,676	1	2,566	-	2,567
Issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance	4,475,000	5	5,925	-	5,930
Warrants exercised for cash	14,253,992	14	4,429	-	4,443
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	5,504	-	5,504
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Net loss	-	-	-	(40,596)	(40,596)
Balance as of September 30, 2019	26,949,905	$27	$55,723	$(45,402)	$10,348

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,651)	$(40,596)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,347	315
Shares issued for services	124	-
Research and development expensed - license acquired	192	3,000
Change in fair value of convertible notes payable	-	109
Change in fair value of warrant liability	(238)	16,132
Loss on warrant issuance	-	5,020
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(782)	(750)
Accounts payable	(441)	(371)
Accrued expenses	(285)	517
Accrued interest	-	12
Licenses payable	(4,850)	2,425
Net cash used in operating activities	(17,584)	(14,187)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	-	16,520
Proceeds from issuance of common stock, net of issuance costs	8,850	-
Proceeds from issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	6,380	5,930
Proceeds from note payable	147	-
Proceeds from issuance of common stock in at-the-market offering	-	2,567
Proceeds from exercise of warrants	-	4,443
Net cash provided by financing activities	15,377	29,460
Net (decrease) increase in cash	(2,207)	15,273
Cash, beginning of period	10,261	42
Cash, end of period	$8,054	$15,315

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$16
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for license payable	$2,443	$-
Issuance of common stock for conversion of debt	$-	$2,551
Issuance of common stock for conversion of accrued interest	$-	$164
Effect of reverse merger	$-	$299
Reclass of warrant liabilities related to Series A warrants exercised for cash	$-	$5,504
Reclass of Series B warrants from warrant liability to stockholders' equity	$-	$31,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the "Company") plan on developing its clinical and regulatory strategy with its internal research and development team with a view toward prioritizing market introduction as quickly as possible. The Company's lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder ("ASIB in MDD") and in post-traumatic stress disorder, SLS-005 for the potential treatment of Sanfilippo syndrome and Amyotrophic Lateral Sclerosis ("ALS") and SLS-006 for the potential treatment of Parkinson's Disease ("PD"). Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004 and SLS-007 for the potential treatment of PD, SLS-008 targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010, in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Liquidity

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, the Company had $8.1 million in cash and an accumulated deficit of $68.7 million. The Company has historically funded its operations through the issuance of convertible notes (the "Notes") (see Note 6), the sale of common stock (see Note 3) and the sale of warrants (see Note 7).

On September 4, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "2020 Securities Purchase Agreement"), pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering and warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement, resulting in total net proceeds of $6.4 million, after deducting the placement agent's fees and other offering expenses (see Note 3).

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

The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC"). As of September 30, 2020, the Company had approximately $73.3 million available under its Form S-3 shelf registration statement. Under current SEC regulations, in the event the aggregate market value of the Company's common stock held by non-affiliates ("public float"), is less than $75.0 million, the amount it can raise through primary public offerings of securities, including sales under the Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement"), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of the Company's public float. SEC regulations permit the Company to use the highest closing sales price of the Company's common stock (or the average of the last bid and last ask prices of the Company's common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2020, the Company's public float was approximately $56.6 million based on 53.3 million shares of the Company's common stock outstanding at a price of $1.13 per share, which was the closing sale price of the Company's common stock on August 5, 2020. As the Company's public float was less than $75.0 million as of September 30, 2020, and the Company has sold securities pursuant to its previously effective shelf registration statement in the last 12 months, the Company's usage of any S-3 shelf registration statement is currently limited. The Company still maintains the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of September 30, 2020 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.

2. Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K ("Annual Report") filed with the SEC on March 17, 2020. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company's financial position, results of operations and cash flows. The

December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company's actual results may differ from these estimates under different assumptions or conditions.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$8,054	$-	$-	$8,054
Liabilities
Warrant liabilities, at fair value	$-	$-	$725	$725

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$10,261	$-	$-	$10,261
Liabilities
Warrant liabilities, at fair value	$-	$-	$963	$963

There were no transfers between fair value measurement levels during the nine months ended September 30, 2020.

The Company's warrant liabilities were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.  The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2020:

Nine Months Ended
September 30, 2020
Risk-free interest rate	0.18%
Volatility	116.18%
Dividend yield	- %
Expected term	3.32
Weighted-average fair value	$0.80

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2019	$963
Change in fair value measurement of warrant liability	(238)
Balance as of September 30, 2020	$725

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

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Nine Months Ended September 30,
	2020	2019
Outstanding stock options	5,070	508
Outstanding warrants	10,219	3,662
	15,289	4,170

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

3. Common Stock Offerings

2020 Registered Direct Offering and Concurrent Private Placement

On September 4, 2020, the Company entered into the 2020 Securities Purchase Agreement pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $6.4 million, after deducting the placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company also issued to the investors unregistered warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the "September 2020 Warrants"). The September 2020 Warrants have an exercise price of $0.84 per share of common stock, will be exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

The combined purchase price for one share and one warrant to purchase 0.75 of a share of common stock in the offerings was $0.79. The closing of the offerings occurred on September 9, 2020.

The Company also agreed, pursuant to the 2020 Securities Purchase Agreement, to file a registration statement on Form S-1 by December 3, 2020 to provide for the resale of the shares of common stock issuable upon exercise of the September 2020 Warrants (the "2020 Warrant Shares"), and will be obligated to use commercially reasonable efforts to keep such registration statement effective from the date the September 2020 Warrants initially become exercisable until the date on which no purchaser owns any September 2020 Warrants or 2020 Warrant Shares.

Consulting Agreement

On May 11, 2020, the Company entered into a consulting agreement (the "Consulting Agreement") with an advisory firm, pursuant to which the advisory firm agreed to provide the Company with certain management consulting, business and advisory services. The Company agreed to issue the advisory firm 300,000 unregistered shares of the Company's common stock, which shares were issued on May 11, 2020, plus $80,000 in cash.

On June 9, 2020, the Company and the advisory firm entered into an amendment to the Consulting Agreement (the "Amendment"). Pursuant to the Amendment, the advisory firm agreed to provide the Company with additional services and, in consideration, the Company agreed to issue the advisory firm an additional 200,000 unregistered shares of the Company's common stock (the "Additional Shares"), plus $20,000 in cash. The Additional Shares were issued to the advisory firm on June 9, 2020 and are subject to certain vesting restrictions.

Through September 30, 2020, the Company has recognized approximately $431,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020. The Company also canceled 100,000 shares that will not vest due to the cancellation of the Consulting Agreement.

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

Stock Purchase Agreement with Vyera

On January 2, 2020, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the "Shares"). The Company entered into the Stock Purchase Agreement in accordance with the Vyera Agreement, as amended by the amendment entered into on October 15, 2019 (see Note 4). As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement. The Shares were issued on January 2, 2020, pursuant to the Company's registration statement on Form S-3 (File No. 333-221285), as amended, which was declared effective by the SEC on December 7, 2017, a base prospectus dated December 7, 2017 and a prospectus supplement dated January 2, 2020.

2019 Registered Direct Offering and Concurrent Private Placement

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "2019 Securities Purchase Agreement") pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $5.9 million, after deducting the placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company issued to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, became exercisable beginning on February 27, 2020 and will expire on August 28, 2023. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. The closing of the offerings occurred on August 27, 2019. The Company filed a registration statement on Form S-1 on November 21, 2019 to provide for the resale of the shares of common stock issuable upon the exercise of the August 2019 Warrants (the "2019 Warrant Shares"), and is obligated to use commercially reasonable efforts to keep such registration statement effective from the date the warrants initially become exercisable until the earlier of (i) the date on which the 2019 Warrant Shares may be sold without registration pursuant to Rule 144 under the Securities Act during any 90 day period, and (ii) the date on which no purchaser owns any warrants or 2019 Warrant Shares.

Equity Distribution Agreement

On June 17, 2019, the Company entered into the Equity Distribution Agreement with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which the Company may offer and sell, from time to time, through Piper Jaffray (the "Offering") up to $50,000,000 in shares. Any shares offered and sold in the offering will be issued pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended on December 1, 2017 and declared effective on December 7, 2017, the prospectus supplement relating to the offering filed with the SEC on June 17, 2019 and any applicable additional prospectus supplements related to the offering that form a part of the registration statement. The number of shares eligible for sale under the Equity Distribution Agreement will be subject to the limitations of General Instruction I.B.6 of Form S-3. Subject to the terms and conditions of the Equity Distribution Agreement, Piper Jaffray will use its commercially reasonable efforts to sell the shares from time to time, based upon the Company's instructions. Under the Equity Distribution Agreement, Piper Jaffray may sell the shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on the Nasdaq Capital Market or on any other existing trading market for the shares. Subject to the Company's prior written consent, Piper Jaffray may also sell shares by any other method permitted by law including, but not limited to, privately negotiated transactions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Equity Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of all of the shares, or (ii) the termination of the Equity Distribution Agreement according to its terms by either the Company or Piper Jaffray. The Company and Piper Jaffray may each terminate the Equity Distribution Agreement at any time by giving advance written notice to the other party as required by the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, Piper Jaffray will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Equity Distribution Agreement. The Company will also reimburse Piper Jaffray for certain expenses incurred in connection with the Equity Distribution Agreement, and agreed to provide indemnification and contribution to Piper Jaffray with respect to certain liabilities, including liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the year ended December 31, 2019, the Company sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement. On August 23, 2019, the Company suspended its continuous offering under the Equity Distribution Agreement.

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

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STIs common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company's common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), currently adjusted to a price per share of $0.2957 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 7). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

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

At September 30, 2020, 0.9 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

Pursuant to the amendment to the Asset Purchase Agreement entered into by the Company and Vyera on October 15, 2019, the Company issued Vyera 1,809,845 registered shares of the Company's common stock on January 2, 2020 and made cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, January 2020, April 2020 and July 2020, respectively.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2020.

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

In connection with the Merger, STI entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right ("CVR") for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. STI is entitled to retain the first $500,000 and 10% of any Contingent Payments. STI has agreed to pay up to $500,000 of such Contingent Payments that STI receives to a third party pursuant to a settlement agreement between STI and the third party. STI assigned no value to the CVR Product Candidate intangible asset as of September 30, 2020 or the CVR in the acquisition accounting.

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

The Notes were carried at fair value. The Company did not recognize an adjustment relating to changes in the Notes fair value during the three months ended September 30, 2020 and 2019, respectively, and recognized an adjustment of $0 and $109 thousand during the nine months ended September 30, 2020 and 2019, respectively.

In connection with the closing of the Merger, the Notes plus unpaid interest were converted into 172,284 shares of common stock at a price of $9.70 or $10.91 per share.

PPP Loan

On May 4, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the "PPP Lender"), for an aggregate principal amount of approximately $147,000 (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company's request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company. The Company intends to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in the fourth quarter of 2020, principal and interest payments will be required through the maturity date in May 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties and insolvency events. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10.0 million shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of September 30, 2020 or December 31, 2019.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of September 30, 2020 and December 31, 2019. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

The September 2020 Warrants are exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants are exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

August 2019 Warrants

The August 2019 Warrants are exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants became exercisable beginning on February 27, 2020 and will expire on August 28, 2023.

As of September 30, 2020, August 2019 Warrants exercisable for 2.2 million shares remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted several times pursuant to the terms thereof to 3,629,023 shares of common stock at an exercise price per share equal to $0.2957 per share. The most recent adjustment to the exercise price (from $0.60 to $0.2957 per share) occurred effective during the three months ended September 30, 2020 as a result of the announcement of the Offerings. The Series A Warrants were immediately exercisable upon issuance and will expire on January 31, 2024.

During the three months ended September 30, 2020 and 2019, no Series A Warrants were exercised. During the nine months ended September 30, 2020 and 2019, Series A Warrants for 0 and 2.6 million shares of common stock, respectively, were exercised for approximately $0 and $4.4 million, respectively. As of September 30, 2020, Series A Warrants exercisable for 0.9 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

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

During the nine months ended September 30, 2019, Series B Warrants for 11.6 million shares of common stock were exercised for approximately $11,614. As of December 31, 2019, no Series B Warrants remain outstanding and the Series B Warrants are therefore no longer subject to any further changes in warrants or exercise price.

A summary of warrant activity during the nine months ended September 30, 2020 is as follows (share amounts in thousands):

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining
	Warrants	Price	Contractual Life
Outstanding at December 31, 2019	3,584	$3.85	3.3
Issued	6,648	$0.84	-
Exercised	-	$-
Cancelled	(13)	$18.00
Outstanding as of September 30, 2020	10,219	$1.82	4.6
Exercisable as of September 30, 2020	3,571	$3.64	3.0

The Series A Warrants and the Series B Warrants were each recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are un-exercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of September 30, 2020, an aggregate of 8,038,582 shares of common stock were authorized under the Apricus 2012 Plan, of which 3.3 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

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

Stock options

During the nine months ended September 30, 2020, the Company granted 1,134,339 incentive stock options and 3,260,556 non-qualified stock options to employees with a weighted average exercise price per share of $1.16 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the nine months ended September 30, 2020, the Company also granted 179,000 non-qualified stock options to non-employee directors and a consultant with a weighted average exercise price per share of $1.15 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. These stock options granted to non-employee directors and the consultant vest either monthly over the 12 months following the grant or over a three or four-year service period.

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

During the nine months ended September 30, 2020, no stock options were exercised and 26,000 were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the nine months ended September 30, 2020:

Nine Months Ended
September 30, 2020
Risk-free interest rate	0.3%-1.7%
Volatility	109%-119%
Dividend yield	-%
Expected term (years)	5-7
Weighted-average fair value	$0.98

A summary of stock option activity during the nine months ended September 30, 2020 is as follows (share amounts in thousands):

		Weighted-	Weighted-	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2019	522	$9.18	9.0	$21
Granted	4,574	1.16	9.6
Exercised	-	-
Cancelled	(26)	1.96	-
Outstanding as of September 30, 2020	5,070	$1.99	9.4	$9
Vested and expected to vest as of September 30, 2020	312	$13.86	7.5	$9
Exercisable as of September 30, 2020	312	$13.86	7.5	$9

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$138	$37	$268	$71
General and administrative	557	96	1,079	244
	$695	$133	$1,347	$315

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

For the three months ended September 30, 2020 and 2019, rent expense totaled approximately $22,000 and $36,000, respectively. For the nine months ended September 30, 2020 and 2019, rent expense totaled approximately $96,000 and $64,000, respectively.

Future minimum rental payments under operating leases as of September 30, 2020 are approximately $17,000 for 2020.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of September 30, 2020, there was no material litigation against the Company.

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

We plan on developing our clinical and regulatory strategy with our internal research and development team with a view toward prioritizing market introduction as quickly as possible. Our lead programs are currently SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder ("ASIB in MDD") and in post-traumatic stress disorder ("PTSD"), and SLS-005 for the potential treatment of Sanfilippo syndrome and Amyotrophic Lateral Sclerosis ("ALS"). Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson's Disease ("PD"), SLS-008, targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Recent Developments

Coronavirus (COVID-19)

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus ("COVID-19") pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our ongoing clinical trial for SLS-002 in ASIB in MDD completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not expect the preventative measures taken to date to have a material adverse impact on our business for the fourth quarter of 2020, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 outbreak, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials or delays in completing enrollment for any clinical trials we may commence. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, if the pandemic continues at its current rate into the first quarter of 2021. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

PPP Loan

On May 4, 2020, we qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the "PPP Lender"), for an aggregate principal amount of approximately $147,000 (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by us. We intend to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, we will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in the fourth quarter of 2020, principal and interest payments will be required through the maturity date in May 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations and warranties and insolvency events. The obligation to repay the PPP Loan may be accelerated upon the occurrence of an event of default.

Business Update

On August 7, 2020, we were notified by the U.S. Food and Drug Administration (the "FDA") that we may proceed with initiating a Phase IIb/III trial studying SLS-005 (trehalose) for the treatment of Amyotrophic lateral sclerosis (ALS or Lou Gehrig's disease).

On August 25, 2020, we announced that we were granted European Orphan Drug Designation ("ODD") for SLS-005 in mucopolysaccharidosis type III (MPS III), Sanfilippo syndrome, from the European Medicines Agency (the "EMA").

On September 4, 2020, we entered into a Securities Purchase Agreement with certain institutional investors (the "Securities Purchase Agreement") pursuant to which we issued and sold 8,865,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $6.4 million, after deducting the placement agent's fees and offering expenses. We also issued to the investors unregistered warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement. The warrants have an exercise price of $0.84 per share of common stock, will be exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

On September 10, 2020, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office ("USPTO") for Seelos' application number 16/460,046 titled: "TREATMENT OF PROTEIN AGGREGATION MYOPATHIC AND NEURODEGENERATIVE DISEASES BY PARENTERAL ADMINISTRATION OF TREHALOSE". The allowed claims cover a method of using trehalose (SLS-005) to treat several neurodegenerative conditions including spinocerebellar ataxia (SCA), spinal and bulbar muscular atrophy (SBMA), dentatomral-pailidoluyssan atrophy (DRPLA), Pick's disease, corticobasaldegeneration (CBD), progressive supranuclear palsy (PSP), and frontotemporal dementia.

On September 14, 2020, we announced that we received an issued patent from the Japanese Patent Office (Japanese patent number 6722453) covering SLS-002 titled: "ANXIOLYTIC COMPOSITION, FORMULATION AND METHOD OF USE." The issued claims cover a formulation and method of using SLS-002 to treat patients experiencing anxiety due to phobic disorders such as: Specific Phobia, Agoraphobia, and Social Phobia. Additionally, we received a Notice of Allowance from the Japanese Patent Office (Japanese patent application number 2018-124196) covering SLS-002 titled: "ANXIOLYTIC COMPOSITION, FORMULATION AND METHOD OF USE." The allowed claims cover a formulation and method of using SLS-002 to prevent anxiety in patients prior to medical or dental procedures.

On September 23, 2020, we announced that we entered into a sponsored research agreement with Duke University to use the MPTP-induced PD mouse model to establish an in vivo proof-of-concept study to demonstrate that administration of the LV-dCas9-DNMT3A virus can prevent and/or delay PD and test the efficacy and safety of SLS-004.

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
  Advancing SLS-004 in PD;
  Advancing SLS-005 in Sanfilippo syndrome and ALS;
  Advancing SLS-007 in PD as a monotherapy
  Filing an IND for SLS-008 in pediatric esophagitis and another undisclosed indication;
  Forming strategic collaborations in the European Union and Asian markets; and
  Acquiring synergistic assets in the central nervous system therapy space through licensing and partnerships.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had $8.1 million in cash and an accumulated deficit of $68.7 million. We have historically funded our operations through the issuance of convertible notes (the "Notes") (see Note 6 to our condensed consolidated financial statements), the sale of common stock (see Note 3 to our condensed consolidated financial statements) and the exercise of warrants (see Note 7 to our condensed consolidated financial statements).

On September 4, 2020, we entered into the Securities Purchase Agreement, pursuant to which we issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $6.4 million, after deducting the placement agent's fees and other offering expenses (see Note 3 to our condensed consolidated financial statements).

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As of September 30, 2020, we had approximately $73.3 million available under our Form S-3 shelf registration statement. Under current SEC regulations, in the event the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co., in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2020, our public float was approximately $56.6 million based on 53.3 million shares of our common stock outstanding at a price of $1.13 per share, which was the closing sale price of our common stock on August 5, 2020. As our public float was less than $75.0 million as of September 30, 2020, and because we sold securities pursuant to our previously effective shelf registration statement in the last twelve months, our usage of our S-3 shelf registration statement is currently limited. We still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict our ability to conduct certain types of financing activities or may affect the timing of and amounts we can raise by undertaking such activities.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2020 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

We will need to raise substantial additional funds through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes to such policies or estimates during the nine months ended September 30, 2020.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended September 30, 2020 and 2019

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Operating expense
Research and development	$2,015	$2,641	$(626)	-24%
General and administrative	2,070	1,415	655	46%
Total operating expense	$4,085	$4,056	$29	1%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses
Cash payments for licenses	$-	$500	$(500)	-100%
Clinical trial expenses	381	1,150	(769)	-67%
Manufacturing expenses	775	204	571	280%
Employee compensation	468	412	56	14%
Contract consulting expenses	249	326	(77)	-24%
Other research and development expenses	142	49	93	190%
Total research and development expenses	$2,015	$2,641	$(626)	-24%

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $626,000 decrease in R&D expense during the three months ended September 30, 2020, as compared to the same period in 2019, resulted primarily from a decrease in license fees of approximately $500,000 and clinical trial costs of approximately $769,000. These decreases were partially offset by increases in manufacturing costs of approximately $571,000 and other research and development costs of approximately $93,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $655,000 during the three months ended September 30, 2020, as compared to the same period in 2019. This increase was primarily due to $424,000 for stock compensation expense and $386,000 for employee and external consulting expenses and investor relations, during the three months ended September 30, 2019. This increase was partially offset by decreases in costs including but not limited to, internal and external accounting costs, external legal and patent maintenance costs and general insurance costs of approximately $150,000 during the three months ended September 30, 2020.

Other Income and Expense

Other income and expense were as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Other income (expense)
Interest income	$4	$46	$(42)	-91%
Interest expense	(6)	(1)	(5)	500%
Change in fair value of warrant liabilities	(3)	415	(418)	-101%
Total other income (expense)	$(5)	$460	$(465)	-101%

Interest Income

Interest income was $4,000 and $46,000 for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest income primarily related to the lower average cash balances along with lower interest rates earned during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Interest Expense

Interest expense was $6,000 and $1,000 for the three months ended September 30, 2020 and 2019, respectively.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $725,000 at September 30, 2020. For the three months ended September 30, 2020, the change in fair value of warrant liabilities was $3,000, which expense was due to revaluation of the Series A Warrants during such period. For the three months ended September 30, 2019, the change in fair value of warrant liabilities was $415,000, which income was due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Operating expense
Research and development	$7,152	$13,365	$(6,213)	-46%
General and administrative	5,762	6,427	(665)	-10%
Total operating expense	$12,914	$19,792	$(6,878)	-35%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses
Cash payments for licenses	$-	$5,233	$(5,233)	-100%
Non-cash payments licenses	193	3,000	(2,807)	-94%
Clinical trial expenses	2,670	1,219	1,451	119%
Manufacturing expenses	1,461	1,962	(501)	-26%
Employee compensation	1,272	1,142	130	11%
Contract consulting expenses	1,272	665	607	91%
Other research and development expenses	284	144	140	97%
Total research and development expenses	$7,152	$13,365	$(6,213)	-46%

The $6.2 million decrease in R&D expense during the nine months ended September 30, 2020, as compared to the same period in 2019, resulted primarily from a decrease in license fees of approximately $8.0 million and manufacturing costs of approximately $501,000. These decreases were partially offset by increases in clinical trial costs of approximately $1.5 million and external consulting costs of approximately $607,000.

General and Administrative Expenses

G&A expenses decreased by $665,000 during the nine months ended September 30, 2020, as compared to the same period in 2019. This decrease was primarily due to $2.0 million for legal and administrative costs associated with the Merger incurred during the nine months ended September 30, 2019. This decrease was partially offset by increases in non-cash based stock-based compensation of approximately $764,000 and costs including, but not limited to, patent maintenance, insurance and internal control compliance, of approximately $462,000 during the nine months ended September 30, 2020.

Other Income and Expense

Other income and expense were as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change	% Change
Other income (expense)
Interest income	$38	$110	$(72)	-65%
Interest expense	(13)	(28)	15	-54%
Loss on warrant issuance	-	(5,020)	5,020	-100%
Change in fair value of warrant liabilities	238	(16,132)	16,370	-101%
Change in fair value of convertible notes payable	-	(109)	109	-100%
Total other expense	$263	$(21,179)	$21,442	-101%

Interest Income

Interest income was $38,000 and $110,000 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest income primarily related to the lower average cash balances along with lower interest rates earned during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Interest Expense

Interest expense was $13,000 and $28,000 for the nine months ended September 30, 2020 and 2019, respectively. The decrease is due to the conversion of all the previously outstanding convertible notes on January 24, 2019 in connection with the closing of the Merger.

Loss on warrant issuance

Loss on warrant issuance was $0 and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $725,000 at September 30, 2020. For the nine months ended September 30, 2020, the change in fair value of warrant liabilities was $238,000, which income was due to revaluation of the Series A Warrants during such period. For the nine months ended September 30, 2019, the change in fair value of warrant liabilities was $16.1 million, which expenses were due to revaluation of the Series A Warrants and Series B Warrants during such period.

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was $0 and $109,000 during the nine months ended September 30, 2020 and 2019, respectively.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operations
Net cash used in operating activities	$(17,584)	$(14,187)
Net cash provided by financing activities	15,377	29,460
Net (decrease) increase in cash	$(2,207)	$15,273

Operating Activities

Cash used in operating activities of $17.6 million during the nine months ended September 30, 2020 was primarily due to a net loss of $12.7 million, and changes in operating assets and liabilities of $6.4 million.

Cash used in operating activities of $14.2 million during the nine months ended September 30, 2019 was primarily due to the net loss of $40.6 million, which were partially offset by changes in the fair value of the warrant liabilities of $16.1 million, the loss on warrant issuance of $5.0 million, $3.0 million for the acquisition of licenses for research and development and changes in operating assets and liabilities of $1.8 million.

Financing Activities

Cash provided by financing activities of $15.4 million during the nine months ended September 30, 2020 was due to proceeds from the issuance and sale of common stock, net of costs, of approximately $15.2 million and $147,000 received under the PPP Loan program during the nine months ended September 30, 2020.

Cash provided by financing activities of $29.5 million during the nine months ended September 30, 2019 was primarily due to the proceeds from the exercise of warrants and the sales of common stock.

>Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of September 30, 2020, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $68.7 million from our inception through September 30, 2020.

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

As of September 30, 2020, we had a cash balance of approximately $8.1 million. On February 13, 2020, we completed an underwritten public offering pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters' option to purchase additional shares to cover over-allotments. The net proceeds to us from the offering were $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On March 16, 2020, we completed an additional underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from the offering were $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. On September 4, 2020, we completed a registered direct offering and concurrent private placement pursuant to which we sold 8,865,000 shares of our common stock and warrants to purchase up to 6,648,750 shares of our common stock at a combined price of $0.79 per share. The net proceeds to us from the offering were $6.4 million, after deducting the placement agent's fees and other offering expenses payable by us.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Under current SEC regulations, in the event that the aggregate market value of our common stock held by non-affiliates ("public float") is less than $75.0 million, the amount we can raise through primary public offerings of securities, including sales under an Equity Distribution Agreement with Piper Jaffray & Co. (the "Equity Distribution Agreement") (if we determine to un-suspend the continuous offering thereunder), in any twelve-month period using shelf registration statements is limited to an aggregate of one-third of our public float. SEC regulations permit us to use the highest closing sales price of our common stock (or the average of the last bid and last ask prices of our common stock) on any day within 60 days of sales under the shelf registration statement. As of September 30, 2020, our public float was approximately $56.6 million based on 53.3 million shares of our common stock outstanding at a price of $1.13 per share, which was the closing sale price of our common stock on August 5, 2020. Our public float was less than $75.0 million as of September 30, 2020, therefore we are limited to an aggregate of one-third of our public float in the amount we could raise through primary public offerings of securities in any twelve-month period using shelf registration statements. Although we would still maintain the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements, the rules and regulations of the Securities and Exchange Commission (the "SEC") or any other regulatory agencies may restrict our ability to conduct certain types of financing activities, or may affect the timing of and amounts we can raise by undertaking such activities.

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

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. Our inability to raise capital when needed would harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

* A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

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

The pharmaceutical market for the treatment of major depressive disorder includes selective serotonin reuptake inhibitors ("SSRIs"), serotonin and norepinephrine reuptake inhibitors ("SNRIs") and atypical antipsychotics. A number of these marketed antidepressants will be generic and would be key competitors to SLS-002. These products include Forest Laboratory's Lexapro/Cipralex (escitalopram) and Viibryd (vilazodone), Pfizer, Inc.'s Zoloft (sertraline), Effexor (venlafaxine) and Pristiq (desvenlafaxine), GlaxoSmithKline plc's Paxil/Seroxat (paroxetine), Eli Lilly and Company's Prozac (fluoxetine) and Cymbalta (duloxetine), AstraZeneca plc's Seroquel (quetiapine) and Bristol-Myers Squibb Company's Abilify (aripiprazole), among others.

Patients with treatment-resistant depression often require treatment with several antidepressants, such as an SSRI or SNRI, combined with an "adjunct" therapy such as an antipsychotic compound, such as AstraZeneca plc's Seroquel (quetiapine) and Bristol-Myers Squibb Company's Abilify (aripiprazole), or mood stabilizers, such as Janssen Pharmaceutica's Topamax (topiramate). In addition, Janssen's Spravato (intranasal esketamine), which has been approved for treatment-resistant depression and for depressive systems in adults with major depressive disorder with suicidal thoughts or actions, targets the NMDA receptor and is expected to have a faster onset of therapeutic effect as compared to currently available therapies.

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

* We are subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of November 6, 2020, we have 8 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

As of September 30, 2020, Dr. Mehra, our sole executive officer and a director, owns approximately 6.0% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of November 6, 2020, we have outstanding warrants to purchase an aggregate of approximately 10.1 million shares of our common stock, and options to purchase an aggregate of approximately 5.1 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

*The Financing Warrants contain price-based adjustment provisions which, if triggered, may cause substantial additional dilution to our stockholders.

On October 16, 2018, we entered into a Securities Purchase Agreement with the investors listed on the Schedule of Buyers attached thereto, as amended, pursuant to which, among other things, we issued warrants to purchase shares of our common stock (the "Financing Warrants").

The outstanding Financing Warrants contain price-based adjustment provisions, pursuant to which the exercise price of the Financing Warrants may be adjusted downward in the event of certain dilutive issuances by us.

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of November 6, 2020, the Financing Warrants were exercisable for approximately 0.8 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

4.23

Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

10.1

Securities Purchase Agreement, dated September 4, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

10.2

Placement Agency Agreement, dated September 4, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

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

Seelos Therapeutics, Inc.

Date: November 12, 2020	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)