Form 10-K
period 2020-12-31
SEELOS THERAPEUTICS, INC.
filed 2021-03-11
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of March 4, 2021, 73,249,554 shares of the common stock, par value $0.001, of the registrant were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant's most recently completed second fiscal quarter: $41.5 million based upon the closing sale price of the registrant's common stock of $2.19 on that date. Shares of the registrant's common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the information contained in the registrant's Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020.

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

Our business model is to advance multiple late-stage therapeutic candidates as well as earlier stage assets with proven mechanisms of action or with strong scientific rationale that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002	Acute Suicidal Ideation and Behavior (ASIB) in	Phase II	Patients being dosed for Part A
Intranasal Racemic Ketamine	Major Depressive Disorder (MDD)

SLS-005	Amyotrophic Lateral Sclerosis (ALS)	Phase IIb/III	Startup activities initiated
IV Trehalose
	Sanfilippo Syndrome	Phase II	Collecting Natural History Data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies to commence soon
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Evaluating studies to advance into late stage trials
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical data expected in early 2021
Peptide Inhibitor

SLS-008	Pediatric Esophagitis, Asthma, Atopic Dermatitis	Pre-IND	Formulation work underway
CRTh2 Antagonist

Lead Programs

Our lead programs are currently SLS-002 for the treatment of acute suicidal ideation and behavior ("ASIB") in major depressive disorder ("MDD"), and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis ("ALS"). SLS-005 for the potential treatment of Sanfilippo Syndromes currently requires additional natural history data, which is being explored.

SLS-002 is intranasal racemic ketamine with two investigational new drug applications ("INDs"), the lead program is focused on the treatment of ASIB in MDD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 addresses an unmet need for an efficacious drug to treat suicidality in the United States. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. We believe there is a large opportunity in the United States and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were more than 500,000 visits to emergency rooms for suicide attempts in 2013 in the United States alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for refractory depression and suicidality. The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. The study demonstrated that 90mg of SLS-002, when administered as a monotherapy and in combination with an oral antidepressant, was generally safe and well-tolerated. Further, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (the "FDA") and received guidance to conduct a Phase II proof of concept study of SLS-002 for ASIB in patients with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development. As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA's expedited programs for drug development and review. On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II, double blind, placebo-controlled Proof of Concept ("PoC") study for ASIB in patients with MDD. We initiated this PoC study in two parts: Part A is an open-label study of 16 patients, and will be followed by Part B, which is a double blind, placebo-controlled study of approximately 120 patients. On January 15, 2021, we announced dosing of the first patients in Part A of the PoC study.

SLS-005 is IV Trehalose, a protein stabilizer that crosses the blood-brain-barrier, activates autophagy and lysosomal biogenesis. Based on the pre-clinical and in-vitro studies, there is a sound scientific rationale for developing Trehalose for the treatment of ALS and other indications such as Sanfilippo syndromes. Trehalose is a low molecular weight disaccharide (.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular-protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

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

We own two United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, both of which are expected to expire in 2034. In addition, Orphan Drug Designation for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. On April 30, 2020, we were granted Orphan Drug Designation ("ODD") for SLS-005 in Sanfilippo syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On April 22, 2020, we received a Notice of Allowance from the United States Patent and Trademark Office for our U.S. patent number 10,751,353 (application number 16/263,707) titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" for trehalose (SLS-005). The allowed claims cover the composition of matter and method of use for trehalose (SLS-005) for treating a disease or disorder selected from any one of the following: Spinal and bulbar muscular atrophy; Dentatombral-pallidoluysian atrophy; Pick's disease; corticobasal degeneration; progressive supranuclear palsy; frontotemporal dementia; or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. At present, we are initiating the startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by the Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines.

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

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II proof of concept study of SLS-002 for ASIB in patients with MDD. The startup activities are underway and have enrolled several patients in Part A of our open-label study.

SLS-005 is undergoing startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by the Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. We are continuing to explore trials in Sanfilippo syndromes and are seeking more natural history data based on the guidance from regulatory agencies.

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

SLS-007 is a rationally designed peptide-based approach, targeting the NACore (nonamyloid component core) of alpha-synuclein to inhibit the protein from aggregation. Recent in-vitro and cell culture research have shown SLS-007 has the ability to stop the propagation and seeding of α-synuclein aggregates. We will evaluate the potential for in-vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in-vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti-alpha-synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral ("AAV") vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the preformed α-synuclein fibril rodent model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. This preclinical study is designed to establish the in vivo pharmacokinetic and pharmacodynamic profiles and target engagement parameters of SLS-007. Top-line data is currently expected in early 2021.

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

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus ("COVID-19") pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our clinical trial for SLS-002 in ASIB in MDD completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data. Also, we did not experience any significant delays with opening our clinical sites for SLS-002 during the fourth quarter of 2020 and have not experienced any such delays during the first quarter of 2021 to date. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the first half of 2021, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the FDA or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, although, if the pandemic continues at its current rate into the first quarter of 2021, it could have a material adverse impact on our business.

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

Acquisition of Assets from Bioblast Pharma Ltd. ("Bioblast")

On February 15, 2019, we entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). At the closing of the Bioblast Asset Purchase (the "Bioblast Closing"), we paid to Bioblast $1.5 million in cash in February 2019 and an additional $2.0 million in cash in February 2020. Accordingly, we recognized a $3.5 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, we agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (1) within 15 days following the completion of our or our affiliate's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, we will pay to Bioblast $8.5 million in cash; and (2) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first new drug application (an "NDA") or New Drug Submission, respectively, of Trehalose filed by us or our affiliates, we will pay to Bioblast $8.5 million in cash. In addition, we agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, plans to begin a Phase II(b)/III clinical trial in up to 24 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. We will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle us to access all clinical data from this trial. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Acquisition of Assets from Vyera Pharmaceuticals, AG ("Vyera")

On March 6, 2018, we entered into an asset purchase agreement with Vyera pursuant to which we acquired the assets (the "Vyera Assets") and liabilities (the "Vyera Assumed Liabilities") of Vyera related to TUR-002 (intranasal ketamine), which is known as SLS-002. We are obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002.

As consideration for the Vyera Assets, we paid to Vyera a non-refundable cash payment of $150,000 on May 21, 2018. As further consideration for the Vyera Assets, upon public announcement of the entry by Apricus and STI into the Merger Agreement, we paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, we issued to Vyera 191,529 shares of common stock and paid Vyera a non-refundable cash payment $1,000,000 on January 29, 2019.

Pursuant to the amendment to the asset purchase agreement entered into with Vyera on October 15, 2019, we issued Vyera 1,809,845 registered shares of our common stock on January 2, 2020 and made cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, January 2020, April 2020 and July 2020, respectively.

Pursuant to the amendment to the asset purchase agreement entered into with Vyera on February 15, 2021, we agreed to make cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002.

In the event that we sell, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then we must pay Vyera an amount equal to 4% of the net proceeds actually received by us as an upfront payment in such sale.

We agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $10.0 million upon approval by the FDA of an NDA, with respect to SLS-002, (ii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in the EU (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the EU, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the EU, Japan or the People's Republic of China (each, a "Major Market"), (iii) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (iv) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (v) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vi) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (vii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (viii) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. We will also pay to Vyera a royalty percentage in the mid-single digits on aggregate annual net sales of SLS-002.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, we entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the "Weg License Agreement"), pursuant to which we were granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, we paid an upfront license fee of $75,000 upon execution of the agreement. We agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. We paid the required $0.1 million on January 2, 2020 and $0.125 million on January 2, 2021. As further consideration, we agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of our common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission under an NDA or equivalent seeking regulatory approval in the United States, the United Kingdom, France, Germany, Italy, Spain, China or Japan, or seeking regulatory from the EMA in the EU, for such product (the "Milestone Product"), (iii) $3.0 million upon FDA approval of an NDA for the

Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, and (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by us under milestones (i)-(v) will be $6.6 million. We will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

Acquisition of License from The Regents of the University of California

On March 7, 2019, we entered into an exclusive license agreement (the "UC Regents License Agreement") with The Regents of the University of California ("The UC Regents") pursuant to which we were granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally- designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, we paid to The UC Regents $0.1 million. Under the terms of the UC Regents License Agreement, we agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase I clinical trial, we will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, we will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., we will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, we will pay $1.0.million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, we will pay $2.5 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce our license to a nonexclusive license.

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

Legacy Pre-Merger Programs

As a result of the Merger, our going-forward operations are primarily those of STI. Pursuant to the Merger, we retained certain assets and technologies that were Apricus' assets and technologies before the consummation of the Merger. Despite our expectation that our primary operations will be those of STI on a going-forward basis, we may choose to monetize legacy Apricus assets in the future. We may also seek to monetize such assets pursuant to certain contractual obligations. Prior to the closing of the Merger, in addition to strategic efforts, we had been historically focused on the development of innovative product candidates in the areas of urology and rheumatology. We have two legacy product candidates: a product candidate in the United States intended for the topical treatment of erectile dysfunction ("ED"), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc ("Allergan") (the "CVR Product Candidate"); and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights. At the closing of the Merger, we entered into a Contingent Value Rights Agreement (the "CVR Agreement") with STI, Richard Pascoe, as representative of holders of the contingent value rights ("CVRs"), and a rights agent. Pursuant to the CVR Agreement, each of the Apricus pre-Merger stockholders received one CVR for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on the CVR Product Candidate and certain related assets and technologies. In particular, the holders of the CVRs will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of the CVR Product Candidate or related assets and technologies, including any milestone payments, less reasonable transaction expenses.

Patent Portfolio

As of March 4, 2021, we owned or in-licensed approximately 38 issued patents that relate to our core programs, which will expire from 2021 through 2034, approximately. Also, as of that same date, we owned or in-licensed approximately 47 patent applications that relate to our core programs, which if ultimately issued would expire as late as approximately 2041, based upon the potential expiration date of the last to expire of those patent applications.

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

Trademark Portfolio

As of March 4, 2021, we owned approximately 5 registered trademarks and 2 pending trademark applications worldwide. We have common law trademark rights in the unregistered marks "Seelos Therapeutics, Inc.," "Seelos" and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring in certain countries outside of the United States.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application ("CTA") must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country's requirements, clinical trial development may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with cGCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with Affordable Care Act's individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Biden's administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Employees

As of March 4, 2021, we had 10 employees, 9 of which are full-time employees, and all of whom are in the United States. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with all of the other information appearing in or incorporated by reference into this prospectus, the applicable prospectus supplement and any related free writing prospectus before making investment decisions regarding the offered securities.

  We are a clinical-stage company, we have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
  We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.
  If development of our product candidates does not produce favorable results, or encounters challenges, we and our collaborators, if any, may be unable to commercialize these products.
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
  The market price of our common stock is expected to be volatile.

Risk Factors

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $75.2 million from our inception through December 31, 2020.

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

We have spent significant time, money and effort on the licensing and development of our core assets, SLS-002, SLS-005 and SLS-006 and our other earlier-stage assets, SLS- 004, SLS-007, SLS-008, SLS-010 and SLS-012. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our pipeline product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates may fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

If development of our product candidates does not produce favorable results, or encounters challenges, we and our collaborators, if any, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core assets, SLS-002, SLS-005 and SLS-006 and our earlier-stage assets, SLS-004, SLS-007, SLS-008, SLS- 010 and SLS-012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

  clinical trials may produce negative or inconclusive results;
  preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;
  we our or contract manufacturers may encounter manufacturing challenges or FDA may raise concerns regarding Chemistry, Manufacturing, and Controls (CMC) data or GMP compliance, or biocompatibility or drug-device interaction concerns for our combination product candidates;
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

As of December 31, 2020, we had a cash balance of approximately $15.7 million. On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We used $3.8 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

As a result of our recurring losses from operations, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2020 included a "going concern" explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 of which this prospectus forms a part to offer from time to time any combination of debt securities, common and preferred stock and warrants, and, as of the date hereof, a total of $168.7 million of securities remains available for issuance pursuant to the shelf registration statement.

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

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early to late stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives. In addition, nonclinical studies may be requested or required even after clinical trials have been commenced or completed.

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

We are pursuing the FDA 505(b)(2) NDA pathway for our lead product candidate, SLS-002, which presents certain additional development and commercialization risks as compared to a conventional 505(b)(1) NDA for an innovator product candidate. We may pursue this pathway for other product candidates as well.

For our lead product candidate (SLS-002) we are pursuing development in order to seek potential U.S. Food and Drug Administration (the "FDA") approval under an abbreviated regulatory pathway called a 505(b)(2) NDA, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We may also pursue this pathway for other of our product candidates. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely, in part, on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval.

Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway, there is no assurance that such marketing approval will be obtained in a timely manner, or at all. The FDA may require us to perform additional nonclinical studies and clinical trials, and conduct other development work, to support any change from the reference listed drug (including with respect to the route of administration and drug delivery method and device), which presents uncertainty about the data that may ultimately be necessary and could be time-consuming and substantially delay our application for or potential receipt of marketing approval.

Even if we are able to utilize the 505(b)(2) regulatory pathway, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug, including, for example a Risk Evaluation and Mitigation Strategy ("REMS"), which we anticipate will be required for our lead product candidate.

Also, as has been the experience of others in our industry, our competitors may file citizens' petitions with the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. If an FDA decision or action relative to our product candidate, or the FDA's interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for such product candidate.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidate. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant's 505(b)(2) NDA are protected by patent(s) listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations publication, or the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application.

If the FDA determines that our 505(b)(2) regulatory pathway is not viable for SLS-002 or any other applicable product candidate for any reason, we would need to reconsider our plans and might not be able to commercialize any such product candidate in a cost-efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

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

The active ingredient of our lead product candidate, SLS-002, ketamine hydrochloride, is recognized as having the potential for abuse, misuse and diversion and, as a result, is and will be subject to extensive federal and state laws and regulations governing controlled substances and the entities involved in their research, manufacturing, sale and distribution, and possession. In addition, we anticipate that if we obtain marketing approval for SLS-002 it will be the subject of an FDA Risk Evaluation and Mitigation Strategy (REMS).

Ketamine is listed by the Drug Enforcement Administration ("DEA") as a Schedule III controlled substance under the Controlled Substances Act. The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. In addition to federal scheduling, some drugs may be subject to state-level controlled substance laws and regulations and in some cases more broadly applicable or more extensive requirements than those determined by the DEA and FDA. Federal and state-level controlled substance laws impose a broad range of registration and licensure requirements along with requirements for systems and controls intended to provide security and reduce the risk of diversion and misuse, and to identify suspicious activities.

Compliance with these laws can be expensive and time consuming. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration and state-level licenses.

If SLS-002 receives marketing approval from the FDA or other regulatory authority, we may be required to implement REMS to address the potential for abuse and misuse of our product candidate. As a result, our product candidate may only be available through a restricted or limited distribution system to which only certain prescribing healthcare professionals may have access for their patients or healthcare professionals may be limited in their prescribing.

Furthermore, product candidates containing controlled substances may generate public controversy. As a result, these products may be at risk of having their sale and distribution and marketing approvals further restricted or in extreme cases withdrawn in the event that regulators were to assess that the benefits of a product no longer outweigh emerging risks. Political pressures or adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the commercialization of our product or product candidates.

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

Product candidates that are considered combination products for FDA purposes, such as the SLS-002 drug-device combination product consisting of ketamine hydrocholoride and a USP aqueous spray solution in a bi-dose nasal delivery device, may face additional challenges, risks and delays in the product development and regulatory approval process.

SLS-002 is delivered by an intranasal delivery device and considered a drug-device combination product (the device having been developed by a third party is subject to a pending license agreement). When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. Additionally, quality or design concerns with the delivery system could delay or prevent regulatory approval and commercialization of our product candidates.

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

There have been public announcements by members of the U.S. Congress regarding plans to repeal and replace the PPACA and Medicare. For example, on December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

In addition to the PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to reduce costs while expanding individual healthcare benefits. Certain of these changes could impose additional limitations on the prices we will be able to charge for our current and future solutions or the amounts of reimbursement available for our current and future solutions from governmental agencies or third-party payers. While in general it is difficult to predict specifically what effects the PPACA or any future healthcare reform legislation or policies will have on our business, current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the effects of Brexit have yet to be seen, and the UK is in the process of negotiating trade deals with other countries, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of March 4, 2021, we have 11 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Our executive officer does not have prior experience in managing and operating a public company, which could have an adverse effect on his ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our executive officer does not have prior experience managing and operating a public company, we may need to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

We are required to make certain cash payments and may be required to pay milestones and royalties pursuant to certain commercial agreements, which could adversely affect the overall profitability for us of any products that we may seek to commercialize.

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended, with Vyera Pharmaceuticals AG ("Vyera") we may be obligated to pay an aggregate of approximately $92.5 million in development, regulatory and sales milestones and we will be required to pay royalties to Vyera on any net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on any net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make a $0.2 million cash payment to Dr. Weg in January 2022 if certain conditions are not met.

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

Our competitors may be able to circumvent our licensed patents or future patents we may own by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications to the FDA in which our competitors claim that our licensed patents or any future patents we may own are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend or assert our licensed patents or any future patents we may own, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our licensed patents or any future patents we may own invalid or unenforceable. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we own or in- license valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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
  public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
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

On November 11, 2020, we received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 10, 2021, to regain compliance. We regained compliance after the closing bid price of our common stock had been at $1.00 per share or greater for twenty consecutive business days, from December 10, 2020 through January 8, 2021.

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

As of March 4, 2021, Dr. Mehra, our sole executive officer and a director, owns approximately 4.4% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

This significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies that have stockholders with substantial ownership positions. As a result, Dr. Mehra could significantly influence or determine all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with our interests or the interests of other stockholders. This may also prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders and he may act in a manner that advances his best interests and not necessarily those of other stockholders, including seeking a premium value for his common stock, and might affect the prevailing market price for our common stock.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 4, 2021, we have outstanding warrants to purchase an aggregate of approximately 9.0 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of March 4, 2021, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of

$0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

Anti-takeover provisions in our governing documents and under Nevada law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

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

Certain provisions of Nevada corporate law deter hostile takeovers. Specifically, Nevada Revised Statutes ("NRS") 78.411 through 78.444 prohibit a publicly held Nevada corporation from engaging in a "combination" with an "interested stockholder" for a period of two years following the date the person first became an interested stockholder, unless (with certain exceptions) the "combination" or the transaction by which the person became an interested stockholder is approved in a prescribed manner. Generally, a "combination" includes a merger, asset or stock sale, or certain other transactions resulting in a financial benefit to the interested stockholder. Generally, an "interested stockholder" is a person who, together with affiliates and associates, beneficially owns or within two years prior to becoming an "interested stockholder" did own, 10% or more of a corporation's voting power. While these statutes permit a corporation to opt out of these protective provisions in its articles of incorporation, our articles of incorporation do not include any such opt-out provision.

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

General Risk Factors

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

On March 4, 2021, the last reported sales price for our common stock on the Nasdaq Capital Market was $2.66 per share, and we had approximately 104 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company ("DTC"). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System ("CNS") disorders, and other rare disorders.

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus ("COVID-19") pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our clinical trial for SLS-002 in ASIB in MDD completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data. Also, we did not experience any significant delays with opening our clinical sites for SLS-002 during the fourth quarter of 2020 and have not experienced any such delays during the first quarter of 2021 to date. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the first half of 2021, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the FDA or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. However, if the pandemic continues at its current rate into the second quarter of 2021, it could have a material adverse impact on our business.

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

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002	Acute Suicidal Ideation and Behavior (ASIB) in	Phase II	Patients being dosed for Part A
Intranasal Racemic Ketamine	Major Depressive Disorder (MDD)

SLS-005	Amyotrophic Lateral Sclerosis (ALS)	Phase IIb/III	Startup activities initiated
IV Trehalose
	Sanfilippo Syndrome	Phase II	Collecting Natural History Data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies to commence soon
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Evaluating studies to advance into late stage trials
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical data expected in early 2021
Peptide Inhibitor

SLS-008	Pediatric Esophagitis, Asthma, Atopic Dermatitis	Pre-IND	Formulation work underway
CRTh2 Antagonist

Lead Programs

Our lead programs are currently SLS-002 for the treatment of acute suicidal ideation and behavior ("ASIB") in major depressive disorder ("MDD"), and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis ("ALS"). SLS-005 for the potential treatment of Sanfilippo Syndromes currently requires additional natural history data, which is being explored.

SLS-002 is intranasal racemic ketamine with two investigational new drug applications ("INDs"), the lead program is focused on the treatment of ASIB in MDD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 addresses an unmet need for an efficacious drug to treat suicidality in the United States. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. We believe there is a large opportunity in the United States and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were more than 500,000 visits to emergency rooms for suicide attempts in 2013 in the United States alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for refractory depression and suicidality.

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. The study demonstrated that 90mg of SLS-002, when administered as a monotherapy and in combination with an oral antidepressant, was generally safe and well-tolerated. Further, in March 2020, we completed a Type C meeting with the FDA and received guidance to conduct a Phase II proof of concept study of SLS-002 for ASIB in patients with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA's expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled Proof of Concept ("PoC") study for ASIB in patients with MDD. We initiated this PoC study in two parts: Part A is an open-label study of 16 patients, and will be followed by Part B, which is a double blind, placebo-controlled study of approximately 120 patients. On January 15, 2021, we announced dosing of the first patients in Part A of the PoC study.

SLS-005 is IV Trehalose, a protein stabilizer that crosses the blood-brain-barrier, activates autophagy and lysosomal biogenesis. Based on the pre-clinical and in-vitro studies, there is a sound scientific rationale for developing Trehalose for the treatment of ALS and other indications such as Sanfilippo syndromes. Trehalose is a low molecular weight disaccharide (.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular-protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

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

We own two United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, both of which are expected to expire in 2034. In addition, Orphan Drug Designation for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. On April 30, 2020, we were granted Orphan Drug Designation ("ODD") for SLS-005 in Sanfilippo syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On April 22, 2020, we received a Notice of Allowance from the United States Patent and Trademark Office for our U.S. patent number 10,751,353 (application number 16/263,707) titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" for trehalose (SLS-005). The allowed claims cover the composition of matter and method of use for trehalose (SLS-005) for treating a disease or disorder selected from any one of the following: Spinal and bulbar muscular atrophy; Dentatombral-pallidoluysian atrophy; Pick's disease; corticobasal degeneration; progressive supranuclear palsy; frontotemporal dementia; or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. At present, we are initiating the startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by the Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines.

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

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II proof of concept study of SLS-002 for ASIB in patients with MDD. The startup activities are underway and have enrolled several patients in Part A of our open-label study.

SLS-005 is undergoing startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by the Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. We are continuing to explore trials in Sanfilippo syndromes and are seeking more natural history data based on the guidance from regulatory agencies.

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

SLS-007 is a rationally designed peptide-based approach, targeting the NACore (nonamyloid component core) of alpha-synuclein to inhibit the protein from aggregation. Recent in-vitro and cell culture research have shown SLS-007 has the ability to stop the propagation and seeding of α-synuclein aggregates. We will evaluate the potential for in-vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in-vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti-alpha-synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral ("AAV") vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the preformed α-synuclein fibril rodent model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. This preclinical study is designed to establish the in vivo pharmacokinetic and pharmacodynamic profiles and target engagement parameters of SLS-007. Top-line data is currently expected in early 2021.

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

Acquisition of Assets from Bioblast

On February 15, 2019, we entered into the Bioblast Asset Purchase Agreement with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose. We paid to Bioblast $1.5 million in cash in February 2019, and an additional $2.0 million in cash in February 2020. Under the terms of the Bioblast Asset Purchase Agreement, we agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (1) within 15 days following the completion of our or our affiliate's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, we will pay to Bioblast $8.5 million in cash; and (2) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by us or our affiliates, we will pay to Bioblast $8.5 million in cash. In addition, we agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with TSF, a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, plans to begin a Phase II(b)/III clinical trial in up to 24 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. We will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle us to access all clinical data from this trial. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

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
  Advancing SLS-004 in PD;
  Advancing SLS-005 in ALS and Sanfilippo syndrome;
  Advancing SLS-007 in PD as a monotherapy;
  Filing an IND for SLS-008 in an undisclosed indication;
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

Results of Operations

Revenues

We recorded $0 and $375,000 in grant revenue during the year ended December 31, 2020 and 2019, respectively. The $375,000 in revenue in 2019 was related to our amended agreement with TSF, pursuant to which we agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Operating expense
Research and development	$10,984	$22,563	$(11,579)	-51%
General and administrative	7,775	7,559	216	3%
Total operating expense	$18,759	$30,122	$(11,363)	-38%

Research and Development Expenses

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $11.6 million decrease in R&D expense during the year ended December 31, 2020, as compared to the same period in 2019, are as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
Research and development expenses
Cash payments for licenses	$-	$8,733	$(8,733)	-100%
Non-cash payments licenses	193	5,250	(5,057)	-96%
Clinical trial expenses	4,868	2,821	2,047	73%
Manufacturing expenses	1,792	2,706	(914)	-34%
Employee compensation	1,828	1,718	110	6%
Contract consulting expenses	1,837	1,132	705	62%
Other research and development expenses	466	203	263	130%
Total research and development expenses	$10,984	$22,563	$(11,579)	-51%

The $11.6 million decrease in R&D expense during the year ended December 31, 2020, as compared to the same period in 2019, resulted primarily from a decrease in license fees of approximately $13.8 million and manufacturing costs of approximately $914,000. These decreases were partially offset by increases in clinical trial costs of approximately $2.0 million and external consulting costs of approximately $705,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $216,000 during the year ended December 31, 2020, as compared to the same period in 2019. This increase was primarily due to non-cash stock-based compensation of approximately $1.3 million and costs including, but not limited to, investor relations costs of approximately $401,000 and patent maintenance and external legal costs of approximately $319,000 during the year ended December 31, 2020. This increase was partially offset by decreases in legal and administrative costs associated with the Merger incurred during the year ended December 31, 2019 of $2.0 million.

Other Income and Expense

Other income and expense was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Other income (expense)
Interest income	$45	$151
Interest expense	(164)	(29)
Loss on warrant issuance	-	(5,020)
Change in fair value of warrant liabilities	(223)	(16,501)
Change in fair value of convertible notes payable	-	(109)
Total other expense	$(342)	$(21,508)

Interest Income

Interest income was $45,000 and $151,000 for the year ended December 31, 2020 and 2019, respectively. The decrease in interest income primarily related to the lower average cash balances along with lower interest rates earned during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Interest Expense

Interest expense was $164,000 and $29,000 for the year ended December 31, 2020 and 2019, respectively. The increase is due to the issuance of certain convertible notes in December 2020 (see below).

Loss on warrant issuance

Loss on warrant issuance was $0 and $5.0 million for the year ended December 31, 2020 and 2019, respectively. The loss was due to the fair value of the warrants exceeding the net cash proceeds from the Merger.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $1.1 million and $963,000 at December 31, 2020 and 2019, respectively. The change in fair value of warrant liabilities of $223,000 and $16.5 million during the year ended December 31, 2020 and 2019, respectively, is due to revaluation of the two series of warrants to purchase shares of common stock issued on January 24, 2019 (the "Series A Warrants" and the "Series B Warrants" and, together, the "Pre-Merger Warrants") pursuant to that certain Securities Purchase Agreement, dated October 16, 2018, by and among Apricus, STI and the investors listed on the Schedule of Buyers attached thereto (the "Pre-Merger SPA").

Change in Fair Value of Convertible Notes Payable

The convertible notes were converted into common stock pursuant to the Merger on January 24, 2019. The change in fair value of convertible notes was an expense of $0 and $109,000 during the year ended December 31, 2020 and 2019, respectively.

Liquidity, Capital Resources and Financial Condition

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, we had $15.7 million in cash and an accumulated deficit of $75.2 million. We have historically funded our operations through the issuance of convertible notes (the "Notes") (see Note 7 to our consolidated financial statements), the sale of common stock (see Note 4 to our consolidated financial statements) and the exercise of warrants (see Note 8 to our consolidated financial statements).

On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We used $3.8 million of the net proceeds from the offering for the partial repayment of the Notes (as defined below).

On December 11, 2020, we entered into a Securities Purchase Agreement (the "Lind Securities Purchase Agreement") with Lind Global Asset Management II, LLC (the "Investor") pursuant to which, among other things, on December 11, 2020, we issued and sold to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $10,000,000, (1) a convertible promissory note (the "Note") in an aggregate principal amount of $12,000,000 (the "Principal Amount"), which will bear no interest and mature on December 11, 2022 (the "Maturity Date"), and (2) 975,000 shares (the "Closing Shares") of our common stock. At any time following June 11, 2021, and from time to time before the Maturity Date, the Investor shall have the option to convert any portion of the then-outstanding Principal Amount of the Note into shares of common stock at a price per share of $1.60, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the "Conversion Price"). Prior to June 11, 2021, we will have the right to prepay up to sixty-six and two-thirds percent (66 2/3%) of the then-outstanding Principal Amount of the Note with no penalty. On or after July 11, 2021, we will have the right to prepay up to the then-outstanding Principal Amount of the Note with no penalty; however, if we exercise such prepayment right, the Investor will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that we elect to prepay at the Conversion Price. Subject to certain exceptions, we will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the Note, unless waived by the Investor in advance. Beginning on June 9, 2021, the Note will amortize in eighteen monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable solely in cash, plus a 2% premium.

On December 17, 2020, we entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the Lind Securities Purchase Agreement (the "December 17 SPAs"), pursuant to which we sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023.16, (1) convertible promissory notes (the "December 17 Notes") in an aggregate principal amount of $1,365,627.80, which will bear no interest and mature on December 17, 2022, and (2) an aggregate of 110,956 shares of our common stock. On December 18, 2020, we entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the Lind Securities Purchase Agreement (the "December 18 SPA" and, together with the December 17 SPAs, the "Subsequent Securities Purchase Agreements"), pursuant to which we sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,372.50, (1) a convertible promissory note (the "December 18 Note" and, together with the December 17 Notes, the "Subsequent Notes," and, together with the Note, the "Notes") in an aggregate principal amount of $323,247, which will bear no interest and mature on December 18, 2022, and (2) 26,263 shares of our common stock. The Subsequent Securities Purchase Agreements were entered into with certain accredited investors pursuant to the right to participate in future offerings provided to the accredited investors in connection with the registered direct offering we completed in September 2020. The Subsequent Securities Purchase Agreements have substantially the same terms as the Lind Securities Purchase Agreement, and the Subsequent Notes have substantially the same terms as the Note. In connection with the Subsequent Securities Purchase Agreements, we repaid $1.4 million of principal amount of the Note on January 8, 2021.

On September 4, 2020, we entered into a Securities Purchase Agreement with certain institutional investors (the "September 2020 Securities Purchase Agreement"), pursuant to which we issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.4 million, after deducting the placement agent's fees and offering expenses (see Note 4 to our consolidated financial statements). We also agreed to issue to the investors unregistered warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the "September 2020 Warrants"). The September 2020 Warrants have an exercise price of $0.84 per share of common stock, will be exercisable six months from the date of issuance and will expire on March 9, 2026. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $0.79.

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

On August 23, 2019, we entered into a Securities Purchase Agreement with certain institutional investors (the "August 2019 Securities Purchase Agreement"), pursuant to which we issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses (see Note 4 to our consolidated financial statements). We also agreed to issue to the investors unregistered warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50.

On June 17, 2019, we entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to we may offer and sell, from time to time, through Piper Jaffray up to $50,000,000 in shares of our common stock. During the year ended December 31, 2019, we sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement (see Note 4 to our consolidated financial statements). On August 23, 2019, we suspended our continuous offering under the Equity Distribution Agreement and the Equity Distribution Agreement terminated in accordance with its terms on December 7, 2020.

During the year ended December 31, 2020 and 2019, we received approximately $45 thousand and $4.5 million, respectively, in proceeds from the exercise of approximately 154 thousand and 14.3 million Series A Warrants and Series B Warrants, respectively.

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. In addition, pursuant to the amended and restated license agreement with Stuart Weg, M.D., if certain conditions are not met, make an additional cash payment of $0.2 million in January 2022. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital in the form of equity, debt or both. Without additional capital, our ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 of which this prospectus forms a part to offer from time to time any combination of debt securities, common and preferred stock and warrants, and, as of the date hereof, a total of $168.7 million of securities remains available for issuance pursuant to the shelf registration statement.

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
  the trading price of our common stock;
  our ability to secure a development partner for our product candidate in the United States for the treatment of ED; and
  our ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

On November 11, 2020, we received written notice (the "Notice") from The Nasdaq Stock Market LLC ("Nasdaq") indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 10, 2021, to regain compliance. We regained compliance after the closing bid price of our common stock had been at $1.00 per share or greater for twenty consecutive business days, from December 10, 2020 through January 8, 2021.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operations
Net cash used in operating activities	$(20,913)	$(19,305)
Net cash provided by financing activities	$26,314	$29,524
Net increase in cash	$5,401	$10,219

Operating Activities

Cash used in operating activities of $20.9 million in the year ended December 31, 2020 was primarily due to the net loss of $19.1 million and changes in operating assets and liabilities of $4.5 million, which was partially offset by $2.0 million in stock compensation expense.

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

Investing Activities

No cash was used in investing activities during the years ended December 31, 2020 or 2019.

Financing Activities

Cash provided by financing activities of $26.3 million in the year ended December 31, 2020 was primarily due to the proceeds from the exercise of warrants, the proceeds from the issuance and sale of the Note and the Closing Shares, the issuance and sale of common stock pursuant to the September 2020 Securities Purchase Agreement, the PPP Loan, and proceeds from our February 2020 and March 2020 public offerings.

Cash provided by financing activities of $29.5 million in the year ended December 31, 2019 was primarily due to the proceeds from the exercise of warrants, the proceeds from the issuance and sale of common stock pursuant to the August 2019 Securities Purchase Agreement, the proceeds from the issuance and sale of common stock and warrants pursuant to the Pre-Merger SPA and proceeds from the issuance and sale of common stock pursuant to the Equity Distribution Agreement.

Contractual Obligations

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

The following represents our contractual obligations as of December 31, 2020 (in thousands):

		Less than			More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Cash payments for license fees	$325	$125	$200	$-	$-
Purchase obligations (1)	15,828	9,922	5,906	-	-

(1)   Purchase obligations primarily represent commitments for agreements with external service providers, under which we will incur expenses relating to clinical trials of SLS-002 and SLS-005 and other clinical candidates. These agreements are cancellable on notice of up to three months.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments:

Accrual of Research and Development Expenses.

Research and development costs are expensed as incurred and include salaries and benefits; costs paid to third-party contractors to perform research, conduct clinical trials, develop and manufacture pre-approval drug materials and delivery devices. Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. Invoicing from third-party contractors for services performed can lag several months. We accrue the costs of services rendered in connection with third-party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Differences between actual clinical trial costs from estimated clinical trial costs have not been material and are adjusted for in the period in which they become known.

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

To the Stockholders and Board of Directors
Seelos Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seelos Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company's auditor since 2017

Short Hills, New Jersey
March 11, 2021

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets
Cash	$15,662	$10,261
Prepaid expenses and other current assets	1,832	835
Total current assets	17,494	11,096
Total assets	$17,494	$11,096

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable	$1,887	$796
Accrued expenses	1,924	1,919
Licenses payable	125	7,100
Convertible debt	2,431	-
Warrant liabilities, at fair value	1,062	963
Total current liabilities	7,429	10,778

Licenses payables, long-term	200	325
Note payable	147	-
Convertible debt, long-term	7,146	-
Total liabilities	14,922	11,103

Commitments and contingencies (note 11)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
54,535,891 and 27,028,533 issued and outstanding as of
December 31, 2020 and December 31, 2019, respectively	54	27
Additional paid-in-capital	77,680	56,027
Accumulated deficit	(75,162)	(56,061)
Total stockholders' equity (deficit)	2,572	(7)
Total liabilities and stockholders' equity (deficit)	$17,494	$11,096

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenues
Grant revenue	$-	$375
Total revenues	-	375
Operating expense
Research and development	10,984	22,563
General and administrative	7,775	7,559
Total operating expense	18,759	30,122
Loss from operations	(18,759)	(29,747)
Other income (expense)
Interest income	45	151
Interest expense	(164)	(29)
Loss on warrant issuance	-	(5,020)
Change in fair value of warrant liabilities	(223)	(16,501)
Change in fair value of convertible notes payable	-	(109)
Total other income (expense)	(342)	(21,508)
Net loss and comprehensive loss	$(19,101)	$(51,255)

Net loss per share basic and diluted	$(0.43)	$(2.52)

Weighted-average common shares outstanding basic and diluted	44,766,640	20,308,818

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2018	3,081,546	$3	$97	$(4,806)	$(4,706)
Stock-based compensation expense	-	-	459	-	459
Issuance of common stock and warrants in a private
offering, net of $16.5 million warrant liability	1,829,407	2	-	-	2
Effect of reverse merger	947,218	1	(300)	-	(299)
Warrants exercised for cash	14,332,620	14	4,503	-	4,517
Issuance of common stock for license acquired	992,782	1	2,999	-	3,000
Reclass of warrant liabilities related to Series A
warrants exercised for cash	-	-	5,600	-	5,600
Reclass of Series B warrants from warrant liability
to stockholders' equity	-	-	31,473	-	31,473
Issuance of common stock for conversion of debt and
accrued interest	172,284	-	2,715	-	2,715
Issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance	4,475,000	5	5,915	-	5,920
Issuance of common stock in at-the-market offering,
net of issuance costs	1,197,676	1	2,566	-	2,567
Net loss	-	-	-	(51,255)	(51,255)
Balance as of December 31, 2019	27,028,533	27	56,027	(56,061)	(7)
Stock-based compensation expense	-	-	2,044	-	2,044
Issuance of common stock for prepaid services	400,000	-	330	-	330
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock,
net of issuance costs	15,166,666	15	8,835	-	8,850
Warrants exercised for cash	153,628	-	169	-	169
Issuance of common stock, pursuant to
Securities Purchase Agreements, net of issuance costs	1,112,219	1	1,378	-	1,379
Beneficial conversion feature of convertible debt	-	-	100	-	100
Issuance of common stock and warrants, pursuant to
September 2020 Securities Purchase Agreement,
net of issuance costs	8,865,000	9	6,356	-	6,365
Net loss	-	-	-	(19,101)	(19,101)
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,101)	$(51,255)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,044	459
Shares issued for services	124	-
Research and development expenses - license acquired	192	3,000
Change in fair value of convertible notes payable	-	109
Change in fair value of warrant liability	223	16,501
Loss on warrant issuance	-	5,020
Amortization of debt discount	150	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(791)	(686)
Accounts payable	1,091	(1,424)
Accrued expenses	5	1,533
Accrued interest	-	13
Licenses payable	(4,850)	7,425
Net cash used in operating activities	(20,913)	(19,305)
Cash flows provided by financing activities
Proceeds from issuance of common stock and warrants in a private offering	-	16,520
Proceeds from issuance of common stock, net of issuance costs	8,850	-
Proceeds from issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	6,365	5,920
Proceeds from issuance of common stock and convertible notes payable,
net of issuance costs	10,907	-
Proceeds from note payable	147	-
Proceeds from issuance of common stock in at-the-market offering	-	2,567
Proceeds from exercise of warrants	45	4,517
Net cash provided by financing activities	26,314	29,524
Net increase in cash	5,401	10,219
Cash, beginning of period	10,261	42
Cash, end of period	$15,662	$10,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$16
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Issuance of common stock for license payable	$2,443	$-
Issuance of common stock for conversion of debt	$-	$2,551
Issuance of common stock for conversion of accrued interest	$-	$164
Issuance of common stock for license acquired	$-	$3,000
Effect of reverse merger	$-	$299
Reclass of warrant liabilities related to Series A warrants exercised for cash	$124	$5,600
Reclass of Series B warrants from warrant liability to stockholders' equity	$-	$31,473

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

As of December 31, 2020, the Company's leases had original terms of 12 months or less. The Company does not recognize ROU assets and lease liabilities that arise from leases with an original term of 12 months or less. Rather the Company recognizes the lease payments on a straight-line basis over the term of the lease.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$15,662	$-	$-	$15,662
Liabilities
Warrant liabilities, at fair value	$-	$-	$1,062	$1,062

	Fair Value Measurements as of December 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$10,261	$-	$-	$10,261
Liabilities
Warrant liabilities, at fair value	$-	$-	$963	$963

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Risk-free interest rate	0.18%	1.66%
Volatility	116.77%	110.80%
Dividend yield	- %	- %
Expected term	3.07	4.07
Weighted-average fair value	$1.40	$1.06

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2018	$-
Warrant issued in connection with financing	21,535
Warrant liability reclassified to stockholders' equity	(37,073)
Change in fair value measurement of warrant liability	16,501
Balance as of December 31, 2019	963
Warrant liability reclassified to stockholders' equity	(124)
Change in fair value measurement of warrant liability	223
Balance as of December 31, 2020	$1,062

Of the inputs used to value the outstanding common stock warrant liabilities as of December 31, 2020 and 2019, the most subjective input is the Company's estimate of expected volatility of its common stock.

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

Grant Revenue

The Company determined that its grant agreement with Team Sanfilippo Foundation ("TSF"), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome, is within the scope of ASC Topic 606 "Revenue from Contracts with Customers". Under the TSF agreement, TSF makes certain milestone payments to the Company as certain milestones related to a specified Phase II/III clinical trial, defined in the agreement, are met. The Company determined that there is one performance obligation under the TSF agreement. The variable consideration, in the form of milestone payments, is attributed to the completed portion of the performance obligation that triggers or results in the payments. During the year ended December 31, 2020 and 2019, the Company recognized $0 and $375,000 of revenue, respectively, from a milestone payment received as the milestone payment represents the Company's completed portion of its performance obligation.

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

The following potentially dilutive securities outstanding for the year ended December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019
Outstanding stock options	5,120	522
Outstanding warrants	10,066	3,584
Convertible notes	8,556	-
	23,742	4,106

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

In August 2020, the FASB issued ASU 2020-06: Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company is evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

2. Liquidity and Going Concern

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

The Company has limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020, the Company had $15.7 million in cash and an accumulated deficit of $75.2 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 7), the sale of common stock (see Note 4) and the exercise of warrants (see Note 8).

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the release date of this Annual Report on Form 10-K. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of December 31, 2020 are not sufficient to satisfy its operating cash needs for at least one year.

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

3. Business Combination

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

In connection with the Merger, STI entered into a Contingent Value Rights Agreement (the "CVR Agreement"). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right ("CVR") for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus' U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the "CVR Product Candidate"). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus' CVR Product Candidate intangible asset, including any milestone payments (the "Contingent Payments"), less reasonable transaction expenses. STI is entitled to retain the first $500,000 and 10% of any Contingent Payments. STI assigned no value to the CVR Product Candidate intangible asset as of December 31, 2020 or the CVR in the acquisition accounting.

4. Common Stock Offerings

Securities Purchase Agreements

December 2020 Convertible Note and Private Placement

In December 2020, the Company issued an aggregate of 1,112,219 shares of common stock in conjunction with the issuance of convertible notes at a discount for aggregate net proceeds of $10.9 million (see Note 7).

2020 Registered Direct Offering and Concurrent Private Placement

On September 4, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "September 2020 Securities Purchase Agreement") pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $6.4 million, after deducting the placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC") on November 2, 2017, as amended. The Company also issued to the investors warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the "September 2020 Warrants"). The September 2020 Warrants have an exercise price of $0.84 per share of common stock, will be exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

The combined purchase price for one share and one warrant to purchase 0.75 of a share of common stock in the offerings was $0.79. The closing of the offerings occurred on September 9, 2020.

2019 Registered Direct Offering and Concurrent Private Placement

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents' fees and other estimated offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company issued to the investors warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. Roth Capital Partners, LLC ("Roth") served as the placement agent for the issuance and sale of the shares and the warrants, and the Company paid Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company in the offerings.

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

Stock Purchase Agreement with Vyera

On January 2, 2020, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the "Shares"). The Company entered into the Stock Purchase Agreement in accordance with an asset purchase agreement with Vyera, as amended by the amendment entered into with Vyera on October 15, 2019 (see Note 5). As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement.

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

Through December 31, 2020, the Company has recognized approximately $431,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020. The Company also canceled 100,000 shares that will not vest due to the cancellation of the Consulting Agreement.

Equity Distribution Agreement

On June 17, 2019, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Piper Jaffray & Co., as sales agent ("Piper Jaffray"), pursuant to which the Company could offer and sell, from time to time, through Piper Jaffray (the "Offering") up to $50,000,000 in shares. Under the terms of the Equity Distribution Agreement, Piper Jaffray was entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Equity Distribution Agreement. During the year ended December 31, 2019, the Company sold 1,197,676 shares for net proceeds of approximately $2.6 million pursuant to the Equity Distribution Agreement. On August 23, 2019, the Company suspended its continuous offering under the Equity Distribution Agreement and the Equity Distribution Agreement terminated in accordance with its terms on December 7, 2020.

Pre-Merger Financing

On January 24, 2019, STI and Apricus closed a private placement transaction with certain accredited investors (the "Investors"), whereby, among other things, STI issued to investors shares of STI's common stock immediately prior to the Merger in a private placement transaction (the "Financing"), pursuant to a Securities Purchase Agreement, made and entered into as of October 16, 2018, by and among STI, Apricus and the investors, as amended (the "Purchase Agreement").

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STIs common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company's common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), most recently adjusted to a price per share of $0.2957 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 8). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

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

At December 31, 2020, 0.8 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

5. License Agreements

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

In connection with the closing of the Merger, the Company issued 801,253 shares of common stock to Ligand and recognized research and development expense totaling approximately $2.2 million during the three months ended March 31, 2019 for the License Agreement.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera")

On March 6, 2018, the Company entered into an asset purchase agreement with Vyera, pursuant to which the Company acquired the assets (the "Vyera Assets") and liabilities (the "Vyera Assumed Liabilities") of Vyera related to TUR-002 (intranasal ketamine), which is now known as SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002.

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

The Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $10.0 million upon approval by the FDA of a new drug application (an "NDA"), with respect to SLS-002, (ii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iii) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (iv) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (v) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vi) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (vii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (viii) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera a royalty percentage in the mid-single digits on aggregate annual net sales of SLS-002.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, the Company entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the "Weg License Agreement"), pursuant to which the Company was granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, the Company paid an upfront license fee of $75,000 upon execution of the agreement. The Company agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. The Company paid the required $0.1 million on January 2, 2020 and $0.125 million on January 2, 2021. As further consideration, the Company agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of the Company's common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission under an NDA or equivalent seeking regulatory approval in the United States, the United Kingdom, France, Germany, Italy, Spain, China or Japan, or seeking regulatory approval from the EMA in the EU, for such product (the "Milestone Product"), (iii) $3.0 million upon FDA approval of an NDA for the Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by the Company under milestones (i)-(v) will be $6.6 million. The Company will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2020.

6. Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	December 31,
	2020	2019
Professional fees	$292	$151
Personnel related	756	683
Outside research and development services	764	853
Other	112	232
Accrued expenses, net	$1,924	$1,919

7. Debt

Convertible Notes

December 2020 Convertible Note and Private Placement

On December 11, 2020, the Company entered into a Securities Purchase Agreement (the "Lind Securities Purchase Agreement") with Lind Global Asset Management II, LLC (the "Investor") pursuant to which, among other things, on December 11, 2020, the Company issued and sold to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $10,000,000, (1) a convertible promissory note (the "Note") in an aggregate principal amount of $12,000,000 (the "Principal Amount"), which will bear no interest and mature on December 11, 2022 (the "Maturity Date"), and (2) 975,000 shares of the Company's common stock. At any time following June 11, 2021, and from time to time before the Maturity Date, the Investor shall have the option to convert any portion of the then-outstanding Principal Amount of the Note into shares of common stock at a price per share of $1.60, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the "Conversion Price"). Prior to June 11, 2021, the Company will have the right to prepay up to sixty-six and two-thirds percent (66 2/3%) of the then-outstanding Principal Amount of the Note with no penalty. On or after July 11, 2021, the Company will have the right to prepay up to the then-outstanding Principal Amount of the Note with no penalty; however, if the Company exercises such prepayment right, the Investor will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the Note, unless waived by the Investor in advance. Beginning on June 9, 2021, the Note will amortize in eighteen monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable solely in cash, plus a 2% premium.

On December 17, 2020, the Company entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the Lind Securities Purchase Agreement (the "December 17 SPAs"), pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023, (1)convertible promissory notes (the "December 17 Notes") in an aggregate principal amount of $1,365,628, which will bear no interest and mature on December 17, 2022, and (2) an aggregate of 110,956 shares of its common stock. On December 18, 2020, the Company entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the Lind Securities Purchase Agreement (the "December 18 SPA") and, together with the December 17 SPAs, (the "Subsequent Securities Purchase Agreements"), pursuant to which the Company sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,373, (1) a convertible promissory note in an aggregate principal amount of $323,247, which will bear no interest and mature on December 18, 2022 (the "December 18 Note" and, together with the December 17 Notes, the "Subsequent Notes"), and (2) 26,263 shares of the Company's common stock. The Subsequent Securities Purchase Agreements have substantially the same terms as the Lind Securities Purchase Agreement, and the Subsequent Notes have substantially the same terms as the Note.

The Company received aggregate net proceeds of $10.9 million from the convertible note offerings, net of $0.5 million of issuance costs. The total gross proceeds were allocated to the convertible notes and common stock issued under the agreements based on their relative fair values. The Company recognized a beneficial conversion feature discount on the convertible notes of approximately $0.1 million.

The discount on the convertible notes is being amortized to interest expense, using the effective interest method over the term of the convertible notes. As of December 31, 2020, the principal balance of the convertible notes outstanding and the unamortized discount on the convertible notes is approximately $13.7 million and $4.1 million, respectively. Interest expense recognized related to the discount was approximately $0.2 million for the year ended December 31, 2020.

Convertible Notes

From May 2017 to October 2018, the Company issued convertible notes (the "Convertible Notes"). The aggregate principal amount of the Convertible Notes was $2.3 million, and the Convertible Notes were due no later than April 30, 2019 with simple interest at the rate of 8% per annum. The Convertible Notes provided that they were to convert at a discount of 10% or 20% depending on the terms for each note, or $9.70 to $10.91 per share, respectively.

The Convertible Notes were carried at fair value. The Company recognized an adjustment relating to changes in the Convertible Notes fair value of $0 and $109 thousand during the year ended December 31, 2020 and 2019, respectively.

In connection with the closing of the Merger, the Convertible Notes plus unpaid interest were converted into 172,284 shares of common stock at a price of $9.70 or $10.91 per share.

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

8. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of December 31, 2020 or 2019.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of December 31, 2020 and 2019. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

The September 2020 Warrants are exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants are exercisable beginning six months after the date of issuance and have a term of five and a half years from the date of issuance.

As of December 31, 2020, 6.6 million September 2020 Warrants remain outstanding at an exercise price of $0.84 per share.

August 2019 Warrants

The August 2019 Warrants are exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants are exercisable beginning six months after the date of issuance and have a term of four years from the date of issuance.

As of December 31, 2020, 2.2 million August 2019 Warrants remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted several times pursuant to the terms thereof to 3,629,023 shares of common stock at an exercise price per share equal to $0.2957 per share. The most recent adjustment to the exercise price (from $0.60 to $0.2957 per share) occurred during the three months ended September 30, 2020 as a result of the announcement of the offerings pursuant to the September 2020 Securities Purchase Agreement. The Series A Warrants were immediately exercisable upon issuance and will expire on January 31, 2024.

During the year ended December 31, 2020 and 2019, 0.2 million and 2.7 million Series A Warrants were exercised for approximately $45 thousand and $4.5 million, respectively. As of December 31, 2020, 0.8 million Series A Warrants remain outstanding at an exercise price of $0.2957 per share.

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

A summary of warrant activity during the year ended December 31, 2020 is as follows (in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding at December 31, 2018	-	$-	-
Assumed in Merger	437	$20.59	3.5
Issued	17,481	$0.42	4.1
Exercised	(14,334)	$0.31
Outstanding as of December 31, 2019	3,584	$3.86	3.3
Issued	6,648	$0.84
Exercised	(154)	$0.30
Cancelled	(12)	$18.00
Outstanding as of December 31, 2020	10,066	$1.84	4.4
Exercisable as of December 31, 2020	3,417	$3.79	2.7

The Series A Warrants and the Series B Warrants were each recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

9. Stock-Based Compensation

The Company has the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of December 31, 2020, an aggregate of 8,038,582 shares of common stock were authorized under the Apricus 2012 Plan, of which 3.2 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

On May 15, 2020, the Company's stockholders approved the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company's Board of Directors or the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company on or prior to each such January 1. The Company did not sell any shares under the ESPP during the year ended December 31, 2020. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $13,000 for the year ended December 31, 2020.

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

Stock options

During the year ended December 31, 2020, the Company granted 4,444,895 stock options to employees with a weighted average exercise price per share of $1.16 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the year ended December 31, 2020, the Company also granted 179,000 non-qualified stock options to non-employee directors and a consultant with a weighted average exercise price per share of $1.15 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. 24,000 of the stock options granted to non-employee directors vest 1/3rd on the first anniversary of the grant and monthly thereafter over the next two years. 80,000 of the stock options granted to non-employee directors vest monthly over the 12 months following the grant. 75,000 of the stock options granted to a consultant vest 25% on the first anniversary of the grant and monthly thereafter over the next 3 years.

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

During the year ended December 31, 2020, no stock options were exercised and 26,001 options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the years ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Risk-free interest rate	0.3%-1.7%	1.6%-2.6%
Volatility	109%-119%	109%-113%
Dividend yield	- %	- %
Expected term (years)	5-7	5-7
Weighted-average fair value	$0.97	$1.76

A summary of stock option activity during the year ended December 31, 2020 is as follows (in thousands):

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2019	522	$9.18	9.0	$21
Granted	4,624	1.16	9.3
Exercised	-	-
Cancelled	(26)	1.96	-
Outstanding as of December 31, 2020	5,120	$1.97	9.2	$1,969
Vested and expected to vest as of December 31, 2020	353	$12.45	7.4	$42
Exercisable as of December 31, 2020	353	$12.45	7.4	$42

The Company recorded $2.0 million and $459,000 in stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$394	$118
General and administrative	1,650	341
	$2,044	$459

10. Income Taxes

The Company has incurred net operating losses since inception. At December 31, 2020, the Company has available net operating loss carryforwards of approximately $46.9 million for federal income tax reporting purposes and approximately $90.6 million for state income tax reporting purposes.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2020	2019
Net operating tax loss carryforwards	$15,223	$5,632
Accrued expenses	66	348
Stock-based compensation	521	84
Start up cost	12,320	4,806
Total deferred tax asset	28,130	10,870
Less valuation allowance	(28,130)	(10,870)
Net deferred tax asset	$-	$-

The federal and state net operating loss carryforwards, not subject to the annual limitation under Internal Revenue Code Section 382, resulted in a noncurrent deferred tax asset as of December 31, 2020 and 2019 of approximately $15.2 million and $5.6 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company's federal income tax returns for 2017 to 2020 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company's effective tax rate. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2020 and 2019, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

A reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2020 and 2019, are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$-	$718
Change in current period positions	-	-
Change in prior period positions	-	(718)
Ending balance	$-	$-

The reconciliation of income taxes computed using the statutory United States income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2020 and 2019, are as follows:

	Year Ended December 31,
	2020	2019
Federal statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	11.2%	6.7%
Permanent items	(1.0)%	(9.0)%
Deferred rate changes	0.1%	-%
Other	59.3%	(0.3)%
Change in valuation allowance	(90.6)%	(18.4)%
Income tax provision (benefit)	-%	-%

11. Commitments and Contingencies

Leases

In March 2019, the Company entered into a nine-month office space rental agreement for its headquarters in New York, New York expiring November 2019. In November 2019 the Company renewed this rental agreement for an additional twelve-months for a base rent of approximately $9,000 per month. In November 2020, the Company renewed this rental agreement for an additional twelve-months for a base rent of approximately $3,800 per month.

For the years ended December 31, 2020 and 2019, rent expense totaled $0.1 million and $0.1 million, respectively.

Future minimum rental payments under operating lease as of December 31, 2020 are approximately $42,000 for 2021.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of December 31, 2020, there was no material litigation against the Company.

12. Subsequent Events

Public Offering

On January 28, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 17,530,488 shares of its common stock, at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to the Company from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company used $3.8 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

Amendment of Asset Purchase Agreement with Vyera

On February 15, 2021 the Company entered into an amendment to the asset purchase agreement with Vyera. Pursuant to the amendment, the Company agreed to make cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d- 15(e) under the Exchange Act, as of December 31, 2020. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that, as of December 31, 2020, our internal control over financial reporting was effective. Because we are a smaller reporting company,

KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Effective September 1, 2020, we implemented a new accounting software which enhanced our internal control structure over financial reporting during the year ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 in connection with the Annual Meeting of Stockholders to be held in 2021 (the "2021 Proxy Statement"). To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Ethics for Officers (the "Code of Ethics") that is available at the Investors/Media/Corporate Governance Documents section of our website at www.seelostherapeutics.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2020. To the extent that we do not file the 2021 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

3.16

Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020)

3.17

Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

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

4.11

Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14

Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.15	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.16	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.18	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.19

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

4.21

Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.22

Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.23

Form of Convertible Promissory Note due December 11, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

4.24

Description of Securities of Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

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

10.23#

Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019).

10.24

Amendment No. 2 to Asset Purchase Agreement, dated as of December 31, 2018, by and between Seelos Therapeutics, Inc. and Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.25#

Form of Stock Option Agreement under the Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 15, 2019).

10.26^

Amended and Restated Exclusive License Agreement, dated August 29, 2019, by and between Seelos Therapeutics, Inc. and Stuart Weg, MD. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.27

Amendment No. 3 to Asset Purchase Agreement, dated October 15, 2019, by and between Seelos Therapeutics, Inc. and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019).

10.28

Amendment to License Agreement, dated as of February 8, 2019, by and among Ligand Pharmaceuticals Incorporated, Neurogen Corporation, CyDex Pharmaceuticals, Inc., and Seelos Corporation (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.29

Stock Purchase Agreement, dated as of January 2, 2020, by and between Seelos Therapeutics, Inc. and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2020).

10.30#

Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan, effective May 15, 2020 (incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.31#

Seelos Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.32

Securities Purchase Agreement, dated September 4, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

10.33

Placement Agency Agreement, dated September 4, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

10.34

Securities Purchase Agreement, dated as of December 11, 2020, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management II, LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

10.35

Security Agreement, dated as of December 11, 2020, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management II, LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020)

10.36**

Amendment No. 4 to Asset Purchase Agreement, dated February 15, 2021, by and between Seelos Corporation and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021).

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
**    Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: March 11, 2021	/s/ Raj Mehra, Ph.D.
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

Signature	Title	Date

/s/ Raj Mehra, Ph.D.	President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer	March 11, 2021
Raj Mehra, Ph.D.	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Judith Dunn, Ph.D.	Director	March 11, 2021
Judith Dunn, Ph.D.

/s/ Brian Lian, Ph.D.	Director	March 11, 2021
Brian Lian, Ph.D.

/s/ Daniel J. O'Connor, J.D.	Director	March 11, 2021
Daniel J. O'Connor, J.D.

/s/ Richard W. Pascoe	Director	March 11, 2021
Richard W. Pascoe