Form 10-Q
period 2021-03-31
SEELOS THERAPEUTICS, INC.
filed 2021-04-30
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

____________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or
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

300 Park Avenue, 2nd Floor, New York, NY 10022
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

As of April 22, 2021, 78,583,021 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)
	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$38,687	$15,662
Prepaid expenses and other current assets	2,609	1,832
Total current assets	41,296	17,494
Operating lease right-of-use asset	74	-
Total assets	$41,370	$17,494

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,628	$1,887
Accrued expenses	1,725	1,924
Licenses payable	6,200	125
Convertible debt	2,296	2,431
Warrant liabilities, at fair value	1,440	1,062
Operating lease liability	49	-
Total current liabilities	13,338	7,429

Licenses payables, long-term	-	200
Operating lease liability, long-term	25	-
Note payable	147	147
Convertible debt, long-term	3,100	7,146
Total liabilities	16,610	14,922

Commitments and contingencies (note 11)
Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares
issued or outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 120,000,000 shares authorized,
78,283,021 and 54,535,891 issued and outstanding as of
March 31, 2021 and December 31, 2020, respectively	78	54
Additional paid-in-capital	118,960	77,680
Accumulated deficit	(94,278)	(75,162)
Total stockholders' equity	24,760	2,572
Total liabilities and stockholders' equity	$41,370	$17,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expense
Research and development	$14,112	$3,693
General and administrative	2,500	1,816
Total operating expense	16,612	5,509
Loss from operations	(16,612)	(5,509)
Other income (expense)
Interest income	19	27
Interest expense	(990)	(4)
Change in fair value of warrant liabilities	(1,533)	654
Total other income (expense)	(2,504)	677
Net loss and comprehensive loss	$(19,116)	$(4,832)

Net loss per share basic and diluted	$(0.28)	$(0.14)

Weighted-average common shares outstanding basic and diluted	69,053,332	34,115,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2021 and 2020
(In thousands, except share data)
(Unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	-	-	705	-	705
Issuance of common stock, options exercised	29,999	-	65	-	65
Issuance of common stock, ESPP	40,518	-	30	-	30
Warrants exercised for cash	6,146,125	6	7,017	-	7,023
Issuance of common stock, net of issuance costs	17,530,488	18	33,463	-	33,481
Net loss	-	-	-	(19,116)	(19,116)
Balance as of March 31, 2021	78,283,021	$78	$118,960	$(94,278)	$24,760

	Common	Common	Additional		Total
	Stock	Stock	Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	311	-	311
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock, net of issuance costs	15,166,666	15	8,835	-	8,850
Net loss	-	-	-	(4,832)	(4,832)
Balance as of March 31, 2020	44,005,044	$44	$67,614	$(60,893)	$6,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(19,116)	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	705	311
Research and development expenses - license acquired	-	192
Change in fair value of warrant liability	1,533	(654)
Amortization of debt discount	986	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(777)	(648)
Accounts payable	(259)	2,486
Accrued expenses	(199)	(428)
Licenses payable	5,875	(2,850)
Net cash used in operating activities	(11,252)	(6,423)
Cash flows provided by financing activities
Payment of convertible note	(5,167)	-
Proceeds from issuance of common stock, net of issuance costs	33,481	-
Proceeds from issuance of common stock and warrants, pursuant to
Securities Purchase Agreement, net of issuance costs	-	8,850
Proceeds from exercise of warrants	5,868	-
Proceeds from exercise of options	65	-
Proceeds from sales of common stock under ESPP	30	-
Net cash provided by financing activities	34,277	8,850
Net increase in cash	23,025	2,427
Cash, beginning of period	15,662	10,261
Cash, end of period	$38,687	$12,688

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$4
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$1,155	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$74	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the "Company") is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System ("CNS") disorders and other rare disorders. The Company's lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder ("ASIB in MDD") and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis ("ALS"). SLS-005 for the potential treatment of Sanfilippo syndrome currently requires additional natural history data, which is being explored. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006, SLS-007 for the potential treatment of Parkinson's Disease ("PD") and SLS-008, which is being developed for the potential treatment of an undisclosed indication, but may also be targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis.

2. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, the Company had $38.7 million in cash and an accumulated deficit of $94.3 million. The Company has historically funded its operations through the issuance of convertible notes (the "Notes") (see Note 6), the sale of common stock (see Note 4) and exercises of warrants (see Note 7).

On February 15, 2021, the Company entered into an amendment to an asset purchase agreement the Company previously entered into with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"). Pursuant to the amendment, the Company agreed to make cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002.

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

Pursuant to the amended and restated license agreement with Stuart Weg, M.D., the Company is required to make a cash payment to Dr. Weg in the amount of $0.2 million in January 2022 if certain conditions are not met. Additionally, the Company is required to make monthly principal payments on its debt. The Note (as defined below) (see note 6) and the Subsequent Notes (as defined below) (see note 6) are payable in eighteen monthly installments commencing one hundred eight days after the issuance date and shall be paid in cash. Accordingly, the Company has classified $2.3 million as a current liability on the Company's Condensed Consolidated Balance Sheet for the Note and the Subsequent Notes. The Company believes that, in order for it to meet its obligations arising from normal business operations for the next twelve months, the Company requires additional capital in the form of equity, debt or both. Without additional capital, the Company's ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the "SEC"). The Company may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 31, 2021, the Company had approximately $168.7 million available under its Form S-3 shelf registration statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company's ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company's current plans, which are subject to change, management believes that the Company's existing cash and cash equivalents as of March 31, 2021 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

The Company will need to raise substantial additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company's product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company's existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets.

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K ("Annual Report") filed with the SEC on March 11, 2021. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company's financial position, results of operations and cash flows. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company's actual results may differ from these estimates under different assumptions or conditions.

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

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$38,687	$-	$-	$38,687
Liabilities
Warrant liabilities, at fair value	$-	$-	$1,440	$1,440

	Fair Value Measurements as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Cash	$15,662	$-	$-	$15,662
Liabilities
Warrant liabilities, at fair value	$-	$-	$1,062	$1,062

There were no transfers between fair value measurement levels during the three months ended March 31, 2021.

The Company's warrant liabilities were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.  The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2021:

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Three Months Ended
March 31, 2021
Risk-free interest rate	0.32%
Volatility	120.91%
Dividend yield	- %
Expected term	2.82
Weighted-average fair value	$4.76

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2020	$1,062
Warrant liability reclassified to stockholders' equity	(1,155)
Change in fair value measurement of warrant liability	1,533
Balance as of March 31, 2021	$1,440

Stock-based Compensation

The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period for the entire award, except for performance condition awards where vesting is subject to the Company achieving certain performance criteria, based on the estimated grant-date fair value of the awards and forfeitures rates. Compensation costs for performance condition awards will be recognized when the achievement of the performance criteria is probable. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management's best estimates and involve inherent uncertainties and the application of management's judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying individual's role at the Company.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") asset, operating lease liability, current and operating lease liability, long-term in the Company's condensed consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liability represents its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if it borrowed on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Net Loss Per Share

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, performance-based restricted stock unit awards and stock options that would result in the issuance of incremental shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive.

The following potentially dilutive securities outstanding for the three months ended March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	7,204	1,667
Restricted stock units	2,400	-
Outstanding warrants	3,920	3,584
Convertible debt	5,326	-
	18,850	5,251

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company's financial statements.

In August 2020, the FASB issued ASU 2020-06: Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if- converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company is evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

4. Common Stock Offerings

Securities Purchase Agreements

December 2020 Convertible Note and Private Placement

In December 2020, the Company sold 1,112,219 shares of common stock in conjunction with the issuance of convertible notes at a discount for aggregate net proceeds of $10.9 million (see Note 6).

2020 Registered Direct Offering and Concurrent Private Placement

On September 4, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the "2020 Securities Purchase Agreement") pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $6.4 million, after deducting the placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company also issued to the investors warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the "September 2020 Warrants"). The September 2020 Warrants have an exercise price of $0.84 per share of common stock, will be exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

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

On June 9, 2020, the Company and the advisory firm entered into an amendment to the Consulting Agreement (the "Amendment"). Pursuant to the Amendment, the advisory firm agreed to provide the Company with additional services and, in consideration, the Company agreed to issue the advisory firm an additional 200,000 unregistered shares of the Company's common stock (the "Additional Shares"), plus $20,000 in cash. The Additional Shares were issued to the advisory firm on June 9, 2020 and were subject to certain vesting restrictions.

Through September 30, 2020, the Company has recognized approximately $431,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020. The Company also canceled 100,000 shares that did not vest due to the cancellation of the Consulting Agreement.

Public Offerings

On January 28, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 17,530,488 shares of its common stock, at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to the Company from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company used $3.8 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

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

Stock Purchase Agreement with Vyera

On January 2, 2020, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Vyera, pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the "Shares"). The Company entered into the Stock Purchase Agreement in accordance with an asset purchase agreement with Vyera (the "Vyera Agreement"), as amended by the amendment entered into on October 15, 2019 (see Note 5). As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement.

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

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STI's common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company's common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the "Series A Warrants"), most recently adjusted to a price per share of $0.2957 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the "Series B Warrants" together with the Series A Warrants, the "Investor Warrants"), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 7). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

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

At March 31, 2021, 0.3 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021.

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

On February 15, 2021, the Company entered into an amendment to the Vyera Agreement. Pursuant to the amendment, the Company agreed to make cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002.

In the event that the Company sells, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company must pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale.

The Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $10.0 million upon approval by the FDA of a new drug application (an "NDA"), with respect to SLS-002, (ii) $5.0 million upon approval by the European Medicines Agency (the "EMA") of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iii) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (iv) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (v) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vi) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (vii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (vii) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera a royalty percentage in the mid-single digits on aggregate annual net sales of SLS-002.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at March 31, 2021.

6. Debt

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

On December 17, 2020, the Company entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the Lind Securities Purchase Agreement (the "December 17 SPAs"), pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023, (1) convertible promissory notes (the "December 17 Notes") in an aggregate principal amount of $1,365,628, which will bear no interest and mature on December 17, 2022, and (2) an aggregate of 110,956 shares of its common stock. On December 18, 2020, the Company entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the Lind Securities Purchase Agreement (the "December 18 SPA" and, together with the December 17 SPAs, the "Subsequent Securities Purchase Agreements"), pursuant to which the Company sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,373, (1) a convertible promissory note in an aggregate principal amount of $323,247, which will bear no interest and mature on December 18, 2022 (the "December 18 Note" and, together with the December 17 Notes, the "Subsequent Notes"), and (2) 26,263 shares of the Company's common stock. The Subsequent Securities Purchase Agreements have substantially the same terms as the Lind Securities Purchase Agreement, and the Subsequent Notes have substantially the same terms as the Note.

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

The components of our convertible notes are as follows (in thousands):
	March 31,	December 31,
	2021	2020
Convertible notes due 2022	$13,689	$13,689
Unamortized debt discount / debt issuance costs	(3,126)	(4,112)
Less principal payments	(5,167)	-
Less current portion of long-term debt	(2,296)	(2,431)
Convertible debt, long-term, net of discount and issuance costs	$3,100	$7,146

The discounts on the convertible notes are being amortized to interest expense, using the effective interest method over the term of the convertible notes. Interest expense recognized related to the discount was approximately $1.0 million for the three months ended March 31, 2021.

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

7. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of March 31, 2021 or December 31, 2020.

Common Stock

The Company has authorized 120,000,000 shares of common stock as of March 31, 2021 and December 31, 2020. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

The September 2020 Warrants were initially exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the three months ended March 31, 2021, September 2020 Warrants were exercised for 4.7 million shares of common stock for approximately $3.9 million. As of March 31, 2021, September 2020 Warrants exercisable for 2.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

August 2019 Warrants

On August 23, 2019, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering and issued warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the "August 2019 Warrants"). The August 2019 Warrants were initially exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants became exercisable beginning on February 27, 2020 and will expire on August 28, 2023.

During the three months ended March 31, 2021, August 2019 Warrants for 1.0 million shares of common stock were exercised for approximately $1.8 million. As of March 31, 2021, August 2019 Warrants exercisable for 1.2 million shares of common stock remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted several times pursuant to the terms thereof to 3,629,023 shares of common stock at an exercise price per share equal to $0.2957 per share. The most recent adjustment to the exercise price (from $0.60 to $0.2957 per share) occurred during the three months ended September 30, 2020 as a result of the announcement of the offerings pursuant to the 2020 Securities Purchase Agreement. The Series A Warrants were immediately exercisable upon issuance and will expire on January 31, 2024.

During the three months ended March 31, 2021 and 2020, Series A Warrants for 0.5 million and 0 shares of common stock, respectively, were exercised for approximately $0.1 million and $0, respectively. As of March 31, 2021, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the three months ended March 31, 2021 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding at December 31, 2020	10,066	$1.84	4.4
Issued	-	$-
Exercised	(6,146)	$0.95
Cancelled	-	$-
Outstanding as of March 31, 2021	3,920	$3.24	3.7
Exercisable as of March 31, 2021	3,920	$3.24	3.7

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are un-exercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the "2012 Plan"), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of March 31, 2021, an aggregate of 10,878,019 shares of common stock were authorized under the 2012 Plan, of which 1.6 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan") and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

During the three months ended March 31, 2021, the Company's Board of Directors awarded a performance stock unit award to the Company's CEO for 2,400,000 shares of common stock. Vesting of this award is subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of March 31, 2021, none of the performance conditions had been satisfied. The Company does not believe that the achievement of the performance criteria is probable at this time and therefore has not recognized any compensation expense during the three months ended March 31, 2021. Compensation expense will be recognized only once the performance condition is probable of being achieved and only for the cumulative amount related to the service condition that has been fulfilled.

On May 15, 2020, the Company's stockholders approved the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company's Board of Directors or the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company on or prior to each such January 1. During the three months ended March 31, 2021, the Company sold 40,518 shares of common stock under the ESPP.

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

Stock options

During the three months ended March 31, 2021, the Company granted 294,621 incentive stock options and 1,755,379 non-qualified stock options to employees with a weighted average exercise price per share of $4.19 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the three months ended March 31, 2021, the Company also granted 64,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.35 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. These stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the three months ended March 31, 2021, 29,999 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the three months ended March 31, 2021:

Three Months Ended
March 31, 2021
Risk-free interest rate	0.5%-0.9%
Volatility	120%-125%
Dividend yield	-%
Expected term (years)	5-6
Weighted-average fair value	$3.62

A summary of stock option activity during the three months ended March 31, 2021 is as follows (share amounts in thousands):

		Weighted-	Weighted-		Total
		Average	Average Remaining		Aggregate
	Stock	Exercise	Contractual		Intrinsic
	Options	Price	Life (in years)		Value
Outstanding as of December 31, 2020	5,120	$1.97		$
Granted	2,114	4.11
Exercised	(30)	2.17
Cancelled	-	-
Outstanding as of March 31, 2021	7,204	$2.60	9.3		$1,992
Vested and expected to vest as of March 31, 2021	7,204	$2.60	9.3		$1,992
Exercisable as of March 31, 2021	683	$7.12	8.3		$97

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$136	$68
General and administrative	569	243
	$705	$311

9. Leases

In March 2019, the Company entered into a nine-month office space rental agreement for two office spaces for its headquarters at 300 Park Avenue, New York, NY, which was subsequently extended for an additional twelve-month term. The rental agreement provided for a base rent of approximately $9,000 per month. In November 2020, the Company returned one of the office spaces and further extended this rental agreement for one of the office spaces for an additional twelve-months for a base rent of approximately $3,800 per month. In March 2021, the Company was notified that the counterparty's right to occupy the space at 300 Park Avenue, New York, NY was terminating and the Company was required to vacate by March 26, 2021. The Company vacated the premises and has advised the counterparty that it is in breach of this rental agreement and therefore, the Company has no further obligations thereunder.

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, expiring July 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement includes one or more renewal options. The lease agreement does not impose a restriction on the Company's ability to engage in financing transactions or enter into further lease agreements. At March 31, 2021, the Company has right-of-use assets of $74,000 and a total lease liability for operating leases of $74,000, of which $25,000 is included in long-term lease liabilities and $49,000 is included in current lease liabilities.

At March 31, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2021	$40
Year Ended December 31, 2022	40
Total	80
Less present value discount	(6)
Operating lease liabilities	$74

In March 2021, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $74,000 based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $74,000. As the Company's lease does not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $0 for the three months ended March 31, 2021. Amortization expense was $0 for the three months ended March 31, 2021.

The tables below present information regarding the Company's lease assets and liabilities (in thousands, except years and percentages):

March 31, 2021
Assets:
Operating lease right-of-use-assets	$74

Liabilities:
Current
Operating	49
Long-term
Operating	25
$74

March 31, 2021
Weighted-average remaining lease term - operating leases (in years)	1.5
Weighted-average discount rate - operating leases	8.0%

For the three months ended March 31, 2021 and 2020, rent expense totaled approximately $16,000 and $44,000, respectively.

10. Commitments and Contingencies

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of March 31, 2021, there was no material litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission ("SEC") on March 11, 2021. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those statements include statements regarding the intent, belief or current expectations of Seelos Therapeutics, Inc. and its subsidiaries ("we," "us," "our," the "Company" or "Seelos") and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward- looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

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

Recent Developments

Coronavirus (COVID-19)

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus ("COVID-19") pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our ongoing clinical trial for SLS-002 in acute suicidal ideation and behavior ("ASIB") in patients with major depressive disorder ("MDD") completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data. Also, we did not experience any significant delays with opening our clinical sites for SLS-002 during the first quarter of 2021 and have not experienced any such delays during the second quarter of 2021 to date. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the second quarter of 2021, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials or in completing enrollment for any clinical trials we may commence or in the FDA or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. However, if the pandemic continues at its current rate into the third quarter of 2021, it could have a material adverse impact on our business. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Business Update

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002	Acute Suicidal Ideation and Behavior (ASIB) in	Phase II	Completed Open-Label Patient Enrollment of
Intranasal Racemic Ketamine	Major Depressive Disorder (MDD)		Part 1 of Proof of Concept Study

SLS-005	Amyotrophic Lateral Sclerosis (ALS)	Phase IIb/III	Startup activities initiated
IV Trehalose
	Sanfilippo Syndrome	Phase II	Collecting Natural History Data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies to commence soon
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Evaluating studies to advance into late stage trials
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical data expected in early 2021
Peptide Inhibitor

SLS-008	Pediatric Esophagitis, Asthma, Atopic Dermatitis	Pre-IND	Formulation work underway
CRTh2 Antagonist

Lead Programs

Our lead programs are currently SLS-002 for the treatment of ASIB in patients with MDD, and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis ("ALS"). SLS-005 for the potential treatment of Sanfilippo syndrome currently requires additional natural history data, which is being explored.

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

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled Proof of Concept ("PoC") study for ASIB in patients with MDD. We initiated this PoC study in two parts: Part 1 is an open-label study of 16 patients, and will be followed by Part 2, which is a double blind, placebo-controlled study of approximately 120 patients. On January 15, 2021, we announced dosing of the first patients in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of patients in Part 1 of the PoC study.

SLS-005 is IV Trehalose, a protein stabilizer that crosses the blood-brain-barrier, activates autophagy and lysosomal biogenesis. Based on the pre-clinical and in-vitro studies, there is a sound scientific rationale for developing Trehalose for the treatment of ALS and other indications such as Sanfilippo syndrome. Trehalose is a low molecular weight disaccharide (.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular-protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

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

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II proof of concept study of SLS-002 for ASIB in patients with MDD. The startup activities are underway and have completed enrollment of patients in Part 1 of our open-label study.

SLS-005 is undergoing startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by the Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. We are continuing to explore trials in Sanfilippo syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

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

  Advancing SLS-002 in ASIB in MDD and post-traumatic stress disorder;
  Advancing SLS-004 in PD;
  Advancing SLS-005 in ALS and Sanfilippo syndrome;
  Advancing SLS-007 in PD as a monotherapy;
  Filing an IND for SLS-008, which is being developed for the potential treatment of an undisclosed indication, but may also be targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis;
  Forming strategic collaborations in the EU and Asian markets; and
  Acquiring synergistic assets in the central nervous system therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we had $38.7 million in cash and an accumulated deficit of $94.3 million. We have historically funded our operations through the issuance of convertible notes (the "Notes") (see Note 6 to our condensed consolidated financial statements), the sale of common stock (see Note 4 to our condensed consolidated financial statements) and the exercise of warrants (see Note 7 to our condensed consolidated financial statements).

On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us (see Note 4 to our condensed consolidated financial statements).

We expect to use the net proceeds from the above transaction primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates and funding capital expenditures, acquisitions and investments.

Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we are required to make a cash payment to Dr. Weg, if certain conditions are not met, of $0.2 million in January 2022. Pursuant to the amended and restated license agreement with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG ("Vyera"), we are required to make cash payments of $3.0 million in June 2021 and September 2021. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we require additional capital in the form of equity, debt or both. Without additional capital, our ability to continue to operate will be limited. These financial statements do not include any adjustments to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As of March 31, 2021, we had approximately $168.7 million available under our Form S-3 shelf registration statement.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2021 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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
  the trading price of our common stock;
  our ability to secure a development partner for our product candidate in the United States for the treatment of erectile dysfunction; and
  our ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes to such policies or estimates during the three months ended March 31, 2021.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended March 31, 2021 and 2020

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Operating expense
Research and development	$14,112	$3,693	$10,419	282%
General and administrative	2,500	1,816	684	38%
Total operating expense	$16,612	$5,509	$11,103	202%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses
Cash payments for licenses	$9,000	$-	$9,000	n/a
Non-cash payments for licenses	-	193	(193)	n/a
Clinical trial expenses	2,781	2,141	640	30%
Manufacturing expenses	1,022	449	573	128%
Employee compensation	690	402	288	72%
Contract consulting expenses	432	432	-	0%
Other research and development expenses	187	76	111	146%
Total research and development expenses	$14,112	$3,693	$10,419	282%

Research and development ("R&D") costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $10.4 million increase in R&D expense during the three months ended March 31, 2021, as compared to the same period in 2020, resulted primarily from an increase in cash payments for licenses for the amended and restated Vyera agreement of $9.0 million, clinical trial costs of approximately $640,000, manufacturing expenses of approximately $573,000 and employee compensation expenses of approximately $288,000. These increases were partially offset by decreases in non-cash license payments of approximately $193,000.

General and Administrative Expenses

General and administrative ("G&A") costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $684,000 during the three months ended March 31, 2021, as compared to the same period in 2020. This increase was primarily due to $326,000 for stock compensation expense and $407,000 for general insurance costs and investor relations expenses during the three months ended March 31, 2021. This increase was partially offset by decreases in costs including but not limited to, internal and external accounting costs, external legal and patent maintenance costs and rent costs of approximately $119,000 during the three months ended March 31, 2021.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Other income (expense)
Interest income	$19	$27	$(8)
Interest expense	(990)	(4)	(986)
Change in fair value of warrant liabilities	(1,533)	654	(2,187)
Total other income (expense)	$(2,504)	$677	$(3,181)

Interest Income

Interest income was $19,000 and $27,000 for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest income primarily related to the lower interest rates earned during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Interest Expense

Interest expense was $990,000 and $4,000 for the three months ended March 31, 2021 and 2020, respectively. This increase in interest expense was due to the issuance of the convertible notes in the fourth quarter of 2020.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $1.4 million at March 31, 2021. For the three months ended March 31, 2021, the change in fair value of warrant liabilities was $1.5 million, which expense was due to revaluation of the Series A Warrants during such period. For the three months ended March 31, 2020, the change in fair value of warrant liabilities was $654,000, which income was due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operations
Net cash used in operating activities	$(11,252)	$(6,423)
Net cash provided by financing activities	34,277	8,850
Net increase in cash	$23,025	$2,427

Operating Activities

Cash used in operating activities of $11.3 million during the three months ended March 31, 2021 was primarily due to a net loss of $19.1 million, which was partially offset by changes in operating assets and liabilities of $4.6 million.

Cash used in operating activities of $6.4 million during the three months ended March 31, 2020 was primarily due to the net loss of $4.8 million and changes in operating assets and liabilities of $1.4 million.

Financing Activities

Cash provided by financing activities of $34.3 million during the three months ended March 31, 2021 was due to proceeds from the issuance and sale of common stock, net of costs, of approximately $33.5 million and the proceeds from the exercise of warrants of approximately $5.9 million during the three months ended March 31, 2021. The cash provided was partially offset by the payment of $5.2 million of convertible debt principal.

Cash provided by financing activities of $8.9 million during the three months ended March 31, 2020 was primarily due to proceeds from the issuance of common stock pursuant to the underwritten public offerings completed in the first quarter of 2020, net of underwriting discounts and commissions and other offering expenses payable by us.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO"), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021:

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $94.3 million from our inception through March 31, 2021.

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

As of March 31, 2021, we had a cash balance of approximately $38.7 million. On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. We used $3.8 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of April 22, 2021, we have 13 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Although we are not currently experiencing any claims challenging the inventorship of our licensed patents or our licensed or owned intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our licensed patents or other licensed or owned intellectual property as an inventor or co- inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Risks Related to Owning Our Common Stock

*The market price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. For example, from January 4, 2021 to April 22, 2021, our closing stock price ranged from $1.35 to $5.85 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

As of April 22, 2021, Dr. Mehra, our sole executive officer and a director, owns approximately 4.1% of our outstanding common stock. Therefore, Dr. Mehra will have the ability to influence us through this ownership position.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of April 22, 2021, we have outstanding warrants to purchase an aggregate of approximately 3.6 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of April 22, 2021, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

4.12	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.13	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14

Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.15	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.16	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

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

10.1+

Amendment No. 4 to Asset Purchase Agreement, dated February 15, 2021, by and between Seelos Corporation and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021).

10.2	Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

(1) Furnished, not filed.

*    All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
+    Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: April 30, 2021	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)