Form 10-Q
period 2021-06-30
SEELOS THERAPEUTICS, INC.
filed 2021-08-06
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-22245

SEELOS THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0449967
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, 2nd Floor, New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(646) 293-2100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SEEL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2021, 102,315,208 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$87,200	$15,662
Prepaid expenses and other current assets	3,046	1,832
Total current assets	90,246	17,494
Operating lease right-of-use asset	63	-
Total assets	$90,309	$17,494

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,038	$1,887
Accrued expenses	2,569	1,924
Licenses payable	3,200	125
Convertible debt	4	2,431
Warrant liabilities, at fair value	733	1,062
Operating lease liability	51	-
Total current liabilities	7,595	7,429

Licenses payable, long-term	-	200
Operating lease liability, long-term	12	-
Note payable	-	147
Convertible debt, long-term	4	7,146
Total liabilities	7,611	14,922

Commitments and contingencies (note 10)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 240,000,000 and 120,000,000 shares authorized, 102,271,544 and 54,535,891 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	102	54
Additional paid-in-capital	185,732	77,680
Accumulated deficit	(103,136)	(75,162)
Total stockholders’ equity	82,698	2,572
Total liabilities and stockholders’ equity	$90,309	$17,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2021 and 2020

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expense
Research and development	$4,308	$1,444	$18,420	$5,137
General and administrative	2,465	1,876	4,965	3,692
Total operating expense	6,773	3,320	23,385	8,829
Loss from operations	(6,773)	(3,320)	(23,385)	(8,829)
Other income (expense)
Interest income	29	7	48	34
Interest expense	(583)	(3)	(1,573)	(7)
Net loss on extinguishment of debt	(2,387)	-	(2,387)	-
Gain on forgiveness of debt	149	-	149	-
Change in fair value of warrant liabilities	707	(413)	(826)	241
Total other income (expense)	(2,085)	(409)	(4,589)	268
Net loss and comprehensive loss	$(8,858)	$(3,729)	$(27,974)	$(8,561)

Net loss per share basic and diluted	$(0.10)	$(0.08)	$(0.36)	$(0.22)

Weighted-average common shares outstanding basic and diluted	87,995,447	44,157,059	78,576,716	39,136,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2021 and 2020

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2021	78,283,021	$78	$118,960	$(94,278)	$24,760
Stock-based compensation expense	-	-	1,037	-	1,037
Issuance of common stock, options exercised	13,806	-	-	-	-
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for settlement of debt	406,250	1	1,376	-	1,377
Issuance of common stock for conversion of debt	25,401	-	40	-	40

Warrants exercised for cash	1,285,000	1	1,384	-	1,385
Issuance of common stock, net of issuance costs	22,258,066	22	64,454	-	64,476
Net loss	-	-	-	(8,858)	(8,858)
Balance as of June 30, 2021	102,271,544	$102	$185,732	$(103,136)	$82,698

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2020	44,005,044	$44	$67,614	$(60,893)	$6,765
Stock-based compensation expense	-	-	341	-	341
Issuance of common stock for prepaid services	400,000	-	330	-	330
Net loss	-	-	-	(3,729)	(3,729)
Balance as of June 30, 2020	44,405,044	$44	$68,285	$(64,622)	$3,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2021 and 2020

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	-	-	1,742	-	1,742
Issuance of common stock, options exercised	43,805	-	65	-	65
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for settlement of debt	406,250	1	1,376	-	1,377
Issuance of common stock for conversion of debt	25,401	-	40	-	40
Issuance of common stock, ESPP	40,518	-	30	-	30
Warrants exercised for cash	7,431,125	7	8,401	-	8,408
Issuance of common stock, net of issuance costs	39,788,554	40	97,917	-	97,957
Net loss	-	-	-	(27,974)	(27,974)
Balance as of June 30, 2021	102,271,544	$102	$185,732	$(103,136)	$82,698

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	652	-	652
Issuance of common stock for prepaid services	400,000	-	330	-	330
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock, net of issuance costs	15,166,666	15	8,835	-	8,850
Net loss	-	-	-	(8,561)	(8,561)
Balance as of June 30, 2020	44,405,044	$44	$68,285	$(64,622)	$3,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(27,974)	$(8,561)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,742	652
Shares issued for services	-	124
Research and development expenses - license acquired	-	192
Change in fair value of warrant liability	826	(241)
Gain on forgiveness of note payable	(147)	-
Net loss on extinguishment of convertible debt	2,387	-
Amortization of debt discount	1,564	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,214)	(864)
Accounts payable	(849)	(166)
Accrued expenses	644	(690)
Licenses payable	2,875	(3,850)
Net cash used in operating activities	(20,146)	(13,404)
Cash flows provided by financing activities
Payment of convertible note	(13,620)	-
Proceeds from issuance of common stock, net of issuance costs	97,957	-
Proceeds from issuance of common stock and warrants, pursuant to Securities Purchase Agreement, net of issuance costs	-	8,850
Proceeds from exercise of warrants	7,252	-
Proceeds from exercise of options	65	-
Proceeds from sales of common stock under ESPP	30	-
Proceeds from note payable	-	147
Net cash provided by financing activities	91,684	8,997
Net increase (decrease) in cash	71,538	(4,407)
Cash, beginning of period	15,662	10,261
Cash, end of period	$87,200	$5,854

Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$8
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$1,155	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$75	$-
Issuance of common stock for convertible notes	$40	$-
Issuance of common stock for settlement of debt	$1,377	$-
Extinguishment of beneficial conversion feature	$1,519	$-
Issuance of common stock for license payable	$-	$2,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”). SLS-005 for the potential treatment of Sanfilippo syndrome currently requires additional natural history data, which is being explored. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006, SLS-007 for the potential treatment of Parkinson’s Disease (“PD”) and SLS-008, which is being developed for the potential treatment of an undisclosed indication, but may also be targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis.

2. Liquidity

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, the Company had $87.2 million in cash and an accumulated deficit of $103.1 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 6), the sale of common stock (see Note 4) and exercises of warrants (see Note 7).

On May 24, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 22,258,066 shares of its common stock, at a price to the public of $3.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,903,226 additional shares of common stock. The net proceeds to the Company from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company used $7.3 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

On January 28, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 17,530,488 shares of its common stock, at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to the Company from the offering were approximately $33.5 million, after deducting underwriting discounts, commissions and other offering costs. The Company used $3.8 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”). The Company may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2021, the Company had approximately $95.1 million available under its Form S-3 shelf registration statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

•	its ability to raise additional funds to finance its operations;
•	its ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;
•	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;
•	potential litigation expenses;
•	the emergence and effect of competing or complementary products or product candidates;
•	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;
•	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish;
•	the trading price of its common stock;
•	its ability to secure a development partner for its product candidate in the United States for the treatment of erectile dysfunction (the “CVR Product Candidate”) in order to overcome deficiencies raised in the 2018 complete response letter issued by the U.S. Food and Drug Administration (the “FDA”) related to the CVR Product Candidate; and
•	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

The Company may determine to raise additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company’s product candidates. As noted above, management believes that the Company’s existing cash and cash equivalents as of June 30, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. However, if the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on March 11, 2021. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the valuation of warrants, valuation of common stock and the valuation of stock options. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair Value Measurements

The Company follows the accounting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements
	as of June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$87,200	$-	$-	$87,200
Liabilities:
Warrant liabilities, at fair value	$-	$-	$733	$733

	Fair Value Measurements
	as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,662	$-	$-	$15,662
Liabilities:
Warrant liabilities, at fair value	$-	$-	$1,062	$1,062

There were no transfers between fair value measurement levels during the six months ended June 30, 2021.

The Company’s warrant liabilities were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2021:

Six Months Ended
June 30, 2021
Risk-free interest rate	0.37%
Volatility	119.55%
Dividend yield	-%
Expected term (in years)	2.57
Weighted-average fair value	$2.43

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2020	$1,062
Warrant liability reclassified to stockholders' equity	(1,155)
Change in fair value measurement of warrant liability	826
Balance as of June 30, 2021	$733

Stock-based Compensation

The Company expenses stock-based compensation to employees, non-employees and board members over the requisite service period for the entire award, except for performance condition awards where vesting is subject to the Company achieving certain performance criteria, based on the estimated grant-date fair value of the awards and forfeitures rates. Compensation costs for performance condition awards will be recognized when the achievement of the performance criteria is probable. The Company accounts for forfeitures as they occur. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. All stock-based compensation costs are recorded in general and administrative or research and development costs in the statements of operations based upon the underlying individual’s role at the Company.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) asset, operating lease liability, current and operating lease liability, long-term in the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability represents its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. This is the rate the Company would have to pay if it borrowed on a collateralized basis over a similar term to each lease. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Six Months
	Ended June 30,
	2021	2020
Outstanding stock options	7,199	4,925
Restricted stock units	2,400	67
Outstanding warrants	2,635	3,584
Convertible debt	17	-
	12,251	8,576

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company is evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

4. Common Stock Offerings

Securities Purchase Agreements

December 2020 Convertible Note and Private Placement

In December 2020, the Company sold 1,112,219 shares of common stock in conjunction with the issuance of convertible notes at a discount for aggregate net proceeds of $10.9 million (see Note 6).

2020 Registered Direct Offering and Concurrent Private Placement

On September 4, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “2020 Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $6.4 million, after deducting the placement agent’s fees and other offering expenses. The shares were offered by the Company pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company also issued to the investors warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the "September 2020 Warrants"). The September 2020 Warrants have an exercise price of $0.84 per share of common stock, became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

The combined purchase price for one share and one warrant to purchase 0.75 of a share of common stock in the offerings was $0.79. The closing of the offerings occurred on September 9, 2020.

Consulting Agreement

On May 11, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with an advisory firm, pursuant to which the advisory firm agreed to provide the Company with certain management consulting, business and advisory services. The Company agreed to issue the advisory firm 300,000 unregistered shares of the Company’s common stock, which shares were issued on May 11, 2020, plus $80,000 in cash.

On June 9, 2020, the Company and the advisory firm entered into an amendment to the Consulting Agreement (the “Amendment”). Pursuant to the Amendment, the advisory firm agreed to provide the Company with additional services and, in consideration, the Company agreed to issue the advisory firm an additional 200,000 unregistered shares of the Company’s common stock (the “Additional Shares”), plus $20,000 in cash. The Additional Shares were issued to the advisory firm on June 9, 2020 and were subject to certain vesting restrictions.

Through September 30, 2020, the Company has recognized approximately $431,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020. The Company also canceled 100,000 shares that did not vest due to the cancellation of the Consulting Agreement.

Public Offerings

On May 24, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 22,258,066 shares of its common stock, at a price to the public of $3.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,903,226 additional shares of common stock. The net proceeds to the Company from the offering were approximately $64.5 million, after deducting underwriting discounts, commissions and other offering expenses. The Company used $7.3 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

On January 28, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 17,530,488 shares of its common stock, at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to the Company from the offering were approximately $33.5 million, after deducting underwriting discounts, commissions and other offering expenses. The Company used $3.8 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

On March 16, 2020, the Company completed an underwritten public offering pursuant to which it sold 7,500,000 shares of its common stock at a price to the public of $0.60 per share. The net proceeds to the Company from this offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

On February 13, 2020, the Company completed an underwritten public offering, pursuant to which it sold 6,666,667 shares of its common stock at a price to the public of $0.75 per share. On February 19, 2020, the Company sold an additional 999,999 shares of its common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters’ option to cover over-allotments. The net proceeds to the Company from this offering were approximately $4.8 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Stock Purchase Agreement with Vyera

On January 2, 2020, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vyera, pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the “Shares”). The Company entered into the Stock Purchase Agreement in accordance with an asset purchase agreement with Vyera (the “Vyera Agreement”), as amended by the amendment entered into on October 15, 2019 (see Note 5). As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement.

Pre-Merger Financing

On January 24, 2019, Apricus Biosciences, Inc., a Nevada corporation (“Apricus”), completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation (“STI”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a subsidiary of Apricus merged with and into STI, with STI (renamed as “Seelos Corporation”) continuing as a wholly owned subsidiary of Apricus and the surviving corporation of the merger and (ii) Apricus was renamed as “Seelos Therapeutics, Inc.” (the “Merger”).

On January 24, 2019, STI and Apricus closed a private placement transaction with certain accredited investors (the “Investors”), whereby, among other things, STI issued to investors shares of STI’s common stock immediately prior to the Merger in a private placement transaction (the “Financing”), pursuant to a Securities Purchase Agreement, made and entered into as of October 16, 2018, by and among STI, Apricus and the investors, as amended (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STI’s common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company’s common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the “Series A Warrants”), most recently adjusted to a price per share of $0.2957 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the “Series B Warrants” together with the Series A Warrants, the “Investor Warrants”), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 7). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given that the liability exceeded the proceeds received, a loss of $5.0 million was recognized.

On March 7, 2019, the Company entered into Amendment Agreements (collectively, the “Amendment Agreements”) with each Investor amending: (i) the Purchase Agreement, (ii) the Series A Warrants, and (iii) the Series B Warrants. The Amendment Agreements, among other things, fixed the aggregate number of shares of common stock issued and issuable pursuant to the Series A Warrants at 3,629,023 (none of which were exercised as of March 7, 2019). The terms of the Investor Warrants continue to include certain provisions that could result in a future adjustment to the exercise price of the Investor Warrants and accordingly, they continue to be classified as a liability after the Amendment Agreements.

At June 30, 2021, 0.3 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

5. License Agreements

Acquisition of License from Ligand Pharmaceuticals Incorporated

On September 21, 2016, the Company entered into a License Agreement (the “License Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), Neurogen Corporation and CyDex Pharmaceuticals, Inc. (collectively, the “Licensors”), pursuant to which, among other things, the Licensors granted to the Company an exclusive, perpetual, irrevocable, worldwide, royalty-bearing, nontransferable right and license under (i) patents related to a product known as Aplindore, which is now known as SLS-006, acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), which is now known as SLS-012, an H3 receptor antagonist, which is now known as SLS-010, and either or both of the Licensors’ two proprietary CRTh2 antagonists, which are now known collectively as SLS-008 (collectively, the “Licensed Products”), and (ii) copyrights, trade secrets, moral rights and all other intellectual and proprietary rights related thereto. The Company is obligated to use commercially reasonable efforts to (a) develop the Licensed Products, (b) obtain regulatory approval for the Licensed Products in the European Union (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the European Union, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the European Union, Japan or the People’s Republic of China (each, a “Major Market”) or the United States, and (c) commercialize the Licensed Products in each country where regulatory approval is obtained. The Company has the exclusive right and sole responsibility and decision-making authority to research and develop any Licensed Products and to conduct all clinical trials and non-clinical studies the Company believes appropriate to obtain regulatory approvals for commercialization of the Licensed Products. The Company also has the exclusive right and sole responsibility and decision-making authority to commercialize any of the Licensed Products.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021.

Acquisition of Assets from Vyera

On March 6, 2018, the Company entered into the Vyera Agreement with Vyera, pursuant to which the Company acquired the assets (the “Vyera Assets”) and liabilities (the “Vyera Assumed Liabilities”), of Vyera related to TUR-002 (intranasal ketamine), which is now known as SLS-002. The Company is obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002.

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

Pursuant to the amendment to the Asset Purchase Agreement entered into by the Company and Vyera on October 15, 2019, the Company issued Vyera 1,809,845 registered shares of the Company’s common stock on January 2, 2020 and made cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, January 2020, April 2020 and July 2020, respectively.

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

The Company agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $10.0 million upon approval by the FDA of a new drug application (an “NDA”), with respect to SLS-002, (ii) $5.0 million upon approval by the European Medicines Agency (the “EMA”) of the foreign equivalent to an NDA with respect to SLS-002 in a Major Market, (iii) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (iv) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (v) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vi) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (vii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (vii) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. The Company will also pay to Vyera a royalty percentage in the mid-single digits on aggregate annual net sales of SLS-002.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, the Company entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the “Weg License Agreement”), pursuant to which the Company was granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, the Company paid an upfront license fee of $75,000 upon execution of the agreement. The Company agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. The Company paid the required $0.1 million on January 2, 2020 and $0.125 million on January 2, 2021. As further consideration, the Company agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of the Company’s common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission under an NDA or equivalent seeking regulatory approval in the United States, the United Kingdom, France, Germany, Italy, Spain, China or Japan, or seeking regulatory approval from the EMA in the EU, for such product (the “Milestone Product”), (iii) $3.0 million upon FDA approval of an NDA for the Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, and (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by the Company under milestones (i)-(v) will be $6.6 million. The Company will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021.

Acquisition of Assets from Bioblast Pharma Ltd. (“Bioblast”)

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the “Bioblast Asset Purchase Agreement”) with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, the Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the “Bioblast Asset Purchase”). The Company paid to Bioblast $1.5 million in February 2019 and an additional $2.0 million in February 2020. Accordingly, the Company recognized a $3.5 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, the Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company’s first Phase II(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo syndrome. TSF, upon approval by the FDA, planned to begin an open label, Phase II(b) clinical trial in up to 20 patients with Sanfilippo syndrome, which is now known under the study name SLS-005. The Company will provide the clinical supply of Trehalose. The terms of the Bioblast Asset Purchase Agreement entitle the Company access to all clinical data from this trial. On July 15, 2019, TSF and the Company amended the agreement whereby the Company agreed to assume responsibility for the Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021.

Acquisition of License from The Regents of the University of California

On March 7, 2019, the Company entered into an exclusive license agreement (the “UC Regents License Agreement”) with The Regents of the University of California (“The UC Regents”) pursuant to which the Company was granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (α-synuclein). The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, the Company paid to The UC Regents $0.1 million and recognized a $0.1 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the UC Regents License Agreement, the Company agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the completion of dosing of the first patient in a Phase I clinical trial, the Company will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., the Company will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, the Company will pay $1.0 million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, the Company will pay $2.5 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce the Company’s license to a nonexclusive license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021.

Acquisition of License from Duke University

On June 27, 2019, the Company entered into an exclusive license agreement (the “Duke License Agreement”) with Duke University pursuant to which the Company was granted an exclusive license to a gene therapy program targeting the regulation of the synuclein alpha (“SNCA”) gene, which encodes alpha-synuclein expression. The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, the Company paid to Duke University $0.1 million and recognized $0.1 million charge to research and development expense during the three months ended June 30, 2019. The Company agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, the Company will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, the Company will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $1.0 million; and (v) within 30 days following an NDA approval, the Company will pay $2.0 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at June 30, 2021.

6. Debt

December 2020 Convertible Note and Private Placement

On December 11, 2020, the Company entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management II, LLC (“Lind”) pursuant to which, among other things, on December 11, 2020, the Company issued and sold to the Investor, in a private placement transaction, in exchange for the payment by Lind of $10,000,000, (1) a convertible promissory note (the “Note”) in an aggregate principal amount of $12,000,000 (the “Principal Amount”), which will bear no interest and mature on December 11, 2022 (the “Maturity Date”), and (2) 975,000 shares of the Company’s common stock. At any time following June 11, 2021, and from time to time before the Maturity Date, the Investor had the option to convert any portion of the then-outstanding Principal Amount of the Note into shares of common stock at a price per share of $1.60, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Prior to June 11, 2021, the Company had the right to prepay up to sixty-six and two-thirds percent (66 2/3%) of the then-outstanding Principal Amount of the Note with no penalty. Subject to certain exceptions, the Company was required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the Note, unless waived by the Investor in advance. The Note began amortizing in June 2021 and was to amortize in eighteen monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments were to be payable solely in cash, plus a 2% premium. On June 14, 2021, the Company and Lind entered into an Acknowledgment and Termination Agreement, pursuant to which the Company agreed to issue to Lind an aggregate of 406,250 additional shares of its common stock (the “Lind Shares”) and pay Lind the remaining principal amount of $790,804 (the “Final Payment”) in full satisfaction the Company’s remaining obligations to Lind under the Note. The Company issued the Lind Shares and made the Final Payment to Lind, and the Lind Securities Purchase Agreement and the Note terminated, effective June 15, 2021. The Company recorded a loss on extinguishment of debt of $1.4 million for the issuance of the 406,250 shares during the three and six months ended June 30, 2021.

On December 17, 2020, the Company entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the Lind Securities Purchase Agreement (the “December 17 SPAs”), pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023, (1) convertible promissory notes (the “December 17 Notes”) in an aggregate principal amount of $1,365,628, which will bear no interest and mature on December 17, 2022, and (2) an aggregate of 110,956 shares of its common stock. On December 18, 2020, the Company entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the Lind Securities Purchase Agreement (the “December 18 SPA” and, together with the December 17 SPAs, the "Subsequent Securities Purchase Agreements"), pursuant to which the Company sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,373, (1) a convertible promissory note in an aggregate principal amount of $323,247, which will bear no interest and mature on December 18, 2022 (the “December 18 Note” and, together with the December 17 Notes, the “Subsequent Notes”), and (2) 26,263 shares of the Company’s common stock. The Subsequent Securities Purchase Agreements have substantially the same terms as the Lind Securities Purchase Agreement, and the Subsequent Notes have substantially the same terms as the Note.

The Company received aggregate net proceeds of $10.9 million from the convertible note offerings, net of $0.5 million of issuance costs. The total gross proceeds were allocated to the convertible notes and common stock issued under the agreements based on their relative fair values. The Company recognized a beneficial conversion feature discount on the convertible notes of approximately $0.1 million. Due to the principal payments made during the year, the Company remeasured the beneficial conversion feature discount at each payment date and recorded a loss on extinguishment of debt of approximately $1.0 million during the three and six months ended June 30, 2021 as well as a reduction in additional paid-in capital of $1.5 million as of June 30, 2021.

During the six months ended June 30, 2021, the Company paid approximately $13.7 million in principal payments on the outstanding convertible notes and approximately $27,000 of the convertible notes remain outstanding as of June 30, 2021.

The components of our convertible notes are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Convertible notes due 2022	$13,689	$13,689
Unamortized debt discount / debt issuance costs	(20)	(4,112)
Less principal payments	(13,661)	-
Less current portion of long-term debt	(4)	(2,431)
Convertible debt, long-term, net of discount and issuance costs	$4	$7,146

The discounts on the convertible notes are being amortized to interest expense, using the effective interest method over the term of the convertible notes. Interest expense recognized related to the discount was approximately $575,000 and $1.6 million for the three and six months ended June 30, 2021, respectively.

PPP Loan

On May 4, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $147,000 (the “PPP Loan”). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company. The Company applied for and received full forgiveness of the PPP Loan with respect to these covered expenses and recorded a gain on forgiveness of debt during the three and six months ended June 30, 2021.

7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of June 30, 2021 or December 31, 2020.

Common Stock

The Company has authorized 240,000,000 and 120,000,000 shares of common stock as of June 30, 2021 and December 31, 2020. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

The September 2020 Warrants were initially exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the six months ended June 30, 2021, September 2020 Warrants were exercised for 5.6 million shares of common stock for approximately $4.7 million. As of June 30, 2021, September 2020 Warrants exercisable for 960,000 shares of common stock remain outstanding at an exercise price of $0.84 per share.

August 2019 Warrants

On August 23, 2019, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering and issued warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the “August 2019 Warrants”). The August 2019 Warrants were initially exercisable for 2,237,500 shares of common stock at an exercise price per share equal to $1.78. The August 2019 Warrants became exercisable beginning on February 27, 2020 and will expire on August 28, 2023.

During the six months ended June 30, 2021, August 2019 Warrants for 1.3 million shares of common stock were exercised for approximately $2.4 million. As of June 30, 2021, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the six months ended June 30, 2021 and 2020, Series A Warrants for 0.5 million and 0 shares of common stock, respectively, were exercised for approximately $0.1 million and $0, respectively. As of June 30, 2021, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the six months ended June 30, 2021 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2020	10,066	$1.84	4.4
Issued	-	$-
Exercised	(7,431)	$0.98
Cancelled	-	$-
Outstanding as of June 30, 2021	2,635	$4.29	3.2
Exercisable as of June 30, 2021	2,635	$4.29	3.2

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of June 30, 2021, an aggregate of 10,878,019 shares of common stock were authorized under the 2012 Plan, of which 1.6 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

During the six months ended June 30, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock. Vesting of this award is subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of June 30, 2021, none of the performance conditions had been satisfied. The Company does not believe that the achievement of the performance criteria is probable at this time and therefore has not recognized any compensation expense during the six months ended June 30, 2021. Compensation expense will be recognized only once the performance condition is probable of being achieved and only for the cumulative amount related to the service condition that has been fulfilled.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. During the six months ended June 30, 2021, the Company sold 40,518 shares of common stock under the ESPP.

On July 28, 2019, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the “2019 Inducement Plan”), which became effective on August 12, 2019. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 1,000,000 shares of the Company’s common stock. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the six months ended June 30, 2021, the Company granted 304,621 incentive stock options and 1,755,379 non-qualified stock options to employees with a weighted average exercise price per share of $4.20 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the six months ended June 30, 2021, the Company also granted 64,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.35 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. These stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the six months ended June 30, 2021, 43,805 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the six months ended June 30, 2021:

Six Months Ended
June 30, 2021
Risk-free interest rate	0.5% - 1.2%
Volatility	120%-125%
Dividend yield	-%
Expected term (years)	5 - 6
Weighted-average fair value	$3.62

A summary of stock option activity during the six months ended June 30, 2021 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2020	5,120	$1.97
Granted	2,124	4.11
Exercised	(45)	1.65
Cancelled	-	-
Outstanding as of June 30, 2021	7,199	$2.61	9.0	$7,263
Vested and expected to vest as of June 30, 2021	7,199	$2.61	9.0	$7,263
Exercisable as of June 30, 2021	1,599	$3.70	8.6	$2,037

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$222	$62	$358	$130
General and administrative	815	279	1,384	522
	$1,037	$341	$1,742	$652

9. Leases

In March 2019, the Company entered into a nine-month office space rental agreement for two office spaces for its headquarters at 300 Park Avenue, New York, NY, which was subsequently extended for an additional twelve-month term. The rental agreement provided for a base rent of approximately $9,000 per month. In November 2020, the Company returned one of the office spaces and further extended this rental agreement for one of the office spaces for an additional twelve-months for a base rent of approximately $3,800 per month. In March 2021, the Company was notified that the counterparty’s right to occupy the space at 300 Park Avenue, New York, NY was terminating, and the Company was required to vacate by March 26, 2021. The Company vacated the premises and has advised the counterparty that it is in breach of this rental agreement and therefore, the Company has no further obligations thereunder.

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, expiring July 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement includes one or more renewal options. The lease agreement does not impose a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At June 30, 2021, the Company has right-of-use assets of $63,000 and a total lease liability for operating leases of $63,000, of which $12,000 is included in long-term lease liabilities and $51,000 is included in current lease liabilities.

At June 30, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2021	$27
Year Ended December 31, 2022	40
Total	67
Less present value discount	(4)
Operating lease liabilities	$63

In March 2021, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $74,000 based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $74,000. As the Company’s lease does not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $13,000 for each of the three and six months ended June 30, 2021. Amortization expense was $1,000 for each of the three and six months ended June 30, 2021.

The tables below present information regarding the Company's lease assets and liabilities (in thousands, except years and percentages):

June 30, 2021
Assets:
Operating lease right-of-use-assets	$63

Liabilities:
Current
Operating	51
Long-term
Operating	12
Operating lease liabilities	$63

June 30, 2021
Weighted-average remaining lease term – operating leases (in years)	1.3
Weighted-average discount rate – operating leases	8.0%

For the three and six months ended June 30, 2021, rent expense totaled approximately $8,000 and $25,000, respectively. For the three and six months ended June 30, 2020, rent expense totaled approximately $30,000 and $74,000, respectively.

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

As of June 30, 2021, there was no material litigation against the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2021. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements include statements regarding the intent, belief or current expectations of Seelos Therapeutics, Inc. and its subsidiaries (“we,” “us,” “our,” the “Company” or “Seelos”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Part II, Item 1A of this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the SEC.

We have common law trademark rights in the unregistered marks “Seelos Therapeutics, Inc.,” “Seelos,” and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring International Center S.A. (“Ferring”) in certain countries outside of the United States. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Overview

We are a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System ("CNS") disorders and other rare disorders.

Recent Developments

Coronavirus (COVID-19)

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our ongoing clinical trial for SLS-002 in acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data. Also, we did not experience any significant delays with opening our clinical sites for SLS-002 during the first half of 2021 and have not experienced any such delays during the third quarter of 2021 to date. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the third quarter of 2021, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. However, if the pandemic continues at its current rate into the fourth quarter of 2021, it could have a material adverse impact on our business. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Business Update

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002	Acute Suicidal Ideation and Behavior (ASIB) in	Phase II	Completed open-label patient enrollment and announced the initial
Intranasal Racemic Ketamine	Major Depressive Disorder (MDD)		topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005	Amyotrophic Lateral Sclerosis (ALS)	Phase IIb/III	Startup activities initiated
IV Trehalose
	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006 Partial Dopamine Agonist	Parkinson's Disease (PD)	Phase II/III	Evaluating studies to advance into late stage trials

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
Peptide Inhibitor

Lead Programs

Our lead programs are currently SLS-002 for the treatment of ASIB in patients with MDD, and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”). SLS-005 for the potential treatment of Sanfilippo syndrome currently requires additional natural history data, which is being explored.

SLS-002 is intranasal racemic ketamine with two investigational new drug applications (“INDs”). The lead program is focused on the treatment of ASIB in MDD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 addresses an unmet need for an efficacious drug to treat suicidality in the United States. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. We believe there is a large opportunity in the United States and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were approximately 1,000,000 visits to emergency rooms for suicide attempts in 2013 in the United States alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for refractory depression and suicidality.

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. The study demonstrated that 90mg of SLS-002, when administered as a monotherapy and in combination with an oral antidepressant, was generally safe and well-tolerated. Further, in March 2020, we completed a Type C meeting with the FDA and received guidance to conduct a Phase II proof of concept (“PoC”) study of SLS-002 for ASIB in patients with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA's expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in patients with MDD. We initiated this PoC study in two parts: Part 1 is an open-label study of 16 patients, and will be followed by Part 2, which is a double blind, placebo-controlled study of approximately 120 patients. On January 15, 2021, we announced dosing of the first patients in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of patients in Part 1 of the PoC study. We announced the initial topline data from Part 1 of the PoC study on May 17, 2021. On July 7, 2021, we announced dosing of the first patients in Part 2 of the registration directed study.

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain-barrier and activates autophagy and lysosomal biogenesis. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

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

We own two United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, both of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation, a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On April 22, 2020, we received a Notice of Allowance from the United States Patent and Trademark Office for our U.S. patent number 10,751,353 (application number 16/263,707) titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" for trehalose (SLS-005). The allowed claims cover the composition of matter and method of use for trehalose (SLS-005) for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. At present, we are initiating the startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. Our pivotal Phase IIb/III study for SLS-005 in ALS is expected to commence in the second half of 2021.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson's Disease ("PD"), SLS-008, targeted at chronic inflammation in asthma, atopic dermatitis and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in patients with MDD. The startup activities are underway, and we have completed enrollment of patients in and released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 7, 2021.

SLS-005 is undergoing startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. We are continuing to explore trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha ("SNCA") gene responsible for expressing alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells of a PD patient, modified the expression on alpha-synuclein ("α-synuclein") and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/Cas9-unit to achieve constitutive activation and inducible suppression of PD-related pathologies. We announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression on July 7, 2021 under this study.

SLS-006 is a true partial dopamine agonist, originally developed by Wyeth Pharmaceuticals, Inc., with previous clinical studies on 340 subjects in various Phase I and Phase II studies. It is a potent D2/D3 agonist/antagonist that has shown promising efficacy with statistical significance in Phase II studies in early-stage PD patients and an attractive safety profile. Moreover, it has also shown synergistic effect with reduced doses of L-DOPA. We are evaluating studies to advance the product candidate into late-stage trials.

SLS-007 is a rationally designed peptide-based approach, targeting the nonamyloid component core ("NACore") of α-synuclein to inhibit the protein from aggregation. Recent in vitro and cell culture research has shown that SLS-007 has the ability to stop the propagation and seeding of α- synuclein aggregates. We will evaluate the potential for in vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti- α -synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral ("AAV") vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the preformed α-synuclein fibril rodent model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. This preclinical study is designed to establish the in vivo pharmacokinetic and pharmacodynamic profiles and target engagement parameters of SLS-007.

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

•	Advancing SLS-002 in ASIB in MDD and post-traumatic stress disorder;
•	Advancing SLS-004 in PD;
•	Advancing SLS-005 in ALS and Sanfilippo syndrome;
•	Advancing SLS-007 in PD as a monotherapy; and
•	Acquiring synergistic assets in the central nervous system therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Recent Developments

SLS-002

On May 17, 2021, we announced positive topline data from Part 1, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale ("MADRS"), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2021, we had $87.2 million in cash and an accumulated deficit of $103.1 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 6 to our condensed consolidated financial statements), the sale of common stock (see Note 4 to our condensed consolidated financial statements) and the exercise of warrants (see Note 7 to our condensed consolidated financial statements).

On May 24, 2021, we completed an underwritten public offering pursuant to which we sold 22,258,066 shares of our common stock at a price to the public of $3.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,903,226 additional shares of common stock. The net proceeds to us from the offering were $64.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us (see Note 4 to our condensed consolidated financial statements).

On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were $33.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us (see Note 4 to our condensed consolidated financial statements).

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates and funding capital expenditures, acquisitions and investments.

Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we are required to make a cash payment to Dr. Weg, if certain conditions under the agreement are not met, of $0.2 million in January 2022. Pursuant to an amendment, dated February 15, 2021, to an asset purchase agreement we previously entered into with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG (“Vyera”), we are required to make a cash payment of $3.0 million in September 2021. As of the date of this Quarterly Report on Form 10-Q and based upon our current operating plan, we believe that we have sufficient capital to fund our operating and capital requirements for at least the next 12 months.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As of June 30, 2021, we had approximately $95.1 million available under our Form S-3 shelf registration statement.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2021 are sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our ability to raise additional funds to finance our operations;
•	our ability to maintain compliance with the listing requirements of The Nasdaq Capital Market;
•	the outcome, costs and timing of any clinical trial results for our current or future product candidates;
•	potential litigation expenses;
•	the emergence and effect of competing or complementary products or product candidates;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;
•	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
•	the trading price of our common stock;
•	our ability to secure a development partner for our product candidate in the United States for the treatment of erectile dysfunction; and
•	our ability to increase the number of authorized shares outstanding to facilitate future financing events.

We may determine to raise additional funds through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. As noted above, management believes that our existing cash and cash equivalents as of June 30, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. However, if we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes to such policies or estimates during the six months ended June 30, 2021.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2021 and 2020

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Operating expense
Research and development	$4,308	$1,444	$2,864	198%
General and administrative	2,465	1,876	589	31%
Total operating expense	$6,773	$3,320	$3,453	104%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses
Clinical trial expenses	1,792	148	1,644	1111%
Manufacturing expenses	1,027	237	790	333%
Employee compensation	956	402	554	138%
Contract consulting expenses	310	591	(281)	-48%
Other research and development expenses	223	66	157	238%
Total research and development expenses	$4,308	$1,444	$2,864	198%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $2.9 million increase in R&D expense during the three months ended June 30, 2021, as compared to the same period in 2020, resulted primarily from an increase in clinical trial costs of approximately $1.6 million, manufacturing expenses of approximately $790,000 and employee compensation expenses of approximately $554,000. These increases were partially offset by decreases in contract consulting expenses of approximately $281,000.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $589,000 during the three months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily due to $536,000 for stock compensation expense, $227,000 for general human resource costs related to our increased staffing during the three months ended June 30, 2021 and $55,000 for general insurance expenses during the three months ended June 30, 2021. These increases were partially offset by decreases in costs including but not limited to, internal and external accounting and consulting costs, external legal costs and rent costs of approximately $250,000 during the three months ended June 30, 2021.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change
Other income (expense)
Interest income	$29	$7	$22
Interest expense	(583)	(3)	(580)
Net loss on extinguishment of debt	(2,387)	-	(2,387)
Gain on forgiveness of debt	149	-	149
Change in fair value of warrant liabilities	707	(413)	1,120
Total other income (expense)	$(2,085)	$(409)	$(1,676)

Interest Income

Interest income was $29,000 and $7,000 for the three months ended June 30, 2021 and 2020, respectively. The increase in interest income primarily related to the higher average cash balances during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Interest Expense

Interest expense was $583,000 and $3,000 for the three months ended June 30, 2021 and 2020, respectively. This increase in interest expense was due to the issuance of the convertible notes in the fourth quarter of 2020.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $2.4 million and $0 for the three months ended June 30, 2021 and 2020, respectively. This loss was primarily due to the termination agreement with Lind whereby we issued Lind 406,250 shares with a fair value of $1.4 million, as well as losses on extinguishments recognized on our other principal payments on our convertible notes during the period.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $149,000 and $0 for the three months ended June 30, 2021 and 2020, respectively. This gain was due to the forgiveness of our outstanding PPP loan, which we received in June 2021.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $733,000 at June 30, 2021. For the three months ended June 30, 2021, the change in fair value of warrant liabilities was $707,000, which income was due to revaluation of the Series A Warrants during such period. For the three months ended June 30, 2020, the change in fair value of warrant liabilities was $413,000, which expense was due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Comparison of the Six Months Ended June 30, 2021 and 2020

			Six Months Ended June 30,
	Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Operating expense
Research and development	$18,420	$5,137	$13,283	259%
General and administrative	4,965	3,692	1,273	34%
Total operating expense	$23,385	$8,829	$14,556	165%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses
License payments	$9,000	$193	$8,807	n/a
Clinical trial expenses	4,573	2,289	2,284	100%
Manufacturing expenses	2,049	686	1,363	199%
Employee compensation	1,646	804	842	105%
Contract consulting expenses	742	1,023	(281)	-27%
Other research and development expenses	410	142	268	189%
Total research and development expenses	$18,420	$5,137	$13,283	259%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $13.3 million increase in R&D expense during the six months ended June 30, 2021, as compared to the same period in 2020, resulted primarily from an increase in license payments of approximately $8.8 million, manufacturing expenses of approximately $1.4 million, clinical trial costs of approximately $2.3 million and employee compensation expenses of approximately $842,000. These increases were partially offset by decreases in contract consulting expenses of approximately $281,000.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $1.3 million during the six months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily due to $861,000 for stock compensation expense and $665,000 for human resource costs related to our increased staffing and investor relations expenses during the six months ended June 30, 2021. This increase was partially offset by decreases in costs including but not limited to, internal and external accounting costs, external legal and patent maintenance costs and rent costs of approximately $331,000 during the six months ended June 30, 2021.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Other income (expense)
Interest income	$48	$34	$14
Interest expense	(1,573)	(7)	(1,566)
Net loss on extinguishment of debt	(2,387)	-	(2,387)
Gain on forgiveness of debt	149	-	149
Change in fair value of warrant liabilities	(826)	241	(1,067)
Total other income (expense)	$(4,589)	$268	$(4,857)

Interest Income

Interest income was $48,000 and $34,000 for the six months ended June 30, 2021 and 2020, respectively. The increase in interest income primarily related to the higher average cash balances during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Interest Expense

Interest expense was $1.6 million and $7,000 for six months ended June 30, 2021 and 2020, respectively. This increase in interest expense was due to the issuance of the convertible notes in the fourth quarter of 2020.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $2.4 million and $0 for the six months ended June 30, 2021 and 2020, respectively. This loss was primarily due to the termination agreement with Lind whereby we issued Lind 406,250 shares with a fair value of $1.4 million, as well as losses on extinguishments recognized on our other principal payments on our convertible notes during the period.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $149,000 and $0 for the six months ended June 30, 2021 and 2020, respectively. This gain was due to the forgiveness of our outstanding PPP loan, which we received in June 2021.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $733,000 at June 30, 2021. For the six months ended June 30, 2021, the change in fair value of warrant liabilities was $826,000, which expense was due to revaluation of the Series A Warrants during such period. For the six months ended June 30, 2020, the change in fair value of warrant liabilities was $241,000, which income was due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash (used in) provided by operations
Net cash used in operating activities	$(20,146)	$(13,404)
Net cash provided by financing activities	91,684	8,997
Net increase (decrease) in cash	$71,538	$(4,407)

Operating Activities

Cash used in operating activities of $20.1 million during the six months ended June 30, 2021 was primarily due to a net loss of $28.0 million, which was partially offset by changes in operating assets and liabilities of $1.5 million.

Cash used in operating activities of $13.4 million during the six months ended June 30, 2020 was primarily due to the net loss of $8.5 million and changes in operating assets and liabilities of $5.6 million.

Financing Activities

Cash provided by financing activities of $91.7 million during the six months ended June 30, 2021 was due to proceeds from the issuance and sale of common stock, net of costs, of approximately $98.0 million and the proceeds from the exercise of warrants of approximately $8.4 million during the six months ended June 30, 2021. The cash provided was partially offset by the payments of $13.7 million of convertible debt principal.

Cash provided by financing activities of $9.0 million during the six months ended June 30, 2020 was primarily due to proceeds from the issuance of common stock pursuant to the underwritten public offerings completed in the first quarter of 2020, net of underwriting discounts and commissions and other offering expenses payable by us.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), who serves as the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. Based on this evaluation, our CEO concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
  Given our lack of current cash flow, we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.
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
  Our product candidates are subject to extensive regulation under the FDA, the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $103.1 million from our inception through June 30, 2021.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek partnering and/or regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the "FDA"),EMA or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

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

*Given our lack of current cash flow, we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

As of June 30, 2021, we had a cash balance of approximately $87.2 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

In addition, we currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants, and, as of the date hereof, a total of $95.1 million of securities remains available for issuance pursuant to the shelf registration statement.

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

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early- to late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late-stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives. In addition, nonclinical studies may be requested or required even after clinical trials have been commenced or completed.

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

We intend to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices ("cGMP"), good clinical practices ("GCP") and good laboratory practices ("GLP"), which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

For our lead product candidate (SLS-002) we are pursuing development in order to seek potential FDA approval under an abbreviated regulatory pathway called a 505(b)(2) NDA, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We may also pursue this pathway for other of our product candidates. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely, in part, on data in the public domain or the FDA's prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval.

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

If any of our product candidates receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, our manufacturer and the manufacturer's facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA, EMA or comparable foreign authorities' requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of July 29, 2021, we have 14 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

If disputes over intellectual property and other rights that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. If we fail to comply with any such obligations to our licensor, such licensor may terminate its licenses to us, in which case we would not be able to market products covered by these licenses. The loss of our licenses would have a material adverse effect on our business.

We are required to make certain cash payments and may be required to pay milestones and royalties pursuant to certain commercial agreements, which could adversely affect the overall profitability for us of any products that we may seek to commercialize.

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $135 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera"), we may be obligated to pay an aggregate of approximately $92.5 million in development, regulatory and sales milestones and we will be required to pay royalties to Vyera on any net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on any net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make a $0.2 million cash payment to Dr. Weg in January 2022 if certain conditions under the agreement are not met.

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

Although we believe we will be able to obtain, through prosecution of patent applications covering our owned technology and technology licensed from others, adequate patent protection for our proprietary drug technology, including those related to our in-licensed intellectual property, if we are compelled to spend significant time and money protecting or enforcing our licensed patents and future patents we may own, designing around patents held by others or licensing or acquiring, potentially for large fees, patents or other proprietary rights held by others, our business, financial condition and results of operations may be materially and adversely affected. If we are unable to effectively protect the intellectual property that we own or in-license, other companies may be able to offer the same or similar products for sale, which could materially adversely affect our business, financial condition and results of operations. The patents of others from whom we may license technology, and any future patents we may own, may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing the same or similar products or limit the length of term of patent protection that we may have for our products.

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

Although we are not currently experiencing any claims challenging the inventorship of our licensed patents or our licensed or owned intellectual property, we may in the future be subject to claims that former employees, collaborators or other third parties have an interest in our licensed patents or other licensed or owned intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arising from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, from January 4, 2021 to July 29, 2021, our closing stock price ranged from $1.35 to $6.32 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

We will incur significant costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of July 29, 2021, we have outstanding warrants to purchase an aggregate of approximately 2.6 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of June 30, 2021, 10,387,378 shares of our common stock were reserved for issuance under our equity incentive plans, of which 7,198,170 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.61 per share, 1,522,011 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 707,715 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 959,482 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. In addition, 2,400,000 shares of our common stock are issuable upon the vesting of a performance restricted stock unit award granted to Dr. Mehra that will vest upon our company achieving certain performance criteria established at the grant date and Dr. Mehra’s continued employment with us. Our stockholder will incur dilution to the extent that this restricted stock unit award vests.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of July 29, 2021, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate we will declare or pay any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBITS NO.	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

2.2	Amendment No. 1 Agreement and Plan of Merger, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3	Amendment No. 2 Agreement and Plan of Merger, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4	Amendment No. 3 Agreement and Plan of Merger, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5*	Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A12GK filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May16, 2013).

3.10	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).

3.11	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13	Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14	Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15	Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020).

3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

4.4	Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5	Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.6	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.9 of Amendment No. 1 to Company's Registration Statement on Form S-1 (File No. 333-217036) filed with the Securities and Exchange Commission on April 17, 2017).

4.9	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

4.10	Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.11	Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.12	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.13	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14	Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.15	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.16	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.17	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.18	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.19	Registration Rights Agreement, dated October 16, 2018, by and among the Company and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.20	Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.21	Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.22	Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.23	Form of Convertible Promissory Note due December 11, 2022 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020).

10.1+	Amendment No. 4 to Asset Purchase Agreement, dated February 15, 2021, by and between Seelos Corporation and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021).

10.2	Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

+ Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: August 6, 2021	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, Chairman of the Board and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

