Form 10-Q
period 2021-09-30
SEELOS THERAPEUTICS, INC.
filed 2021-11-05
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, 102,390,032 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash	$76,833	$15,662
Prepaid expenses and other current assets	4,062	1,832
Total current assets	80,895	17,494
Operating lease right-of-use asset	51	-
Total assets	$80,946	$17,494

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,401	$1,887
Accrued expenses	3,725	1,924
Licenses payable	200	125
Convertible debt	-	2,431
Warrant liabilities, at fair value	657	1,062
Operating lease liability	51	-
Total current liabilities	8,034	7,429

Licenses payable, long-term	-	200

Note payable	-	147
Convertible debt, long-term	-	7,146
Total liabilities	8,034	14,922

Commitments and contingencies (note 10)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 240,000,000 and 120,000,000 shares authorized, 102,354,699 and 54,535,891 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	102	54
Additional paid-in-capital	186,761	77,680
Accumulated deficit	(113,951)	(75,162)
Total stockholders’ equity	72,912	2,572
Total liabilities and stockholders’ equity	$80,946	$17,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2021 and 2020

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expense
Research and development	$8,683	$2,015	$27,103	$7,152
General and administrative	2,227	2,070	7,192	5,762
Total operating expense	10,910	4,085	34,295	12,914
Loss from operations	(10,910)	(4,085)	(34,295)	(12,914)

Other income (expense)
Interest income	39	4	87	38
Interest expense	(20)	(6)	(1,593)	(13)
Net loss on extinguishment of debt	-	-	(2,387)	-
Gain on forgiveness of debt	-	-	149	-
Change in fair value of warrant liabilities	76	(3)	(750)	238
Total other income (expense)	95	(5)	(4,494)	263
Net loss and comprehensive loss	$(10,815)	$(4,090)	$(38,789)	$(12,651)

Net loss per share basic and diluted	$(0.11)	$(0.09)	$(0.45)	$(0.30)

Weighted-average common shares outstanding basic and diluted	102,325,238	46,989,700	86,579,881	41,781,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2021 and 2020

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2021	102,271,544	$102	$185,732	$(103,136)	$82,698
Stock-based compensation expense	-	-	857	-	857

Issuance of common stock, ESPP	39,491	-	74	-	74
Issuance of common stock for conversion of debt	43,664	-	98	-	98

Net loss	-	-	-	(10,815)	(10,815)
Balance as of September 30, 2021	102,354,699	$102	$186,761	$(113,951)	$72,912

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2020	44,405,044	$44	$68,285	$(64,622)	$3,707
Stock-based compensation expense	-	-	695	-	695
Issuance of common stock and warrants, pursuant to Securities Purchase Agreement, net of issuance costs	8,865,000	9	6,371	-	6,380

Net loss	-	-	-	(4,090)	(4,090)
Balance as of September 30, 2020	53,270,044	$53	$75,351	$(68,712)	$6,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021 and 2020

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	-	-	2,599	-	2,599
Issuance of common stock, options exercised	43,805	-	65	-	65
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for settlement of debt	406,250	1	1,376	-	1,377
Issuance of common stock for conversion of debt	69,065	-	138	-	138
Issuance of common stock, ESPP	80,009	-	104	-	104
Warrants exercised for cash	7,431,125	7	8,401	-	8,408
Issuance of common stock, net of issuance costs	39,788,554	40	97,917	-	97,957
Net loss	-	-	-	(38,789)	(38,789)
Balance as of September 30, 2021	102,354,699	$102	$186,761	$(113,951)	$72,912

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	1,347	-	1,347
Issuance of common stock for prepaid services	400,000	-	330	-	330
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock, net of issuance costs	15,166,666	15	8,835	-	8,850
Issuance of common stock and warrants, pursuant to Securities Purchase Agreement, net of issuance costs	8,865,000	9	6,371	-	6,380
Net loss	-	-	-	(12,651)	(12,651)
Balance as of September 30, 2020	53,270,044	$53	$75,351	$(68,712)	$6,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(38,789)	$(12,651)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,599	1,347
Shares issued for services	-	124
Research and development expenses - license acquired	-	192
Change in fair value of warrant liability	750	(238)
Gain on forgiveness of note payable	(147)	-
Net loss on extinguishment of convertible debt	2,387	-
Amortization of debt discount	1,582	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,230)	(782)
Accounts payable	1,514	(441)
Accrued expenses	1,803	(285)
Licenses payable	(125)	(4,850)
Net cash used in operating activities	(30,656)	(17,584)
Cash flows provided by financing activities
Payment of convertible note	(13,551)	-
Proceeds from issuance of common stock, net of issuance costs	97,957	8,850
Proceeds from issuance of common stock and warrants, pursuant to Securities Purchase Agreement, net of issuance costs	-	6,380
Proceeds from exercise of warrants	7,252	-
Proceeds from exercise of options	65	-
Proceeds from sales of common stock under ESPP	104	-
Proceeds from note payable	-	147
Net cash provided by financing activities	91,827	15,377
Net increase (decrease) in cash	61,171	(2,207)
Cash, beginning of period	15,662	10,261
Cash, end of period	$76,833	$8,054

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$10
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$1,155	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$75	$-
Issuance of common stock for convertible notes	$69	$-
Issuance of common stock for settlement of debt	$1,377	$-
Extinguishment of beneficial conversion feature	$1,519	$-
Issuance of common stock for license payable	$-	$2,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. and its subsidiaries (the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”). SLS-005 for the potential treatment of Sanfilippo syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006, SLS-007 for the potential treatment of Parkinson’s Disease (“PD”) and SLS-008, which is being developed for the potential treatment of an undisclosed indication, but may also be targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis.

2. Liquidity

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, the Company had $76.8 million in cash and an accumulated deficit of $114.0 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 6), the sale of common stock (see Note 4) and exercises of warrants (see Note 7).

On May 24, 2021, the Company completed an underwritten public offering, pursuant to which the Company sold 22,258,066 shares of its common stock, at a price to the public of $3.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,903,226 additional shares of common stock. The net proceeds to the Company from the offering were approximately $64.5 million, after deducting underwriting discounts and commissions and other offering costs. The Company used $7.3 million of the net proceeds from the offering for the partial repayment of certain outstanding convertible promissory notes.

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

The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”). The Company may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of September 30, 2021, the Company had approximately $95.1 million available under its Form S-3 shelf registration statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans, which are subject to change, management believes that the Company’s existing cash and cash equivalents as of September 30, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

The Company may determine to raise additional funds through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company’s product candidates. As noted above, management believes that the Company’s existing cash and cash equivalents as of September 30, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. However, if the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of the Company’s assets.

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

	Fair Value Measurements
	as of September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$76,833	$-	$-	$76,833
Liabilities:
Warrant liabilities, at fair value	$-	$-	$657	$657

	Fair Value Measurements
	as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,662	$-	$-	$15,662
Liabilities:
Warrant liabilities, at fair value	$-	$-	$1,062	$1,062

There were no transfers between fair value measurement levels during the nine months ended September 30, 2021.

The Company’s warrant liabilities were classified within Level 3 of the fair value hierarchy because their fair values were estimated by utilizing valuation models and significant unobservable inputs. The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2021:

Nine Months Ended
September 30, 2021
Risk-free interest rate	0.36%
Volatility	110.19%
Dividend yield	-%
Expected term (in years)	2.32
Weighted-average fair value	$2.17

The following table is a reconciliation for the common stock warrant liabilities measured at fair value using Level 3 unobservable inputs (in thousands):

Warrant liabilities
Balance as of December 31, 2020	$1,062
Warrant liability reclassified to stockholders' equity	(1,155)
Change in fair value measurement of warrant liability	750
Balance as of September 30, 2021	$657

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

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Nine Months
	Ended September 30,
	2021	2020
Outstanding stock options	7,295	5,079
Restricted stock units	2,400	-
Outstanding warrants	2,635	10,219

	12,330	15,289

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

Through September 30, 2020, the Company recognized approximately $431,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020. The Company also canceled 100,000 shares that did not vest due to the cancellation of the Consulting Agreement.

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

At September 30, 2021, 0.3 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

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

The Company will also pay to Ligand middle single-digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent and a tiered incremental royalty in the upper single digit to lower double digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD n or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent. Additionally, the Company will pay to Ligand low single digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent and a tiered incremental royalty in the lower single digit to middle single digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021.

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

On February 15, 2021, the Company entered into an amendment to the Vyera Agreement. Pursuant to the amendment, the Company agreed to make cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002. The Company paid these amounts as required in each of February 2021, June 2021 and September 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021.

Acquisition of License from Duke University

On June 27, 2019, the Company entered into an exclusive license agreement (the “Duke License Agreement”) with Duke University pursuant to which the Company was granted an exclusive license to a gene therapy program targeting the regulation of the synuclein alpha (“SNCA”) gene, which encodes alpha-synuclein expression. The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, the Company paid to Duke University $0.1 million and recognized $0.1 million charge to research and development expense during the three months ended September 30, 2019. The Company agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, the Company will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, the Company will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $1.0 million; and (v) within 30 days following an NDA approval, the Company will pay $2.0 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at September 30, 2021.

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

On June 14, 2021, the Company and Lind entered into an Acknowledgment and Termination Agreement, pursuant to which the Company agreed to issue to Lind an aggregate of 406,250 additional shares of its common stock (the “Lind Shares”) and pay Lind the remaining principal amount of $790,804 (the “Final Payment”) in full satisfaction of the Company’s remaining obligations to Lind under the Note. The Company issued the Lind Shares and made the Final Payment to Lind, and the Lind Securities Purchase Agreement and the Note terminated, effective June 15, 2021. The Company recorded a loss on extinguishment of debt of $1.4 million for the issuance of the 406,250 shares during the nine months ended September 30, 2021.

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

On July 7, 2021, the Company and the holder of the December 18 Note (the “December 18 Note Holder”) entered into an Acknowledgement and Termination Agreement, pursuant to which: (i) the December 18 Note Holder agreed to return to the Company $42,777 in cash (the “Repayment”) previously paid by the Company to the December 18 Note Holder as a payment against the Company’s obligations under the December Note, and (ii) the Company agreed to issue to the December 18 Note Holder an aggregate of 43,664 additional shares of its common stock (the “December 18 Note Shares”) in full satisfaction of the Company’s remaining obligations to the December 18 Note Holder under the December 18 Note. The December 18 Note Holder paid the Company the Repayment and the Company issued the December Note Shares, and the December 18 SPA and the December 18 Note terminated, effective July 7, 2021.

The Company received aggregate net proceeds of $10.9 million from the convertible note offerings, net of $0.5 million of issuance costs. The total gross proceeds were allocated to the convertible notes and common stock issued under the agreements based on their relative fair values. The Company recognized a beneficial conversion feature discount on the convertible notes of approximately $0.1 million. Due to the principal payments made during the year, the Company remeasured the beneficial conversion feature discount at each payment date and recorded a loss on extinguishment of debt of approximately $1.0 million during the nine months ended September 30, 2021 as well as a reduction in additional paid-in capital of $1.5 million as of September 30, 2021.

During the nine months ended September 30, 2021, the Company paid approximately $13.7 million in principal payments on the outstanding convertible notes and issued an aggregate of 475,315 shares of its common stock upon conversion of the convertible notes, and none of the convertible notes remain outstanding as of September 30, 2021.

The components of our convertible notes are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Convertible notes due 2022	$13,689	$13,689
Unamortized debt discount / debt issuance costs	-	(4,112)
Less principal payments	(13,689)	-
Less current portion of long-term debt	-	(2,431)
Convertible debt, long-term, net of discount and issuance costs	$-	$7,146

The discounts on the convertible notes are being amortized to interest expense, using the effective interest method over the term of the convertible notes. Interest expense recognized related to the discount was approximately $1.6 million for the nine months ended September 30, 2021, respectively.

PPP Loan

On May 4, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $147,000 (the “PPP Loan”). The PPP Loan bore interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, had a term of two years, and was unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan was subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds were used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company. The Company applied for and received full forgiveness of the PPP Loan with respect to these covered expenses and recorded a gain on forgiveness of debt during the nine months ended September 30, 2021.

7. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of September 30, 2021 or December 31, 2020.

Common Stock

The Company has authorized 240,000,000 and 120,000,000 shares of common stock as of September 30, 2021 and December 31, 2020. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

The September 2020 Warrants were initially exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the nine months ended September 30, 2021, September 2020 Warrants were exercised for 5.6 million shares of common stock for approximately $4.7 million. As of September 30, 2021, September 2020 Warrants exercisable for 960,000 shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the nine months ended September 30, 2021, August 2019 Warrants for 1.3 million shares of common stock were exercised for approximately $2.4 million. As of September 30, 2021, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the nine months ended September 30, 2021 and 2020, Series A Warrants for 0.5 million and 0 shares of common stock, respectively, were exercised for approximately $0.1 million and $0, respectively. As of September 30, 2021, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the nine months ended September 30, 2021 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2020	10,066	$1.84	4.4
Issued	-	$-
Exercised	(7,431)	$0.98
Cancelled	-	$-
Outstanding as of September 30, 2021	2,635	$4.29	2.9
Exercisable as of September 30, 2021	2,635	$4.29	2.9

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

8. Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of September 30, 2021, an aggregate of 10,347,887 shares of common stock were authorized under the 2012 Plan, of which 1.4 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

During the nine months ended September 30, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock. Vesting of this award is subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of September 30, 2021, none of the performance conditions had been satisfied. The Company does not believe that the achievement of the performance criteria is probable at this time and therefore has not recognized any compensation expense during the nine months ended September 30, 2021. Compensation expense will be recognized only once the performance condition is probable of being achieved and only for the cumulative amount related to the service condition that has been fulfilled.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. During the nine months ended September 30, 2021, the Company sold 80,009 shares of common stock under the ESPP.

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

Stock options

During the nine months ended September 30, 2021, the Company granted 379,621 incentive stock options and 1,755,379 non-qualified stock options to employees with a weighted average exercise price per share of $4.13 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the nine months ended September 30, 2021, the Company also granted 106,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.67 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. 64,000 of these stock options granted to non-employee directors vest monthly over the 12 months following the grant and 42,000 of these stock options vest 1/3rd on the first anniversary of the grant and monthly thereafter over the next two years.

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

During the nine months ended September 30, 2021, 45,407 stock options were exercised and 20,667 options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the nine months ended September 30, 2021:

Nine Months Ended
September 30, 2021
Risk-free interest rate	0.5% - 1.2%
Volatility	118%-125%
Dividend yield	-%
Expected term (years)	5 - 6
Weighted-average fair value	$3.52

A summary of stock option activity during the nine month ended September 30, 2021 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2020	5,120	$1.97
Granted	2,241	4.01
Exercised	(45)	1.65
Cancelled	21	1.09
Outstanding as of September 30, 2021	7,295	$2.60	8.7	$6,061
Vested and expected to vest as of September 30, 2021	7,295	$2.60	8.7	$6,061
Exercisable as of September 30, 2021	1,952	$3.25	8.2	$2,094

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$193	$138	$551	$268
General and administrative	664	557	2,048	1,079
	$857	$695	$2,599	$1,347

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

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, expiring July 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement includes one or more renewal options. The lease agreement does not impose a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At September 30, 2021, the Company has right-of-use assets of $51,000 and a total lease liability for operating leases of $51,000, of which all is included in current lease liabilities.

At September 30, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2021	$14
Year Ended December 31, 2022	40
Total	54
Less present value discount	(3)
Operating lease liabilities	$51

In March 2021, the Company entered into a new operating lease, resulting in the Company recognizing an operating lease liability of approximately $74,000 based on the present value of the minimum rental payments. The Company also recognized corresponding ROU assets of approximately $74,000. As the Company’s lease does not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the transition date and commencement date in determining the present value of lease payments. Operating lease expense was $13,000 and $27,000 for the three and nine months ended September 30, 2021, respectively. Amortization expense was $1,000 and $3,000 for the three and nine months ended September 30, 2021, respectively.

The tables below present information regarding the Company's lease assets and liabilities (in thousands, except years and percentages):

September 30, 2021
Assets:
Operating lease right-of-use-assets	$51

Liabilities:
Current
Operating	51
Long-term
Operating	-
Operating lease liabilities	$51

September 30, 2021
Weighted-average remaining lease term – operating leases (in years)	1.0
Weighted-average discount rate – operating leases	8.0%

For the three and nine months ended September 30, 2021, rent expense totaled approximately $23,000 and $48,000, respectively. For the three and nine months ended September 30, 2020, rent expense totaled approximately $22,000 and $96,000, respectively.

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

As of September 30, 2021, there was no material litigation against the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10- K for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2021. This report and our Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

Recent Developments

Coronavirus (COVID-19)

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the recent COVID-19 outbreak, most of our employees worked remotely. In addition, our ongoing clinical trial for SLS-002 in acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) completed the clinical testing phase in February 2020. On June 23, 2020, we released the final pharmacokinetics/pharmacodynamics portion of the data. Also, we did not experience any significant delays with opening our clinical sites for SLS-002 during the first nine months of 2021 and have not experienced any such delays during the fourth quarter of 2021 to date. Accordingly, the impact of the travel restrictions and shelter-in-place orders have not had a material impact on our operations to date. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the fourth quarter of 2021, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the impact on capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. However, if the effects of the pandemic worsen into the first quarter of 2022, it could have a material adverse impact on our business. See Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Business Update

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002	Acute Suicidal Ideation and Behavior (ASIB) in	Phase II	Completed open-label patient enrollment and announced the initial
Intranasal Racemic Ketamine	Major Depressive Disorder (MDD)		topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005	Amyotrophic Lateral Sclerosis (ALS)	Phase IIb/III	Startup activities initiated; enrollment expected to commence in Q4 2021
IV Trehalose
	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006 Partial Dopamine Agonist	Parkinson's Disease (PD)	Phase II/III	Considering studies to advance into late stage trials

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
Peptide Inhibitor

Lead Programs

Our lead programs are currently SLS-002 for the treatment of ASIB in patients with MDD, and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”). SLS-005 for the potential treatment of Sanfilippo syndrome currently requires additional natural history data, which is being considered.

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the FDA and received guidance to conduct a Phase II proof of concept (“PoC”) study of SLS-002 for ASIB in patients with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA's expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and is being followed by Part 2, which is a double blind, placebo-controlled study of approximately 120 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. We announced the initial topline data from Part 1 of the PoC study on May 17, 2021.

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we are planning to increase the subjects in Part 2 to increase the sample size and power to support our potential marketing application. Also, we are planning a Phase II clinical trial to run concurrently with the Part 2 registration directed study to observe patients that complete Part 2 of the PoC study for six months following completion of treatment to measure longer term durability, gauge retreatment and associated dosing.

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain-barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90.5 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for oculopharyngeal muscular dystrophy ("OPMD") and spinocerebellar ataxia type 3 ("SCA3"), also known as Machado Joseph disease, with no significant safety signals to date and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own two United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, both of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation, a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On April 22, 2020, we received a Notice of Allowance from the United States Patent and Trademark Office for our U.S. patent number 10,751,353 (application number 16/263,707) titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" for trehalose (SLS-005). The allowed claims cover the composition of matter and method of use for trehalose (SLS-005) for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. At present, we are initiating the startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. Our pivotal Phase IIb/III study for SLS-005 in ALS is expected to enroll its first subject in the fourth quarter of 2021.

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

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in subjects with MDD. We have completed enrollment of subjects in and released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 6, 2021.

SLS-005 is undergoing startup activities for a clinical study in ALS. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

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

SLS-006 is a true partial dopamine agonist, originally developed by Wyeth Pharmaceuticals, Inc., with previous clinical studies on 340 subjects in various Phase I and Phase II studies. It is a potent D2/D3 agonist/antagonist that has shown promising efficacy with statistical significance in Phase II studies in early-stage PD patients and an attractive safety profile. Moreover, it has also shown synergistic effect with reduced doses of L-DOPA. We are considering studies to advance the product candidate into late-stage trials.

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

Recent Developments

SLS-002

On May 17, 2021, we announced positive topline data from Part 1, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale ("MADRS"), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS twenty-four hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, we had $76.8 million in cash and an accumulated deficit of $114.0 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 6 to our condensed consolidated financial statements), the sale of common stock (see Note 4 to our condensed consolidated financial statements) and the exercise of warrants (see Note 7 to our condensed consolidated financial statements).

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

Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we are required to make a cash payment to Dr. Weg, if certain conditions under the agreement are not met, of $0.2 million in January 2022. Pursuant to an amendment, dated February 15, 2021, to an asset purchase agreement we previously entered into with Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG (“Vyera”), we made a cash payment of $3.0 million in September 2021. As of the date of this Quarterly Report on Form 10-Q and based upon our current operating plan, we believe that we have sufficient capital to fund our operating and capital requirements for at least the next 12 months.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As of September 30, 2021, we had approximately $95.1 million available under our Form S-3 shelf registration statement.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans, which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2021 are sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

We may determine to raise additional funds through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. As noted above, management believes that our existing cash and cash equivalents as of September 30, 2021 are sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q. However, if we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes to such policies or estimates during the nine months ended September 30, 2021.

Recent Accounting Pronouncements

Please refer to the notes to unaudited condensed consolidated financial statements (unaudited) for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended September 30, 2021 and 2020

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Operating expense
Research and development	$8,683	$2,015	$6,668	331%
General and administrative	2,227	2,070	157	8%
Total operating expense	$10,910	$4,085	$6,825	167%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses
Clinical trial expenses	$5,983	$381	$5,602	1470%
Manufacturing expenses	1,214	775	439	57%
Employee compensation	795	468	327	70%
Contract consulting expenses	499	249	250	100%
Other research and development expenses	192	142	50	35%
Total research and development expenses	$8,683	$2,015	$6,668	331%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $6.7 million increase in R&D expense during the three months ended September 30, 2021, as compared to the same period in 2020, resulted primarily from an increase in clinical trial costs of approximately $5.6 million, manufacturing expenses of approximately $439,000 and employee compensation expenses of approximately $327,000.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $157,000 during the three months ended September 30, 2021, as compared to the same period in 2020. This increase was primarily due to $156,000 for general human resource costs related to our increased staffing during the three months ended September 30, 2021, $115,000 in external legal costs, $108,000 for stock compensation expense, and $62,000 for general insurance expenses during the three months ended September 30, 2021. These increases were partially offset by decreases in costs including but not limited to, external investor relations costs of approximately $303,000 during the three months ended September 30, 2021.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change
Other income (expense)
Interest income	$39	$4	$35
Interest expense	(20)	(6)	(14)
Change in fair value of warrant liabilities	76	(3)	79
Total other income (expense)	$95	$(5)	$100

Interest Income

Interest income was $39,000 and $4,000 for the three months ended September 30, 2021 and 2020, respectively. The increase in interest income primarily related to the higher average cash balances during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Interest Expense

Interest expense was $20,000 and $6,000 for the three months ended September 30, 2021 and 2020, respectively. This increase in interest expense was due to the issuance of the convertible notes in the fourth quarter of 2020.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $657,000 at September 30, 2021. For the three months ended September 30, 2021, the change in fair value of warrant liabilities was $76,000, which income was due to revaluation of the Series A Warrants during such period. For the three months ended September 30, 2020, the change in fair value of warrant liabilities was $3,000, which expense was due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Operating expense was as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Operating expense
Research and development	$27,103	$7,152	$19,951	279%
General and administrative	7,192	5,762	1,430	25%
Total operating expense	$34,295	$12,914	$21,381	166%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses
License payments	$9,000	$193	$8,807	n/a
Clinical trial expenses	10,556	2,670	7,886	295%
Manufacturing expenses	3,263	1,461	1,802	123%
Employee compensation	2,441	1,272	1,169	92%
Contract consulting expenses	1,241	1,272	(31)	-2%
Other research and development expenses	602	284	318	112%
Total research and development expenses	$27,103	$7,152	$19,951	279%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $20.0 million increase in R&D expense during the nine months ended September 30, 2021, as compared to the same period in 2020, resulted primarily from an increase in license payments of approximately $8.8 million, manufacturing expenses of approximately $1.8 million, clinical trial costs of approximately $7.9 million and employee compensation expenses of approximately $1.2 million. These increases were partially offset by decreases in contract consulting expenses of approximately $31,000.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $1.4 million during the nine months ended September 30, 2021, as compared to the same period in 2020. This increase was primarily due to $1.0 million for stock compensation expense and $439,000 for human resource costs related to our increased staffing and investor relations expenses during the nine months ended September 30, 2021. This increase was partially offset by decreases in costs including but not limited to, external legal and patent maintenance costs of approximately $86,000 during the nine months ended September 30, 2021.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Other income (expense)
Interest income	$87	$38	$49
Interest expense	(1,593)	(13)	(1,580)
Net loss on extinguishment of debt	(2,387)	-	(2,387)
Gain on forgiveness of debt	149	-	149
Change in fair value of warrant liabilities	(750)	238	(988)
Total other income (expense)	$(4,494)	$263	$(4,757)

Interest Income

Interest income was $87,000 and $38,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase in interest income primarily related to the higher average cash balances during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest Expense

Interest expense was $1.6 million and $13,000 for nine months ended September 30, 2021 and 2020, respectively. This increase in interest expense was due to the issuance of the convertible notes in the fourth quarter of 2020.

Net loss on Extinguishment of Debt

Net loss on extinguishment of debt was $2.4 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. This loss was primarily due to the termination agreement with Lind whereby we issued Lind 406,250 shares with a fair value of $1.4 million, as well as losses on extinguishments recognized on our other principal payments on our convertible notes during the period.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $149,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively. This gain was due to the forgiveness of our outstanding PPP loan, which we received in June 2021.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $657,000 at September 30, 2021. For the nine months ended September 30, 2021, the change in fair value of warrant liabilities was $750,000, which expense was due to revaluation of the Series A Warrants during such period. For the nine months ended September 30, 2020, the change in fair value of warrant liabilities was $238,000, which income was due to the revaluation of the Series A Warrants and Series B Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash (used in) provided by operations
Net cash used in operating activities	$(30,656)	$(17,584)
Net cash provided by financing activities	91,827	15,377
Net increase (decrease) in cash	$61,171	$(2,207)

Operating Activities

Cash used in operating activities of $30.7 million during the nine months ended September 30, 2021 was primarily due to a net loss of $38.8 million, which was partially offset by non-cash adjustments of $7.2 million.

Cash used in operating activities of $17.6 million during the nine months ended September 30, 2020 was primarily due to the net loss of $12.7 million and changes in operating assets and liabilities of $6.4 million.

Financing Activities

Cash provided by financing activities of $91.8 million during the nine months ended September 30, 2021 was due to proceeds from the issuance and sale of common stock, net of costs, of approximately $98.0 million and the proceeds from the exercise of warrants of approximately $7.3 million during the nine months ended September 30, 2021. The cash provided was partially offset by the payments of $13.6 million of convertible debt principal.

Cash provided by financing activities of $15.4 million during the nine months ended September 30, 2020 was primarily due to proceeds from the issuance of common stock pursuant to the underwritten public offerings completed in the first quarter of 2020, net of underwriting discounts and commissions and other offering expenses payable by us.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who serves as the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the third quarter of 2021, we expanded our internal finance team, which had a material effect on our internal control over financial reporting. The additional team member allows us to expand our segregation of duties, among other things. No other material changes to our internal control over financial reporting occurred during the nine months ended September 30, 2021.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $114.0 million from our inception through September 30, 2021.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek partnering and/or regulatory approvals for our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration (the "FDA"), EMA or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

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

As of September 30, 2021, we had a cash balance of approximately $76.8 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic, may have a material adverse effect on our operations. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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
  the FDA, the EMA or a comparable foreign authority may change its approval policies or adopt new regulations; or
  our inability to obtain these approvals would prevent us from commercializing our product candidates.

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

In December 2016, the 21st Century Cures Act was signed into law. This new legislation is designed to advance medical innovation and empower the FDA with the authority to directly hire positions related to drug and device development and review. However, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA to perform their respective roles, including the related impact to academic institutions and research laboratories whose funding is fully or partially dependent on both the level and timing of funding from government sources.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of October 28, 2021, we have 15 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Our executive officers do not have prior experience as executive officers in managing and operating a public company, which could have an adverse effect on his ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our executive officers do not have prior experience as executive officers managing and operating a public company, we may need to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensors under the License Agreement up to an aggregate of approximately $126.7 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera"), we may be obligated to pay an aggregate of approximately $92.5 million in development, regulatory and sales milestones and we will be required to pay royalties to Vyera on any net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on any net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. Pursuant to the amended and restated license agreement with Stuart Weg, M.D., we will be required to make a $0.2 million cash payment to Dr. Weg in January 2022 if certain conditions under the agreement are not met.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, from January 4, 2021 to October 28, 2021, our closing stock price ranged from $1.35 to $6.32 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of October 28, 2021, we have outstanding warrants to purchase an aggregate of approximately 2.6 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of September 30, 2021, 10,347,887 shares of our common stock were reserved for issuance under our equity incentive plans, of which 7,315,170 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.60 per share, 1,405,011 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 707,715 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 919,991 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. In addition, 2,400,000 shares of our common stock are issuable upon the vesting of a performance restricted stock unit award granted to Dr. Mehra that will vest upon our company achieving certain performance criteria established at the grant date and Dr. Mehra’s continued employment with us. Our stockholder will incur dilution to the extent that this restricted stock unit award vests.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of October 28, 2021, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2021, we issued an aggregate of 43,664 shares of our common stock (the “Shares”) to an accredited investor (the “Investor”) in full satisfaction of our remaining obligations under an outstanding convertible promissory note that we previously issued to the Investor on December 18, 2021 and that had a remaining outstanding principal amount of $69,863 as of such date. The Shares were offered and sold to the Investor in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 3(a)(9) or 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Shares have not been registered under the Securities Act and the Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBITS NO.	DESCRIPTION

2.1*	Agreement and Plan of Merger, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

2.2	Amendment No. 1 Agreement and Plan of Merger, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3	Amendment No. 2 Agreement and Plan of Merger, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4	Amendment No. 3 Agreement and Plan of Merger, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5*	Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A12GK filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.10	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).

3.11	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13	Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14	Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15	Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020).

3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015).

4.4	Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5	Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.6	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.9 of Amendment No. 1 to Company's Registration Statement on Form S-1 (File No. 333-217036) filed with the Securities and Exchange Commission on April 17, 2017).

4.9	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

4.10	Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.11	Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.12	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.13	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.14	Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.15	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.16	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.17	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.18	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.19	Registration Rights Agreement, dated October 16, 2018, by and among the Company and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.20	Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.21	Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.22	Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Seelos Therapeutics, Inc.

Date: November 5, 2021	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 5, 2021	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)

