Form 10-K
period 2021-12-31
SEELOS THERAPEUTICS, INC.
filed 2022-03-04
CIK 1017491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of February 25, 2022, 105,506,695 shares of the common stock, par value $0.001, of the registrant were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant's most recently completed second fiscal quarter: $261.5 million based upon the closing sale price of the registrant's common stock of $2.64 on that date. Shares of the registrant's common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the information contained in the registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements include statements regarding the intent, belief or current expectations of Seelos Therapeutics, Inc. and its subsidiaries (“we,” “us,” “our,” the “Company” or “Seelos”) and our management team. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to those risks and uncertainties set forth in Item 1A of this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, these forward-looking statements reflect our view only as of the date of this report. Except as required by law, we undertake no obligations to update any forward-looking statements and we disclaim any intent to update forward-looking statements after the date of this report to reflect subsequent developments. Accordingly, you should also carefully consider the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission (“SEC”).

We have common law trademark rights in the unregistered marks “Seelos Therapeutics, Inc.,” “Seelos” and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring International Center S.A. (“Ferring”) in certain countries outside of the United States. This Annual Report on Form 10-K also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (ASIB) in Major Depressive Disorder (MDD)	Phase II	Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	Startup activities completed; on February 28, 2022, we announced dosing of the first participants in the registrational study

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	Startup activities initiated

	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Considering studies to advance into late stage trials
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
Peptide Inhibitor

Lead Programs

Our lead programs are currently SLS-002 for the potential treatment of Acute Suicidal Ideation and Behavior (“ASIB”) in patients with Major Depressive Disorder (“MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered.

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (“FDA”) and received guidance to conduct a Phase II proof of concept (“PoC”) study of SLS-002 for ASIB in patients with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA's expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and is being followed by Part 2, which is a double blind, placebo-controlled study of approximately 120 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the POC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale ("MADRS"), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS twenty-four hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we are planning to increase the subjects in Part 2 to increase the sample size and power to support a potential marketing application.

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain-barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS, SCA and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy,

Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have begun the start up activities for a Phase IIb/III study for SCA.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson’s Disease (“PD”), SLS-008, targeted at chronic inflammation in asthma, atopic dermatitis and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in subjects with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 6, 2021.

SLS-005 is undergoing startup activities for clinical studies in ALS and SCA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have begun the start up activities for a Phase IIb/III study for SCA. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha ("SNCA") gene responsible for expressing alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells of a PD patient, modified the expression on alpha-synuclein ("α-synuclein") and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/Cas9-unit to achieve constitutive activation and inducible suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study.

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

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

•	Advancing SLS-002 in ASIB in MDD and post-traumatic stress disorder;
•	Advancing SLS-004 in PD;
•	Advancing SLS-005 in ALS, SCA and Sanfilippo syndrome;
•	Advancing SLS-007 in PD as a monotherapy; and
•	Acquiring synergistic assets in the CNS therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the COVID-19 outbreak, most of our employees worked remotely. Up until the fourth quarter of 2021, we had not experienced any significant delays with our past or ongoing clinical trials for SLS-002, nor our start up activities for clinical trials for SLS-005. During the fourth quarter of 2021 and through the issuance of this report, we have experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the first quarter of 2022, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the FDA or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, although, if the pandemic continues at its current rate into the middle of 2022, it could have a material adverse impact on our business. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Merger

On January 24, 2019, our company (which was formerly named “Apricus Biosciences, Inc.”) completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation (“STI”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a former subsidiary of ours merged with and into STI, with STI (renamed “Seelos Corporation”) continuing as a wholly-owned subsidiary of ours and the surviving corporation of the merger and (ii) our company was renamed “Seelos Therapeutics, Inc.” (the “Merger”).

Acquisition of Assets from Bioblast Pharma Ltd. (“Bioblast”)

On February 15, 2019, we entered into an Asset Purchase Agreement (the "Bioblast Asset Purchase Agreement") with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the "Bioblast Asset Purchase"). At the closing of the Bioblast Asset Purchase (the "Bioblast Closing"), we paid to Bioblast $1.5 million in cash in February 2019 and an additional $2.0 million in cash in February 2020. Accordingly, we recognized a $3.5 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, we agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (1) within 15 days following the completion of our or our affiliate's first Phase II(b) clinical trial of Trehalose satisfying certain criteria, we will pay to Bioblast $8.5 million in cash; and (2) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first new drug application (an “NDA”) or New Drug Submission, respectively, of Trehalose filed by us or our affiliates, we will pay to Bioblast $8.5 million in cash. In addition, we agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with TSF. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for a Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

Acquisition of Assets from Vyera Pharmaceuticals, AG (“Vyera”)

On March 6, 2018, we entered into an asset purchase agreement with Vyera pursuant to which we acquired the assets (the “Vyera Assets”) and liabilities (the “Vyera Assumed Liabilities”) of Vyera related to TUR-002 (intranasal ketamine), which is known as SLS-002. We are obligated to use commercially reasonable efforts to seek regulatory approval in the United States for and commercialize SLS-002.

As consideration for the Vyera Assets, we paid to Vyera a non-refundable cash payment of $150,000 on May 21, 2018. As further consideration for the Vyera Assets, upon public announcement of the entry by us and STI into the Merger Agreement, we paid to Vyera a non-refundable cash payment of $150,000. As further consideration for the Vyera Assets, we issued to Vyera 191,529 shares of common stock and paid Vyera a non-refundable cash payment $1,000,000 on January 29, 2019.

Pursuant to the amendment to the asset purchase agreement entered into with Vyera on October 15, 2019, we issued Vyera 1,809,845 registered shares of our common stock on January 2, 2020 and made cash payments to Vyera in the amounts of $750,000, $750,000, $1.0 million and $1.0 million in October 2019, January 2020, April 2020 and July 2020, respectively.

Pursuant to the amendment to the asset purchase agreement entered into with Vyera on February 15, 2021, we made cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002.

In the event that we sell, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then we must pay Vyera an amount equal to 4% of the net proceeds actually received by us as an upfront payment in such sale.

We agreed to pay to Vyera certain one-time, non-refundable milestone payments consisting of (i) $10.0 million upon approval by the FDA of an NDA, with respect to SLS-002, (ii) $5.0 million upon approval by the European Medicines Agency (the “EMA”) of the foreign equivalent to an NDA with respect to SLS-002 in the EU (either in its entirety or including at least one of France, Germany or, if at the time the United Kingdom is a member of the EU, the United Kingdom), the United Kingdom, if at the time the United Kingdom is not a member of the EU, Japan or the People’s Republic of China (each, a “Major Market”), (iii) $2.5 million upon approval by the EMA of the foreign equivalent to an NDA with respect to SLS-002 in a second Major Market, (iv) $5.0 million upon the achievement of $250.0 million in net sales of SLS-002, (v) $10.0 million upon the achievement of $500.0 million in net sales of SLS-002, (vi) $15.0 million upon the achievement of $1.0 billion in net sales of SLS-002, (vii) $20.0 million upon the achievement of $1.5 billion in net sales of SLS-002, and (viii) $25.0 million upon the achievement of $2.0 billion in net sales of SLS-002. We will also pay to Vyera a royalty percentage in the mid-single digits on aggregate annual net sales of SLS-002.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, we entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the “Weg License Agreement”), pursuant to which we were granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, we paid an upfront license fee of $75,000 upon execution of the agreement. We agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. We paid the required $0.1 million on January 2, 2020, $0.125 million on January 2, 2021, and $0.2 million on January 3, 2022. As further consideration, we agreed to pay Dr. Weg certain milestone payments consisting of (i) $0.1 million and shares of common stock equal to $0.15 million divided by the closing sales price of our common stock upon the issuance of the first patent directed to an anxiety indication, (ii) $0.5 million after the locking of the database and unblinding the data for the statistically significant readout of a Phase III trial of an intranasal racemic ketamine product that has been conducted for the submission under an NDA or equivalent seeking regulatory approval in the United States, the United Kingdom, France, Germany, Italy, Spain, China or Japan, or seeking regulatory from the EMA in the EU, for such product (the “Milestone Product”), (iii) $3.0 million upon FDA approval of an NDA for the Milestone Product, (iv) $2.0 million upon regulatory approval by the EMA for the Milestone Product, and (v) $1.5 million upon regulatory approval in Japan for the Milestone Product; provided, however, that the maximum amount to be paid by us under milestones (i)-(v) will be $6.6 million. We will also pay to Dr. Weg a royalty percentage equal to 2.25% on the sale of each product containing ketamine in any dosage.

Acquisition of License from The Regents of the University of California

On March 7, 2019, we entered into an exclusive license agreement (the “UC Regents License Agreement”) with The Regents of the University of California (“The UC Regents”) pursuant to which we were granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (UCLA). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of α-synuclein. We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, we paid to The UC Regents $0.1 million. Under the terms of the UC Regents License Agreement, we agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following dosing of the first patient in a Phase I clinical trial, we will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, we will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., we will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, we will pay $1.0 million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, we will pay $2.5 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce our license to a nonexclusive license.

Acquisition of License from Duke University

On June 27, 2019, we entered into an exclusive license agreement (the “Duke License Agreement”) with Duke University pursuant to which we were granted an exclusive license to a gene therapy program targeting the regulation of the SNCA gene, which encodes α-synuclein expression. We plan to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the CNS. This program is now known as SLS-004. Upon entry into the Duke License Agreement, we paid to Duke University $0.1 million. We agreed to pay additional consideration to Duke University upon the achievement of certain milestones in the future, as follows: (i) within 30 days following filing of an IND following the completion of preclinical studies including comprehensive validation of the platform, we will pay $0.1 million; (ii) within 30 days following dosing of the first patient in a Phase I clinical trial, we will pay $0.2 million; (iii) within 30 days following dosing of the first patient in a Phase II clinical trial, we will pay $0.5 million; (iv) within 30 days following dosing of the first patient in a Phase III clinical trial, we will pay $1.0 million; and (v) within 30 days following an NDA approval, we will pay $2.0 million. We are also obligated to pay a single digit royalty on sales of the product, if any. In addition, if we fail to achieve certain milestones within a specified timeframe, Duke University may terminate the agreement.

Acquisition of License from Ligand Pharmaceuticals Incorporated

On September 21, 2016, we entered into a License Agreement (the “License Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), Neurogen Corporation and CyDex Pharmaceuticals, Inc. (collectively, the “Licensors”), pursuant to which, among other things, the Licensors granted us an exclusive, perpetual, irrevocable, worldwide, royalty-bearing, nontransferable right and license under (i) patents related to a product known as Aplindore, which is now known as SLS-006, acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), which is now known as SLS-012, an H3 receptor antagonist, which is now known as SLS-010, and either or both of the Licensors’ two proprietary CRTh2 antagonists, which are now known collectively as SLS-008 (collectively, the “Licensed Products”), and (ii) copyrights, trade secrets, moral rights and all other intellectual and proprietary rights related thereto. We are obligated to use commercially reasonable efforts to (a) develop the Licensed Products, (b) obtain regulatory approval for the Licensed Products in the United States or a Major Market, and (c) commercialize the Licensed Products in each country where regulatory approval is obtained. We have the exclusive right and sole responsibility and decision-making authority to research and develop any Licensed Products and to conduct all clinical trials and non-clinical studies we believe appropriate to obtain regulatory approvals for commercialization of the Licensed Products. We also have the exclusive right and sole responsibility and decision-making authority to commercialize any of the Licensed Products.

As partial consideration for the grant of the rights and licenses under the License Agreement, we paid to Ligand a nominal option fee. As further partial consideration for the grant of the rights and licenses to us under the License Agreement, we were obligated to pay to Ligand an aggregate of $1.3 million within 30 days after the closing of the issuance and sale by us of debt and/or equity securities for gross proceeds to us of at least $7.5 million. In connection with the closing of the Merger, we issued 392,307 shares of common stock to settle this obligation. As further partial consideration for the grant of the rights and licenses to us by Ligand under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable milestone payments upon the achievement of certain financing milestones, consisting of (i) the lesser of $3.5 million or 10% of the net proceeds to us in the event of our initial public offering or a financing transaction consummated in connection with a transaction as a result of which our business becomes owned or controlled by an existing issuer with a class of securities registered under the Exchange Act and immediately after such transaction, our security holders as of immediately before such transaction own, as a result of such transaction, at least 35% of the equity securities or voting power of such issuer, or (ii) the lesser of $3.5 million or 10% of the net proceeds to us in the event we are acquired. In connection with the closing of the Merger, we issued 408,946 shares of common stock to settle this obligation.

As further partial consideration for the grant of the rights and licenses under the License Agreement, we agreed to pay Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products, other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $750,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $3.0 million upon FDA approval of an application for a particular Licensed Product, (iii) $1.125 million upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $1.125 million upon regulatory approval in a second Major Market for a particular Licensed Product.

As further partial consideration for the grant of the rights and licenses under the License Agreement, we agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome, consisting of (i) $100,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $350,000 upon FDA approval of an application for a particular Licensed Product, (iii) $125,000 upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $125,000 upon regulatory approval in a second Major Market for a particular Licensed Product.

As further partial consideration for the grant of the rights and licenses under the License Agreement, we agreed to pay Ligand certain one-time, non-refundable commercial milestone payments in connection with the Licensed Products, consisting of (i) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (ii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (iii) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), (iv) $10.0 million upon the achievement of $1.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists, (v) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon Aplindore, (vi) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon an H3 receptor antagonist, (vii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon acetaminophen (as it may have been or may be modified for use in a product to be administered by any method in any form including, without limitation, injection and intravenously, the sole active pharmaceutical ingredient of which is acetaminophen), and (viii) $20.0 million upon the achievement of $2.0 billion of cumulative worldwide net sales of Licensed Products based upon CRTh2 antagonists.

We will also pay Ligand a royalty percentage in the mid-single digits on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent and a tiered incremental royalty in the upper single digit to lower double digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are covered under a licensed patent. Additionally, we will pay Ligand low single digit royalties on aggregate annual net sales of Licensed Products other than in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent and a tiered incremental royalty in the lower single digit to middle single digit range on aggregate annual net sales of Licensed Products in connection with Aplindore for the indication of PD or Restless Leg Syndrome in a country where such Licensed Products are not covered under a licensed patent.

Acquisition of License from iX Biopharma Europe Limited

On November 24, 2021, we entered into an exclusive license agreement (the “iX License Agreement”) with iX Biopharma Europe Limited (“iX Biopharma”) and a common stock purchase agreement with iX Biopharma (the “Purchase Agreement”). Pursuant to the iX License Agreement, among other things, iX Biopharma granted us an exclusive, sublicensable, perpetual, worldwide (excluding certain jurisdictions identified in the iX License Agreement) and irrevocable right and license to certain of iX Biopharma’s licensed patents, know-how, and technological information, including access to iX Biopharma’s research, development and manufacturing capabilities, to enable the further development, manufacture, promotion and commercialization of Wafermine™ and certain other existing and to be developed iX Biopharma wafer-based delivery technologies, now known as SLS-003, in all cases for sublingual administration of ketamine. In addition, iX Biopharma will supply us with sufficient product for the potential treatment of 400 patients, with further supplied amounts to be determined by the parties. We granted iX Biopharma an exclusive license to exploit technology developed under the iX License Agreement outside of the licensed territory and to undertake limited, non-exclusive research and development activities in the territory. We further agreed not to undertake certain activities with respect to products competitive with those licensed under the iX License Agreement during the term of the iX License Agreement.

As consideration for the license under the iX License Agreement, we agreed to (i) pay iX Biopharma an upfront fee of $9.0 million, comprised of $3.5 million in cash and $5.5 million in restricted shares (the “Shares”) of our common stock, calculated in accordance with the Purchase Agreement; and (ii) pay certain development, regulatory and commercial milestones and royalty payments as further set out in the iX License Agreement.

Pursuant to the Purchase Agreement, we also agreed to reimburse iX Biopharma for the difference in value (the “Shortfall Amount”) in the event the aggregate value of all of the Shares issued to iX Biopharma at the time of registration and issuance is less than $5.5 million. The Shortfall Amount could be paid in cash, additional shares of our common stock or a combination of the foregoing, depending on the size of the Shortfall Amount. We paid iX Biopharma a Shortfall Amount of $1.2 million in cash in January 2022.

Legacy Pre-Merger Programs

Pursuant to the Merger, we retained certain assets and technologies that were assets and technologies of the company that was known as “Apricus Biosciences, Inc.” before the consummation of the Merger (such assets, the “Legacy Apricus Assets”). Despite that our primary operations have, post-Merger, been those of STI, and that we expect this to be the case on a going-forward basis, we may choose to monetize Legacy Apricus Assets in the future. We may also seek to monetize such assets pursuant to certain contractual obligations. Prior to the closing of the Merger, in addition to strategic efforts, we had been historically focused on the development of innovative product candidates in the areas of urology and rheumatology. We have two legacy product candidates: a product candidate in the United States intended for the topical treatment of erectile dysfunction (“ED”), which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc (“Allergan”) (the “CVR Product Candidate”); and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud's Phenomenon, secondary to scleroderma, for which we own worldwide rights. At the closing of the Merger, we entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with STI, Richard Pascoe, as representative of holders of the contingent value rights (“CVRs”), and a rights agent. Pursuant to the CVR Agreement, each of the pre-Merger stockholders of our company received one CVR for each share of common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on the CVR Product Candidate and certain related assets and technologies. In particular, the holders of the CVRs will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of the CVR Product Candidate or related assets and technologies, including any milestone payments, less reasonable transaction expenses. We agreed to pay up to $500,000 of such Contingent Payments that we receive to a third party pursuant to a settlement agreement between us and the third party.

Patent Portfolio

As of February 25, 2022, we owned or in-licensed approximately 40 issued patents that relate to our core programs, which will expire from 2022 through 2037, approximately. Also, as of that same date, we owned or in-licensed approximately 54 patent applications that relate to our core programs, which if ultimately issued would expire as late as approximately 2043, based upon the potential expiration date of the last to expire of those patent applications.

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

Trademark Portfolio

As of February 25, 2022, we owned approximately 5 registered trademarks and 2 pending trademark applications worldwide. We have common law trademark rights in the unregistered marks “Seelos Therapeutics, Inc.,” “Seelos” and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring in certain countries outside of the United States.

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

United States Government Regulation

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. Drugs and devices are also subject to other federal, state and local statutes and regulations. Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we have and plan to continue to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the unit-dose dispenser to be marketed together with our product candidates, though the device component will need to comply with certain requirements applicable to devices. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication in accordance with good clinical practices (“GCPs”);
•	submission to the FDA of an NDA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”), and finished drug product are produced and tested to assess compliance with good manufacturing Practices (“cGMP”) regulations; and
•	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s institutional review board (“IRB”) before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

The Hatch-Waxman Amendments

ANDA Approval Process

The Hatch-Waxman Act, established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute these drugs is obtained by filing an abbreviated new drug application (“ANDA”) with the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product is bioequivalent to the innovator drug.

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

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains an active moiety that has not been approved by FDA in any other NDA. An ‘‘active moiety’’ is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. A drug, including one approved under Section 505(b)(2), may obtain a three-year period of exclusivity for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application for the protected modification until after that three-year exclusivity period has run. However, unlike NCE exclusivity, the FDA can accept an application and begin the review process during the exclusivity period.

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with cGCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Authorization Procedures in the European Union

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures.

•	Centralized Procedure. Under the Centralized Procedure a so-called Community Marketing Authorization is issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA. The Community Marketing Authorization is valid throughout the entire territory of the European Economic Area (“EEA”) (which includes the 27 Member States of the EU plus Norway, Liechtenstein and Iceland). The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•	For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
•	National Authorization Procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:
◦	Decentralized Procedure. Using the Decentralized Procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the Decentralized Procedure the applicant chooses one country as Reference Member State. The regulatory authority of the Reference Member State will then be in charge of leading the assessment of the marketing authorization application.
◦	Mutual Recognition Procedure. In the Mutual Recognition Procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In the EU, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with Affordable Care Act’s individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Biden’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Employees

As of February 25, 2022, we had 16 employees, 15 of which are full-time employees, and all of whom are in the United States. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC, and we have an Internet website address at http://www.seelostherapeutics.com. We make available free of charge on our Internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as well as our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also obtain copies of such documents from the SEC’s website at http://www.sec.gov.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with all of the other information appearing in or incorporated by reference into this Annual Report on Form 10-K, or this Form 10-K, and our other public filings with the SEC before making an investment decision regarding our common stock. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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
  Our product candidates are subject to extensive regulation under the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
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

We are a clinical-stage biopharmaceutical company. Since our incorporation, we have focused primarily on the development and acquisition of clinical-stage therapeutic candidates. All of our therapeutic candidates are in the clinical development stage and none of our pipeline therapeutic candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $141.2 million from our inception through December 31, 2021.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek partnering and/or regulatory approvals for our product candidates and begin to commercialize them if they are approved by the FDA, the EMA or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

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

To receive regulatory approval for the commercialization of our core assets, SLS-002, SLS-005 and SLS-006 and our earlier-stage assets, SLS-004, SLS-007, SLS-008, SLS-010 and SLS-012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

•	clinical trials may produce negative or inconclusive results;
•	preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;
•	we or our contract manufacturers may encounter manufacturing challenges or the FDA may raise concerns regarding Chemistry, Manufacturing, and Controls (CMC) data or GMP compliance, or biocompatibility or drug-device interaction concerns for our combination product candidates;
•	patient recruitment and enrollment in clinical trials may be slower than we anticipate;
•	costs of development may be greater than we anticipate;
•	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;
•	collaborators who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or
•	we may face delays in obtaining regulatory approvals to commence one or more clinical trials.

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

We currently do not have strategic collaborations in place for clinical development of any of our current product candidates, except for our collaborative agreement with Team Sanfilippo Foundation (“TSF”), which we assumed in connection with the asset purchase agreement with Bioblast Pharma Ltd. for IV Trehalose, which is now known as SLS-005. Therefore, in the future, we or any potential future collaborative partner will be responsible for establishing the targeted endpoints and goals for development of our product candidates. These targeted endpoints and goals may be inadequate to demonstrate the safety and efficacy levels required for regulatory approvals. Even if we believe data collected during the development of our product candidates are promising, such data may not be sufficient to support marketing approval by the FDA, the EMA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA, the EMA or comparable foreign authorities may interpret such data in different ways than us or our collaborators. Our failure to adequately demonstrate the safety and efficacy of our product candidates would prevent our receipt of regulatory approval, and ultimately the potential commercialization of these product candidates.

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

As of December 31, 2021, we had a cash balance of approximately $78.7 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As a result of our recurring losses from operations, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2021 included a “going concern” explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we seek to develop or commercialize;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets.  For example, we granted to Lind Global Asset Management V, LLC (“Lind”), one of the holders of the convertible promissory notes we issued in 2021 (the “Convertible Promissory Notes”), a first priority lien on our assets and properties and the Convertible Promissory Notes include restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a minimum cash requirement. In addition, although the Securities Purchase Agreement we entered into with Lind in November 2021 provides that we may issue and sell to Lind additional convertible promissory notes, the issuances of such additional notes are subject to the satisfaction of certain conditions and milestones, which we may not be able to satisfy or achieve. Our inability to raise capital when needed may harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition and results of operations. For example:

•	we may be unable to obtain additional financing on acceptable terms, if at all;
•	our collaborators may terminate any development agreements covering these product candidates;
•	if any development agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;
•	if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization;
•	we may be subject to product liability or stockholder litigation; and
•	we may be unable to attract and retain key employees.

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

•	regulatory authorities may withdraw their approval of the product, or we or our partners may decide to cease marketing and sale of the product voluntarily;
•	we may be required to change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and
•	our reputation may suffer.

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

We intend to use our technology, including our licensed technology, knowledge and expertise to develop novel drugs to address some of the world’s most widespread and costly central nervous system, respiratory and other disorders, including orphan indications. We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining regulatory approval to commence one or more clinical trials;
•	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;
•	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;
•	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
•	recruiting and enrolling patients to participate in one or more clinical trials; and
•	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, the EMA or comparable foreign authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
•	inspection of the clinical trial operations or clinical trial site by the FDA, the EMA or comparable foreign authorities resulting in the imposition of a clinical hold;
•	unforeseen safety issues; or
•	lack of adequate funding to continue the clinical trial.

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

The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic, are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic may have a material adverse effect on our operations. We are actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. While the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the continued efficacy of such vaccines, and we do not yet know how businesses or our partners will operate in a post COVID-19 environment. The ultimate impact of the COVID-19 pandemic on our business, operations, or the global economy as a whole, remains highly uncertain, and a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. In addition, the COVID-19 pandemic may result in a reduction of patient enrollment, a loss of patient enrollment and other delays affecting our clinical trials.  Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

We intend to rely upon third-party CROs, medical institutions, clinical investigators and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices (“cGMP”) good clinical practices (“GCP”) and good laboratory practice (“GLP”), which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a new drug application (“NDA”) from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•	a product candidate may not be deemed safe or effective;
•	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from non-clinical or preclinical studies and clinical trials generated during development to be sufficient;
•	the FDA, the EMA or comparable foreign authorities may not approve our third-party manufacturers’ processes or facilities;
•	the FDA, the EMA or a comparable foreign authority may change its approval policies or adopt new regulations; or
•	our inability to obtain these approvals would prevent us from commercializing our product candidates.

We are pursuing the FDA 505(b)(2) NDA pathway for our lead product candidate, SLS-002, which presents certain additional development and commercialization risks as compared to a conventional 505(b)(1) NDA for an innovator product candidate. We may pursue this pathway for other product candidates as well.

For our lead product candidate (SLS-002) we are pursuing development in order to seek potential FDA approval under an abbreviated regulatory pathway called a 505(b)(2) NDA, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. We may also pursue this pathway for other of our product candidates. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval.

Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway, there is no assurance that such marketing approval will be obtained in a timely manner, or at all. The FDA may require us to perform additional nonclinical studies and clinical trials, and conduct other development work, to support any change from the reference listed drug (including with respect to the route of administration and drug delivery method and device), which presents uncertainty about the data that may ultimately be necessary and could be time-consuming and substantially delay our application for or potential receipt of marketing approval. Even if we are able to utilize the 505(b)(2) regulatory pathway, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug, including, for example a Risk Evaluation and Mitigation Strategy (“REMS”), which we anticipate will be required for our lead product candidate.

Also, as has been the experience of others in our industry, our competitors may file citizens’ petitions with the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for such product candidate.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidate. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations publication, or the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application.

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

If any of our product candidates receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, our manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA, EMA or comparable foreign authorities’ requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or other notices of possible violations;
•	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;
•	withdraw any regulatory approvals;
•	impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations; or
•	seize or detain products or require a product recall.

The FDA, the EMA and comparable foreign authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA, the EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA, the EMA or comparable foreign authorities as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal or administrative penalties, and seek fines against us. Such enforcement has become more common in the industry. The FDA, the EMA or comparable foreign authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

The pharmaceutical market for the treatment of major depressive disorder includes selective serotonin reuptake inhibitors (“SSRIs”), serotonin and norepinephrine reuptake inhibitors (“SNRIs”) and atypical antipsychotics. A number of these marketed antidepressants will be generic, and would be key competitors to SLS-002. These products include Forest Laboratory’s Lexapro/Cipralex (escitalopram) and Viibryd (vilazodone), Pfizer, Inc.’s Zoloft (sertraline), Effexor (venlafaxine) and Pristiq (desvenlafaxine), GlaxoSmithKline plc’s Paxil/Seroxat (paroxetine), Eli Lilly and Company’s Prozac (fluoxetine) and Cymbalta (duloxetine), AstraZeneca plc’s Seroquel (quetiapine) and Bristol-Myers Squibb Company’s Abilify (aripiprazole), among others.

Patients with treatment-resistant depression often require treatment with several antidepressants, such as an SSRI or SNRI, combined with an “adjunct” therapy such as an antipsychotic compound, such as AstraZeneca plc’s Seroquel (quetiapine) and Bristol-Myers Squibb Company’s Abilify (aripiprazole), or mood stabilizers, such as Janssen Pharmaceutica’s Topamax (topiramate). In addition, Janssen’s Spravato (intranasal esketamine), which has been approved for treatment-resistant depression and for depressive systems in adults with major depressive disorder with suicidal thoughts or actions, targets the NMDA receptor and is expected to have a faster onset of therapeutic effect as compared to currently available therapies.

Current treatments for Parkinson’s Disease (“PD”) are intended to improve the symptoms of patients. The cornerstone of PD therapy is levodopa, as it is the most effective therapy for reducing symptoms of PD. There are other drug therapies in development that will target the disease, such as gene and stem cell therapy and A2A receptor agonists.

We, or any future collaborators, may not be able to obtain orphan drug designation or orphan drug exclusivity for our product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In the United States and Europe, obtaining orphan drug approval may allow us to obtain financial incentives, such as an extended period of exclusivity during which only we are allowed to market the orphan drug. While we have received orphan drug designation for SLS-005 in Sanfilippo Syndrome and in spinocerebellar ataxia type 3 and in oculopharyngeal muscular dystrophy and we plan to seek orphan drug designation from the FDA for SLS-008 for the treatment of a pediatric indication, we, or any future collaborators, may not be granted orphan drug designations for our product candidates in the U.S. or in other jurisdictions.

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

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because FDA has taken the position that, under certain circumstances, another drug with the same active chemical and pharmacological characteristics, or moiety, can be approved for the same condition. Specifically, the FDA’s regulations provide that it can approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Ketamine is listed by the Drug Enforcement Administration (“DEA”) as a Schedule III controlled substance under the Controlled Substances Act. The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. In addition to federal scheduling, some drugs may be subject to state-level controlled substance laws and regulations and in some cases more broadly applicable or more extensive requirements than those determined by the DEA and FDA. Federal and state-level controlled substance laws impose a broad range of registration and licensure requirements along with requirements for systems and controls intended to provide security and reduce the risk of diversion and misuse, and to identify suspicious activities.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, such as the COVID-19 pandemic, power failures and numerous other factors.

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

SLS-002 is delivered by an intranasal delivery device and considered a drug-device combination product (the device having been developed by a third party is subject to a license agreement). When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. Additionally, quality or design concerns with the delivery system could delay or prevent regulatory approval and commercialization of our product candidates.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application (“MAA”) on a timely basis and must adhere to GLP and cGMP regulations enforced by the FDA, the EMA or comparable foreign authorities through their facilities inspection program. Some of our contract manufacturers may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or any of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Even if our product candidates obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the effectiveness of our approved product candidates as compared to currently available products;
•	patient willingness to adopt our approved product candidates in place of current therapies;
•	our ability to provide acceptable evidence of safety and efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	restrictions on use in combination with other products;
•	availability of alternative treatments;
•	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;
•	effectiveness of us or our partners’ sales and marketing strategy;
•	our ability to obtain sufficient third-party coverage or reimbursement; and
•	potential product liability claims.

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

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this legislation could limit the coverage and reimbursement rate that we receive for any of our approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted. The PPACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA increased manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate amount for both branded and generic drugs and revised the definition of “average manufacturer price”, which may also increase the amount of Medicaid drug rebates manufacturers are required to pay to states. The legislation also expanded Medicaid drug rebates and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the rebates due on those drugs. The Centers for Medicare & Medicaid Services, which administers the Medicaid Drug Rebate Program, also has proposed to expand Medicaid rebates to the utilization that occurs in the territories of the U.S., such as Puerto Rico and the Virgin Islands. Further, beginning in 2011, the PPACA imposed a significant annual fee on companies that manufacture or import branded prescription drug products and required manufacturers to provide a 50% discount off the negotiated price of prescriptions filled by beneficiaries in the Medicare Part D coverage gap, referred to as the “donut hole.” Legislative and regulatory proposals have been introduced at both the state and federal level to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products.

There have been public announcements by members of the U.S. Congress regarding plans to repeal and replace or amend and expand the PPACA and Medicare. For example, on December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law, which, among other things, eliminated the individual mandate requiring most Americans (other than those who qualify for a hardship exemption) to carry a minimum level of health coverage, effective January 1, 2019. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing approval testing and other requirements.

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

In Europe, the United Kingdom withdrew from the European Union on January 31, 2020 and began a transition period that ended on December 31, 2020. Although the ultimate effects of Brexit have yet to be seen, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for companies and increased restrictions on imports and exports throughout Europe, which could adversely affect our ability to conduct and expand our operations in Europe and which may have an adverse effect on our business, financial condition and results of operations. Additionally, Brexit may increase the possibility that other countries may decide to leave the EU in the future.

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

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business, financial condition and results of operations.

In the U.S., we are subject to various federal and state healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended, among other things, to reduce fraud and abuse in federal and state healthcare programs. The federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug, or other good or service for which payment in whole or in part may be made under a federal healthcare program, such as Medicare or Medicaid. Although we seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the federal Anti-Kickback Statute.

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

Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of February 25, 2022, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

Our management’s lack of public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage, and could require our management to devote additional time and resources to ensure compliance with applicable corporate governance requirements.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural or man-made disaster, such as an earthquake, power outages, hurricane, flood or fire, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;
•	higher-than-expected transaction and integration costs;
•	write-downs of assets or goodwill or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, and could have a material adverse effect on our business, financial condition and results of operations.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation (the “GDPR”), which took effect across all member states of the European Economic Area (the “EEA”) in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the California Consumer Privacy Act does exempt certain clinical trial data. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations. Similarly, failure to comply with federal and state laws regarding privacy and security of personal information could expose us to fines and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. If we fail to comply with these laws, we could be subject to civil or criminal liabilities, other remedial measures and legal expenses, be precluded from developing, manufacturing and selling certain products outside the United States or be required to develop and implement costly compliance programs, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “Bribery Act”) and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, in particular, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, the United Kingdom and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations (collectively referred to as “Trade Control Laws”). In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The Securities and Exchange Commission also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by U.S., United Kingdom or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our future collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

We may enter into collaboration agreements with U.S. and foreign academic institutions to accelerate development of our current or future preclinical product candidates. Typically, these agreements include an option for the company to negotiate a license to the institution’s intellectual property rights resulting from the collaboration. Even with such an option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to license rights from a collaborating institution, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our desired program.

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

Our license agreement with Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (the “Ligand License Agreement”), our license agreement with the Regents of the University of California (the “UC Regents License Agreement”), our license agreement with Duke University (the “Duke License Agreement”) and our license agreement with iX Biopharma Ltd. (the “iX License Agreement”, together with the Ligand License Agreement, the UC Regents License Agreement, and the Duke License Agreement, the “License Agreements”) are important to our business and we expect to enter into additional license agreements in the future. The License Agreements impose, and we expect that future license agreements will impose, various milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses could materially and adversely affect our business, financial condition and results of operations.

Pursuant to the terms of the Ligand License Agreement, the licensors each have the right to terminate the Ligand License Agreement with respect to the programs licensed by such licensor under certain circumstances, including, but not limited to: (i) if we do not pay an amount that is not disputed in good faith, (ii) if we willfully breach the Ligand License Agreement in a manner for which legal remedies would not be expected to make such licensor whole, or (iii) if we file or have filed against us a petition in bankruptcy or make an assignment for the benefit of creditors. In the event the Ligand License Agreement is terminated by a licensor, all licenses granted to us by such licensor will terminate immediately. Further, pursuant to the terms of the UC Regents License Agreement, the licensor has the right to terminate the UC Regents License Agreement or reduce our license to a nonexclusive license if we fail to achieve certain milestones within a specified timeframe. Similarly, pursuant to the terms of the Duke License Agreement and the iX License Agreement, each licensor has the right to terminate the Duke License Agreement or the iX License Agreement, as applicable, if we fail to achieve certain milestones within a specified timeframe.

In some cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we in-license, then we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we may control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including, but not limited to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors and our collaborators; and
•	the priority of invention of patented technology.

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

Under the terms of the Ligand License Agreement, we may be obligated to pay the licensor under the Ligand License Agreement up to an aggregate of approximately $126.7 million in development, regulatory and sales milestones. Similarly, under the terms of the iX License Agreement, we may be obligated to pay the licensor under the iX License Agreement up to an aggregate of approximately $239 million in development, regulatory and sales milestones. We will also be required to pay royalties on future worldwide net product sales. In addition pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG ("Vyera"), we may be obligated to pay an aggregate of approximately $92.5 million in development, regulatory and sales milestones and we will be required to pay royalties to Vyera on any net sales of SLS-002. We will also be required to pay up to an aggregate of approximately $17 million in development and regulatory milestones and royalties on any net sales of SLS-005 pursuant to our asset purchase agreement with Bioblast Pharma Ltd. These cash, milestone and royalty payments could adversely affect the overall profitability for us of any products that we may seek to commercialize.

We may not be able to protect our proprietary or licensed technology in the marketplace.

We depend on our ability to protect our proprietary or licensed technology. We rely on trade secret, patent, copyright and trademark laws, and confidentiality, licensing and other agreements with employees and third parties, all of which offer only limited protection. Our success depends in large part on our ability and any licensor’s or licensee’s ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary or licensed technology and products. We currently in-license some of our intellectual property rights to develop our product candidates and may in-license additional intellectual property rights in the future. We cannot be certain that patent enforcement activities by our current or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. We also cannot be certain that our current or future licensors will allocate sufficient resources or prioritize their or our enforcement of such patents. Even if we are not a party to these legal actions, an adverse outcome could prevent us from continuing to license intellectual property that we may need to operate our business, which would have a material adverse effect on our business, financial condition and results of operations.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Patents that we currently license and patents that we may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

•	the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;
•	there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;
•	the issued patents and patents that we may obtain or license in the future may not prevent generic entry into the market for our product candidates;
•	we, or third parties from whom we in-license or may license patents, may be required to disclaim part of the term of one or more patents;
•	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;
•	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;
•	there may be other patents issued to others that will affect our freedom to operate;
•	if the patents are challenged, a court could determine that they are invalid or unenforceable;
•	there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents we may own that adversely affects the scope of our patent rights;
•	a court could determine that a competitor’s technology or product does not infringe our licensed patents or any future patents we may own; and
•	the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.

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

We may not be able to enter into licensing arrangements or make other arrangements at a reasonable cost or on reasonable terms. Any inability to secure licenses or alternative technology could result in delays in the introduction of our products or lead to prohibition of the manufacture or sale of products by us. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition and results of operations. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

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

In addition, our licensed patents and patent applications, and patents and patent applications that we may apply for, own or license in the future, could face other challenges, such as interference proceedings, opposition proceedings, re-examination proceedings and other forms of post-grant review. Any of these challenges, if successful, could result in the invalidation of, or in a narrowing of the scope of, any of our licensed patents and patent applications and patents and patent applications that we may apply for, own or license in the future subject to challenge. Any of these challenges, regardless of their success, would likely be time consuming and expensive to defend and resolve and would divert our management and scientific personnel’s time and attention.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming and inherently uncertain. For example, the U.S. previously enacted and is currently implementing wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our licensed and future patent applications and the enforcement or defense of our licensed and future patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We intend to use registered or unregistered trademarks or trade names to brand and market ourselves and our products. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest, and it may be difficult and costly to register, maintain and/or protect our rights to these trademarks and trade names in jurisdictions in and outside of the United States. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We expect to employ individuals who were previously employed at other biopharmaceutical companies. Although we have no knowledge of any such claims against us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. To date, none of our employees have been subject to such claims.

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

Depending upon the timing, duration and specifics of FDA regulatory approval for our product candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. This period is generally one-half the time between the effective date of an investigational new drug application (“IND”) (falling after issuance of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Patent term restorations, however, cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval by the FDA.

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

Risks Related to Owning Our Common Stock

The market price of our common stock has been and will likely continue to be volatile.

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2021 our closing stock price ranged from $1.35 to $6.32 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results from, and any delays in, planned clinical trials for our product candidates, or any other future product candidates, and the results of trials of competitors or those of other companies in our market sector;
•	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
•	significant lawsuits, including patent or stockholder litigation;
•	inability to obtain additional funding;
•	failure to successfully develop and commercialize our product candidates;
•	changes in laws or regulations applicable to our product candidates;
•	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
•	unanticipated serious safety concerns related to any of our product candidates;
•	adverse regulatory decisions;
•	introduction of new products or technologies by our competitors;
•	failure to meet or exceed drug development or financial projections we provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
•	additions or departures of key scientific or management personnel;
•	changes in the market valuations of similar companies;
•	general economic and market conditions and overall fluctuations in the U.S. equity market;
•	public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

We must continue to satisfy the Nasdaq Capital Market’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, The Nasdaq Stock Market LLC (“Nasdaq”) will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

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

In addition, we have previously received similar notices from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Even though we regained compliance with the Nasdaq Capital Market’s minimum market value of listed securities requirement and minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

We will incur significant costs as a result of operating as a public company and our management will be required to devote substantial time to new compliance initiatives.

The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) as well as rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such insurance coverage.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2021, we have outstanding warrants to purchase an aggregate of approximately 2.6 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of December 31, 2021, 10,882,245 shares of our common stock were reserved for issuance under our equity incentive plans, of which 7,305,420 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.60 per share, 1,405,011 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 1,465,349 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. In addition, 2,400,000 shares of our common stock are issuable upon the vesting of a performance restricted stock unit award granted to Dr. Mehra that will vest upon our company achieving certain performance criteria established at the grant date and Dr. Mehra’s continued employment with us. Our stockholders will incur dilution to the extent that this restricted stock unit award vests. Furthermore, at any time following nine-months from the date of issuance of the Convertible Promissory Notes, from time to time and before the maturity date of such Convertible Promissory Note, each holder thereof will have the option to convert any portion of the then-outstanding principal amount of such holder’s Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization payments on the Convertible Promissory Notes in shares of our common stock. Any issuances of shares of our common stock pursuant to the Convertible Promissory Notes will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

The Financing Warrants contain price-based adjustment provisions which, if triggered, may cause substantial additional dilution to our stockholders.

On October 16, 2018, we entered into a Securities Purchase Agreement with the investors listed on the Schedule of Buyers attached thereto, as amended, pursuant to which, among other things, we issued warrants to purchase shares of our common stock (the “Financing Warrants”).

The outstanding Financing Warrants contain price-based adjustment provisions, pursuant to which the exercise price of the Financing Warrants may be adjusted downward in the event of certain dilutive issuances by us.

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of December 31, 2021, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

Certain provisions of Nevada corporate law deter hostile takeovers. Specifically, Nevada Revised Statutes (“NRS”) 78.411 through 78.444 prohibit a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of two years following the date the person first became an interested stockholder, unless (with certain exceptions) the “combination” or the transaction by which the person became an interested stockholder is approved in a prescribed manner. Generally, a “combination” includes a merger, asset or stock sale, or certain other transactions resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, beneficially owns or within two years prior to becoming an “interested stockholder” did own, 10% or more of a corporation’s voting power. While these statutes permit a corporation to opt out of these protective provisions in its articles of incorporation, our articles of incorporation do not include any such opt-out provision.

Nevada’s “acquisition of controlling interest” statutes, NRS 78.378 through 78.3793, contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These statutes provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares that it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. While these statutes permit a corporation to opt out of these protective provisions in its articles of incorporation or bylaws, our articles of incorporation and bylaws do not include any such opt-out provision.

Further, NRS 78.139 also provides that directors may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to or not in the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies or constituencies pursuant to NRS 78.138(4).

Our net operating loss carryforwards and certain other tax attributes may be subject to limitations. The net operating loss carryforwards and certain other tax attributes of us may also be subject to limitations as a result of certain prior ownership changes.

In general, a corporation that undergoes an “ownership change” as defined in Section 382 of the United States Internal Revenue Code of 1986, as amended, is subject to limitations on its ability to utilize its pre-change net operating loss carryforwards to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders beneficially owning five percent or more of a corporation’s common stock, applying certain look-through and aggregation rules, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, generally three years. We may have experienced ownership changes in the past and may experience ownership changes in the future. It is possible that our net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of ownership changes in the past. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting, reduced disclosure obligations regarding executive compensation and not being required to provide disclosures regarding quantitative and qualitative disclosures about market risk in our Annual Reports on Form 10-K.

We have elected to take advantage of certain of these exemptions in the past and may continue to choose to take advantage of some, but not all, of them in the future. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, which may result in additional stock price volatility.

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

On February 25, 2022, the last reported sales price for our common stock on the Nasdaq Capital Market was $1.06 per share, and we had approximately 109 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company ("DTC"). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders.

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the COVID-19 outbreak, most of our employees worked remotely. Up until the fourth quarter of 2021, we had not experienced any significant delays with our past or ongoing clinical trials for SLS-002, nor our start up activities for clinical trials for SLS-005. During the fourth quarter of 2021 and through the issuance of this report, we have experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant. Additionally, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the first quarter of 2022, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the FDA or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, although, if the pandemic continues at its current rate into the middle of 2022, it could have a material adverse impact on our business. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

On January 24, 2019, our company (which was formerly named “Apricus Biosciences, Inc.”), completed a business combination with Seelos Therapeutics, Inc., a Delaware corporation (“STI”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) entered into on July 30, 2018. Pursuant to the Merger Agreement, (i) a former subsidiary of ours merged with and into STI, with STI (renamed “Seelos Corporation”) continuing as a wholly-owned subsidiary of ours and the surviving corporation of the merger and (ii) our company was renamed “Seelos Therapeutics, Inc.” (the “Merger”).

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (ASIB) in Major Depressive Disorder (MDD)	Phase II	Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	Startup activities completed; on February 28, 2022, we announced dosing of the first participants in the registrational study

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	Startup activities initiated

	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Considering studies to advance into late stage trials
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
Peptide Inhibitor

Lead Programs

Our lead programs are currently SLS-002 for the potential treatment of Acute Suicidal Ideation and Behavior (“ASIB”) in patients with Major Depressive Disorder (“MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered.

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (“FDA”) and received guidance to conduct a Phase II proof of concept (“PoC”) study of SLS-002 for ASIB in patients with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA's expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and is being followed by Part 2, which is a double blind, placebo-controlled study of approximately 120 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the POC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale ("MADRS"), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS twenty-four hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we are planning to increase the subjects in Part 2 to increase the sample size and power to support a potential marketing application.

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain-barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS, SCA and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB ("TFEB"), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have begun the start up activities for a Phase IIb/III study for SCA.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson’s Disease (“PD”), SLS-008, targeted at chronic inflammation in asthma, atopic dermatitis and orphan indications such as pediatric esophagitis, SLS-010 in narcolepsy and related disorders and SLS-012, an injectable therapy for post-operative pain management.

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in subjects with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 6, 2021.

SLS-005 is undergoing startup activities for clinical studies in ALS and SCA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have begun the start up activities for a Phase IIb/III study for SCA. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha ("SNCA") gene responsible for expressing alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells of a PD patient, modified the expression on alpha-synuclein ("α-synuclein") and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/Cas9-unit to achieve constitutive activation and inducible suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study.

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

SLS-007 is a rationally designed peptide-based approach, targeting the nonamyloid component core ("NACore") of α-synuclein to inhibit the protein from aggregation. Recent in vitro and cell culture research has shown that SLS-007 has the ability to stop the propagation and seeding of α-synuclein aggregates. We will evaluate the potential for in vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti-α-synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral ("AAV") vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the preformed α-synuclein fibril rodent model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. This preclinical study is designed to establish the in vivo pharmacokinetic and pharmacodynamic profiles and target engagement parameters of SLS-007.

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

•	advancing SLS-002 in ASIB in MDD and post-traumatic stress disorder;
•	advancing SLS-004 in PD;
•	advancing SLS-005 in ALS, SCA and Sanfilippo Syndrome;
•	advancing SLS-007 in PD as a monotherapy; and
•	acquiring synergistic assets in the CNS therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Results of Operations

Operating Expense

Operating expense for the years ended December 31, 2021 and 2020 was as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Operating expense
Research and development	$46,649	$10,984	$35,665	325%
General and administrative	15,020	7,775	7,245	93%
Total operating expense	$61,669	$18,759	$42,910	229%

Research and Development Expenses

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $35.7 million increase in R&D expense during the year ended December 31, 2021, as compared to the same period in 2020, is detailed as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
Research and development expenses
License payments	$18,140	$193	$17,947	n/a
Clinical trial expenses	17,382	4,868	12,514	257%
Manufacturing expenses	5,592	1,792	3,800	212%
Employee compensation	3,370	1,828	1,542	84%
Contract consulting expenses	1,454	1,837	(383)	-21%
Other research and development expenses	711	466	245	53%
Total research and development expenses	$46,649	$10,984	$35,665	325%

The $35.7 million increase in R&D expense during the year ended December 31, 2021, as compared to the same period in 2020, resulted primarily from an increase in license fees of approximately $17.9 million, clinical trial costs of approximately $12.5 million, and manufacturing costs to support increased clinical activity of $3.8 million. These increases were partially offset by a decrease in external consulting costs of approximately $0.4 million.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $7.2 million during the year ended December 31, 2021, as compared to the same period in 2020. This increase was primarily due to non-cash stock-based compensation of approximately $6.0 million, of which $4.9 million relates to vesting of a performance stock unit award in the fourth quarter of 2021, and additional costs including, but not limited to, legal fees costs of approximately $0.5 million during the year ended December 31, 2021. This increase was partially offset by decreases in investor relations costs during the year ended December 31, 2021 of $0.1 million.

Other Income and Expense

Other income and expense for the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Other income (expense)
Interest income	$113	$45	$68
Interest expense	(1,598)	(164)	(1,434)
Change in fair value of derivative liability	(369)	-	(369)
Change in fair value of convertible notes	230	-	230
Net loss on extinguishment of debt	(2,387)	-	(2,387)
Gain on forgiveness of debt	149	-	149
Change in fair value of warrant liabilities	(517)	(223)	(294)
Total other income (expense)	$(4,379)	$(342)	$(4,037)

Interest Income

Interest income was $113,000 and $45,000 for the years ended December 31, 2021 and 2020, respectively. The increase in interest income was primarily related to higher average cash balances during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Interest Expense

Interest expense was $1.6 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The increase was due to the issuance of convertible notes in December 2020.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0.4 million for the years ended December 31, 2021. This change is due to the revaluation of the embedded derivative resulting from our license agreement with iX Biopharma Europe Ltd., which is required to be revalued at each reporting period, with changes in fair value reflected in earnings.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $0.2 million and $0 for the years ended December 31, 2021 and 2020, respectively. This change is due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $2.4 million and $0 for the years ended December 31, 2021 and 2020, respectively. This loss was primarily due to the termination agreement with Lind Global Asset Management II, LLC (“Lind”), whereby we issued Lind 406,250 shares with a fair value of $1.4 million, as well as losses on extinguishments recognized on other principal payments on our 2020 convertible notes during the period.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $149,000 and $0 for the years ended December 31, 2021 and 2020, respectively. This gain was due to the forgiveness of our outstanding PPP loan, which we received in June 2021.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $0.4 million and $1.0 million at December 31, 2021 and 2020, respectively. The change in fair value of warrant liabilities of $0.5 million during the year ended December 31, 2021 is due to revaluation of the Series A warrants during such period. The change in fair value of warrant liabilities of $0.2 million during the year ended December 31, 2020 was due to revaluation of the Series A and Series B warrants during such period.

Liquidity, Capital Resources and Financial Condition

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, we had $78.7 million in cash and an accumulated deficit of $141.2 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our consolidated financial statements), the sale of common stock (see Note 6 to our consolidated financial statements) and the exercise of warrants (see Note 10 to our consolidated financial statements).

On November 23, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), we issued and sold to Lind V, in a private placement transaction (the “Private Placement”), in exchange for the payment by Lind V of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million (the “Principal Amount”), which will bear no interest until the first anniversary of the issuance of the First Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024 (the “Maturity Date”), and (2) 534,759 shares (the “2021 Closing Shares”) of our common stock.

At the first anniversary of the Closing Date, we shall have the option, at our sole discretion, to issue to Lind V a convertible promissory note (the “Second Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. At the earlier of (i) the two-year anniversary of the Closing Date, or (ii) the successful readout for SLS-005 in ALS, and subject to the mutual agreement of us and Lind V, we shall issue to Lind V a convertible promissory note (the “Third Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. In the event of the filing of a new drug application with the U.S. Food & Drug Administration for either SLS-002 or SLS-005, and subject to the mutual agreement of us and Lind V, we shall issue to Lind a convertible promissory note (the “Fourth Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. The Second Note, the Third Note and the Fourth Note, if issued, would be in substantially the same form as the 2021 Note. See Note 9 to our consolidated financial statements for further discussion.

On December 2, 2021, we entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the Securities Purchase Agreement, pursuant to which we sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes (the “December 2021 Notes”) in an aggregate principal amount of $221,688, which will bear no interest and mature on December 2, 2024, and (ii) an aggregate of 5,388 shares of our common stock. These notes have substantially the same terms as the 2021 Note.

On May 24, 2021, we completed an underwritten public offering pursuant to which we sold 22,258,066 shares of our common stock at a price to the public of $3.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,903,226 additional shares of common stock. The net proceeds to us from the offering were $64.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us (see Note 6 to our consolidated financial statements). We used $7.3 million of the net proceeds from the offering for the partial repayment of the Notes (as defined below).

On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were approximately $33.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We used $3.8 million of the net proceeds from the offering for the partial repayment of the Notes.

On December 11, 2020, we entered into a Securities Purchase Agreement (the “Lind Securities Purchase Agreement”) with Lind Global Asset Management II, LLC (the "Investor") pursuant to which, among other things, on December 11, 2020, we issued and sold to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $10,000,000, (1) a convertible promissory note (the "2020 Note") in an aggregate principal amount of $12,000,000 (the "Principal Amount"), which did not bear interest and was to mature on December 11, 2022 (the "Maturity Date"), and (2) 975,000 shares (the "2020 Closing Shares") of our common stock. At any time following June 11, 2021, and from time to time before the Maturity Date, the Investor had the option to convert any portion of the then-outstanding Principal Amount of the 2020 Note into shares of common stock at a price per share of $1.60, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the "Conversion Price"). Prior to June 11, 2021, we had the right to prepay up to sixty-six and two-thirds percent (662/3%) of the then-outstanding Principal Amount of the 2020 Note with no penalty. Subject to certain exceptions, we were required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2020 Note, unless waived by the Investor in advance. The 2020 Note began amortizing in June 2021 and was to amortize in eighteen monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2020 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments were to be payable solely in cash, plus a 2% premium. On June 14, 2021, we and the Investor entered into an Acknowledgment and Termination Agreement, pursuant to which we agreed to issue to the Investor an aggregate of 406,250 additional shares of our common stock (the “Lind Shares”) and to pay the Investor the remaining principal amount of $790,804 (the “Final Payment”) in full satisfaction of our remaining obligations to the Investor under the 2020 Note. We issued the Lind Shares and made the Final Payment to the Investor, and the Lind Securities Purchase Agreement and the 2020 Note terminated, effective June 15, 2021.

On December 17, 2020, we entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the Lind Securities Purchase Agreement (the "December 17 SPAs"), pursuant to which we sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023, (1) convertible promissory notes (the "December 17 Notes") in an aggregate principal amount of $1,365,628, which did not bear interest and was to mature on December 17, 2022, and (2) an aggregate of 110,956 shares of our common stock. On December 18, 2020, we entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the Lind Securities Purchase Agreement (the "December 18 SPA" and, together with the December 17 SPAs, the "Subsequent Securities Purchase Agreements"), pursuant to which we sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,373, (1) a convertible promissory note (the "December 18 Note" and, together with the December 17 Notes, the "Subsequent Notes," and, together with the Note, the "Notes") in an aggregate principal amount of $323,247, which did not bear interest and was to mature on December 18, 2022, and (2) 26,263 shares of our common stock. The Subsequent Securities Purchase Agreements were entered into with certain accredited investors pursuant to the right to participate in future offerings provided to the accredited investors in connection with the registered direct offering we completed in September 2020. The Subsequent Securities Purchase Agreements had substantially the same terms as the Lind Securities Purchase Agreement, and the Subsequent Notes had substantially the same terms as the Note. In connection with the Subsequent Securities Purchase Agreements, we repaid $1.4 million of principal amount of the Note on January 8, 2021. On July 7, 2021, we and the holder of the December 18 Note (the “December 18 Note Holder”) entered into an Acknowledgement and Termination Agreement, pursuant to which: (i) the December 18 Note Holder agreed to return to us $42,777 in cash (the “Repayment”) previously paid by us to the December 18 Note Holder as a payment against our obligations under the December 18 Note, and (ii) we agreed to issue to the December 18 Note Holder an aggregate of 43,664 additional shares of our common stock (the “December 18 Note Shares”) in full satisfaction of our remaining obligations to the December 18 Note Holder under the December 18 Note. The December 18 Note Holder paid us the Repayment and we issued the December Note Shares, and the December 18 SPA and the December 18 Note terminated, effective July 7, 2021.

On September 4, 2020, we entered into a Securities Purchase Agreement with certain institutional investors (the “September 2020 Securities Purchase Agreement”), pursuant to which we issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.4 million, after deducting the placement agent's fees and offering expenses (see Note 6 to our consolidated financial statements). We also agreed to issue to the investors unregistered warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the “September 2020 Warrants”). The September 2020 Warrants have an exercise price of $0.84 per share of common stock, will be exercisable six months from the date of issuance and will expire on March 9, 2026. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $0.79.

On May 4, 2020, we qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the "PPP Lender"), for an aggregate principal amount of approximately $147,000 (the "PPP Loan"). The PPP Loan bore interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, had a term of two years and was unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan was subject to forgiveness under the Paycheck Protection Program upon our request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by us. We applied for and received full forgiveness of the PPP Loan with respect to those covered expenses and recorded a gain on forgiveness of debt during the year ended December 31, 2021.

On March 16, 2020, we completed an underwritten public offering pursuant to which we sold 7,500,000 shares of our common stock at a price to the public of $0.60 per share. The net proceeds to us from this offering were approximately $4.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

On February 13, 2020, we completed an underwritten public offering, pursuant to which we sold 6,666,667 shares of our common stock at a price to the public of $0.75 per share. On February 19, 2020, we sold an additional 999,999 shares of our common stock at a price to the public of $0.75 per share pursuant to the full exercise of the underwriters’ option to cover over-allotments. The net proceeds to us from this offering were approximately $5.0 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

During the years ended December 31, 2021 and 2020, we received approximately $7.3 million and $45 thousand, respectively, in proceeds from the exercise of warrants to purchase approximately 7.4 million and 154 thousand shares of our common stock, respectively.

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments. In addition, pursuant to the amended and restated license agreement with Stuart Weg, M.D., we made an additional cash payment of $0.2 million to Stuart Weg in January 2022. We believe that in order for us to meet our obligations arising from normal business operations for the next twelve months, we will require additional capital in the form of equity, debt or both. Without additional capital, our ability to continue to operate will be limited. Our accompanying audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we not be able to continue as a going concern.

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

We may need to raise substantial additional funds, and if we do so, we may do so through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. No assurances can be given that we will be able to obtain additional financing.

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2021	2020
Net cash (used in) provided by operations
Net cash used in operating activities	$(48,995)	$(20,913)
Net cash provided by financing activities	112,067	26,314
Net increase (decrease) in cash	$63,072	$5,401

Operating Activities

Cash used in operating activities of $49.0 million in the year ended December 31, 2021 was primarily due to the net loss of $66.0 million and changes in operating assets and liabilities of $1.4 million, which was partially offset by $8.3 million in stock compensation expense and $5.6 million in non-cash research and development expense of licenses acquired.

Cash used in operating activities of $20.9 million in the year ended December 31, 2020 was primarily due to the net loss of $19.1 million and changes in operating assets and liabilities of $4.5 million, which was partially offset by $2.0 million in stock compensation expense.

Investing Activities

No cash was used in investing activities during the years ended December 31, 2021 or 2020.

Financing Activities

Cash provided by financing activities of $112.1 million in the year ended December 31, 2021 was primarily due to the proceeds from our May 2021 and January 2021 public offerings, as well as proceeds from the issuance and sale of the 2021 Note and the 2021 Closing Shares.

Cash provided by financing activities of $26.3 million in the year ended December 31, 2020 was primarily due to the proceeds from the exercise of warrants, the proceeds from the issuance and sale of the 2020 Note and the 2020 Closing Shares, the issuance and sale of common stock pursuant to the September 2020 Securities Purchase Agreement, the PPP Loan, and proceeds from our February 2020 and March 2020 public offerings.

Contractual Obligations

We have entered into long-term agreements with certain manufacturers and suppliers that require us to make contractual payment to these organizations. Further, we have entered into certain material contracts with contract research organizations for our SLS-002, SLS-005, and other clinical programs, which include varying cancellation fees in the event we delay or cancel our studies with them. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

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

Accrual of Research and Development Expenses

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires us to estimate our dividend yield rate, expected volatility and risk-free interest rate over the life of the option. The use of estimates on these factors may cause the fair value of the option to be under or overestimated (see Note 11 to our consolidated financial statements for the current estimates used in the Black-Scholes option pricing model).

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

Valuation of Convertible Notes

Our outstanding Note and December 2021 Notes are accounted for under the fair value option in the accompanying consolidated balance sheets, as permitted under Accounting Standards Codification Topic 825, Financial Instruments. The convertible notes were recorded at fair value using a Monte-Carlo simulation model. The convertible notes are re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Seelos Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seelos Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the measurement of fair value of the convertible note with Lind V

As discussed in Notes 4 and 9 to the consolidated financial statements, the Company completed several convertible note offerings during the year ended December 31, 2021, including an offering with Lind Global Asset Management V, LLC (Lind V). The Company received aggregate gross proceeds of $20.2 million from the convertible note offerings and elected to account for these convertible notes at fair value. The estimated fair value of the convertible notes as of December 31, 2021 was $18.9 million, which included the convertible note with Lind V. The Company used a Monte Carlo simulation model to estimate the fair value of the convertible notes.

We identified the assessment of the measurement of fair value of the convertible note with Lind V as of December 31, 2021 as a critical audit matter. This matter required the involvement of valuation professionals with specialized skills and knowledge to assess the Company’s model used to value the convertible note.

The following is the primary procedure we performed to address this critical audit matter. We assessed the valuation model by involving valuation professionals with specialized skills and knowledge who assisted by independently developing a range of fair values of the convertible note with Lind V and comparing it to the amount recorded by the Company.

We have served as the Company’s auditor since 2017.

Short Hills, New Jersey
March 4, 2022

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets
Cash	$78,734	$15,662
Prepaid expenses and other current assets	4,727	1,832
Total current assets	83,461	17,494
Operating lease right-of-use asset	39	-
Total assets	$83,500	$17,494

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,693	$1,887
Accrued expenses	3,728	1,924
Licenses payable	200	125
Convertible debt	-	2,431
Short-term portion of convertible notes payable, at fair value	1,030	-
Derivative liability	1,174
Warrant liabilities, at fair value	424	1,062
Operating lease liability	38	-
Total current liabilities	8,287	7,429

Licenses payable, long-term	-	200

Note payable	-	147
Convertible notes payable, at fair value	17,890	-
Convertible debt, long-term	-	7,146
Total liabilities	26,177	14,922

Commitments and contingencies (note 13)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 240,000,000 and 120,000,000 shares authorized, 105,500,445 and 54,535,891 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	105	54
Additional paid-in-capital	198,428	77,680
Accumulated deficit	(141,210)	(75,162)
Total stockholders’ equity	57,323	2,572
Total liabilities and stockholders’ equity	$83,500	$17,494

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Operating expense
Research and development	$46,649	$10,984
General and administrative	15,020	7,775
Total operating expense	61,669	18,759
Loss from operations	(61,669)	(18,759)

Other income (expense)
Interest income	113	45
Interest expense	(1,598)	(164)
Change in fair value of derivative liability	(369)	-
Change in fair value of convertible notes	230	-
Net loss on extinguishment of debt	(2,387)	-
Gain on forgiveness of debt	149	-
Change in fair value of warrant liabilities	(517)	(223)
Total other income (expense)	(4,379)	(342)
Net loss and comprehensive loss	$(66,048)	$(19,101)

Net loss per share basic and diluted	$(0.73)	$(0.43)

Weighted-average common shares outstanding basic and diluted	90,890,061	44,766,640

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2019	27,028,533	$27	$56,027	$(56,061)	$(7)
Stock-based compensation expense	-	-	2,044	-	2,044
Issuance of common stock for prepaid services	400,000	-	330	-	330
Issuance of common stock for license acquired	1,809,845	2	2,441	-	2,443
Issuance of common stock, net of issuance costs	15,166,666	15	8,835	-	8,850
Warrants exercised for cash	153,628	-	169	-	169
Issuance of common stock and warrants, pursuant to Securities Purchase Agreement, net of issuance costs	1,112,219	1	1,378	-	1,379
Issuance of common stock and warrants, pursuant to September 2020 Securities Purchase Agreement, net of issuance costs	8,865,000	9	6,356	-	6,365
Net loss	-	-	-	(19,101)	(19,101)
Balance as of December 31, 2020	54,535,891	54	77,680	(75,162)	2,572
Stock-based compensation expense	-	-	8,347	-	8,347
Issuance of common stock, options exercised	79,138	-	102	-	102
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for license acquired	2,570,266	3	4,830	-	4,832
Issuance of common stock for settlement of debt	406,250	-	1,377	-	1,377
Issuance of common stock for conversion of debt	69,065	-	138	-	138
Issuance of common stock, ESPP	80,009	-	104	-	104
Issuance of common stock, pursuant to 2021 Securities Purchase Agreements	540,147	1	1,051	-	1,052
Warrants exercised for cash	7,431,125	7	8,401	-	8,408
Issuance of common stock, net of issuance costs	39,788,554	40	97,917	-	97,957
Net loss	-	-	-	(66,048)	(66,048)
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(66,048)	$(19,101)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,347	2,044
Shares issued for services	-	124
Research and development expenses - license acquired	5,637	192
Change in fair value of warrant liability	517	223
Change in fair value of convertible notes payable	(230)	-
Change in fair value of derivative liability	369	-
Gain on forgiveness of note payable	(149)	-
Net loss on extinguishment of convertible debt	2,387	-
Amortization of debt discount	1,582	150
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,894)	(791)
Accounts payable	(194)	1,091
Accrued expenses	1,806	5
Licenses payable	(125)	(4,850)
Net cash used in operating activities	(48,995)	(20,913)
Cash flows provided by financing activities
Payment of convertible note	(13,551)	-
Proceeds from issuance of common stock, net of issuance costs	97,957	8,850
Proceeds from issuance of common stock and convertible notes payable	20,203	10,907
Proceeds from issuance of common stock and warrants, pursuant to Securities Purchase Agreement, net of issuance costs	-	6,365
Proceeds from exercise of warrants	7,252	45
Proceeds from exercise of options	102	-
Proceeds from sales of common stock under ESPP	104	-
Proceeds from note payable	-	147
Net cash provided by financing activities	112,067	26,314
Net increase in cash	63,072	5,401
Cash, beginning of period	15,662	10,261
Cash, end of period	$78,734	$15,662

Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$11
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$1,155	$124
Right-of-use assets obtained in exchange for operating lease liabilities	$75	$-
Issuance of common stock for convertible notes	$69	$-
Issuance of common stock for settlement of debt	$1,377	$-
Extinguishment of beneficial conversion feature	$1,519	$-
Issuance of common stock for iX Biopharma license	$4,832	$-
Issuance of common stock for license payable	$-	$2,443

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Seelos Therapeutics, Inc. and its subsidiaries (the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006, SLS-007 for the potential treatment of Parkinson’s Disease (“PD”) and SLS-008, which is being developed for the potential treatment of an undisclosed indication, but may also be targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s financial statements relate to the valuation of warrants, valuation of convertible notes payable, and the valuation of stock options. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as accounts payable and accrued expenses approximate their related fair values due to the short-term nature of these instruments.

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

Fair Value Option

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for its November 2021 and December 2021 convertible notes (collectively, the “2021 Convertible Notes”). In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Consolidated Statement of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

Fair Value Measurements

The Company follows the accounting guidance in the FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

The following potentially dilutive securities outstanding for the year ended December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Outstanding stock options	7,306	5,120
Restricted stock units	2,400	-
Outstanding warrants	2,635	10,066
Convertible debt	3,704	8,556

	16,045	23,742

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

Performance share awards are initially valued based on the Company’s closing stock price on the date of grant. The number of performance share awards that vest will be determined based on the achievement of specified performance milestones by the end of the performance period. Compensation expense for performance awards is recognized over the service period and will vary based on remeasurement during the performance period. If achievement of the performance milestone is not probable of achievement during the performance period, compensation expense is reversed.

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

In August 2020, the FASB issued ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company does not expect the adoption of ASU 2020-06 to have an impact on its consolidated financial statements and related disclosures.

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

The Company has limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021, the Company had $78.7 million in cash and an accumulated deficit of $141.2 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and the exercise of warrants (see Note 10).

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the release date of this Annual Report on Form 10-K. Based on such evaluation and the Company's current plans (including the ongoing clinical programs for SLS-002, SLS-005; and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of December 31, 2021 are not sufficient to satisfy its operating cash needs for at least one year.

The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company’s product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders.

3. Business Combination

On January 24, 2019, the Company (which was formerly known as “Apricus Biosciences, Inc.”) (“Apricus”) completed the business combination with Seelos Therapeutics, Inc., a Delaware corporation (“STI”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization entered into on July 30, 2018 (the “Merger Agreement”). Pursuant to the Merger Agreement, (i) a former subsidiary of the Company merged with and into STI, with STI (renamed “Seelos Corporation”) continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger and (ii) the Company was renamed “Seelos Therapeutics, Inc.” (the “Merger”).

The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of Apricus were nominal at the close of the Merger. STI was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) STI stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for STI common stock owned the majority of the Company immediately following the effective time of the Merger, (ii) STI holds the majority (four of five) of board seats of the combined company, and (iii) STI’s management holds all key positions in the management of the combined company.

STI acquired no tangible assets and assumed no employees or operation from Apricus. Additionally, Apricus’ intellectual property was considered to have no value. The remaining Apricus liabilities had a fair value of approximately $300 thousand.

In connection with the Merger, the Company and STI entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right (“CVR”) for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus’ U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the “CVR Product Candidate”). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus’ CVR Product Candidate intangible asset, including any milestone payments (the “Contingent Payments”), less reasonable transaction expenses. The Company is entitled to retain the first $500,000 and 10% of any Contingent Payments. The Company has agreed to pay up to $500,000 of such Contingent Payments that it receives to a third party pursuant to a settlement agreement between the Company and the third party. The Company assigned no value to the CVR Product Candidate intangible asset as of December 31, 2021 or the CVR in the acquisition accounting.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. At time of issuance, the derivative liability at fair value was recognized using Level 3 inputs as no observable inputs were available at the time in the market. At December 31, 2021, the derivative liability has been reclassed as a Level 1 input as the significant inputs were known and observable. There were no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements
	as of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$78,734	$-	$-	$78,734
Liabilities:
Convertible notes payable, at fair value	$-	$-	$18,920	$18,920
Derivative liability, at fair value	1,174	-	-	1,174
Warrant liabilities, at fair value	-	-	424	424
	$1,174	$-	$19,344	$20,518

	Fair Value Measurements
	as of December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,662	$-	$-	$15,662
Liabilities:
Warrant liabilities, at fair value	$-	$-	$1,062	$1,062

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach.

The Company measures the 2021 Convertible Notes, derivative liability and warrant liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the convertible notes payable, derivative liability and warrant liabilities related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the convertible notes payable, derivative liability and warrant liabilities may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

Derivative Liability

The derivative liability represents the fair value of the “Shortfall Amount” provision provided for in the license agreement with iX Biopharma Europe Limited. See Note 7.

At issuance, the fair value of the embedded derivative was estimated by using a Monte Carlo simulation model. As of December 31, 2021, the Company determined it was probable it would settle the Shortfall Amount in cash and estimated the fair value based on a probability weighted market approach.

Year Ended
December 31, 2021
Risk-free interest rate	0.13%
Volatility	110%
Dividend yield	-%
Expected term (years)	0.11
Stock price	$1.88

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of December 31, 2021:

Year Ended
December 31, 2021
Risk-free interest rate	0.90% - 0.95%
Volatility	113% - 114%
Dividend yield	-%
Contractual term (years)	3
Stock price	$1.74 - 1.95

Warrant Liabilities

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.75%	0.18%
Volatility	110.55%	116.77%
Dividend yield	-%	-%
Expected term (years)	2.07	3.07
Weighted-average fair value	$1.40	$1.40

The following table is a reconciliation for the common stock warrant liabilities, derivative liability, and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

	Warrant	Derivative	Convertible notes,
	liabilities	liability	at fair value
Balance as of December 31, 2019	$963	$-	$-
Warrant liability reclassified to stockholders' equity	(124)	-	-
Change in fair value measurement of warrant liability	223	-	-
Balance as of December 31, 2020	$1,062	$-	$-
Warrant liability reclassified to stockholders' equity	(1,155)	-	-
Issuance of convertible notes, at fair value	-	-	19,150
Issuance of derivative liability	-	805	-
Change in fair value measurement of derivative liability	-	369	-
Change in fair value measurement of convertible notes	-	-	(230)
Change in fair value measurement of warrant liability	517	-	-
Balance as of December 31, 2021	$424	$1,174	$18,920

For the years ended December 31, 2021 and 2020, the changes in fair value of the convertible notes, derivative liability and warrant liability primarily resulted from the volatility of the Company’s common stock.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$59	$50
Prepaid clinical costs	4,481	1,743
Other	187	39
Prepaid expenses and other current assets	$4,727	$1,832

6. Common Stock Offerings

Securities Purchase Agreements

November 2021 and December 2021 Convertible Notes and Private Placement

Between November 2021 and December 2021, the Company issued an aggregate of 540,147 shares of common stock in conjunction with the issuance of convertible notes at a discount for aggregate gross proceeds of $20.2 million (see Note 9).

December 2020 Convertible Note and Private Placement

In December 2020, the Company sold 1,112,219 shares of common stock in conjunction with the issuance of convertible notes at a discount for aggregate net proceeds of $10.9 million (see Note 9).

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

2019 Registered Direct Offering and Concurrent Private Placement

On August 23, 2019, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of 4,475,000 shares of common stock in a registered direct offering, resulting in total gross proceeds of approximately $6.7 million, before deducting the placement agents’ fees and other estimated offering expenses. The shares were offered by the Company pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on November 2, 2017, as amended. The Company issued to the investors warrants to purchase up to 2,237,500 shares of common stock in a concurrent private placement (the “August 2019 Warrants”). The August 2019 Warrants have an exercise price of $1.78 per share of common stock, will be exercisable six months from the date of issuance and will expire four years following the date of issuance. The combined purchase price for one share and one warrant to purchase half of a share of common stock in the offerings was $1.50. Roth Capital Partners, LLC (“Roth”) served as the placement agent for the issuance and sale of the shares and the warrants, and the Company paid Roth an aggregate fee equal to 7.0% of the gross proceeds received by the Company in the offerings.

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

Stock Purchase Agreement with iX Biopharma Europe Limited

On November 24, 2021, the Company entered in an exclusive license agreement and stock purchase agreement (the “iXBEL Stock Purchase Agreement”) with iX Biopharma Europe Limited (“iXBEL”). As consideration for the license under the license agreement, the Company paid iXBEL an upfront fee of $9.0 million, comprised of $3.5 million in cash and 2,570,266 restricted shares of the Company’s common stock. Pursuant to the iXBEL Stock Purchase Agreement, the Company agreed to reimburse iXBEL for the difference in value (the “Shortfall Amount”) in the event the aggregate value of the 2,570,266 shares of the Company’s common stock at the time of registration and issuance was less than $5.5 million. The initial fair value of this Shortfall Amount was $0.8 million and in January 2022, the Company settled the Shortfall Amount by the payment of $1.2 million in cash to iXBEL. The change in fair value of the Shortfall Amount is included in Change in fair value of derivative liability on the Consolidated Statement of Operations and Comprehensive Loss (see Note 4).

Stock Purchase Agreement with Vyera

On January 2, 2020, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vyera, pursuant to which the Company issued to Vyera 1,809,845 registered shares of the Company's common stock (the “Shares”). The Company entered into the Stock Purchase Agreement in accordance with an asset purchase agreement with Vyera , as amended by the amendment entered into on October 15, 2019 (see Note 7). As partial consideration for the assets of Vyera, the Company agreed to issue the Shares pursuant to the Stock Purchase Agreement.

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

During the year ended December 31, 2020, the Company recognized approximately $431,000 of consulting expense under this Consulting Agreement. On July 9, 2020, the Company cancelled the Consulting Agreement with an effective date of August 9, 2020. The Company also canceled 100,000 shares that did not vest due to the cancellation of the Consulting Agreement.

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

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STI’s common stock which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company’s common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the “Series A Warrants”), most recently adjusted to a price per share of $0.2957 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the “Series B Warrants” together with the Series A Warrants, the “Investor Warrants”), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 10). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given that the liability exceeded the proceeds received, a loss of $5.0 million was recognized.

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

At December 31, 2021, 0.3 million Series A Warrants remain unexercised. All Series B Warrants were exercised during the year ended December 31, 2019.

7. License Agreements

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021.

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG (“Vyera”)

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

Pursuant to the amendment to the asset purchase agreement entered into with Vyera on February 15, 2021, the Company made cash payments to Vyera in the amount of $3.0 million in each of February 2021, June 2021 and September 2021 in exchange for a lower royalty percentage on potential net sales of SLS-002.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2021.

Acquisition of License from iX Biopharma Europe Limited

On November 24, 2021, the Company entered into an exclusive license agreement (the “iX License Agreement”) with iXBEL and the iXBEL Stock Purchase Agreement. Pursuant to the iX License Agreement, among other things, iXBEL granted the Company an exclusive, sublicensable, perpetual, worldwide (excluding certain jurisdictions identified in the iX License Agreement) and irrevocable right and license to certain of iXBEL’s licensed patents, know-how, and technological information, including access to iXBEL’s research, development and manufacturing capabilities, to enable the further development, manufacture, promotion and commercialization of Wafermine™ and certain other existing and to be developed iXBEL wafer-based delivery technologies, in all cases for sublingual administration of ketamine. In addition, iXBEL will supply the Company with sufficient product for the potential treatment of 400 patients, with further supplied amounts to be determined by the parties. The Company granted iXBEL an exclusive license to exploit technology developed under the iX License Agreement outside of the licensed territory and to undertake limited, non-exclusive research and development activities in the territory. The Company further agreed not to undertake certain activities with respect to products competitive with those licensed under the iX License Agreement during the term of the iX License Agreement.

As consideration for the license under the iX License Agreement, the Company agreed to (i) pay iXBEL an upfront fee of $9.0 million, comprised of $3.5 million in cash and 2,570,266 restricted shares of its common stock; (ii) pay certain development, regulatory and commercial milestones, which, if achieved, aggregate to a total of $239.0 million; and (iii) pay royalty payments of ten percent on net sales, if any, as further set out in the iX License Agreement.

Pursuant to the iXBEL Stock Purchase Agreement, the Company also agreed to reimburse iXBEL for the Shortfall Amount in the event the aggregate value of the 2,570,266 shares of its common stock issued to iXBEL pursuant to the iXBEL Stock Purchase Agreement was less than $5.5 million. The Shortfall Amount could be paid in cash, additional shares of common stock or a combination of both. As of December 31, 2021, the Company calculated the Shortfall Amount to be $1.2 million. The Company paid the Shortfall Amount of $1.2 million to iXBEL in cash in January 2022.

8. Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	December 31,
	2021	2020
Professional fees	$181	$292
Personnel related	1,303	756
Outside research and development services	2,219	764
Other	25	112
Accrued expenses, net	$3,728	$1,924

9. Debt

Convertible Notes

November 2021 and December 2021 Convertible Notes and Private Placement

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), the Company issued and sold to Lind V, in a private placement transaction (the “Private Placement”), in exchange for the payment by Lind V of $20.0 million, (i) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million (the “Principal Amount”), which will bear no interest until the first anniversary of the issuance of the 2021 Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024 (the “Maturity Date”), and (ii) 534,759 shares of Company common stock.

 At the first anniversary of the Closing Date, the Company shall have the option, at its sole discretion, to issue to Lind V a convertible promissory note (the “Second Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. At the earlier of (i) the two-year anniversary of the Closing Date, or (ii) the successful readout for SLS-005 in ALS, and subject to the mutual agreement of the Company and Lind V, the Company shall issue to Lind V a convertible promissory note (the “Third Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. In the event of the filing of a new drug application with the U.S. Food & Drug Administration for either SLS-002 or SLS-005, and subject to the mutual agreement of the Company and Lind V, the Company shall issue to Lind V a convertible promissory note (the “Fourth Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. The Second Note, the Third Note and the Fourth Note, if issued, would be in substantially the same form as the 2021 Note.

At any time following August 23, 2022, from time to time and before the Maturity Date, Lind V shall have the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). At any time prior August 23, 2022, the Company shall have the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time during such period), up to an aggregate of $14.7 million of the outstanding Principal Amount of the 2021 Note with no penalty. If the Company does not prepay any amounts of the 2021 Note prior to August 23, 2022 then, commencing August 23, 2022, the Company shall have the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. If the Company prepays any amounts of the 2021 Note prior to August 23, 2022 then, commencing November 23, 2022, the Company shall not have the right to prepay any amounts of the 2021 Note between August 23, 2022 to November 23, 2022 and, commencing November 23, 2022, the Company shall have the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date) up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind V in advance.

Beginning on November 23, 2022, the 2021 Note will amortize in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of Common Stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Any portion of an amortization payment or interest payment that is paid in shares of Common Stock shall be priced at 90% of the average of the five lowest daily volume weighted average prices of the Common Stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind V entered into a security agreement, which provides Lind V with a first priority lien on the Company’s assets and properties.

On December 2, 2021, the Company entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2021 Lind Securities Purchase Agreement, pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes in an aggregate principal amount of $221,688, which will bear no interest and mature on December 2, 2024, and (ii) an aggregate of 5,388 shares of its common stock. These notes have substantially the same terms as the 2021 Note.

The Company received aggregate gross proceeds of $20.2 million from the convertible note offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2021, the Company recognized a $0.2 million gain on change in fair value of convertible notes, recognizing a total convertible note liability of $18.9 million.

As of December 31, 2021, the principal contractual balance of the notes totaled $22.2 million.

Scheduled maturities with respect to the 2021 Convertible Notes are as follows (in thousands):

Year Ending December 31:
2022	$917
2023	$11,111
2024	$10,194
2025	$-
2026	$-
Total	$22,222

December 2020 Convertible Note and Private Placement

On December 11, 2020, the Company entered into a Securities Purchase Agreement (the “2020 Lind Securities Purchase Agreement”) with Lind Global Asset Management II, LLC (the “Investor”) pursuant to which, among other things, on December 11, 2020, the Company issued and sold to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $10,000,000, (1) a convertible promissory note (the “2020 Note”) in an aggregate principal amount of $12,000,000 (the “Principal Amount”), which did not bear interest and was to mature on December 11, 2022 (the “Maturity Date”), and (2) 975,000 shares of the Company’s common stock. At any time following June 11, 2021, and from time to time before the Maturity Date, the Investor had the option to convert any portion of the then-outstanding Principal Amount of the Note into shares of common stock at a price per share of $1.60, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Prior to June 11, 2021, the Company had the right to prepay up to sixty-six and two-thirds percent (66 2/3%) of the then-outstanding Principal Amount of the 2020 Note with no penalty. Subject to certain exceptions, the Company was required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2020 Note, unless waived by the Investor in advance. The 2020 Note began amortizing in June 2021 and was to amortize in eighteen monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2020 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments were to be payable solely in cash, plus a 2% premium. During the first half of 2021, the Company made certain repayments on the outstanding principal balance of the convertible notes. On June 14, 2021, the Company and the Investor entered into an Acknowledgment and Termination Agreement, pursuant to which the Company agreed to issue to the Investor an aggregate of 406,250 additional shares of its common stock (the “Lind Shares”) and to pay the Investor the remaining principal amount of $790,804 (the “Final Payment”) in full satisfaction of our remaining obligations to the Investor under the 2020 Note. The Company issued the Lind Shares and made the Final Payment to the Investor, and the 2020 Lind Securities Purchase Agreement and the 2020 Note terminated, effective June 15, 2021.

On December 17, 2020, the Company entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the Lind Securities Purchase Agreement (the “December 17 SPAs”), pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023, (1) convertible promissory notes (the “December 17 Notes”) in an aggregate principal amount of $1,365,628, which did not bear interest and were to mature on December 17, 2022, and (2) an aggregate of 110,956 shares of its common stock. On December 18, 2020, the Company entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the Lind Securities Purchase Agreement (the “December 18 SPA” and, together with the December 17 SPAs, the "Subsequent Securities Purchase Agreements"), pursuant to which the Company sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,373, (1) a convertible promissory note in an aggregate principal amount of $323,247, which did not bear interest and was to mature on December 18, 2022 (the “December 18 Note” and, together with the December 17 Notes, the “Subsequent Notes”), and (2) 26,263 shares of the Company’s common stock. The Subsequent Securities Purchase Agreements had substantially the same terms as the Lind Securities Purchase Agreement, and the Subsequent Notes had substantially the same terms as the Note. During the first half of 2021, the Company made certain repayments on the outstanding principal balance of the convertible notes. On July 7, 2021, the Company and the holder of the December 18 Note (the “December 18 Note Holder”) entered into an Acknowledgement and Termination Agreement, pursuant to which: (i) the December 18 Note Holder agreed to return to the Company $42,777 in cash (the “Repayment”) previously paid by the Company to the December 18 Note Holder as a payment against the Company’s obligations under the December 18 Note, and (ii) the Company agreed to issue to the December 18 Note Holder an aggregate of 43,664 additional shares of its common stock (the “December 18 Note Shares”) in full satisfaction of our remaining obligations to the December 18 Note Holder under the December 18 Note. The December 18 Note Holder paid the Company the Repayment and the Company issued the December Note Shares, and the December 18 SPA and the December 18 Note terminated, effective July 7, 2021.

The Company received aggregate net proceeds of $10.9 million from the convertible note offering, net of $0.5 million of issuance costs. The total gross proceeds were allocated to the convertible notes and common stock issued under the agreements based on their relative fair values. Due to the principal payments made during the year, the Company remeasured the beneficial conversion feature discount at each payment date and recorded a loss on extinguishment of debt of approximately $1.0 million during the year ended December 31, 2021 as well as a reduction in additional paid-in capital of $1.5 million as of December 31, 2021.

During the year ended December 31, 2021, the Company paid approximately $13.6 million in principal payments on the outstanding convertible notes and issued an aggregate of 475,315 shares of its common stock upon conversion of the convertible notes, and none of the 2020 convertible notes remain outstanding as of December 31, 2021.

PPP Loan

On May 4, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $147,000 (the “PPP Loan”). The PPP Loan bore interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, had a term of two years, and was unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan was subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds were used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations and covered utility payments incurred by the Company. The Company applied for and received full forgiveness of the PPP Loan with respect to these covered expenses and recorded a gain on forgiveness of debt during the year ended December 31, 2021.

10. Stockholders' Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of December 31, 2021 or 2020.

Common Stock

The Company has authorized 240,000,000 and 120,000,000 shares of common stock as of December 31, 2021 and 2020, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

The September 2020 Warrants are exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the year ended December 31, 2021, September 2020 Warrants were exercised for 5.6 million shares of common stock for approximately $4.7 million. As of December 31, 2021, September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the year ended December 31, 2021, August 2019 Warrants for 1.3 million shares of common stock were exercised for approximately $2.4 million. As of December 31, 2021, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the year ended December 31, 2021 and 2020, Series A Warrants for 0.5 million and 0.2 million shares of common stock, respectively, were exercised for approximately $0.1 million and $45,000, respectively. As of December 31, 2021, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the year ended December 31, 2021 is as follows (in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2019	3,584	$3.86
Issued	6,648	$0.84
Exercised	(154)	$0.30
Cancelled	(12)	$18.00
Outstanding as of December 31, 2020	10,066	$1.84	4.4
Issued	-	$-
Exercised	(7,431)	$0.98
Cancelled	-	$-
Outstanding as of December 31, 2021	2,635	$4.29	2.4
Exercisable as of December 31, 2021	2,635	$4.29	2.4

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11. Stock-Based Compensation

The Company has the Amended and Restated Apricus 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. As of December 31, 2021, an aggregate of 11,110,431 shares of common stock were authorized under the Apricus 2012 Plan, of which 1.4 million shares of common stock were available for future grants. Upon completion of the Merger, the Company assumed the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and awards outstanding under the 2016 Plan became awards for common stock. Effective as of the Merger, no further awards may be issued under the 2016 Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2021, the Company added 545,358 shares for purchase by employees under the ESPP. During the year ended December 31, 2021, the Company sold 80,009 shares under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $72,000 for the year ended December 31, 2021.

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

Stock options

During the year ended December 31, 2021, the Company granted 2,210,000 stock options to employees with a weighted average exercise price per share of $4.04 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the year ended December 31, 2021, the Company also granted 106,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.67 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. 64,000 of the stock options granted to non-employee directors vest monthly over the 12 months following the grant and 42,000 of these stock options vest 25% on the first anniversary of the grant and monthly thereafter over the next two years.

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

The following assumptions were used in determining the fair value of the stock options granted during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.5%-1.2%	0.3%-1.7%
Volatility	118%-125%	109%-119%
Dividend yield	- %	- %
Expected term (years)	5-6	5-7
Weighted-average fair value	$3.46	$0.97

A summary of stock option activity during the year ended December 31, 2021 is as follows (in thousands, except exercise prices and years):

		Weighted	Weighted	Total
		Average	Average Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2020	5,120	$1.97
Granted	2,316	3.94
Exercised	(81)	1.40
Cancelled	(49)	2.06
Outstanding as of December 31, 2021	7,306	$2.60	8.5	$2,180
Vested and expected to vest as of December 31, 2021	7,306	$2.60	8.5	$2,180
Exercisable as of December 31, 2021	2,245	$2.99	8.1	$856

The intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0.3 million and $0, respectively. As of December 31, 2021, unrecognized stock-option compensation expense of $7.4 million is expected to be realized over a weighted-average period of 2.1 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock, with a grant date fair value of $4.31 per unit. Vesting of this award is subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards are unvested and three of the five performance conditions have been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. The Company does not believe that the achievement of the remaining two performance criteria is probable at this time. Unrecognized compensation expense will be recognized only once the performance condition is probable of being achieved and only for the cumulative amount related to the service condition that has been fulfilled. As of December 31, 2021, the Company had $1.3 million of unrecognized compensation expense related to performance conditions considered probable which will be recognized over 0.2 years. As of December 31, 2021, the Company had unrecognized compensation expense of $4.1 million for performance conditions that were considered not probable of achievement.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$717	$394
General and administrative	7,630	1,650
	$8,347	$2,044

12. Income Taxes

The Company has incurred net operating losses since inception. At December 31, 2021, the Company has available net operating loss carryforwards of approximately $89.4 million for federal income tax reporting purposes and approximately $175.5 million for state and local income tax reporting purposes. The federal net operating loss carryover includes $0.4 million that will begin expiring in 2036. The remaining net operating loss carryover of $89.0 million will be carried forward indefinitely. The state net operating loss carryover of $175.5 million will begin expiring in 2036.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Net operating tax loss carryforwards	$30,751	$15,223
Accrued expenses	-	66
Contingent payment obligations	407	-
Stock-based compensation	3,208	521
Intangible assets	16,970	12,320
Total deferred tax asset	51,336	28,130
Less valuation allowance	(51,336)	(28,130)
Net deferred tax asset	$-	$-

The federal and state net operating loss carryforwards, not subject to the annual limitation under Internal Revenue Code Section 382, resulted in a noncurrent deferred tax asset as of December 31, 2021 and 2020 of approximately $30.8 million and $15.2 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company's federal income tax returns for 2018 to 2021 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company's effective tax rate. The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2021 and 2020, the Company has no recorded interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2021 and 2020.

The reconciliation of income taxes computed using the statutory United States income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2021 and 2020, are as follows:

	Year Ended December 31,
	2021	2020
Federal statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	12.9%	11.2%
Permanent items	(1.1)%	(1.0)%
Deferred rate changes	2.3%	0.1%
Other	0.0%	59.3%
Change in valuation allowance	(35.1)%	(90.6)%
Income tax provision (benefit)	-%	-%

13. Commitments and Contingencies

Leases

In March 2019, the Company entered into a nine-month office space rental agreement for its headquarters in New York, New York expiring November 2019. In November 2019 the Company renewed this rental agreement for an additional twelve-months for a base rent of approximately $9,000 per month. In November 2020, the Company renewed this rental agreement for an additional twelve-months for a base rent of approximately $3,800 per month. In March 2021, the Company was notified that the counterparty’s right to occupy the space at 300 Park Avenue, New York, NY was terminated, and the Company was required to vacate by March 26, 2021. The Company vacated the premises and has advised the counterparty that the counterparty is in breach of this rental agreement and therefore, the Company has no further obligations thereunder.

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, expiring July 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement includes one or more renewal options. At December 31, 2021, the Company has right-of-use assets of $39,000 and a total lease liability for operating leases of $38,000, of which all is included in current lease liabilities.

Upon the commencement of the 300 Park Avenue, New York, NY office space in March 2021, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $74,000. As December 31, 2021, the weighted-average remaining lease term of the operating lease is 0.8 years, and the weighted-average discount rate is 8.0%.

As of December 31, 2021, future minimum lease payments for the Company’s operating leases with a non-cancelable term of more than one year is as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2021	$-
Year Ended December 31, 2022	40
Total	40
Less present value discount	(2)
Operating lease liabilities	$38

For the years ended December 31, 2021 and 2020, rent expense totaled $0.1 million.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of December 31, 2021, there was no material litigation against the Company.

14. Subsequent Events

In January 2022, the Company paid to iXBEL the Shortfall Amount (as described in Note 4) of $1.2 million in cash.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of December 31, 2021, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended December 31, 2021.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 in connection with the Annual Meeting of Stockholders to be held in 2022 (the "2022 Proxy Statement"). To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Ethics for Officers (the "Code of Ethics") that is available at the Investors/Media/Corporate Governance Documents section of our website at www.seelostherapeutics.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2021. To the extent that we do not file the 2022 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

PART IV.

ITEM 15. EXHIBITS

(a) 1. Financial Statements:

The information required by this item is included in Item 8 of Part II of this Form 10-K.

     2. Financial Statement Schedules

The information required by this item is included in Item 8 of Part II of this Form 10-K.

     3. Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

EXHIBITS NO.	DESCRIPTION
2.1+	Agreement and Plan of Merger and Reorganization, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

2.2	Amendment No. 1 Agreement and Plan of Merger and Reorganization, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3	Amendment No. 2 Agreement and Plan of Merger and Reorganization, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4	Amendment No. 3 Agreement and Plan of Merger and Reorganization, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5+	Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10- SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.10	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).

3.11	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13	Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14	Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15	Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020)

3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

3.19	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.4	Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.9 of Amendment No. 1 to Company's Registration Statement on Form S-1 (File No. 333-217036) filed with the Securities and Exchange Commission on April 17, 2017).

4.7	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

4.8	Amendment to Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.9	Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.10	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.12	Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.13	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.14	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.15	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.16	Registration Rights Agreement, dated October 16, 2018, by and among the Company and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.17	Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.18	Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.19	Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.20	Form of Convertible Promissory Note due November 13, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.21*	Description of Securities of Seelos Therapeutics, Inc.

4.22*	Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021.

10.1#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company's 2012 Stock Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2017).

10.3	Amendment No. 1 to Subscription Agreement, dated as of June 22, 2018, by and between the Investors and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

10.4	Form of CVR Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

10.5	Form of Indemnification Agreement for the Company's Directors and Officers (incorporated by reference to Exhibit 10.32 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.6†	License Agreement, dated September 21, 2016, by and among Seelos Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.7+†	Asset Purchase Agreement, dated as of March 6, 2018, by and between Seelos Therapeutics, Inc. and Vyera Pharmaceuticals AG f/k/a Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.8†	Amendment to Asset Purchase Agreement, dated as of May 18, 2018, by and between Seelos Therapeutics, Inc. and Vyera Pharmaceuticals AG f/k/a Turing Pharmaceuticals AG (incorporated by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.9	Indemnity Agreement, dated July 8, 2016, by and between Seelos Therapeutics, Inc. and Raj Mehra, Ph.D. (incorporated by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.10#	Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.11#	Form of Option Agreement under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company's Registration Statement on Form S-4 filed on August 31, 2018).

10.12	Form of Second Amendment Agreement, dated as of January 4, 2019, by and among Seelos Therapeutics, Inc., the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2019).

10.13	Form of Third Amendment Agreement, dated as of January 16, 2019, by and among Seelos Therapeutics, Inc., the Company and the investors party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

10.14#	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2021).

10.15#	Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019).

10.16	Amendment No. 2 to Asset Purchase Agreement, dated as of December 31, 2018, by and between Seelos Therapeutics, Inc. and Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.17#	Form of Stock Option Agreement under the Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 15, 2019).

10.18^	Amended and Restated Exclusive License Agreement, dated August 29, 2019, by and between Seelos Therapeutics, Inc. and Stuart Weg, MD. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.19	Amendment No. 3 to Asset Purchase Agreement, dated October 15, 2019, by and between Seelos Therapeutics, Inc. and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2019).

10.20*	Amendment to License Agreement, dated as of February 8, 2019, by and among Ligand Pharmaceuticals Incorporated, Neurogen Corporation, CyDex Pharmaceuticals, Inc., and Seelos Corporation (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.21#	Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan, effective May 15, 2020 (incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.22#	Seelos Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.23**	Amendment No. 4 to Asset Purchase Agreement, dated February 15, 2021, by and between Seelos Corporation and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2021).

10.24^	Securities Purchase Agreement, dated as of November 23, 2021, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

10.25	Security Agreement, dated as of November 23, 2021, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

10.26^**	License Agreement, dated as of November 24, 2021, by and between Seelos Therapeutics, Inc. and iX Biopharma Europe Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 8:20 a.m. Eastern Time on November 24, 2021).

10.27**	Common Stock Purchase Agreement, dated as of November 24, 2021, by and between Seelos Therapeutics, Inc. and iX Biopharma Europe Limited (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 8:20 a.m. Eastern Time on November 24, 2021).

10.28#	Amended and Restated Employment Agreement by and between Seelos Therapeutics, Inc. and Raj Mehra, Ph.D., dated as of January 10, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022).

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2019).

23.1*	Consent of KPMG, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)    Furnished, not filed.

+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities Exchange Commission upon request.
†	Confidential treatment has been granted for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
#	Management compensatory plan or arrangement
^	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
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

Seelos Therapeutics, Inc.

Date: March 4, 2022	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer
Date: March 4, 2022	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer

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

Signature	Title	Date

/s/ Raj Mehra, Ph.D.	President, Chief Executive Officer, and Chairman of the Board	March 4, 2022
Raj Mehra, Ph.D.	(Principal Executive Officer)

/s/ Michael Golembiewski	Chief Financial Officer	March 4, 2022
Michael Golembiewski	(Principal Financial and Accounting Officer)

/s/ Margaret Dalesandro	Director	March 4, 2022
Margaret Dalesandro

/s/ Brian Lian, Ph.D.	Director	March 4, 2022
Brian Lian, Ph.D.

/s/ Daniel J. O’Connor, J.D.	Director	March 4, 2022
Daniel J. O’Connor, J.D.

/s/ Richard W. Pascoe	Director	March 4, 2022
Richard W. Pascoe

