Form 10-Q
period 2022-03-31
SEELOS THERAPEUTICS, INC.
filed 2022-05-10
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, 106,090,773 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$61,772	$78,734
Prepaid expenses and other current assets	8,895	4,727
Total current assets	70,667	83,461
Operating lease right-of-use asset	26	39
Total assets	$70,693	$83,500

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,127	$1,693
Accrued expenses	3,549	3,728
Licenses payable	-	200
Short-term portion of convertible notes payable, at fair value	4,238	1,030
Derivative liability	-	1,174
Warrant liabilities, at fair value	190	424
Operating lease liability	26	38
Total current liabilities	10,130	8,287

Convertible notes payable, at fair value	14,926	17,890
Total liabilities	25,056	26,177

Commitments and contingencies (note 12)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 240,000,000 shares authorized, 105,590,773 and 105,500,445 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	105	105
Additional paid-in-capital	200,743	198,428
Accumulated deficit	(155,211)	(141,210)
Total stockholders’ equity	45,637	57,323
Total liabilities and stockholders’ equity	$70,693	$83,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expense
Research and development	$10,009	$14,112
General and administrative	4,001	2,500
Total operating expense	14,010	16,612
Loss from operations	(14,010)	(16,612)

Other income (expense)
Interest income	26	19
Interest expense	(7)	(990)
Change in fair value of convertible notes	(244)	-
Change in fair value of warrant liabilities	234	(1,533)
Total other income (expense)	9	(2,504)
Net loss and comprehensive loss	$(14,001)	$(19,116)

Net loss per share basic and diluted	$(0.13)	$(0.28)

Weighted-average common shares outstanding basic and diluted	105,529,772	69,053,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	-	-	2,232	-	2,232

Issuance of common stock, options exercised	6,250	-	8	-	8
Issuance of common stock, ESPP	84,078	-	75	-	75

Net loss	-	-	-	(14,001)	(14,001)
Balance as of March 31, 2022	105,590,773	$105	$200,743	$(155,211)	$45,637

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	-	-	705	-	705
Issuance of common stock, options exercised	29,999	-	65	-	65
Issuance of common stock, ESPP	40,518	-	30	-	30
Warrants exercised for cash	6,146,125	6	7,017	-	7,023
Issuance of common stock, net of issuance costs	17,530,488	18	33,463	-	33,481
Net loss	-	-	-	(19,116)	(19,116)
Balance as of March 31, 2021	78,283,021	$78	$118,960	$(94,278)	$24,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,001)	$(19,116)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,232	705
Change in fair value of warrant liability	(234)	1,533
Change in fair value of convertible notes payable	244	-
Amortization of debt discount	-	986
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,168)	(777)
Accounts payable	434	(259)
Accrued expenses	(178)	(199)
Derivative liability	(1,174)	-
Licenses payable	(200)	5,875
Net cash used in operating activities	(17,045)	(11,252)

Cash flows provided by financing activities
Payment of convertible note	-	(5,167)
Proceeds from issuance of common stock, net of issuance costs	-	33,481
Proceeds from exercise of warrants	-	5,868
Proceeds from exercise of options	8	65
Proceeds from sales of common stock under ESPP	75	30
Net cash provided by financing activities	83	34,277
Net increase (decrease) in cash	(16,962)	23,025
Cash, beginning of period	78,734	15,662
Cash, end of period	$61,772	$38,687

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$4
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$-	$1,155
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$74

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Seelos Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006, SLS-007 for the potential treatment of Parkinson’s Disease (“PD”) and SLS-008, which is being developed for the potential treatment of an undisclosed indication, but may also be targeted at chronic inflammation in asthma and orphan indications such as pediatric esophagitis.

2. Liquidity and Going Concern

The accompanying condensed consolidated unaudited financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, the Company had $61.8 million in cash and an accumulated deficit of $155.2 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and exercises of warrants (see Note 10).

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

The Company currently has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”). The Company may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 31, 2022, the Company had approximately $95.1 million available under its Form S-3 shelf registration statement. The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of March 31, 2022 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

3. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 4, 2022. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value Option

As permitted under FASB ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for its November 2021 and December 2021 convertible notes (collectively, the “2021 Convertible Notes”). In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Consolidated Statement of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

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

The following potentially dilutive securities outstanding for the three months ended March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Outstanding stock options	10,299	7,204
Restricted stock units	-	2,400
Outstanding warrants	2,635	3,920
Convertible debt	3,704	5,326

	16,638	18,850

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for the Company beginning after January 1, 2024, with early adoption permitted, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company does not expect the adoption of ASU 2020-06 to have an impact on its consolidated financial statements and related disclosures.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three months ended March 31, 2022.

The Company’s financial assets and liabilities measured at fair value at March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Fair Value Measurements
	as of March 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$61,772	$-	$-	$61,772
Liabilities:
Convertible notes payable, at fair value	$-	$-	$19,164	$19,164
Warrant liabilities, at fair value	-	-	190	190
	$-	$-	$19,354	$19,354

	Fair Value Measurements
	as of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$78,734	$-	$-	$78,734
Liabilities:
Convertible notes payable, at fair value	$-	$-	$18,920	$18,920
Derivative liability, at fair value	1,174	-	-	1,174
Warrant liabilities, at fair value	-	-	424	424
	$1,174	$-	$19,344	$20,518

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach.

The Company measures the 2021 Convertible Notes and warrant liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the convertible notes payable and warrant liabilities related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations and Comprehensive Loss.

The fair value of the convertible notes payable and warrant liabilities may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

Derivative Liability

The derivative liability represents the fair value of the “Shortfall Amount” provision provided for in the license agreement with iX Biopharma Europe Limited.

At issuance, the fair value of the embedded derivative was estimated by using a Monte Carlo simulation model. As of December 31, 2021, the Company determined it was probable it would settle the Shortfall Amount in cash and estimated the fair value based on a probability weighted market approach. The Company paid the Shortfall Amount of $1.2 million in cash in January 2022.

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of March 31, 2022 and December 31, 2021:

	Three Months Ended	Year Ended
	March 31, 2022	December 31, 2021
Risk-free interest rate	2.45%	0.90% - 0.95%
Volatility	105%	113% - 114%
Dividend yield	-%	-%
Contractual term (years)	2.7	3.0
Stock price	$0.84	$1.74 - 1.95

Warrant Liabilities

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.96%	0.32%
Volatility	103.30%	120.91%
Dividend yield	-%	-%
Expected term (years)	1.82	2.82
Weighted-average fair value	$0.63	$4.76

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

	Warrant	Derivative	Convertible notes,
	liabilities	liability	at fair value
Balance as of December 31, 2020	$1,062	$-	$-
Warrant liability reclassified to stockholders' equity	(1,155)	-	-
Issuance of convertible notes, at fair value	-	-	19,150
Issuance of derivative liability	-	805	-
Change in fair value measurement of derivative liability	-	369	-
Change in fair value measurement of convertible notes	-	-	(230)
Change in fair value measurement of warrant liability	517	-	-
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	-	(1,174)	-
Change in fair value measurement of convertible notes	-	-	244
Change in fair value measurement of warrant liability	(234)	-	-
Balance as of March 31, 2022	$190	$-	$19,164

For the three months ended March 31, 2022 and the year ended December 31, 2021, the changes in fair value of the convertible notes, derivative liability and warrant liability primarily resulted from the volatility of the Company’s common stock.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$787	$59
Prepaid clinical costs	7,694	4,481
Other	414	187
Prepaid expenses and other current assets	$8,895	$4,727

6. Common Stock Offerings

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

Stock Purchase Agreement with iX Biopharma Europe Limited

On November 24, 2021, the Company entered in an exclusive license agreement and stock purchase agreement (the “iXBEL Stock Purchase Agreement”) with iX Biopharma Europe Limited (“iXBEL”). As consideration for the license under the license agreement, the Company paid iXBEL an upfront fee of $9.0 million, comprised of $3.5 million in cash and 2,570,266 restricted shares of the Company’s common stock. Pursuant to the iXBEL Stock Purchase Agreement, the Company agreed to reimburse iXBEL for the difference in value (the “Shortfall Amount”) in the event the aggregate value of the 2,570,266 shares of the Company’s common stock at the time of registration and issuance was less than $5.5 million. The initial fair value of this Shortfall Amount was $0.8 million and in January 2022, the Company settled the Shortfall Amount by the payment of $1.2 million in cash to iXBEL. The change in fair value of the Shortfall Amount is included in Change in fair value of derivative liability on the Condensed Consolidated Statement of Operations and Comprehensive Loss (see Note 4).

7. License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Report for the years ended December 31, 2021 and 2020, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. The following represents updates for the three months ended March 31, 2022, if applicable, to the Company’s significant license agreements:

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG (“Vyera”)

See Note 13 for a subsequent event related to the Vyera Purchase Agreement.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, the Company entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the “Weg License Agreement”), pursuant to which the Company was granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, the Company paid an upfront license fee of $75,000 upon execution of the agreement. The Company agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved an NDA for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. The Company paid the required $0.1 million on January 2, 2020, $0.125 million on January 2, 2021 and $0.2 million on January 2, 2022.

The remaining potential regulatory and commercial milestones are not yet considered probable, and no other milestone payments have been accrued at March 31, 2022.

8. Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2022	2021
Professional fees	$190	$181
Personnel related	332	1,303
Outside research and development services	2,387	2,219
Insurance	580	-
Other	60	25
Accrued expenses, net	$3,549	$3,728

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

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible note offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2021, the Company recognized a $0.2 million gain on change in fair value of convertible notes, recognizing a total convertible note liability of $18.9 million. During the three months ended March 31, 2022, the Company recognized a $0.2 million loss on change in fair value of convertible notes, recognizing a total convertible note liability of $19.2 million.

As of March 31, 2022, the principal contractual balance of the convertible notes totaled $22.2 million.

December 2020 Convertible Note and Private Placement

On December 11, 2020, the Company entered into a Securities Purchase Agreement (the “2020 Lind Securities Purchase Agreement”) with Lind Global Asset Management II, LLC (the “Investor”) pursuant to which, among other things, on December 11, 2020, the Company issued and sold to the Investor, in a private placement transaction, in exchange for the payment by the Investor of $10,000,000, (1) a convertible promissory note (the “2020 Note”) in an aggregate principal amount of $12,000,000 (the “Principal Amount”), which did not bear interest and was to mature on December 11, 2022 (the “Maturity Date”), and (2) 975,000 shares of the Company’s common stock. At any time following June 11, 2021, and from time to time before the Maturity Date, the Investor had the option to convert any portion of the then-outstanding Principal Amount of the Note into shares of common stock at a price per share of $1.60, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. Prior to June 11, 2021, the Company had the right to prepay up to sixty-six and two-thirds percent (66 2/3%) of the then-outstanding Principal Amount of the 2020 Note with no penalty. Subject to certain exceptions, the Company was required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2020 Note, unless waived by the Investor in advance. The 2020 Note began amortizing in June 2021 and was to amortize in eighteen monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2020 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments were to be payable solely in cash, plus a 2% premium. During the first half of 2021, the Company made certain repayments on the outstanding principal balance of the convertible notes. On June 14, 2021, the Company and the Investor entered into an Acknowledgment and Termination Agreement, pursuant to which the Company agreed to issue to the Investor an aggregate of 406,250 additional shares of its common stock (the “Lind Shares”) and to pay the Investor the remaining principal amount of $790,804 (the “Final Payment”) in full satisfaction of the Company’s remaining obligations to the Investor under the 2020 Note. The Company issued the Lind Shares and made the Final Payment to the Investor, and the 2020 Lind Securities Purchase Agreement and the 2020 Note terminated, effective June 15, 2021.

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

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of March 31, 2022 or December 31, 2021.

Common Stock

The Company has authorized 240,000,000 shares of common stock as of March 31, 2022 and December 31, 2021. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

On September 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering and issued warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the “September 2020 Warrants”). The September 2020 Warrants are initially exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the three months ended March 31, 2022 and 2021, September 2020 Warrants were exercised for 0 and 4.7 million shares of common stock, respectively, for approximately $0 and $3.9 million, respectively. As of March 31, 2022, September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the three months ended March 31, 2022 and 2021, August 2019 Warrants for 0 and 1.0 million shares of common stock were exercised for approximately $0 and $1.8 million, respectively. As of March 31, 2022, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

On January 24, 2019, STI and the Company closed a private placement with certain accredited investors pursuant to which, among other things, the Company issued warrants representing the right to acquire 1,463,519 shares of common stock (the “Series A Warrants”). The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted several times pursuant to the terms thereof to 3,629,023 shares of common stock at an exercise price per share equal to $0.2957 per share. The most recent adjustment to the exercise price (from $0.60 to $0.2957 per share) occurred during the three months ended September 30, 2020 as a result of the announcement of the registered direct offering of 8,865,000 shares of common stock in September 2020. The Series A Warrants were immediately exercisable upon issuance and will expire on January 31, 2024.

During the three months ended March 31, 2022 and 2021, Series A Warrants for 0 and 0.5 million shares of common stock, respectively, were exercised for approximately $0 and $0.1 million, respectively. As of March 31, 2022, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the three months ended March 31, 2022 is as follows (share amounts in thousands):

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2021	2,635	$4.29	2.4
Issued	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding as of March 31, 2022	2,635	$4.29	2.2
Exercisable as of March 31, 2022	2,635	$4.29	2.2

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11. Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2022, in accordance with the foregoing, an aggregate of 4,713,637 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of March 31, 2022, an aggregate of 15,817,818 shares of common stock were authorized under the 2012 Plan, of which 5.5 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (the "2016 Plan").

On May 15, 2020, the Company’s stockholders approved the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2022, the Company added 1,055,004 shares for purchase by employees under the ESPP. During the three months ended March 31, 2022, the Company sold 84,078 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $17,000 for the three months ended March 31, 2022.

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

Stock options

During the three months ended March 31, 2022, the Company granted 560,605 incentive stock options and 2,299,395 non-qualified stock options to employees with a weighted average exercise price per share of $1.46 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the three months ended March 31, 2022, the Company also granted 140,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.56 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on a weighted average blend of the historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the three months ended March 31, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Risk-free interest rate	1.5% - 1.6%	0.5% - 0.9%
Volatility	113%	120%-125%
Dividend yield	-%	-%
Expected term (years)	5 - 6	5 - 6
Weighted-average fair value	$1.24 - 1.27	$3.62

A summary of stock option activity during the three months ended March 31, 2022 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2021	7,306	$2.60
Granted	3,000	1.47
Exercised	(6)	1.06
Cancelled	-	-
Outstanding as of March 31, 2022	10,300	$2.27	8.7	$2,894
Vested and expected to vest as of March 31, 2022	10,300	$2.27	8.7	$2,894
Exercisable as of March 31, 2022	3,085	$3.00	8.1	$2,894

The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $0.1 million and $0, respectively. As of March 31, 2022, unrecognized stock-option compensation expense of $10.2 million is expected to be realized over a weighted-average period of 2.6 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock, with a grant date fair value of $4.31 per unit. Vesting of this award was subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards were unvested and three of the five performance conditions had been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. During the three months ended March 31, 2022, the Company and its Chief Executive Officer entered into an agreement to cancel the performance stock unit award for no consideration. In connection with the cancellation of the award, no replacement awards were granted or authorized. At the time of cancellation, the Company recognized the remaining compensation expense of the three achieved milestones of $1.3 million. The two remaining milestones were not deemed probable of achievement at the time of cancellation, and no compensation cost related to these milestones was recognized.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$229	$136
General and administrative	2,003	569
	$2,232	$705

12. Commitments and Contingencies

Leases

In March 2019, the Company entered into a nine-month office space rental agreement for its headquarters in New York, New York expiring November 2019. In November 2019, the Company renewed this rental agreement for an additional twelve-months for a base rent of approximately $9,000 per month. In November 2020, the Company renewed this rental agreement for an additional twelve-months for a base rent of approximately $3,800 per month. In March 2021, the Company was notified that the counterparty’s right to occupy the space at 300 Park Avenue, New York, NY was terminated, and the Company was required to vacate by March 26, 2021. The Company vacated the premises and has advised the counterparty that the counterparty is in breach of this rental agreement and therefore, the Company has no further obligations thereunder.

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, expiring July 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement includes one or more renewal options. At March 31, 2022, the Company has right-of-use assets of $26,000 and a total lease liability for operating leases of $26,000, of which all is included in current lease liabilities.

Upon the commencement of the 300 Park Avenue, New York, NY office space in March 2021, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $74,000. As March 31, 2022, the weighted-average remaining lease term of the operating lease is 0.5 years, and the weighted-average discount rate is 8.0%.

At March 31, 2022, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2022	$27
Total	27
Less present value discount	(1)
Operating lease liabilities	$26

For each of the three months ended March 31, 2022 and 2021, rent expense totaled $0.1 million.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of March 31, 2022, there was no material litigation against or involving the Company.

13. Subsequent Events

On April 8, 2022, Seelos Corporation (“STI”), a wholly-owned subsidiary of the Company, and Phoenixus AG f/k/a Vyera Pharmaceuticals AG (“Vyera”), entered into an amendment (the “Amendment”) to the Asset Purchase Agreement by and between STI and Vyera, dated March 6, 2018 (as amended by a first amendment thereto entered into on May 18, 2018, a second amendment thereto entered into on December 31, 2018, a third amendment thereto entered into on October 15, 2019 and a fourth amendment thereto entered into on February 15, 2021, the “Vyera Purchase Agreement”). Pursuant to the Vyera Purchase Agreement, STI acquired the assets and liabilities of Vyera related to a product candidate currently referred to as SLS-002 (intranasal ketamine) (the “Vyera Assets”) and agreed, among other things, to make certain development and commercialization milestone payments and royalty payments related to the Vyera Assets (the “Milestone and Royalty Payment Obligations”) and further agreed that in the event that the Company sold, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company would pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale (the “Change of Control Payment Obligation”).

Pursuant to the Vyera Purchase Agreement, as amended by the Amendment, STI agreed to (i) make a cash payment to Vyera in the aggregate amount of $4.0 million on or before April 8, 2022; (ii) issue to Vyera on or before April 11, 2022 500,000 shares of the Company’s common stock, (the “Initial Shares”); (iii) issue to Vyera on or before July 11, 2022 an additional 500,000 shares of the Company’s common stock (as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like) (the “July 2022 Shares”); and (iv) issue to Vyera on or before January 11, 2023 an additional number of shares of the Company’s common stock equal to $1.0 million divided by the volume weighted average closing price of the Company’s common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of the Company’s common stock (the “January 2023 Shares”, and together with the Cash Payment, the Initial Shares and the July 2022 Shares, “Final Payments”). In consideration for the Final Payments, all of STI’s contingent payment obligations under the Vyera Purchase Agreement, including the Milestone and Royalty Payment Obligations and the Change of Control Payment Obligation, as well as all commercialization covenants of STI under the Vyera Purchase Agreement, will terminate in full upon the date that all of the Final Payments have been made.

The Company paid the $4.0 million cash payment and issued the 500,000 Initial Shares to Vyera in April 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10- K for the year ended December 31, 2021 as filed with the United States Securities and Exchange Commission (“SEC”) on March 4, 2022 (the “Form 10-K”). This report and the Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

Recent Developments

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the COVID-19 outbreak, most of our employees worked remotely. Up until the fourth quarter of 2021, we had not experienced any significant delays with our past or ongoing clinical trials for SLS-002, or our start up activities for clinical trials for SLS-005. Beginning in the fourth quarter of 2021 and through the issuance of this report, we have experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant. However, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

 In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the second quarter of 2022, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, although, if the pandemic continues at its current rate into the third quarter of 2022, it could have a material adverse impact on our business. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Business Update

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (ASIB) in Major Depressive Disorder (MDD)	Phase II	Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	On February 28, 2022, we announced dosing of the first participants in the registrational study; enrollment ongoing

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	Startup activities ongoing; enrollment of our first participants expected in the second quarter of 2022

	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Not in active development; considering next steps
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. Start-up activities are underway and we expect to enroll our first participants in the second quarter of 2022.

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

SLS-005 is undergoing startup activities for clinical studies in ALS and SCA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have begun the start-up activities for a Phase IIb/III study for SCA and expect to enroll our first participants in the second quarter of 2022. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

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

SLS-006 is a true partial dopamine agonist, originally developed by Wyeth Pharmaceuticals, Inc., with previous clinical studies on 340 subjects in various Phase I and Phase II studies. It is a potent D2/D3 agonist/antagonist that has shown promising efficacy with statistical significance in Phase II studies in early-stage PD patients and an attractive safety profile. Moreover, it has also shown synergistic effect with reduced doses of L-DOPA. Currently, this program is not in active development and we are considering the next steps.

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

Recent Developments

On April 8, 2022, Seelos Corporation (“STI”), our wholly-owned subsidiary, and Phoenixus AG f/k/a Vyera Pharmaceuticals AG (“Vyera”) entered into an amendment (the “Amendment”) to the Asset Purchase Agreement by and between STI and Vyera, dated March 6, 2018 (as amended by a first amendment thereto entered into on May 18, 2018, a second amendment thereto entered into on December 31, 2018, a third amendment thereto entered into on October 15, 2019 and a fourth amendment thereto entered into on February 15, 2021, the “Vyera Purchase Agreement”). Pursuant to the Vyera Purchase Agreement, STI acquired the assets and liabilities of Vyera related to a product candidate currently referred to as SLS-002 (intranasal ketamine) (the “Vyera Assets”) and agreed, among other things, to make certain development and commercialization milestone payments and royalty payments related to the Vyera Assets (the “Milestone and Royalty Payment Obligations”) and further agreed that in the event that we sold, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then we would pay Vyera an amount equal to 4% of the net proceeds actually received by us as an upfront payment in such sale (the “Change of Control Payment Obligation”).

Pursuant to the Vyera Purchase Agreement, as amended by the Amendment, STI agreed to (i) make a cash payment to Vyera in the aggregate amount of $4.0 million on or before April 8, 2022; (ii) issue to Vyera on or before April 11, 2022 500,000 shares of our common stock (the “Initial Shares”); (iii) issue to Vyera on or before July 11, 2022 an additional 500,000 shares of our common stock (as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like) (the “July 2022 Shares”); and (iv) issue to Vyera on or before January 11, 2023 an additional number of shares of our common stock equal to $1.0 million divided by the volume weighted average closing price of our common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of our common stock (the “January 2023 Shares”, and together with the Cash Payment, the Initial Shares and the July 2022 Shares, “Final Payments”). In consideration for the Final Payments, all of STI’s contingent payment obligations under the Vyera Purchase Agreement, including the Milestone and Royalty Payment Obligations and the Change of Control Payment Obligation, as well as all commercialization covenants of STI under the Vyera Purchase Agreement, will terminate in full upon the date that all of the Final Payments have been made.

We paid the $4.0 million cash payment and issued the 500,000 Initial Shares to Vyera in April 2022.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we had $61.8 million in cash and an accumulated deficit of $155.2 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

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

At the first anniversary of the Closing Date, we shall have the option, at our sole discretion, to issue to Lind V a convertible promissory note (the “Second Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. At the earlier of (i) the two-year anniversary of the Closing Date, or (ii) the successful readout for SLS-005 in ALS, and subject to the mutual agreement of us and Lind V, we shall issue to Lind V a convertible promissory note (the “Third Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. In the event of the filing of a new drug application with the FDA for either SLS-002 or SLS-005, and subject to the mutual agreement of us and Lind V, we shall issue to Lind a convertible promissory note (the “Fourth Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. The Second Note, the Third Note and the Fourth Note, if issued, would be in substantially the same form as the 2021 Note. See Note 9 to our condensed consolidated financial statements for further discussion.

On December 2, 2021, we entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the Securities Purchase Agreement, pursuant to which we sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes (the “December 2021 Notes”) in an aggregate principal amount of $221,688, which will bear no interest and mature on December 2, 2024, and (ii) an aggregate of 5,388 shares of our common stock. The December 2021 Notes have substantially the same terms as the 2021 Note.

On May 24, 2021, we completed an underwritten public offering pursuant to which we sold 22,258,066 shares of our common stock at a price to the public of $3.10 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,903,226 additional shares of common stock. The net proceeds to us from the offering were $64.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us (see Note 6 to our condensed consolidated financial statements).

On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were $33.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us (see Note 6 to our condensed consolidated financial statements).

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates and funding capital expenditures, acquisitions and investments.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. As of March 31, 2022, we had approximately $95.1 million available under our Form S-3 shelf registration statement.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2022 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes to such policies or estimates during the three months ended March 31, 2022.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended March 31, 2022 and 2021

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Operating expense
Research and development	$10,009	$14,112	$(4,103)	-29%
General and administrative	4,001	2,500	1,501	60%
Total operating expense	$14,010	$16,612	$(2,602)	-16%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses
License payments	$-	$9,000	$(9,000)	-100%
Clinical trial expenses	5,951	2,781	3,170	114%
Manufacturing expenses	2,323	1,022	1,301	127%
Employee compensation	957	690	267	39%
Contract consulting expenses	559	432	127	29%
Other research and development expenses	219	187	32	17%
Total research and development expenses	$10,009	$14,112	$(4,103)	-29%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $4.1 million decrease in R&D expense during the three months ended March 31, 2022, as compared to the same period in 2021, resulted primarily from a decrease of $9.0 million in license payments pursuant to the Vyera Purchase Agreement in the first quarter of 2021, offset by increases in clinical trial costs of approximately $3.2 million, manufacturing expenses of approximately $1.3 million and employee compensation expenses of approximately $267,000.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $1.5 million during the three months ended March 31, 2022, as compared to the same period in 2021. This increase was primarily due to an increase of $1.4 million for stock compensation expense, primarily related to the cancellation of performance-based restricted stock units in the first quarter of 2022, as well as an increase of $403,000 in personnel costs due to increased staffing during the three months ended March 31, 2022. These increases were partially offset by decreases in costs including but not limited to, external investor relations costs of approximately $330,000 during the three months ended March 31, 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Other income (expense)
Interest income	$26	$19	$7
Interest expense	(7)	(990)	983
Change in fair value of convertible notes	(244)	-	(244)
Change in fair value of warrant liabilities	234	(1,533)	1,767
Total other income (expense)	$9	$(2,504)	$2,513

Interest Income

Interest income was $26,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively. The increase in interest income primarily related to the higher average cash balances during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Interest Expense

Interest expense was $7,000 and $990,000 for the three months ended March 31, 2022 and 2021, respectively. This decrease in interest expense was due to our repayment of the December 2020 convertible notes during 2021.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $0.2 million and $0 for the three months ended March 31, 2022 and 2021, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $190,000 at March 31, 2022. For the three months ended March 31, 2022, the change in fair value of warrant liabilities was $234,000, which income was due to revaluation of the Series A Warrants during such period. For the three months ended March 31, 2021, the change in fair value of warrant liabilities was $1.5 million, which expense was due to the revaluation of the Series A Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by operations
Net cash used in operating activities	$(17,045)	$(11,252)
Net cash provided by financing activities	83	34,277
Net increase (decrease) in cash	$(16,962)	$23,025

Operating Activities

Cash used in operating activities of $17.0 million during the three months ended March 31, 2022 was primarily due to a net loss of $14.0 million and changes in operating assets and liabilities of $5.3 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $2.2 million.

Cash used in operating activities of $11.3 million during the three months ended March 31, 2021 was primarily due to a net loss of $19.1 million, which was partially offset by changes in operating assets and liabilities of $4.6 million.

Financing Activities

Cash provided by financing activities of $83,000 during the three months ended March 31, 2022 was primarily due to proceeds from the sale of common stock under our employee stock purchase plan.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended March 31, 2022.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with all of the other information appearing in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC before making investment decisions regarding the common stock. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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
  The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations.
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
  Our product candidates are subject to extensive regulation under the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
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

Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 4, 2022:

Risks Related to the Company

*We are a clinical-stage company, we have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.

We are a clinical-stage biopharmaceutical company. Since our incorporation, we have focused primarily on the development and acquisition of clinical-stage therapeutic candidates. All of our therapeutic candidates are in the clinical development stage and none of our pipeline therapeutic candidates have been approved for marketing or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $155.2 million from our inception through March 31, 2022.

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

As of March 31, 2022, we had a cash balance of approximately $61.8 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic, may have a material adverse effect on our operations. We are actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. While the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the continued efficacy of such vaccines, and we do not yet know how businesses or our partners will operate in a post COVID-19 environment. The ultimate impact of the COVID-19 pandemic on our business, operations or the global economy as a whole remains highly uncertain, and a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of April 29, 2022, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural or man-made disaster, such as an earthquake, power outages, hurricane, flood or fire, drought and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

*Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

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

Our license agreement with Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (the "Ligand License Agreement"), our license agreement with the Regents of the University of California (the "UC Regents License Agreement"), our license agreement with Duke University (the "Duke License Agreement) and our license agreement with iX Biopharma Ltd. (the “iX License Agreement”, together with the Ligand License Agreement, the UC Regents License Agreement and the Duke License Agreement, the “License Agreements”) are important to our business and we expect to enter into additional license agreements in the future. The License Agreements impose, and we expect that future license agreements will impose, various milestone payments, royalties and other obligations on us. If we fail to comply with our obligations under these agreements, or if we file for bankruptcy, we may be required to make certain payments to the licensor, we may lose the exclusivity of our license, or the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license. Additionally, the milestone and other payments associated with these licenses could materially and adversely affect our business, financial condition and results of operations.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, from January 3, 2022 to March 31, 2022, our closing stock price ranged from $0.84 to $1.71 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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
  sales of our common stock by us or our stockholders in the future; and
  the trading volume of our common stock.

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

On April 22, 2022, we received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 19, 2022, to regain compliance. The written notice states that the Nasdaq Staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before October 19, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. There is no guarantee that we will regain compliance by October 19, 2022.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2022, we have outstanding warrants to purchase an aggregate of approximately 2.6 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of March 31, 2022, 18,900,558 shares of our common stock were reserved for issuance under our equity incentive plans, of which 10,299,170 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.27 per share, 5,518,648 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 2,436,275 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, at any time following nine-months from the date of issuance of the Convertible Promissory Notes, from time to time and before the maturity date of such Convertible Promissory Note, each holder thereof will have the option to convert any portion of the then-outstanding principal amount of such holder’s Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization payments on the Convertible Promissory Notes in shares of our common stock. Any issuances of shares of our common stock pursuant to the Convertible Promissory Notes will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock. In addition, pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG (“Vyera”), we will (i) issue to Vyera on or before July 11, 2022 500,000 shares of common stock; and (ii) issue to Vyera on or before January 11, 2023 an additional number of shares of common stock equal to $1.0 million divided by the volume weighted average closing price of our common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of common stock. Such issuances of shares of our common stock to Vyera will result in dilution to our then-existing stockholders.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of March 31, 2022, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

*The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBITS NO.	DESCRIPTION

2.1*	Agreement and Plan of Merger and Reorganization, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

2.2	Amendment No. 1 Agreement and Plan of Merger and Reorganization, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3	Amendment No. 2 Agreement and Plan of Merger and Reorganization, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4	Amendment No. 3 Agreement and Plan of Merger and Reorganization, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5*	Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A12G filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.10	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).
62

3.11	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13	Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14	Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15	Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020).

3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

3.19	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.4	Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2016).

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.9 of Amendment No. 1 to Company's Registration Statement on Form S-1 (File No. 333-217036) filed with the Securities and Exchange Commission on April 17, 2017).

4.7	Form of Warrant Amendment (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2017).

4.8	Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.9	Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.11	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.12	Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.13	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.14	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.15	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.16	Registration Rights Agreement, dated October 16, 2018, by and among the Company and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.17	Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.18	Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.19	Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.20	Form of Convertible Promissory Note due November 13, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.21	Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated herein by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

10.1#	Amended and Restated Employment Agreement by and between Seelos Therapeutics, Inc. and Raj Mehra, Ph.D., dated as of January 10, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)    Furnished, not filed.

*    All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

#     Indicates management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: May 10, 2022	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 10, 2022	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)

