Form 10-Q
period 2022-06-30
SEELOS THERAPEUTICS, INC.
filed 2022-08-05
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 25, 2022, 106,690,773 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$41,251	$78,734
Prepaid expenses and other current assets	11,403	4,727
Total current assets	52,654	83,461
Operating lease right-of-use asset	13	39
Total assets	$52,667	$83,500

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,306	$1,693
Accrued expenses	3,720	3,728
Licenses payable	1,000	200
Short-term portion of convertible notes payable, at fair value	7,447	1,030
Derivative liability	-	1,174
Warrant liabilities, at fair value	141	424
Operating lease liability	13	38
Total current liabilities	14,627	8,287

Convertible notes payable, at fair value	11,813	17,890
Total liabilities	26,440	26,177

Commitments and contingencies (note 12)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 240,000,000 shares authorized, 106,190,773 and 105,500,445 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	106	105
Additional paid-in-capital	202,604	198,428
Accumulated deficit	(176,483)	(141,210)
Total stockholders’ equity	26,227	57,323
Total liabilities and stockholders’ equity	$52,667	$83,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expense
Research and development	$18,356	$4,308	$28,365	$18,420
General and administrative	2,883	2,465	6,884	4,965
Total operating expense	21,239	6,773	35,249	23,385
Loss from operations	(21,239)	(6,773)	(35,249)	(23,385)

Other income (expense)
Interest income	19	29	45	48
Interest expense	(5)	(583)	(12)	(1,573)
Net loss on extinguishment of debt	-	(2,387)	-	(2,387)
Gain on forgiveness of debt	-	149	-	149
Change in fair value of convertible notes	(96)	-	(340)	-
Change in fair value of warrant liabilities	49	707	283	(826)
Total other income (expense)	(33)	(2,085)	(24)	(4,589)
Net loss and comprehensive loss	$(21,272)	$(8,858)	$(35,273)	$(27,974)

Net loss per share basic and diluted	$(0.20)	$(0.10)	$(0.33)	$(0.36)

Weighted-average common shares outstanding basic and diluted	106,068,795	87,995,447	105,800,773	78,576,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2022	105,590,773	$105	$200,743	$(155,211)	$45,637
Stock-based compensation expense	-	-	961	-	961

Issuance of common stock for prepaid services	100,000	-	60	-	60
Issuance of common stock for license acquired	500,000	1	840	-	841

Net loss	-	-	-	(21,272)	(21,272)
Balance as of June 30, 2022	106,190,773	$106	$202,604	$(176,483)	$26,227

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2021	78,283,021	$78	$118,960	$(94,278)	$24,760
Stock-based compensation expense	-	-	1,037	-	1,037
Issuance of common stock, options exercised	13,806	-	-	-	-
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for settlement of debt	406,250	1	1,376	-	1,377
Issuance of common stock for conversion of debt	25,401	-	40	-	40

Warrants exercised for cash	1,285,000	1	1,384	-	1,385
Issuance of common stock, net of issuance costs	22,258,066	22	64,454	-	64,476
Net loss	-	-	-	(8,858)	(8,858)
Balance as of June 30, 2021	102,271,544	$102	$185,732	$(103,136)	$82,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	-	-	3,193	-	3,193

Issuance of common stock, options exercised	6,250	-	8	-	8
Issuance of common stock for prepaid services	100,000	-	60	-	60
Issuance of common stock for license acquired	500,000	1	840	-	841
Issuance of common stock, ESPP	84,078	-	75	-	75

Net loss	-	-	-	(35,273)	(35,273)
Balance as of June 30, 2022	106,190,773	$106	$202,604	$(176,483)	$26,227

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	-	-	1,742	-	1,742
Issuance of common stock, options exercised	43,805	-	65	-	65
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for settlement of debt	406,250	1	1,376	-	1,377
Issuance of common stock for conversion of debt	25,401	-	40	-	40
Issuance of common stock, ESPP	40,518	-	30	-	30
Warrants exercised for cash	7,431,125	7	8,401	-	8,408
Issuance of common stock, net of issuance costs	39,788,554	40	97,917	-	97,957
Net loss	-	-	-	(27,974)	(27,974)
Balance as of June 30, 2021	102,271,544	$102	$185,732	$(103,136)	$82,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(35,273)	$(27,974)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,193	1,742
Change in fair value of warrant liability	(283)	826
Change in fair value of convertible notes payable	340	-
Research and development expense - license amendment	841	-
Gain on forgiveness of note payable	-	(147)
Net loss on extinguishment of convertible debt	-	2,387
Amortization of debt discount	-	1,564
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(6,363)	(1,214)
Accounts payable	613	(849)
Accrued expenses	(134)	644
Derivative liability	(1,174)	-
Licenses payable	(800)	2,875
Net cash used in operating activities	(37,440)	(20,146)

Cash flows (used in) provided by financing activities
Payment of convertible note	-	(13,620)
Proceeds from issuance of common stock, net of issuance costs	-	97,957
Proceeds from exercise of warrants	-	7,252
Payment of deferred offering costs	(126)	-
Proceeds from exercise of options	8	65
Proceeds from sales of common stock under ESPP	75	30
Net cash (used in) provided by financing activities	(43)	91,684
Net (decrease) increase in cash	(37,483)	71,538
Cash, beginning of period	78,734	15,662
Cash, end of period	$41,251	$87,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$8
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$-	$1,155
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$75
Issuance of common stock for convertible notes	$-	$40
Issuance of common stock for license payable	$840	$-
Deferred offering costs, accrued but not paid	$127	$-
Issuance of common stock for settlement of debt	$-	$1,377
Extinguishment of beneficial conversion feature	$-	$1,519

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, the Company had $41.3 million in cash and an accumulated deficit of $176.5 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and exercises of warrants (see Note 10).

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Agent (the “Offering”). The Company also filed a prospectus supplement, dated May 12, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under the Company’s existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, the Company may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. The Company will also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. As of August 1, 2022, no shares of common stock have been sold pursuant to the Offering. The Company currently intends to use any net proceeds from the Offering for general corporate purposes and to advance the development of its product candidates.

On April 22, 2022, the Company received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until October 19, 2022, to regain compliance. The written notice states that the Nasdaq Staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if at any time before October 19, 2022, the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with The Nasdaq Capital Market’s minimum bid price rule by October 19, 2022, which may include, among other options, effectuating a reverse stock split. There is no guarantee that the Company will regain compliance by October 19, 2022. If the Company does not regain compliance with Rule 5550(a)(2) by October 19, 2022, it may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

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

Pursuant to the Registration Statement, the Company may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2022, the Company had approximately $95.1 million available under the Registration Statement (inclusive of the $50.0 million allocated to sales of shares pursuant to the Sale Agreement). The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2022 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

Fair Value Option

As permitted under FASB ASC Topic 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for its November 2021 and December 2021 convertible notes (collectively, the “2021 Convertible Notes”). In accordance with ASC 825, the Company records these convertible notes at fair value with changes in fair value recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.

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

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Six Months
	Ended June 30,
	2022	2021
Outstanding stock options	10,300	7,199
Restricted stock units	-	2,400
Outstanding warrants	2,545	2,635
Convertible debt	3,704	17

	16,549	12,251

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

In June 2022, the FASB issued ASU No. 2022-03: ASC Subtopic 820 - Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company for fiscal years beginning after December 15, 2023, and the interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

4. Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2022.

The Company’s financial assets and liabilities measured at fair value at June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Fair Value Measurements
	as of June 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$41,251	$-	$-	$41,251
Liabilities:
Convertible notes payable, at fair value	$-	$-	$19,260	$19,260
Warrant liabilities, at fair value	-	-	141	141
	$-	$-	$19,401	$19,401

	Fair Value Measurements
	as of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$78,734	$-	$-	$78,734
Liabilities:
Convertible notes payable, at fair value	$-	$-	$18,920	$18,920
Derivative liability, at fair value	1,174	-	-	1,174
Warrant liabilities, at fair value	-	-	424	424
	$1,174	$-	$19,344	$20,518

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach.

The Company measures the 2021 Convertible Notes and warrant liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the convertible notes payable and warrant liabilities related to updated assumptions and estimates are recognized within the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Derivative Liability

The derivative liability represented the fair value of the “Shortfall Amount” provision provided for in the license agreement with iX Biopharma Europe Limited.

At issuance, the fair value of the embedded derivative was estimated by using a Monte Carlo simulation model. As of December 31, 2021, the Company determined it was probable it would settle the Shortfall Amount in cash and estimated the fair value based on a probability weighted market approach. The Company paid the Shortfall Amount of $1.2 million in cash in January 2022.

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes during the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six Months Ended	Year Ended
	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	0.90% - 0.95%
Volatility	105%	113% - 114%
Dividend yield	-%	-%
Contractual term (years)	2.4	3.0
Stock price	$0.68	$1.74 - 1.95

Warrant Liabilities

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	2.85%	0.37%
Volatility	98.60%	119.55%
Dividend yield	-%	-%
Expected term (years)	1.57	2.57
Weighted-average fair value	$0.68	$2.43

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

	Warrant	Derivative	Convertible notes,
	liabilities	liability	at fair value
Balance as of December 31, 2020	$1,062	$-	$-
Warrant liability reclassified to stockholders' equity	(1,155)	-	-
Issuance of convertible notes, at fair value	-	-	19,150
Issuance of derivative liability	-	805	-
Change in fair value measurement of derivative liability	-	369	-
Change in fair value measurement of convertible notes	-	-	(230)
Change in fair value measurement of warrant liability	517	-	-
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	-	(1,174)	-
Change in fair value measurement of convertible notes	-	-	340
Change in fair value measurement of warrant liability	(283)	-	-
Balance as of June 30, 2022	$141	$-	$19,260

For the three and six months ended June 30, 2022 and the year ended December 31, 2021, the changes in fair value of the convertible notes, derivative liability and warrant liability primarily resulted from the volatility of the Company’s common stock.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$562	$59
Prepaid clinical costs	10,048	4,481
Deferred offering costs	253	-
Other	540	187
Prepaid expenses and other current assets	$11,403	$4,727

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

7. License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Report for the years ended December 31, 2021 and 2020, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. The following represents updates for the six months ended June 30, 2022, if applicable, to the Company’s significant license agreements:

Acquisition of Assets from Phoenixus AG f/k/a Vyera Pharmaceuticals, AG and Turing Pharmaceuticals AG (“Vyera”)

On April 8, 2022, Seelos Corporation (“STI”), a wholly-owned subsidiary of the Company, and Vyera, entered into an amendment (the “Amendment”) to the Asset Purchase Agreement by and between STI and Vyera, dated March 6, 2018 (as amended by a first amendment thereto entered into on May 18, 2018, a second amendment thereto entered into on December 31, 2018, a third amendment thereto entered into on October 15, 2019 and a fourth amendment thereto entered into on February 15, 2021, the “Vyera Purchase Agreement”). Pursuant to the Vyera Purchase Agreement, STI acquired the assets and liabilities of Vyera related to a product candidate currently referred to as SLS-002 (intranasal ketamine) (the “Vyera Assets”) and agreed, among other things, to make certain development and commercialization milestone payments and royalty payments related to the Vyera Assets (the “Milestone and Royalty Payment Obligations”) and further agreed that in the event that the Company sold, directly or indirectly, all or substantially all of the Vyera Assets to a third party, then the Company would pay Vyera an amount equal to 4% of the net proceeds actually received by the Company as an upfront payment in such sale (the “Change of Control Payment Obligation”).

Pursuant to the Vyera Purchase Agreement, as amended by the Amendment, STI agreed to (i) make a cash payment to Vyera in the aggregate amount of $4.0 million on or before April 8, 2022 (the “Cash Payment”); (ii) issue to Vyera on or before April 11, 2022 500,000 shares of the Company’s common stock (the “Initial Shares”); (iii) issue to Vyera on or before July 11, 2022 an additional 500,000 shares of the Company’s common stock (as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like) (the “July 2022 Shares”); and (iv) issue to Vyera on or before January 11, 2023 an additional number of shares of the Company’s common stock equal to $1.0 million divided by the volume weighted average closing price of the Company’s common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of the Company’s common stock (the “January 2023 Shares”, and together with the Cash Payment, the Initial Shares and the July 2022 Shares, the “Final Payments”). In consideration for the Final Payments, all of STI’s contingent payment obligations under the Vyera Purchase Agreement, including the Milestone and Royalty Payment Obligations and the Change of Control Payment Obligation, as well as all commercialization covenants of STI under the Vyera Purchase Agreement, will terminate in full upon the date that all of the Final Payments have been made.

The Company paid the $4.0 million Cash Payment and issued the 500,000 Initial Shares to Vyera in April 2022. The Company issued the 500,000 July 2022 Shares to Vyera in July 2022. The Company recognized $5.8 million in research and development expense during the three months ended June 30, 2022 related to the Amendment, which consisted of the initial cash payment of $4.0 million and $0.8 million for the Initial Shares and the July 2022 Shares, which were measured at their grant-date fair value. The Company also recognized a liability of $1.0 million related to the January 2023 Shares within accrued licenses payable.

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

The remaining potential regulatory and commercial milestones are not yet considered probable, and no other milestone payments have been accrued at June 30, 2022.

8. Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Professional fees	$250	$181
Personnel related	619	1,303
Outside research and development services	2,439	2,219
Insurance	333	-
Other	79	25
Accrued expenses, net	$3,720	$3,728

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

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible notes offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2021 and June 30, 2022, the Company recognized a total convertible note liability of $18.9 million and $19.3 million, respectively. During the three and six months ended June 30, 2022, the Company recognized a $0.1 million and $0.3 million loss on change in fair value of convertible notes, respectively.

As of June 30, 2022, the principal contractual balance of the convertible notes totaled $22.2 million.

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

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of June 30, 2022 or December 31, 2021.

Common Stock

The Company has authorized 240,000,000 shares of common stock as of June 30, 2022 and December 31, 2021. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

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

During the six months ended June 30, 2022 and 2021, the September 2020 Warrants were exercised for 0 and 5.6 million shares of common stock, respectively, for approximately $0 and $4.7 million, respectively. As of June 30, 2022, the September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the six months ended June 30, 2022 and 2021, the August 2019 Warrants for 0 and 1.3 million shares of common stock, respectively, were exercised for approximately $0 and $2.4 million, respectively. As of June 30, 2022, the August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the six months ended June 30, 2022 and 2021, the Series A Warrants for 0 and 0.5 million shares of common stock, respectively, were exercised for approximately $0 and $0.1 million, respectively. As of June 30, 2022, the Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the six months ended June 30, 2022 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2021	2,635	$4.29	2.4
Issued	-	$-
Exercised	-	$-
Cancelled	(90)	$47.06
Outstanding as of June 30, 2022	2,545	$2.78	2.3
Exercisable as of June 30, 2022	2,545	$2.78	2.3

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11. Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2022, in accordance with the foregoing, an aggregate of 4,713,637 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of June 30, 2022, an aggregate of 15,817,818 shares of common stock were authorized under the 2012 Plan, of which 5.5 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company's stockholders approved the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company's Board of Directors or the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company on or prior to each such January 1. On January 1, 2022, the Company added 1,055,004 shares for purchase by employees under the ESPP. During the six months ended June 30, 2022, the Company sold 84,078 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $23,000 for the six months ended June 30, 2022.

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

Stock options

During the six months ended June 30, 2022, the Company granted 560,605 incentive stock options and 2,299,395 non-qualified stock options to employees with a weighted average exercise price per share of $1.46 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the six months ended June 30, 2022, the Company also granted 140,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.56 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the six months ended June 30, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Risk-free interest rate	1.5% - 1.6%	0.5% - 1.2%
Volatility	113%	120%-125%
Dividend yield	-%	-%
Expected term (years)	5 - 6	5 - 6
Weighted-average fair value	$1.24	$3.62

A summary of stock option activity during the six months ended June 30, 2022 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2021	7,306	$2.60
Granted	3,000	1.47
Exercised	(6)	1.06
Cancelled	-	-
Outstanding as of June 30, 2022	10,300	$2.27	8.5	$1
Vested and expected to vest as of June 30, 2022	10,300	$2.27	8.5	$1
Exercisable as of June 30, 2022	3,553	$2.88	7.9	$1

The intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. As of June 30, 2022, unrecognized stock-option compensation expense of $9.2 million is expected to be realized over a weighted-average period of 2.4 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock, with a grant date fair value of $4.31 per unit. Vesting of this award was subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards were unvested and three of the five performance conditions had been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. During the six months ended June 30, 2022, the Company and its Chief Executive Officer entered into an agreement to cancel the performance stock unit award for no consideration. In connection with the cancellation of the award, no replacement awards were granted or authorized. At the time of cancellation, the Company recognized the remaining compensation expense of the three achieved milestones of $1.3 million. The two remaining milestones were not deemed probable of achievement at the time of cancellation, and no compensation cost related to these milestones was recognized.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$231	$222	$460	$358
General and administrative	730	815	2,733	1,384
	$961	$1,037	$3,193	$1,742

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

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, expiring in September 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement included one or more renewal options. At June 30, 2022, the Company had right-of-use assets of $13,000 and a total lease liability for operating leases of $13,000, all of which is included in current lease liabilities.

Upon the commencement of the 300 Park Avenue, New York, NY office space in March 2021, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $74,000. As of June 30, 2022, the weighted-average remaining lease term of the operating lease was 0.3 years, and the weighted-average discount rate was 8.0%.

As of June 30, 2022, future minimum lease payments for the Company’s operating leases with a non-cancelable term of more than one year was as follows (in thousands):

Operating
Leases
Remaining Period Ended December 31, 2022	$13
Total	13
Less present value discount	-
Operating lease liabilities	$13

For each of the six months ended June 30, 2022 and 2021, rent expense totaled $0.1 million.

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

As of June 30, 2022, there was no material litigation against or involving the Company.

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

Recent Developments

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the COVID-19 outbreak, most of our employees worked remotely. Up until the fourth quarter of 2021, we had not experienced any significant delays with our past or ongoing clinical trials for SLS-002, or our start-up activities for clinical trials for SLS-005. Beginning in the fourth quarter of 2021 and through the issuance of this report, we have experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant and its sub-variants. Recently, we have seen staffing issues beginning to slow, but we cannot be certain that this trend will continue as additional variants emerge and COVID-19 continues to circulate and spread. However, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although we do not currently expect the preventative measures taken to date to have a material adverse impact on our business for the remainder of 2022, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital, although, if the pandemic continues at its current rate into the end of 2022, it could have a material adverse impact on our business. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Business Update

Our business model is to advance multiple late-stage therapeutic candidates with proven mechanisms of action that address large markets with unmet medical needs and for which there is a strong economic and scientific rationale for development.

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (ASIB) in Major Depressive Disorder (MDD)	Phase II	Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	On February 28, 2022, we announced dosing of the first participants in the registrational study; enrollment ongoing

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	Start-up activities ongoing; enrollment of our first participants expected in the third quarter of 2022

	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Not in active development; considering next steps
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have commenced start-up activities for a Phase IIb/III study for SCA, and expect to enroll our first participants in the study in the third quarter of 2022. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease.

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

SLS-005 is undergoing enrollment in our clinical studies in ALS and start-up activities for our clinical studies in SCA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. We have begun the start-up activities for a Phase IIb/III study for SCA and expect to enroll our first participants in the study in the third quarter of 2022. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

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

Pursuant to the Vyera Purchase Agreement, as amended by the Amendment, STI agreed to (i) make a cash payment to Vyera in the aggregate amount of $4.0 million on or before April 8, 2022 (the “Cash Payment”); (ii) issue to Vyera on or before April 11, 2022 500,000 shares of our common stock (the “Initial Shares”); (iii) issue to Vyera on or before July 11, 2022 an additional 500,000 shares of our common stock (as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like) (the “July 2022 Shares”); and (iv) issue to Vyera on or before January 11, 2023 an additional number of shares of our common stock equal to $1.0 million divided by the volume weighted average closing price of our common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of our common stock (the “January 2023 Shares”, and together with the Cash Payment, the Initial Shares and the July 2022 Shares, the “Final Payments”). In consideration for the Final Payments, all of STI’s contingent payment obligations under the Vyera Purchase Agreement, including the Milestone and Royalty Payment Obligations and the Change of Control Payment Obligation, as well as all commercialization covenants of STI under the Vyera Purchase Agreement, will terminate in full upon the date that all of the Final Payments have been made.

We paid the $4.0 million Cash Payment and issued the 500,000 Initial Shares to Vyera in April 2022. We issued the 500,000 July 2022 Shares to Vyera in July 2022.

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we had $41.3 million in cash and an accumulated deficit of $176.5 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Agent (the “Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the Offering (the “Prospectus Supplement”) under our existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, we may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent will be entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. We will also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. As of August 1, 2022, no shares of common stock have been sold pursuant to the Offering. We currently intend to use any net proceeds from the Offering for general corporate purposes and to advance the development of our product candidates.

As of June 30, 2022, we had approximately $95.1 million available under the Registration Statement (inclusive of the $50.0 million allocated to sales of shares of our common stock pursuant to the Sale Agreement).

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2022 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes to such policies or estimates during the six months ended June 30, 2022.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2022 and 2021

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Operating expense
Research and development	$18,356	$4,308	$14,048	326%
General and administrative	2,883	2,465	418	17%
Total operating expense	$21,239	$6,773	$14,466	214%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses
License payments	$5,840	$-	$5,840	N/A
Clinical trial expenses	9,793	1,792	8,001	446%
Manufacturing expenses	1,089	1,027	62	6%
Employee compensation	911	956	(45)	-5%
Contract consulting expenses	492	310	182	59%
Other research and development expenses	231	223	8	4%
Total research and development expenses	$18,356	$4,308	$14,048	326%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $14.0 million increase in R&D expenses during the three months ended June 30, 2022, as compared to the same period in 2021, resulted primarily from an increase of $5.8 million in R&D license expenses pursuant to the Vyera Purchase Agreement in the second quarter of 2022 as well as an increase in clinical trial expenses of approximately $8.0 million, mainly due to the ongoing SLS-005 HEALEY clinical trial as well as our SLS-002 Phase II clinical trial and start-up activities for the global Phase IIb/III clinical trial of SLS-005 for SCA.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $0.4 million during the three months ended June 30, 2022, as compared to the same period in 2021. This increase was primarily due to an increase of $0.1 million for external legal costs as well as a $0.1 million increase in insurance-related costs.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Other income (expense)
Interest income	$19	$29	$(10)
Interest expense	(5)	(583)	578
Net loss on extinguishment of debt	-	(2,387)	2,387
Gain on forgiveness of debt	-	149	(149)
Change in fair value of convertible notes	(96)	-	(96)
Change in fair value of warrant liabilities	49	707	(658)
Total other income (expense)	$(33)	$(2,085)	$2,052

Interest Income

Interest income was $19,000 and $29,000 for the three months ended June 30, 2022 and 2021, respectively. The decrease in interest income primarily related to the lower average cash balances during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Interest Expense

Interest expense was $5,000 and $583,000 for the three months ended June 30, 2022 and 2021, respectively. This decrease in interest expense was due to our repayment of the December 2020 convertible notes during 2021.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $0 and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. This loss during the three months ended June 30, 2021 was primarily the result of our issuance of 406,250 shares of common stock with a fair value of $1.4 million to Lind, as well as other losses on extinguishments recognized on principal payments made on the 2020 convertible notes during the period. The 2020 convertible notes were paid off in 2021.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $0 and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. The gain was due to the forgiveness of our PPP loan, which we received in June 2021.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $0.1 million and $0 for the three months ended June 30, 2022 and 2021, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $141,000 at June 30, 2022. For the three months ended June 30, 2022, the change in fair value of warrant liabilities was $49,000, which expense was due to the revaluation of the Series A Warrants during such period. For the three months ended June 30, 2021, the change in fair value of warrant liabilities was $0.7 million, which expense was due to the revaluation of the Series A Warrants during such period.

Comparison of the Six Months Ended June 30, 2022 and 2021

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Operating expense
Research and development	$28,365	$18,420	$9,945	54%
General and administrative	6,884	4,965	1,919	39%
Total operating expense	$35,249	$23,385	$11,864	51%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses
License payments	$5,840	$9,000	$(3,160)	-35%
Clinical trial expenses	15,744	4,573	11,171	244%
Manufacturing expenses	3,412	2,049	1,363	67%
Employee compensation	1,868	1,646	222	13%
Contract consulting expenses	1,051	742	309	42%
Other research and development expenses	450	410	40	10%
Total research and development expenses	$28,365	$18,420	$9,945	54%

R&D costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $9.9 million increase in R&D expenses during the six months ended June 30, 2022, as compared to the same period in 2021, resulted primarily from an increase of $11.2 million in clinical trial costs, mainly due to the ongoing SLS-005 HEALEY clinical trial as well as our SLS-002 Phase II clinical trial and start-up activities for the global Phase IIb/III clinical trial of SLS-005 for SCA, as well as an increase in manufacturing expenses of approximately $1.4 million. These increases were partially offset by decreases in R&D license expenses of approximately $3.2 million.

General and Administrative Expenses

G&A costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $1.9 million during the six months ended June 30, 2022, as compared to the same period in 2021. This increase was primarily due to an increase of $1.4 million for stock compensation expense, primarily related to the cancellation of performance-based restricted stock units in the first six months of 2022, as well as an increase of $0.2 million in personnel costs and $0.2 million in external legal costs during the six months ended June 30, 2022. These increases were partially offset by decreases in costs including but not limited to, external investor relations costs of approximately $0.3 million during the six months ended June 30, 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Other income (expense)
Interest income	$45	$48	$(3)
Interest expense	(12)	(1,573)	1,561
Net loss on extinguishment of debt	-	(2,387)	2,387
Gain on forgiveness of debt	-	149	(149)
Change in fair value of convertible notes	(340)	-	(340)
Change in fair value of warrant liabilities	283	(826)	1,109
Total other income (expense)	$(24)	$(4,589)	$4,565

Interest Income

Interest income was $45,000 and $48,000 for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest income primarily related to the lower average cash balances during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest Expense

Interest expense was $12,000 and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. This decrease in interest expense was due to our repayment of the December 2020 convertible notes during 2021.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $0 and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. This loss during the six months ended June 30, 2021 was primarily the result of our issuance of 406,250 shares of common stock with a fair value of $1.4 million to Lind, as well as other losses on extinguishments recognized on principal payments made on the 2020 convertible notes during the period. The 2020 convertible notes were paid off in 2021.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $0 and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The gain was due to the forgiveness of our PPP loan, which we received in June 2021.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $0.3 million and $0 for the six months ended June 30, 2022 and 2021, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $141,000 at June 30, 2022. For the six months ended June 30, 2022, the change in fair value of warrant liabilities was $0.3 million, which income was due to the revaluation of the Series A Warrants during such period. For the six months ended June 30, 2021, the change in fair value of warrant liabilities was $0.8 million, which expense was due to the revaluation of the Series A Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by operations
Net cash used in operating activities	$(37,440)	$(20,146)
Net cash (used in) provided by financing activities	(43)	91,684
Net (decrease) increase in cash	$(37,483)	$71,538

Operating Activities

Cash used in operating activities of $37.4 million during the six months ended June 30, 2022 was primarily due to a net loss of $35.3 million and changes in operating assets and liabilities of $6.3 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $3.2 million.

Cash used in operating activities of $20.1 million during the six months ended June 30, 2021 was primarily due to a net loss of $28.0 million, which was partially offset by changes in operating assets and liabilities of $1.5 million.

Financing Activities

Cash used in financing activities of $43,000 during the six months ended June 30, 2022 was primarily due to payments of deferred financing costs related to the Sale Agreement.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended June 30, 2022.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $176.5 million from our inception through June 30, 2022.

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

As of June 30, 2022, we had a cash balance of approximately $41.3 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Moreover, we have the ability to sell up to $50.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Sales Agreement we entered into with Jefferies, LLC on May 12, 2022. As of the date hereof, a total of $95.1 million of securities remains available for issuance pursuant to the shelf registration statement (inclusive of the $50.0 million allocated to sales of shares pursuant to the Sales Agreement).

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

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders. In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind Global Asset Management V, LLC (“Lind”), one of the holders of the convertible promissory notes we issued in 2021 (the “Convertible Promissory Notes”), a first priority lien on our assets and properties and the Convertible Promissory Notes include restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance of $12.5 million or more in cash and cash equivalents. In addition, although the Securities Purchase Agreement we entered into with Lind in November 2021 provides that we may issue and sell to Lind additional convertible promissory notes, the issuances of such additional notes are subject to the satisfaction of certain conditions and milestones, which we may not be able to satisfy or achieve.  Our inability to raise capital when needed may harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

*Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. Differences between preliminary or interim data and final data could adversely affect our business.

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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is continuing to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic, may have a material adverse effect on our operations. We are actively monitoring the effect of the global situation on our financial condition, liquidity, operations, suppliers, industry and workforce. While the spread of COVID-19 may eventually be contained or mitigated, we cannot predict the timing of the vaccine roll-out globally or the continued efficacy of such vaccines, and we do not yet know how businesses or our partners will operate in a post COVID-19 environment. The ultimate impact of the COVID-19 pandemic on our business, operations or the global economy as a whole remains highly uncertain, and a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of July 25, 2022, we have 15 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

Our management's limited public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage, and could require our management to devote additional time and resources to ensure compliance with applicable corporate governance requirements.

Our executive officers have limited prior experience as executive officers in managing and operating a public company, which could have an adverse effect on their ability to quickly respond to problems or adequately address issues and matters applicable to public companies. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, financial condition and results of operations. Further, since our executive officers have limited prior experience as executive officers managing and operating a public company, we may need to dedicate additional time and resources to comply with legally mandated corporate governance policies relative to our competitors whose management teams have more public company experience.

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

If we are unable to successfully obtain required third-party intellectual property rights or maintain our existing intellectual property rights, including if our patent applications do not result in the issuance of patents, we may need to abandon development of the related program and our business, financial condition and results of operations could be materially and adversely affected.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, from January 3, 2022 to June 30, 2022, our closing stock price ranged from $0.51 to $1.71 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

On April 22, 2022, we received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 19, 2022, to regain compliance. The written notice states that the Nasdaq Staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before October 19, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with The Nasdaq Capital Market’s minimum bid price rule by October 19, 2022, which may include, among other options, effectuating a reverse stock split. There is no guarantee that we will regain compliance by October 19, 2022. If we do not regain compliance with Rule 5550(a)(2) by October 19, 2022, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

In addition, we have previously received similar notices from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Even though we previously regained compliance with the Nasdaq Capital Market's minimum market value of listed securities requirement and minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2022, we have outstanding warrants to purchase an aggregate of approximately 2.5 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of June 30, 2022, 18,900,558 shares of our common stock were reserved for issuance under our equity incentive plans, of which 10,299,170 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.27 per share, 5,518,648 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 2,436,275 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, at any time following nine-months from the date of issuance of the Convertible Promissory Notes, from time to time and before the maturity date of such Convertible Promissory Note, each holder thereof will have the option to convert any portion of the then-outstanding principal amount of such holder’s Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization payments on the Convertible Promissory Notes in shares of our common stock. Any issuances of shares of our common stock pursuant to the Convertible Promissory Notes will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock. In addition, pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG (“Vyera”), we will issue to Vyera on or before January 11, 2023 such number of shares of common stock equal to $1.0 million divided by the volume weighted average closing price of our common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of common stock. Such issuances of shares of our common stock to Vyera will result in dilution to our then-existing stockholders.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of June 30, 2022, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2022, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue the advisory firm 100,000 unregistered shares of our common stock, which shares were issued on June 1, 2022 (the “Shares”). The issuance of the Shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws. Appropriate legends were affixed to the Shares. The advisory firm had adequate access, through employment, business or other relationships, to information about the Company. In connection with the foregoing issuance, the advisory firm represented to the us that it was an accredited investor and was acquiring the Shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investments and could hold the securities for an indefinite period of time. In connection with the foregoing issuance, the advisory firm received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration requirements of the Securities Act. Shares are deemed restricted securities for purposes of the Securities Act. There were no underwriters employed in connection with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBITS NO.	DESCRIPTION

2.1*	Agreement and Plan of Merger and Reorganization, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

2.2	Amendment No. 1 Agreement and Plan of Merger and Reorganization, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3	Amendment No. 2 Agreement and Plan of Merger and Reorganization, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4	Amendment No. 3 Agreement and Plan of Merger and Reorganization, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5*	Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A12G filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.10	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).
69

3.11	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13	Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14	Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15	Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020).

3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

3.19	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.4	Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5	Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.6	Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.8	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.9	Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.11	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.12	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.13	Registration Rights Agreement, dated October 16, 2018, by and among the Company and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.14	Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.15	Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.16	Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.17	Form of Convertible Promissory Note due November 13, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.18	Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated herein by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

10.1	Amendment No. 5 to Asset Purchase Agreement, dated April 8, 2022, by and between Seelos Corporation and Phoenixus AG (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2022).

10.2	Open Market Sale AgreementSM, dated as of May 12, 2022, by and between Seelos Therapeutics, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Seelos Therapeutics, Inc.

Date: August 5, 2022	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 5, 2022	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)

