Form 10-Q
period 2022-09-30
SEELOS THERAPEUTICS, INC.
filed 2022-11-10
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, 107,168,256 shares of the common stock, par value $0.001, of the registrant were outstanding.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$30,511	$78,734
Prepaid expenses and other current assets	9,997	4,727
Total current assets	40,508	83,461
Operating lease right-of-use asset	-	39
Total assets	$40,508	$83,500

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,952	$1,693
Accrued expenses	4,048	3,728
Licenses payable	1,000	200
Short-term portion of convertible notes payable, at fair value	10,655	1,030
Derivative liability	-	1,174
Warrant liabilities, at fair value	232	424
Operating lease liability	-	38
Total current liabilities	21,887	8,287

Convertible notes payable, at fair value	10,742	17,890
Total liabilities	32,629	26,177

Commitments and contingencies (note 12)	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, $0.001 par value, 240,000,000 shares authorized, 107,168,256 and 105,500,445 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	107	105
Additional paid-in-capital	203,859	198,428
Accumulated deficit	(196,087)	(141,210)
Total stockholders’ equity	7,879	57,323
Total liabilities and stockholders’ equity	$40,508	$83,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2022 and 2021

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expense
Research and development	$14,750	$8,683	$43,115	$27,103
General and administrative	2,660	2,227	9,544	7,192
Total operating expense	17,410	10,910	52,659	34,295
Loss from operations	(17,410)	(10,910)	(52,659)	(34,295)

Other income (expense)
Interest income	36	39	81	87
Interest expense	(2)	(20)	(14)	(1,593)
Net loss on extinguishment of debt	-	-	-	(2,387)
Gain on forgiveness of debt	-	-	-	149
Change in fair value of convertible notes	(2,137)	-	(2,477)	-
Change in fair value of warrant liabilities	(91)	76	192	(750)
Total other (expense) income	(2,194)	95	(2,218)	(4,494)
Net loss and comprehensive loss	$(19,604)	$(10,815)	$(54,877)	$(38,789)

Net loss per share basic and diluted	$(0.18)	$(0.11)	$(0.52)	$(0.45)

Weighted-average common shares outstanding basic and diluted	106,689,924	102,325,238	106,100,413	86,579,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2022	106,190,773	$106	$202,604	$(176,483)	$26,227
Stock-based compensation expense	-	-	973	-	973
Issuance of common stock for prepaid services	100,000	-	107	-	107
Issuance of common stock for license acquired	500,000	-	-	-	-
Issuance of common stock in at-the-market offering, net of issuance costs	350,000	1	151	-	152
Issuance of common stock, ESPP	27,483	-	24	-	24
Net loss	-	-	-	(19,604)	(19,604)
Balance as of September 30, 2022	107,168,256	$107	$203,859	$(196,087)	$7,879

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2021	102,271,544	$102	$185,732	$(103,136)	$82,698
Stock-based compensation expense	-	-	857	-	857
Issuance of common stock, ESPP	39,491	-	74	-	74
Issuance of common stock for conversion of debt	43,664	-	98	-	98
Net loss	-	-	-	(10,815)	(10,815)
Balance as of September 30, 2021	102,354,699	$102	$186,761	$(113,951)	$72,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022 and 2021

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	-	-	4,166	-	4,166
Issuance of common stock, options exercised	6,250	-	8	-	8
Issuance of common stock for prepaid services	200,000	-	167	-	167
Issuance of common stock for license acquired	1,000,000	1	840	-	841
Issuance of common stock in at-the-market offering, net of issuance costs	350,000	1	151	-	152
Issuance of common stock, ESPP	111,561	-	99	-	99
Net loss	-	-	-	(54,877)	(54,877)
Balance as of September 30, 2022	107,168,256	$107	$203,859	$(196,087)	$7,879

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	-	-	2,599	-	2,599
Issuance of common stock, options exercised	43,805	-	65	-	65
Extinguishment of beneficial conversion feature	-	-	(1,519)	-	(1,519)
Issuance of common stock for settlement of debt	406,250	1	1,376	-	1,377
Issuance of common stock for conversion of debt	69,065	-	138	-	138
Issuance of common stock, ESPP	80,009	-	104	-	104
Warrants exercised for cash	7,431,125	7	8,401	-	8,408
Issuance of common stock, net of issuance costs	39,788,554	40	97,917	-	97,957
Net loss	-	-	-	(38,789)	(38,789)
Balance as of September 30, 2021	102,354,699	$102	$186,761	$(113,951)	$72,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(54,877)	$(38,789)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,166	2,599
Change in fair value of warrant liability	(192)	750
Change in fair value of convertible notes payable	2,477	-
Research and development expense - license amendment	841	-
Gain on forgiveness of note payable	-	(147)
Net loss on extinguishment of convertible debt	-	2,387
Amortization of debt discount	-	1,582
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(5,103)	(2,230)
Accounts payable	4,259	1,514
Accrued expenses	289	1,803
Derivative liability	(1,174)	-
Licenses payable	800	(125)
Net cash used in operating activities	(48,514)	(30,656)

Cash flows (used in) provided by financing activities
Payment of convertible note	-	(13,551)
Proceeds from issuance of common stock, net of issuance costs	-	97,957
Proceeds from exercise of warrants	-	7,252
Proceeds from issuance of common stock in at-the-market offering	457	-
Payment of at-the-market offering issuance costs	(273)	-
Proceeds from exercise of options	8	65
Proceeds from sales of common stock under ESPP	99	104
Net cash provided by financing activities	291	91,827
Net (decrease) increase in cash	(48,223)	61,171
Cash, beginning of period	78,734	15,662
Cash, end of period	$30,511	$76,833

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$10
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$-	$1,155
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$75
Issuance of common stock for convertible notes	$-	$69
Issuance of common stock for license payable	$840	$-
At-the-market offering issuance costs, accrued but not paid	$32	$-
Issuance of common stock for settlement of debt	$-	$1,377
Extinguishment of beneficial conversion feature	$-	$1,519

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, the Company had $30.5 million in cash and an accumulated deficit of $196.1 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and exercises of warrants (see Note 10).

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Agent (the “Offering”). The Company also filed a prospectus supplement, dated May 12, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under the Company’s existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, the Company may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. The Company also reimburses the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2022, the Company sold an aggregate of 350,000 shares under the Sale Agreement, receiving net proceeds of $0.5 million. The Company currently intends to use any net proceeds from the Offering for general corporate purposes and to advance the development of its product candidates.

On April 22, 2022, the Company received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until October 19, 2022, to regain compliance. On September 1, 2022, the Company received a letter from Nasdaq notifying the Company that it regained full compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price of the Company’s common stock had been at $1.00 per share or greater for ten consecutive business days, from August 18, 2022 through August 31, 2022.

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

Pursuant to the Registration Statement, the Company may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of September 30, 2022, the Company had approximately $94.6 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of September 30, 2022 are not sufficient to satisfy its operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Nine Months
	Ended September 30,
	2022	2021
Outstanding stock options	10,400	7,295
Restricted stock units	-	2,400
Outstanding warrants	2,545	2,635
Convertible debt	3,704	-
	16,649	12,330

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

4. Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2022.

The Company’s financial assets and liabilities measured at fair value at September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Fair Value Measurements
	as of September 30, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$30,511	$-	$-	$30,511
Liabilities:
Convertible notes payable, at fair value	$-	$-	$21,397	$21,397
Warrant liabilities, at fair value	-	-	232	232
	$-	$-	$21,629	$21,629

	Fair Value Measurements
	as of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$78,734	$-	$-	$78,734
Liabilities:
Convertible notes payable, at fair value	$-	$-	$18,920	$18,920
Derivative liability, at fair value	1,174	-	-	1,174
Warrant liabilities, at fair value	-	-	424	424
	$1,174	$-	$19,344	$20,518

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

The fair value of the 2021 Convertible Notes and warrant liabilities may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liabilities. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes during the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended	Year Ended
	September 30, 2022	December 31, 2021
Risk-free interest rate	4.28%	0.90% - 0.95%
Volatility	105%	113% - 114%
Dividend yield	-%	-%
Contractual term (years)	2.2	3.0
Stock price	$1.03	$1.74 - 1.95

Warrant Liabilities

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	4.08%	0.36%
Volatility	80.30%	110.19%
Dividend yield	-%	-%
Expected term (years)	1.32	2.32
Weighted-average fair value	$0.77	$2.17

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

	Warrant	Derivative	Convertible notes,
	liabilities	liability	at fair value
Balance as of December 31, 2020	$1,062	$-	$-
Warrant liability reclassified to stockholders' equity	(1,155)	-	-
Issuance of convertible notes, at fair value	-	-	19,150
Issuance of derivative liability	-	805	-
Change in fair value measurement of derivative liability	-	369	-
Change in fair value measurement of convertible notes	-	-	(230)
Change in fair value measurement of warrant liability	517	-	-
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	-	(1,174)	-
Change in fair value measurement of convertible notes	-	-	2,477
Change in fair value measurement of warrant liability	(192)	-	-
Balance as of September 30, 2022	$232	$-	$21,397

For the three and nine months ended September 30, 2022 and the year ended December 31, 2021, the changes in fair value of the convertible notes, derivative liability and warrant liability primarily resulted from the volatility of the Company’s common stock.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$329	$59
Prepaid clinical costs	9,254	4,481
Other	414	187
Prepaid expenses and other current assets	$9,997	$4,727

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

7. License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Report for the years ended December 31, 2021 and 2020, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. The following represents updates for the nine months ended September 30, 2022, if applicable, to the Company’s significant license agreements:

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

The remaining potential regulatory and commercial milestones are not yet considered probable, and no other milestone payments have been accrued at September 30, 2022.

8. Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Professional fees	$239	$181
Personnel related	955	1,303
Outside research and development services	2,767	2,219
Insurance	84	-
Other	3	25
Accrued expenses, net	$4,048	$3,728

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

At the first anniversary of the Closing Date, the Company shall have the option, at its sole discretion and subject to certain stock price and other conditions, to issue to Lind V a convertible promissory note (the “Second Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. At the earlier of (i) the two-year anniversary of the Closing Date, or (ii) the successful readout for SLS-005 in ALS, and subject to the mutual agreement of the Company and Lind V, the Company shall issue to Lind V a convertible promissory note (the “Third Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. In the event of the filing of a new drug application with the U.S. Food & Drug Administration for either SLS-002 or SLS-005, and subject to the mutual agreement of the Company and Lind V, the Company shall issue to Lind V a convertible promissory note (the “Fourth Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. The Second Note, the Third Note and the Fourth Note, if issued, would be in substantially the same form as the 2021 Note.

At any time following August 23, 2022, from time to time and before the Maturity Date, Lind V shall have the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). At any time prior August 23, 2022, the Company had the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time during such period), up to an aggregate of $14.7 million of the outstanding Principal Amount of the 2021 Note with no penalty. The Company did not prepay any amounts of the 2021 Note prior to August 23, 2022 and has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price.

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

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible notes offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2021 and September 30, 2022, the Company recognized a total convertible note liability of $18.9 million and $21.4 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized a $2.1 million and $2.5 million loss on change in fair value of convertible notes, respectively.

As of September 30, 2022, the principal contractual balance of the convertible notes totaled $22.2 million.

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

On December 17, 2020, the Company entered into three separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2020 Lind Securities Purchase Agreement (the “December 17 SPAs”), pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $1,138,023, (1) convertible promissory notes (the “December 17 Notes”) in an aggregate principal amount of $1,365,628, which did not bear interest and were to mature on December 17, 2022, and (2) an aggregate of 110,956 shares of its common stock. On December 18, 2020, the Company entered into an additional securities purchase agreement with an accredited investor on substantially the same terms as the 2020 Lind Securities Purchase Agreement (the “December 18 SPA” and, together with the December 17 SPAs, the “Subsequent Securities Purchase Agreements”), pursuant to which the Company sold, in a private placement transaction, in exchange for the payment by the accredited investor of $269,373, (1) a convertible promissory note in an aggregate principal amount of $323,247, which did not bear interest and was to mature on December 18, 2022 (the “December 18 Note” and, together with the December 17 Notes, the “Subsequent Notes”), and (2) 26,263 shares of the Company’s common stock. The Subsequent Securities Purchase Agreements had substantially the same terms as the 2020 Lind Securities Purchase Agreement, and the Subsequent Notes had substantially the same terms as the 2020 Note. During the first half of 2021, the Company made certain repayments on the outstanding principal balance of the convertible notes. On July 7, 2021, the Company and the holder of the December 18 Note (the “December 18 Note Holder”) entered into an Acknowledgement and Termination Agreement, pursuant to which: (i) the December 18 Note Holder agreed to return to the Company $42,777 in cash (the “Repayment”) previously paid by the Company to the December 18 Note Holder as a payment against the Company’s obligations under the December 18 Note, and (ii) the Company agreed to issue to the December 18 Note Holder an aggregate of 43,664 additional shares of its common stock (the “December 18 Note Shares”) in full satisfaction of the Company’s remaining obligations to the December 18 Note Holder under the December 18 Note. The December 18 Note Holder paid the Company the Repayment and the Company issued the December 18 Note Shares, and the December 18 SPA and the December 18 Note terminated, effective July 7, 2021.

The Company received aggregate net proceeds of $10.9 million from the convertible notes offering, net of $0.5 million of issuance costs. The total gross proceeds were allocated to the convertible notes and common stock issued under the agreements based on their relative fair values. Due to the principal payments made during the year, the Company remeasured the beneficial conversion feature discount at each payment date and recorded a loss on extinguishment of debt of approximately $1.0 million during the year ended December 31, 2021 as well as a reduction in additional paid-in capital of $1.5 million as of December 31, 2021.

During the year ended December 31, 2021, the Company paid approximately $13.6 million in principal payments on the outstanding convertible notes and issued an aggregate of 475,315 shares of its common stock upon conversion of the convertible notes, and none of the 2020 convertible notes remain outstanding as of December 31, 2021.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of September 30, 2022 or December 31, 2021.

Common Stock

The Company has authorized 240,000,000 shares of common stock as of September 30, 2022 and December 31, 2021. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

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

During the nine months ended September 30, 2022 and 2021, the September 2020 Warrants were exercised for 0 and 5.6 million shares of common stock, respectively, for approximately $0 and $4.7 million, respectively. As of September 30, 2022, the September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the nine months ended September 30, 2022 and 2021, the August 2019 Warrants for 0 and 1.3 million shares of common stock, respectively, were exercised for approximately $0 and $2.4 million, respectively. As of September 30, 2022, the August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the nine months ended September 30, 2022 and 2021, the Series A Warrants for 0 and 0.5 million shares of common stock, respectively, were exercised for approximately $0 and $0.1 million, respectively. As of September 30, 2022, the Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the nine months ended September 30, 2022 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2021	2,635	$4.29	2.4
Issued	-	$-
Exercised	-	$-
Cancelled	(90)	$47.06
Outstanding as of September 30, 2022	2,545	$2.78	1.8
Exercisable as of September 30, 2022	2,545	$2.78	1.8

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11. Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2022, in accordance with the foregoing, an aggregate of 4,713,637 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of September 30, 2022, an aggregate of 15,817,818 shares of common stock were authorized under the 2012 Plan, of which 5.4 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company's stockholders approved the Company's 2020 Employee Stock Purchase Plan (the "ESPP"), whereby qualified employees are allowed to purchase limited amounts of the Company's common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company's Board of Directors or the Compensation Committee of the Board of Directors (the "Compensation Committee") of the Company on or prior to each such January 1. On January 1, 2022, the Company added 1,055,004 shares for purchase by employees under the ESPP. During the nine months ended September 30, 2022, the Company sold 111,561 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $33,000 for the nine months ended September 30, 2022.

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

Stock options

During the nine months ended September 30, 2022, the Company granted 660,605 incentive stock options and 2,299,395 non-qualified stock options to employees with a weighted average exercise price per share of $1.45 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the nine months ended September 30, 2022, the Company also granted 140,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.56 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the nine months ended September 30, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the nine months ended September 30, 2022 and 2021:

Nine Months Ended
	September 30, 2022	September 30, 2021
Risk-free interest rate	1.6% - 3.4%	0.5% - 1.2%
Volatility	111%-113%	118%-125%
Dividend yield	-%	-%
Expected term (years)	5 - 6	5 - 6
Weighted-average fair value	$1.22	$3.52

A summary of stock option activity during the nine months ended September 30, 2022 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2021	7,306	$2.60
Granted	3,100	1.45
Exercised	(6)	1.06
Cancelled	-	-
Outstanding as of September 30, 2022	10,400	$2.26	8.3	$11
Vested and expected to vest as of September 30, 2022	10,400	$2.26	8.3	$11
Exercisable as of September 30, 2022	4,053	$2.78	7.7	$9

The intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. As of September 30, 2022, unrecognized stock-option compensation expense of $8.4 million is expected to be realized over a weighted-average period of 2.3 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock, with a grant date fair value of $4.31 per unit. Vesting of this award was subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards were unvested and three of the five performance conditions had been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. During the nine months ended September 30, 2022, the Company and its Chief Executive Officer entered into an agreement to cancel the performance stock unit award for no consideration. In connection with the cancellation of the award, no replacement awards were granted or authorized. At the time of cancellation, the Company recognized the remaining compensation expense of the three achieved milestones of $1.3 million. The two remaining milestones were not deemed probable of achievement at the time of cancellation, and no compensation cost related to these milestones was recognized.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$261	$193	$721	$551
General and administrative	712	664	3,445	2,048
	$973	$857	$4,166	$2,599

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

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, which was due to expire in September 2022. The rental agreement contains a base rent of approximately $4,000 per month. This agreement included one or more renewal options. At September 30, 2022, the Company’s right-of-use assets and lease liability for operating leases was $0. In October 2022, the Company entered into a new eighteen-month office space rental agreement for its existing space, which provides for a base rent starting at approximately $4,000 per month subject to periodic increases.

Upon the commencement of the 300 Park Avenue, New York, NY office space in March 2021, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $74,000. As of September 30, 2022, the weighted-average remaining lease term of the operating lease was 0 years, and the weighted-average discount rate was 8.0%.

As of September 30, 2022, there were no future minimum lease payments for the Company’s operating leases with a non-cancelable term of more than one year as the current lease was expiring, while the Company’s new lease was not effective until October 2022.

For each of the nine months ended September 30, 2022 and 2021, rent expense totaled $0.1 million.

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

As of September 30, 2022, there was no material litigation against or involving the Company.

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

Recent Developments

Impact of COVID-19

In March 2020, we began taking precautionary measures to protect the health and safety of our employees and contractors and further assessing the actual and potential impact of the coronavirus (“COVID-19”) pandemic on our business, financial condition and operations. COVID-19 infections have been reported throughout the United States, along with other jurisdictions in which our suppliers, partners and collaborators operate. In addition, COVID-19 has caused disruption and volatility in the global capital markets, and has led to an economic slowdown. Certain national, provincial, state and local governmental authorities have issued proclamations and/or directives aimed at minimizing the spread of COVID-19 and additional, more restrictive proclamations and/or directives may be issued in the future. Before the COVID-19 outbreak, most of our employees worked remotely. Up until the fourth quarter of 2021, we had not experienced any significant delays with our past or ongoing clinical trials for SLS-002, or our start-up activities for clinical trials for SLS-005. Beginning in the fourth quarter of 2021 and through the issuance of this report, we have experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant and its sub-variants. Recently, we have seen staffing issues improving, but we cannot be certain that this trend will continue as additional variants emerge and COVID-19 continues to circulate and spread. However, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

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

Our product development pipeline is as follows:

Product	Indication	Development Phase	Development Status

SLS-002 Intranasal Racemic Ketamine	Acute Suicidal Ideation and Behavior (ASIB) in Major Depressive Disorder (MDD)	Phase II	Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021 and initiated enrollment of Part 2 of a registration directed study

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	On February 28, 2022, we announced dosing of the first participants in the registrational study; enrollment ongoing

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	In October 2022, we announced dosing of the first participant in the registrational study; enrollment ongoing

	Sanfilippo Syndrome	Phase II	Obtaining natural history data

SLS-004	Parkinson's Disease (PD)	Pre-IND	Preclinical studies ongoing
Gene Therapy

SLS-006	Parkinson's Disease (PD)	Phase II/III	Not in active development; considering next steps
Partial Dopamine Agonist

SLS-007	Parkinson's Disease (PD)	Pre-IND	Preclinical study ongoing
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

SLS-002 is intranasal racemic ketamine with two investigational new drug applications (“INDs”). The lead program is focused on the treatment of ASIB in MDD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 is being developed to address an unmet need for an efficacious drug to treat suicidality in the United States. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. We believe there is a large opportunity in the United States and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were approximately 1,000,000 visits to emergency rooms for suicide attempts in 2013 in the United States alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for depression and suicidality.

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

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we increased the subjects in Part 2 to increase the sample size and power to support a potential marketing application.

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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation ("ODD") for OPMD and SCA3 has been secured in the United States and in the European Union ("EU"). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled "COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER" which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick's disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation ("RPDD") for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In October 2022, we announced the dosing of the first participant in the registrational phase II/III study for the treatment of SCA. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease.

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

SLS-005 is undergoing enrollment in our clinical studies in ALS and in SCA. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In October 2022, we announced the dosing of the first participant in the registrational phase II/III study for the treatment of SCA. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, we had $30.5 million in cash and an accumulated deficit of $196.1 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Agent (the “Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the Offering (the “Prospectus Supplement”) under our existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, we may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. We also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. During the three months ended September 30, 2022, we sold an aggregate of 350,000 shares under the Sale Agreement, receiving net proceeds of $0.5 million. We currently intend to use any net proceeds from the Offering for general corporate purposes and to advance the development of our product candidates.

As of September 30, 2022, we had approximately $94.6 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares of our common stock pursuant to the Sale Agreement as of such date).

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

At the first anniversary of the Closing Date, we shall have the option, at our sole discretion and subject to certain stock price and other conditions, to issue to Lind V a convertible promissory note (the “Second Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. At the earlier of (i) the two-year anniversary of the Closing Date, or (ii) the successful readout for SLS-005 in ALS, and subject to the mutual agreement of us and Lind V, we shall issue to Lind V a convertible promissory note (the “Third Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. In the event of the filing of a new drug application with the FDA for either SLS-002 or SLS-005, and subject to the mutual agreement of us and Lind V, we shall issue to Lind a convertible promissory note (the “Fourth Note”) in the principal amount of $11.0 million in exchange for the payment by Lind V of $10.0 million. The Second Note, the Third Note and the Fourth Note, if issued, would be in substantially the same form as the 2021 Note. See Note 9 to our condensed consolidated financial statements for further discussion.

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2022 are not sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes to such policies or estimates during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended September 30, 2022 and 2021

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Operating expense
Research and development	$14,750	$8,683	$6,067	70%
General and administrative	2,660	2,227	433	19%
Total operating expense	$17,410	$10,910	$6,500	60%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses
Clinical trial expenses	$10,913	$5,983	$4,930	82%
Manufacturing expenses	2,064	1,214	850	70%
Employee compensation	973	795	178	22%
Contract consulting expenses	535	499	36	7%
Other research and development expenses	265	192	73	38%
Total research and development expenses	$14,750	$8,683	$6,067	70%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $6.1 million increase in R&D expenses during the three months ended September 30, 2022, as compared to the same period in 2021, resulted primarily from (i) an increase in clinical trial expenses of approximately $4.9 million, mainly due to the ongoing SLS-005 HEALEY clinical trial as well as start-up activities for the global Phase IIb/III clinical trial of SLS-005 for SCA, and (ii) an increase in manufacturing expenses of approximately $0.9 million, mainly related to clinical supplies needed to support the SLS-005 clinical programs.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $0.4 million during the three months ended September 30, 2022, as compared to the same period in 2021. This increase was primarily due to an increase of $0.2 million in insurance-related costs.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Other income (expense)
Interest income	$36	$39	$(3)
Interest expense	(2)	(20)	18
Change in fair value of convertible notes	(2,137)	-	(2,137)
Change in fair value of warrant liabilities	(91)	76	(167)
Total other income (expense)	$(2,194)	$95	$(2,289)

Interest Income

Interest income was $36,000 and $39,000 for the three months ended September 30, 2022 and 2021, respectively. The decrease in interest income primarily related to the lower average cash balances during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Interest Expense

Interest expense was $2,000 and $20,000 for the three months ended September 30, 2022 and 2021, respectively. This decrease in interest expense was due to our repayment of the December 2020 convertible notes during 2021.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $2.1 million and $0 for the three months ended September 30, 2022 and 2021, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $232,000 at September 30, 2022. For the three months ended September 30, 2022, the change in fair value of warrant liabilities was $91,000, which expense was due to the revaluation of the Series A Warrants during such period. For the three months ended September 30, 2021, the change in fair value of warrant liabilities was $76,000, which income was due to the revaluation of the Series A Warrants during such period.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Operating expense
Research and development	$43,115	$27,103	$16,012	59%
General and administrative	9,544	7,192	2,352	33%
Total operating expense	$52,659	$34,295	$18,364	54%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses
License payments	$5,840	$9,000	$(3,160)	-35%
Clinical trial expenses	26,657	10,556	16,101	153%
Manufacturing expenses	5,476	3,263	2,213	68%
Employee compensation	2,841	2,441	400	16%
Contract consulting expenses	1,586	1,241	345	28%
Other research and development expenses	715	602	113	19%
Total research and development expenses	$43,115	$27,103	$16,012	59%

R&D costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $16.0 million increase in R&D expenses during the nine months ended September 30, 2022, as compared to the same period in 2021, resulted primarily from an increase of $16.1 million in clinical trial costs, mainly due to the ongoing SLS-005 HEALEY clinical trial as well as our SLS-002 Phase II clinical trial and start-up activities for the global Phase IIb/III clinical trial of SLS-005 for SCA, as well as an increase in manufacturing expenses of approximately $2.2 million. These increases were partially offset by decreases in R&D license expenses of approximately $3.2 million.

General and Administrative Expenses

G&A costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $2.4 million during the nine months ended September 30, 2022, as compared to the same period in 2021. This increase was primarily due to an increase of $1.4 million for stock compensation expense, primarily related to the cancellation of performance-based restricted stock units in the first nine months of 2022, as well as an increase of $0.3 million in personnel costs, an increase of $0.3 million in commercial readiness costs, and $0.2 million in external legal costs during the nine months ended September 30, 2022. These increases were partially offset by decreases in costs including but not limited to, external investor relations costs of approximately $0.1 million during the nine months ended September 30, 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Other income (expense)
Interest income	$81	$87	$(6)
Interest expense	(14)	(1,593)	1,579
Net loss on extinguishment of debt	-	(2,387)	2,387
Gain on forgiveness of debt	-	149	(149)
Change in fair value of convertible notes	(2,477)	-	(2,477)
Change in fair value of warrant liabilities	192	(750)	942
Total other income (expense)	$(2,218)	$(4,494)	$2,276

Interest Income

Interest income was $81,000 and $87,000 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest income primarily related to the lower average cash balances during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Interest Expense

Interest expense was $14,000 and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. This decrease in interest expense was due to our repayment of the December 2020 convertible notes during 2021.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $0 and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. This loss during the nine months ended September 30, 2021 was primarily the result of our issuance of 406,250 shares of common stock with a fair value of $1.4 million to Lind, as well as other losses on extinguishments recognized on principal payments made on the 2020 convertible notes during the period. The 2020 convertible notes were paid off in 2021.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $0 and $149,000 for the nine months ended September 30, 2022 and 2021, respectively. The gain was due to the forgiveness of our PPP loan, which we received in June 2021.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $2.5 million and $0 for the nine months ended September 30, 2022 and 2021, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $232,000 at September 30, 2022. For the nine months ended September 30, 2022, the change in fair value of warrant liabilities was $192,000, which income was due to the revaluation of the Series A Warrants during such period. For the nine months ended September 30, 2021, the change in fair value of warrant liabilities was $750,000, which expense was due to the revaluation of the Series A Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by operations
Net cash used in operating activities	$(48,514)	$(30,656)
Net cash provided by financing activities	291	91,827
Net (decrease) increase in cash	$(48,223)	$61,171

Operating Activities

Cash used in operating activities of $48.5 million during the nine months ended September 30, 2022 was primarily due to a net loss of $54.9 million and changes in operating assets and liabilities of $1.0 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $4.2 million and change in fair value of our convertible notes payable of $2.5 million.

Cash used in operating activities of $30.7 million during the nine months ended September 30, 2021 was primarily due to a net loss of $38.8 million, which was partially offset by changes in operating assets and liabilities of $7.2 million.

Financing Activities

Cash provided by financing activities of $0.3 million during the nine months ended September 30, 2022 was primarily due to proceeds from issuances of common stock pursuant to the Sale Agreement.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended September 30, 2022.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $196.1 million from our inception through September 30, 2022.

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

As of September 30, 2022, we had a cash balance of approximately $30.5 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Moreover, we have the ability to sell up to $50.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Sales Agreement we entered into with Jefferies, LLC on May 12, 2022. As of the date hereof, a total of $94.6 million of securities remains available for issuance pursuant to the shelf registration statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sales Agreement as of such date).

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

*Current and future legislation may increase the difficulty and cost of commercializing our product candidates and may affect the prices we may obtain if our product candidates are approved for commercialization.

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

In addition, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of October 28, 2022, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain "key person" insurance on any of our employees.

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

*Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the CCPA does exempt certain clinical trial data. The California Privacy Rights Act (the “CPRA”), which will become effective on January 1, 2023, will significantly modify the CCPA, and also create a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, Utah passed the Consumer Privacy Act, and Connecticut passed the Connecticut Data Privacy Act, all of which become effective in 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, from January 3, 2022 to September 30, 2022, our closing stock price ranged from $0.51 to $1.71 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

On April 22, 2022, we received written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 19, 2022, to regain compliance. On September 1, 2022, we received a letter from Nasdaq notifying us that we regained full compliance with Nasdaq Listing Rule 5550(a)(2) after the closing bid price of our common stock had been at $1.00 per share or greater for ten consecutive business days, from August 18, 2022 through August 31, 2022.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2022, we have outstanding warrants to purchase an aggregate of approximately 2.5 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of September 30, 2022, 18,873,072 shares of our common stock were reserved for issuance under our equity incentive plans, of which 10,399,170 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.26 per share, 5,418,648 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 2,408,789 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of such Convertible Promissory Note, each holder thereof currently has the option to convert any portion of the then-outstanding principal amount of such holder’s Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization payments on the Convertible Promissory Notes in shares of our common stock. Any issuances of shares of our common stock pursuant to the Convertible Promissory Notes will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock. In addition, pursuant to the asset purchase agreement, as amended, with Phoenixus AG f/k/a Vyera Pharmaceuticals AG and Turing Pharmaceuticals AG (“Vyera”), we will issue to Vyera on or before January 11, 2023 such number of shares of common stock equal to $1.0 million divided by the volume weighted average closing price of our common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of common stock. Such issuances of shares of our common stock to Vyera will result in dilution to our then-existing stockholders.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of September 30, 2022, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the war in Ukraine may adversely affect our business as discussed herein, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30, 2022, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue the advisory firm 100,000 unregistered shares of our common stock, which shares were issued on August 30, 2022 (the “Shares”). The issuance of the Shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws. Appropriate legends were affixed to the Shares. The advisory firm had adequate access, through employment, business or other relationships, to information about the Company. In connection with the foregoing issuance, the advisory firm represented to the us that it was an accredited investor and was acquiring the Shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investments and could hold the securities for an indefinite period of time. In connection with the foregoing issuance, the advisory firm received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration requirements of the Securities Act. Shares are deemed restricted securities for purposes of the Securities Act. There were no underwriters employed in connection with this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBITS NO.	DESCRIPTION

2.1*	Agreement and Plan of Merger and Reorganization, dated July 30, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

2.2	Amendment No. 1 Agreement and Plan of Merger and Reorganization, dated October 16, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

2.3	Amendment No. 2 Agreement and Plan of Merger and Reorganization, dated December 14, 2018, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018).

2.4	Amendment No. 3 Agreement and Plan of Merger and Reorganization, dated January 16, 2019, by and among the Company, Arch Merger Sub, Inc. and Seelos Therapeutics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2019).

2.5*	Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2019).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 14, 1997).

3.2	Certificate of Amendment to Articles of Incorporation of the Company, dated June 22, 2000 (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

3.3	Certificate of Amendment to Articles of Incorporation of the Company, dated June 14, 2005 (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.5	Certificate of Correction to Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated March 3, 2010 (incorporated herein by reference to Exhibit 3.7 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010).

3.6	Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-A12G filed with the Securities and Exchange Commission on March 24, 2011).

3.7	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

3.8	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, dated September 10, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

3.9	Certificate of Withdrawal of Series D Junior Participating Cumulative Preferred Stock, dated May 15, 2013 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2013).

3.10	Certificate of Change filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2016).

3.11	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12	Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13	Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14	Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15	Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020).

3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18	Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

3.19	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant issued to Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.4	Form of Warrant issued to other purchasers (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2016).

4.5	Amendment to Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.12 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-223353) filed with the Securities and Exchange Commission on March 22, 2018).

4.6	Amendment to Warrant to Purchase Common Stock, dated as of March 27, 2018 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.8	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.9	Amendment to Warrant to Purchase Common Stock, dated as of June 22, 2018, by and between the Company and Sarissa Offshore (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2018).

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.11	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.12	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.13	Registration Rights Agreement, dated October 16, 2018, by and among the Company and certain investors named therein (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.14	Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.15	Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.16	Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.17	Form of Convertible Promissory Note due November 13, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.18	Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated herein by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Seelos Therapeutics, Inc.

Date: November 10, 2022	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 10, 2022	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)

