Form 10-K
period 2022-12-31
SEELOS THERAPEUTICS, INC.
filed 2023-03-10
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

As of February 24, 2023, 108,110,790 shares of the common stock, par value $0.001, of the registrant were outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant the last business day of the registrant’s most recently completed second fiscal quarter: $69.9 million based upon the closing sale price of the registrant’s common stock of $0.68 on that date. Shares of the registrant’s common stock held by each officer and director and by each person known to own in excess of 10% of outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the information contained in the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

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

Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021; enrollment of Part 2 of a registration directed study ongoing; data readout for Part 2 expected in the third quarter of 2023

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	Completed enrollment of final participants in February 2023 in the registrational study; data readout expected in late 2023

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	In October 2022, we announced dosing of the first participant in the registrational study; enrollment ongoing

	Huntington’s Disease (HD) and Alzheimer’s Disease (AD)	Phase II	Obtaining biomarker activity

SLS-004 Gene Therapy	Parkinson’s Disease (PD)	Pre-IND	Preclinical in vivo studies ongoing; in December 2022, we announced partial results from a study demonstrating downregulation of α-synuclein

SLS-007 Peptide Inhibitor	Parkinson’s Disease (PD)	Pre-IND

Preclinical study completed and analysis of the results ongoing; next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream

Lead Programs

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

SLS-002 is intranasal racemic ketamine with two investigational new drug applications (“INDs”). The lead program is focused on the treatment of ASIB in MDD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 is being developed to address an unmet need for an efficacious drug to treat suicidality in the United States. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. We believe there is a large opportunity in the United States and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were approximately 1.48 million visits to emergency rooms for suicidal ideation or suicide attempts in 2017 in the United States alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for depression and suicidality.

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

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA’s expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and is being followed by Part 2, which is a double blind, placebo-controlled study of approximately 175 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the POC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale (“MADRS”), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS twenty-four hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we increased the subjects in Part 2 to increase the sample size and power to support a potential marketing application.

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain-barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS, SCA and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB (“TFEB”), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90.5 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for oculopharyngeal muscular dystrophy (“OPMD”) and spinocerebellar ataxia type 3 (“SCA3”), also known as Machado Joseph disease, with no significant safety signals to date and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation (“ODD”) for OPMD and SCA3 has been secured in the United States and in the European Union (“EU”). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled “COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER” which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick’s disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation (“RPDD”) for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease (“HD”). In October 2022, we also announced the dosing of the first participant in the registrational Phase II/III study for the treatment of SCA.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson’s Disease (“PD”).

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in subjects with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 6, 2021, and we anticipate enrollment completing in mid-2023, with a data readout for Part 2 expected in the third quarter of 2023.

SLS-005: We completed enrollment in February 2023 for a clinical study in ALS and began enrollment for a clinical study in SCA in October 2022. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and HD. In October 2022, we also announced the dosing of the first participant in the registrational Phase II/III study for the treatment of SCA. During 2022, we received regulatory approval in Australia to commence a study pursuing collection of certain biomarker data in Alzheimer’s Disease. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies. In February 2023, we announced the completion of enrollment of the study and data readout is expected in late 2023.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha (“SNCA”) gene that expresses alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells of a PD patient, modified the expression on alpha-synuclein (“α-synuclein”) and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/dCas9-unit to achieve suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study. In December 2022, we announced in vivo data demonstrating that a single dose of SLS-004 was successful in reversing some of the key hallmarks of PD in a humanized mouse model. These findings observed in an in vivo humanized PD model validate and extend prior findings from in vitro data using SLS-004. SLS-004 demonstrated therapeutically desirable change in SNCA expression that led to reversing the key hallmarks of PD in the model towards normal physiological levels, indicating disease modifying effect of single dose administration of SLS-004, a CRISPR/dCas-9 based gene therapy for PD.

SLS-007 is a rationally designed peptide-based approach, targeting the nonamyloid component core (“NACore”) of α-synuclein to inhibit the protein from aggregation. Recent in vitro and cell culture research has shown that SLS-007 has the ability to stop the propagation and seeding of α- synuclein aggregates. We will evaluate the potential for in vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti- α -synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral (“AAV”) vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the AAV A53T overexpression mice model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. The results are currently being analyzed and the next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream.

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

●	advancing SLS-002 in ASIB in MDD and post-traumatic stress disorder;
●	advancing SLS-004 in PD;
●	advancing SLS-005 in ALS, SCA, HD and Sanfilippo Syndrome;
●	advancing new formulations of SLS-005 in neurological diseases; and
●	acquiring synergistic assets in the CNS therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Impact of COVID-19

Beginning in the fourth quarter of 2021 and through the fourth quarter of 2022, we experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant and its sub-variants. Recently, we have seen staffing issues improving, but we cannot be certain that this trend will continue as additional variants emerge and COVID-19 continues to circulate and spread. However, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although preventative measures taken to date did not have a material adverse impact on our business during 2022, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

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

Acquisition of Assets from Bioblast Pharma Ltd. (“Bioblast”)

On February 15, 2019, we entered into an Asset Purchase Agreement (the “Bioblast Asset Purchase Agreement”) with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, we acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the “Bioblast Asset Purchase”). At the closing of the Bioblast Asset Purchase (the “Bioblast Closing”), we paid to Bioblast $1.5 million in cash in February 2019 and an additional $2.0 million in cash in February 2020. Accordingly, we recognized a $3.5 million charge to research and development expense during the three months ended March 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, we agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (1) within 15 days following the completion of our or our affiliate’s first Phase II(b) clinical trial of Trehalose satisfying certain criteria, we will pay to Bioblast $8.5 million in cash; and (2) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first new drug application (an “NDA”) or New Drug Submission, respectively, of Trehalose filed by us or our affiliates, we will pay to Bioblast $8.5 million in cash. In addition, we agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, we assumed a collaborative agreement with TSF. On July 15, 2019, we amended the agreement whereby we agreed to assume responsibility for a Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

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

Acquisition of License from iX Biopharma Europe Limited

On November 24, 2021, we entered into an exclusive license agreement (the “iX License Agreement”) with iX Biopharma Europe Limited (“iX Biopharma”) and a common stock purchase agreement with iX Biopharma (the “Purchase Agreement”). Pursuant to the iX License Agreement, among other things, iX Biopharma granted us an exclusive, sublicensable, perpetual, worldwide (excluding certain jurisdictions identified in the iX License Agreement) and irrevocable right and license to certain of iX Biopharma’s licensed patents, know-how, and technological information, including access to iX Biopharma’s research, development and manufacturing capabilities, to enable the further development, manufacture, promotion and commercialization of WafermineTM and certain other existing and to be developed iX Biopharma wafer-based delivery technologies, now known as SLS-003, in all cases for sublingual administration of ketamine. In addition, iX Biopharma will supply us with sufficient product for the potential treatment of 400 patients, with further supplied amounts to be determined by the parties. We granted iX Biopharma an exclusive license to exploit technology developed under the iX License Agreement outside of the licensed territory and to undertake limited, non-exclusive research and development activities in the territory. We further agreed not to undertake certain activities with respect to products competitive with those licensed under the iX License Agreement during the term of the iX License Agreement.

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

Patent Portfolio

As of February 24, 2023, we owned or in-licensed approximately 46 issued patents that relate to our core programs, which will expire from 2023 through 2037, approximately. Also, as of that same date, we owned or in-licensed approximately 58 patent applications that relate to our core programs, which if ultimately issued would expire as late as approximately 2043, based upon the potential expiration date of the last to expire of those patent applications.

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

Trademark Portfolio

As of February 24, 2023, we owned approximately 5 registered trademarks and 2 pending trademark applications worldwide. We have common law trademark rights in the unregistered marks “Seelos Therapeutics, Inc.,” “Seelos” and the Seelos logo in certain jurisdictions. Vitaros is a registered trademark of Ferring in certain countries outside of the United States.

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

United States Government Regulation

In the United States, the FDA regulates drugs and medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. Drugs and devices are also subject to other federal, state and local statutes and regulations. Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different Centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research would have primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we have and plan to continue to investigate our products through the IND framework and seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the unit-dose dispenser to be marketed together with our product candidates, though the device component will need to comply with certain requirements applicable to devices. The process required by the FDA before our product candidates may be marketed in the United States generally involves the following:

●	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
●	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication in accordance with good clinical practices (“GCPs”);
●	submission to the FDA of an NDA after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”), and finished drug product are produced and tested to assess compliance with good manufacturing Practices (“cGMP”) regulations; and
●	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase I. Phase I includes the initial introduction of an investigational new drug into humans. Phase I clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase II clinical trials. The total number of participants included in Phase I clinical trials varies, but is generally in the range of 20 to 80.
●	Phase II. Phase II includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the investigational drug for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase II clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants.
●	Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product, and to provide an adequate basis for product approval. Phase III clinical trials usually involve several hundred to several thousand participants.

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

Authorization Procedures in the European Union

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures.

●	Centralized Procedure. Under the Centralized Procedure a so-called Community Marketing Authorization is issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA. The Community Marketing Authorization is valid throughout the entire territory of the European Economic Area (“EEA”) (which includes the 27 Member States of the EU plus Norway, Liechtenstein and Iceland). The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
●	For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
●	National Authorization Procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:
o	Decentralized Procedure. Using the Decentralized Procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the Decentralized Procedure the applicant chooses one country as Reference Member State. The regulatory authority of the Reference Member State will then be in charge of leading the assessment of the marketing authorization application.
o	Mutual Recognition Procedure. In the Mutual Recognition Procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

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

Additionally, the civil False Claims Act prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the United States, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the False Claims Act in addition to individual criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our future net revenue and results. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. Decreases in third-party reimbursement for our products and product candidates or a decision by a third-party payor to not cover our products or product candidates could reduce physician usage of our products and product candidates, if approved, and have a material adverse effect on our sales, results of operations and financial condition.

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

Employees

As of February 24, 2023, we had 16 employees, 15 of which are full-time employees, and all of whom are in the United States. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. None of our employees are represented by a collective bargaining agreement. We believe that we have a good relationship with our employees.

Corporate Information

We were incorporated under the laws of the State of Nevada in 1987, as NexMed, Inc. On September 10, 2010, we changed our name to “Apricus Biosciences, Inc.” On January 24, 2019, we completed the Merger with STI (formerly known as Seelos Therapeutics, Inc.), a Delaware corporation, and, upon completion of the Merger, we changed our name to “Seelos Therapeutics, Inc.” Shares of our common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “SEEL” as of market open on January 24, 2019.

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

ITEM 1A.RISK FACTORS

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with all of the other information appearing in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the SEC before making an investment decision regarding our common stock. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

●	We are a clinical-stage company, we have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
●	We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.
●	If development of our product candidates does not produce favorable results, or encounters challenges, we and our collaborators, if any, may be unable to commercialize these products.
●	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.
●	Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.
●	Given our lack of current cash flow, we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.
●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.
●	The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations.
●	Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.
●	We intend to rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.
●	Our product candidates are subject to extensive regulation under the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.
●	We rely completely on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.
●	If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.
●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

●	If we fail to comply with our obligations in the agreements under which we in-license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
●	We may not be able to protect our proprietary or licensed technology in the marketplace.
●	The market price of our common stock is expected to be volatile.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $214.7 million from our inception through December 31, 2022.

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

We have spent significant time, money and effort on the licensing and development of our core assets, SLS-002 and SLS-005, and our other earlier-stage assets, SLS-004, SLS-006, SLS-007, SLS-008, SLS-010 and SLS-012. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our pipeline product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates may fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

To receive regulatory approval for the commercialization of our core assets, SLS-002 and SLS-005, and our earlier-stage assets, SLS-004, SLS-006, SLS-007, SLS-008, SLS-010 and SLS-012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

●	clinical trials may produce negative or inconclusive results;
●	preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;
●	we or our contract manufacturers may encounter manufacturing challenges or the FDA may raise concerns regarding Chemistry, Manufacturing, and Controls (CMC) data or GMP compliance, or biocompatibility or drug-device interaction concerns for our combination product candidates;
●	patient recruitment and enrollment in clinical trials may be slower than we anticipate;
●	costs of development may be greater than we anticipate;
●	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;
●	collaborators who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or
●	we may face delays in obtaining regulatory approvals to commence one or more clinical trials.

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

Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On November 23, 2021, we issued and sold to Lind Global Asset Management V, LLC (“Lind”) a convertible promissory note in an aggregate principal amount of $22.0 million for an aggregate purchase price of $20.0 million (the “Convertible Promissory Note”). The Convertible Promissory Note contains certain restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance of $10.0 million or more in cash and cash equivalents through June 30, 2023 and an aggregate minimum balance of $12.5 million on or after July 1, 2023. In the event we fail to meet the minimum cash balance as required under the Convertible Promissory Note, and if we are unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the Convertible Promissory Note, we would trigger a default under the Convertible Promissory Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the Convertible Promissory Note, Lind could declare the Convertible Promissory Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the Convertible Promissory Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the Convertible Promissory Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Convertible Promissory Note.

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

As of December 31, 2022, we had a cash balance of approximately $15.5 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As a result of our recurring losses from operations, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2022 included a “going concern” explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

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

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our clinical trials, preclinical studies and other related activities;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
●	the number and characteristics of the product candidates we seek to develop or commercialize;
●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

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

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind, as the holder of the Convertible Promissory Note, a first priority lien on our assets and properties and the Convertible Promissory Note includes restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance of $10.0 million or more in cash and cash equivalents through June 30, 2023 and an aggregate minimum balance of $12.5 million on or after July 1, 2023. Our inability to raise capital when needed may harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition and results of operations. For example:

●	we may be unable to obtain additional financing on acceptable terms, if at all;
●	our collaborators may terminate any development agreements covering these product candidates;
●	if any development agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;
●	if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization;
●	we may be subject to product liability or stockholder litigation; and
●	we may be unable to attract and retain key employees.

In addition, if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by the product:

●	regulatory authorities may withdraw their approval of the product, or we or our partners may decide to cease marketing and sale of the product voluntarily;
●	we may be required to change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs and expenses of commercializing the product, which in turn could delay or prevent us from generating significant revenues from the sale of the product.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;
●	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;
●	manufacturing sufficient quantities of a product candidate or other materials necessary to conduct clinical trials;
●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
●	recruiting and enrolling patients to participate in one or more clinical trials; and
●	the failure of our collaborators to adequately resource our product candidates due to their focus on other programs or as a result of general market conditions.

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards or data safety monitoring boards charged with overseeing our clinical trials, the FDA, the EMA or comparable foreign authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
●	inspection of the clinical trial operations or clinical trial site by the FDA, the EMA or comparable foreign authorities resulting in the imposition of a clinical hold;
●	unforeseen safety issues; or
●	lack of adequate funding to continue the clinical trial.

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

The COVID-19 pandemic is continuing to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic, are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. In addition, the loss of any of our employees as a result of COVID-19 or another pandemic may have a material adverse effect on our operations. Any continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

Despite the time and expense invested, regulatory approval is never guaranteed. The FDA, the EMA or comparable foreign authorities can delay, limit or deny approval of a product candidate for many reasons, including:

●	a product candidate may not be deemed safe or effective;
●	agency officials of the FDA, the EMA or comparable foreign authorities may not find the data from non-clinical or preclinical studies and clinical trials generated during development to be sufficient;
●	the FDA, the EMA or comparable foreign authorities may not approve our third-party manufacturers’ processes or facilities;
●	the FDA, the EMA or a comparable foreign authority may change its approval policies or adopt new regulations; or
●	our inability to obtain these approvals would prevent us from commercializing our product candidates.

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

If any of our product candidates receive regulatory approval, the FDA, the EMA or comparable foreign authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, our manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA, EMA or comparable foreign authorities’ requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. If our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or other notices of possible violations;
●	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;
●	withdraw any regulatory approvals;
●	impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations; or
●	seize or detain products or require a product recall.

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

Further, despite the great need for an effective disease-modifying treatment for ALS and significant research efforts by the pharmaceutical industry to meet this need, there have been limited clinical successes and no curative therapies approved to date. In May 2022, the FDA approved an orally administered version of edaravone, which has been available since 2017 as an intravenous infusion for the treatment of ALS. In July 2022, the FDA accepted an NDA for tofersen, an investigational drug from Biogen Inc., for the treatment of superoxide dismutase 1 ALS. The NDA has been granted priority review with a Prescription Drug User Fee Act goal date of April 25, 2023. Additionally, in September 2022, the FDA approved AMX0035, now branded as Relyvrio, a drug from Amylyx Pharmaceuticals, Inc., for the treatment of ALS. AMX0035 previously received a conditional approval by Health Canada in June 2022.

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to several risks. For example, the process of manufacturing our product candidates is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, public health crises, pandemics and epidemics, power failures and numerous other factors.

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

Even if our product candidates obtain regulatory approval, our products, if any, may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the effectiveness of our approved product candidates as compared to currently available products;
●	patient willingness to adopt our approved product candidates in place of current therapies;
●	our ability to provide acceptable evidence of safety and efficacy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	restrictions on use in combination with other products;
●	availability of alternative treatments;
●	pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;

●	effectiveness of us or our partners’ sales and marketing strategy;
●	our ability to obtain sufficient third-party coverage or reimbursement; and
●	potential product liability claims.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of February 24, 2023, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

In addition, competitors and others are likely in the future to attempt to recruit our employees. The loss of the services of any of our key personnel, the inability to attract or retain highly qualified personnel in the future or delays in hiring such personnel, particularly senior management and other technical personnel, could materially and adversely affect our business, financial condition and results of operations. Moreover, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete with employees and require employers to rescind existing non-competes, may lead to increased uncertainty in hiring and competition for talent. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

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

Our management’s limited public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage, and could require our management to devote additional time and resources to ensure compliance with applicable corporate governance requirements.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our business, financial condition and results of operations. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
●	incurrence of substantial debt or dilutive issuances of equity securities to pay for any of these transactions;
●	higher-than-expected transaction and integration costs;
●	write-downs of assets or goodwill or impairment charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses or product lines with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses or product lines due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, and was amended by the California Privacy Rights Act (the “CPRA”), effective January 1, 2023, secure new privacy rights for consumers and impose new obligations on us. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia, Colorado, Utah and Connecticut have all adopted privacy laws, which take effect in 2023. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

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

In some cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we in-license, then we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we may control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise regarding intellectual property subject to a licensing agreement, including, but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us, our licensors and our collaborators; and
●	the priority of invention of patented technology.

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

Patents that we currently license and patents that we may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

●	the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our product candidates;

●	there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by U.S. law or similar provisions in foreign countries, where available;
●	the issued patents and patents that we may obtain or license in the future may not prevent generic entry into the market for our product candidates;
●	we, or third parties from whom we in-license or may license patents, may be required to disclaim part of the term of one or more patents;
●	there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;
●	there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;
●	there may be other patents issued to others that will affect our freedom to operate;
●	if the patents are challenged, a court could determine that they are invalid or unenforceable;
●	there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents we may own that adversely affects the scope of our patent rights;
●	a court could determine that a competitor’s technology or product does not infringe our licensed patents or any future patents we may own; and
●	the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2022 our closing stock price ranged from $0.51 to $1.71 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	results from, and any delays in, planned clinical trials for our product candidates, or any other future product candidates, and the results of trials of competitors or those of other companies in our market sector;
●	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	significant lawsuits, including patent or stockholder litigation;
●	inability to obtain additional funding;
●	failure to successfully develop and commercialize our product candidates;
●	changes in laws or regulations applicable to our product candidates;
●	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
●	unanticipated serious safety concerns related to any of our product candidates;
●	adverse regulatory decisions;
●	introduction of new products or technologies by our competitors;
●	failure to meet or exceed drug development or financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
●	additions or departures of key scientific or management personnel;
●	changes in the market valuations of similar companies;
●	general economic and market conditions and overall fluctuations in the U.S. equity market, including any potential recession or economic downturn;
●	public health crises, pandemics and epidemics, such as the COVID-19 pandemic;
●	sales of our common stock by us or our stockholders in the future; and
●	the trading volume of our common stock.

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

On November 21, 2022, we received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. The Nasdaq staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2) if at any time before May 22, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with The Nasdaq Capital Market’s minimum bid price rule by May 22, 2023, which may include, among other options, effectuating a reverse stock split. There is no guarantee that we will regain compliance by May 22, 2023. If we do not regain compliance with Rule 5550(a)(2) by May 22, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

In addition, we have previously received similar notices from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Even though we previously regained compliance with the Nasdaq Capital Market’s minimum market value of listed securities requirement and minimum closing bid price requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of December 31, 2022, we have outstanding warrants to purchase an aggregate of approximately 2.5 million shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of December 31, 2022, 18,873,072 shares of our common stock were reserved for issuance under our equity incentive plans, of which 10,399,170 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $2.26 per share, 5,418,648 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 2,408,789 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on ninety percent (90%) of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of December 31, 2022, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We currently lease one corporate office property in New York, New York, as our corporate office space for approximately 300 square feet. We believe that our leased facility is generally well maintained and in good operating condition and that the space is suitable and sufficient for our operational needs.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “SEEL.” Before January 24, 2019, our common stock was trading under the ticker symbol “APRI”. The daily market activity and closing prices of our common stock can be found at www.nasdaq.com.

On February 24, 2023, the last reported sales price for our common stock on the Nasdaq Capital Market was $0.67 per share, and we had approximately 110 holders of record of our common stock. One of our shareholders is Cede & Co., a nominee for Depository Trust Company (“DTC”). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders.

Impact of COVID-19

Beginning in the fourth quarter of 2021 and through the fourth quarter of 2022, we experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant and its sub-variants. Recently, we have seen staffing issues improving, but we cannot be certain that this trend will continue as additional variants emerge and COVID-19 continues to circulate and spread. However, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although preventative measures taken to date did not have a material adverse impact on our business during 2022, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

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

Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021; enrollment of Part 2 of a registration directed study ongoing; data readout for Part 2 expected in the third quarter of 2023

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	Completed enrollment of final participants in February 2023 in the registrational study; data readout expected in late 2023

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	In October 2022, we announced dosing of the first participant in the registrational study; enrollment ongoing

	Huntington’s Disease (HD) and Alzheimer’s Disease (AD)	Phase II	Obtaining biomarker activity

SLS-004 Gene Therapy	Parkinson’s Disease (PD)	Pre-IND	Preclinical in vivo studies ongoing; in December 2022, we announced partial results from a study demonstrating downregulation of α-synuclein

SLS-007 Peptide Inhibitor	Parkinson’s Disease (PD)	Pre-IND

Preclinical study completed and analysis of the results ongoing; next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream

Lead Programs

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

SLS-002 is intranasal racemic ketamine with two investigational new drug applications (“INDs”). The lead program is focused on the treatment of ASIB in MDD. SLS-002 was originally derived from a Javelin Pharmaceuticals, Inc./Hospira, Inc. program with 16 clinical studies involving approximately 500 subjects. SLS-002 is being developed to address an unmet need for an efficacious drug to treat suicidality in the United States. Traditionally, anti-depressants have been used in this setting but many of the existing treatments are known to contribute to an increased risk of suicidal thoughts in some circumstances, and if and when they are effective, it often takes weeks for the full therapeutic effect to be manifested. We believe there is a large opportunity in the United States and European markets for products in this space. Based on information gathered from the databases of the Agency for Healthcare Research and Quality, there were approximately 1.48 million visits to emergency rooms for suicidal ideation or suicide attempts in 2017 in the United States alone. Experimental studies suggest ketamine has the potential to be a rapid, effective treatment for depression and suicidality.

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

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA’s expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and is being followed by Part 2, which is a double blind, placebo-controlled study of approximately 175 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the POC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale (“MADRS”), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS twenty-four hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we increased the subjects in Part 2 to increase the sample size and power to support a potential marketing application.

SLS-005 is IV trehalose, a protein stabilizer that crosses the blood-brain-barrier and activates autophagy and the lysosomal pathway. Based on preclinical and in vitro studies, there is a sound scientific rationale for developing trehalose for the treatment of ALS, SCA and other indications such as Sanfilippo Syndrome. Trehalose is a low molecular weight disaccharide (0.342 kDa) that protects against pathological processes in cells. It has been shown to penetrate muscle and cross the blood-brain-barrier. In animal models of several diseases associated with abnormal cellular protein aggregation, it has been shown to reduce pathological aggregation of misfolded proteins as well as to activate autophagy pathways through the activation of Transcription Factor EB (“TFEB”), a key factor in lysosomal and autophagy gene expression. Activation of TFEB is an emerging therapeutic target for a number of diseases with pathologic accumulation of storage material.

Trehalose 90.5 mg/mL IV solution has demonstrated promising clinical potential in prior Phase II clinical development for oculopharyngeal muscular dystrophy (“OPMD”) and spinocerebellar ataxia type 3 (“SCA3”), also known as Machado Joseph disease, with no significant safety signals to date and encouraging efficacy results. Pathological accumulation of protein aggregates within cells, whether in the CNS or in muscle, eventually leads to loss of function and ultimately cell death. Prior preclinical studies indicate that this platform has the potential to prevent mutant protein aggregation in other devastating PolyA/PolyQ diseases.

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation (“ODD”) for OPMD and SCA3 has been secured in the United States and in the European Union (“EU”). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled “COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER” which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick’s disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation (“RPDD”) for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease (“HD”). In October 2022, we also announced the dosing of the first participant in the registrational phase II/III study for the treatment of SCA.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson’s Disease (“PD”).

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in subjects with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 6, 2021, and we anticipate enrollment completing in mid-2023, with a data readout for Part 2 expected in the third quarter of 2023.

SLS-005: We completed enrollment in February 2023 for a clinical study in ALS and began enrollment for a clinical study in SCA in October 2020. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs, and shorten development timelines. On February 28, 2022, we announced dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and HD. In October 2022, we also announced the dosing of the first participant in the registrational phase II/III study for the treatment of SCA. During 2022, we received regulatory approval in Australia to commence a study pursuing collection of certain biomarker data in Alzheimer’s Disease. We are continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies. In February 2023, we announced the completion of enrollment of the study and data readout is expected in late 2023.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha (“SNCA”) gene that expresses alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells of a PD patient, modified the expression on alpha-synuclein (“α-synuclein”) and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/dCas9-unit to achieve suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study. In December 2022, we announced in vivo data demonstrating that a single dose of SLS-004 was successful in reversing some of the key hallmarks of PD in a humanized mouse model. These findings observed in an in vivo humanized PD model validate and extend prior findings from in vitro data using SLS-004. SLS-004 demonstrated therapeutically desirable change in SNCA expression that led to reversing the key hallmarks of PD in the model towards normal physiological levels, indicating disease modifying effect of single dose administration of SLS-004, a CRISPR/dCas-9 based gene therapy for PD.

SLS-007 is a rationally designed peptide-based approach, targeting the nonamyloid component core (“NACore”) of α-synuclein to inhibit the protein from aggregation. Recent in vitro and cell culture research has shown that SLS-007 has the ability to stop the propagation and seeding of α- synuclein aggregates. We will evaluate the potential for in vivo delivery of SLS-007 in a PD transgenic mice model. The goal will be to establish in vivo pharmacokinetics/pharmacodynamics and target engagement parameters of SLS-007, a family of anti- α -synuclein peptidic inhibitors. On June 25, 2020, we announced the initiation of a preclinical study of SLS-007 in PD delivered through an adeno associated viral (“AAV”) vector targeting the non-amyloid component core of α-synuclein. We have initiated an in vivo preclinical study of SLS-007 in rodents to assess the ability of two specific novel peptides, S62 and S71, delivered via AAV1/2 viral vector, to protect dopaminergic function in the AAV A53T overexpression mice model of PD. Production of AAV1/2 vectors encoding each of the two novel peptides incorporating hemagglutinin tags has already been completed. The results are currently being analyzed and the next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream.

We intend to become a leading biopharmaceutical company focused on neurological and psychiatric disorders, including orphan indications. Our business strategy includes:

●	advancing SLS-002 in ASIB in MDD and post-traumatic stress disorder;
●	advancing SLS-004 in PD;
●	advancing SLS-005 in ALS, SCA, HD and Sanfilippo Syndrome;
●	advancing new formulations of SLS-005 in neurological diseases; and
●	acquiring synergistic assets in the CNS therapy space through licensing and partnerships.

We also have two legacy product candidates: a product candidate in the United States for the treatment of erectile dysfunction, which we in-licensed from Warner Chilcott Company, Inc., now a subsidiary of Allergan plc; and a product candidate which has completed a Phase IIa clinical trial for the treatment of Raynaud’s Phenomenon, secondary to scleroderma, for which we own worldwide rights.

Results of Operations

Operating Expense

Operating expense for the years ended December 31, 2022 and 2021 was as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Operating expense
Research and development	$58,620	$46,649	$11,971	26%
General and administrative	12,296	15,020	(2,724)	(18)%
Total operating expense	$70,916	$61,669	$9,247	15%

Research and Development Expenses

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $12.0 million increase in R&D expense during the year ended December 31, 2022, as compared to the same period in 2021, is detailed as follows (in thousands, except percentages):

			Year Ended December 31,
	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
Research and development expenses
License payments	$6,295	$18,140	$(11,845)	(65)%
Clinical trial expenses	38,426	17,382	21,044	121%
Manufacturing expenses	6,948	5,592	1,356	24%
Employee compensation	3,821	3,370	451	13%
Contract consulting expenses	2,219	1,454	765	53%
Other research and development expenses	911	711	200	28%
Total research and development expenses	$58,620	$46,649	$11,971	26%

The $12.0 million increase in R&D expense during the year ended December 31, 2022, as compared to the same period in 2021, resulted primarily from an increase in (i) clinical trial costs of approximately $21.0 million, mainly due to our ongoing clinical trials of SLS-002 and SLS-005, and (ii) manufacturing costs to support increased clinical activity of $1.4 million. These increases were partially offset by a decrease in license fee expenses of approximately $11.9 million, mainly related to the license agreement with iX Biopharma Europe Ltd. in 2021.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses decreased by $2.7 million during the year ended December 31, 2022, as compared to the same period in 2021. This decrease was primarily due to (i) a decrease in non-cash stock-based compensation of approximately $3.5 million, primarily related to $4.9 million in expense due to vesting of a performance stock unit award in the fourth quarter of 2021 that was subsequently cancelled in the first quarter of 2022, and (ii) a decrease in costs including, but not limited to, legal fees of approximately $0.5 million during the year ended December 31, 2022. This decrease was partially offset by increases in employee costs of $0.6 million and investor relations costs of $0.4 million during the year ended December 31, 2022.

Other Income and Expense

Other income and expense for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Other income (expense)
Interest income	$121	$113	$8
Interest expense	(14)	(1,598)	1,584
Change in fair value of derivative liability	—	(369)	369
Change in fair value of convertible notes	(3,017)	230	(3,247)
Net loss on extinguishment of debt	—	(2,387)	2,387
Gain on forgiveness of debt	—	149	(149)
Change in fair value of warrant liabilities	292	(517)	809
Total other income (expense)	$(2,618)	$(4,379)	$1,761

Interest Income

Interest income was $121,000 and $113,000 for the years ended December 31, 2022 and 2021, respectively. The increase in interest income was primarily related to higher interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Interest Expense

Interest expense was $14,000 and $1.6 million for the years ended December 31, 2022 and 2021, respectively. The decrease was due to our repayment of the December 2020 convertible notes during 2021.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was $0 and $0.4 million for the years ended December 31, 2022 and 2021. This change is due to the revaluation of the embedded derivative resulting from our license agreement with iX Biopharma Europe Ltd., which was revalued at December 31, 2021, with changes in fair value reflected in earnings. The derivative liability was settled in January 2022.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $3.0 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. This change is due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Net Loss on Extinguishment of Debt

Net loss on extinguishment of debt was $0 and $2.4 million for the years ended December 31, 2022 and 2021, respectively. This loss was primarily due to the termination agreement with Lind Global Asset Management II, LLC (“Lind”) during the year ended December 31, 2021, whereby we issued Lind 406,250 shares with a fair value of $1.4 million, as well as losses on extinguishments recognized on other principal payments during 2021 on our 2020 convertible notes.

Gain on Forgiveness of Debt

Gain on forgiveness of debt was $0 and $149,000 for the years ended December 31, 2022 and 2021, respectively. This gain was due to the forgiveness of our outstanding PPP loan, which we received in June 2021.

Change in Fair Value of Warrant Liability

The fair value of warrant liability was $0.1 million and $0.4 million at December 31, 2022 and 2021, respectively. The change in fair value of warrant liabilities of $0.3 million during the year ended December 31, 2022 is due to revaluation of the Series A warrants during such period. The change in fair value of warrant liabilities of $0.5 million during the year ended December 31, 2021 was due to revaluation of the Series A warrants during such period.

Liquidity, Capital Resources and Financial Condition

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we had $15.5 million in cash and an accumulated deficit of $214.7 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our consolidated financial statements), the sale of common stock (see Note 6 to our consolidated financial statements) and the exercise of warrants (see Note 10 to our consolidated financial statements).

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Agent (the “Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the Offering (the “Prospectus Supplement”) under our existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, we may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. We also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. During the year ended December 31, 2022, we sold an aggregate of 350,000 shares under the Sale Agreement, receiving net proceeds of $0.5 million. We currently intend to use any net proceeds from the Offering for general corporate purposes and to advance the development of our product candidates.

As of December 31, 2022, we had approximately $94.6 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares of our common stock pursuant to the Sale Agreement as of such date).

On November 23, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind V, in a private placement transaction, in exchange for the payment by Lind V of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million, which will bear no interest until the first anniversary of the issuance of the First Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024, and (2) 534,759 shares (the “2021 Closing Shares”) of our common stock.

See Note 9 to our consolidated financial statements for further discussion.

On December 2, 2021, we entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the Securities Purchase Agreement, pursuant to which we sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes (the “December 2021 Notes”) in an aggregate principal amount of $221,688, which will bear no interest and mature on December 2, 2024, and (ii) an aggregate of 5,388 shares of our common stock. The December 2021 Notes have substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full.

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

On January 28, 2021, we completed an underwritten public offering pursuant to which we sold 17,530,488 shares of our common stock at a price to the public of $2.05 per share, which included the exercise in full by the underwriter of its option to purchase up to 2,286,585 additional shares of common stock. The net proceeds to us from the offering were $33.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us (see Note 6 to our consolidated financial statements).

We expect to use the net proceeds from the above transactions primarily for general corporate purposes, which may include financing our normal business operations, developing new or existing product candidates, and funding capital expenditures, acquisitions and investments.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Annual Report on Form 10-K. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of December 31, 2022 are not sufficient to satisfy our operating cash needs for the year after the filing of this Annual Report on Form 10-K, and there is substantial doubt of our ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants, and, as of the date hereof, a total of $94.6 million of securities remains available for issuance pursuant to the shelf registration statement.

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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations;
●	our ability to maintain compliance with the listing requirements of The Nasdaq Capital Market;
●	the outcome, costs and timing of any clinical trial results for our current or future product candidates;
●	potential litigation expenses;
●	the emergence and effect of competing or complementary products or product candidates;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
●	the trading price of our common stock; and
●	our ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

Cash Flow Summary

The following table summarizes selected items in our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2022	2021
Net cash (used in) provided by operations
Net cash used in operating activities	$(61,604)	$(48,995)
Net cash (used in) provided by financing activities	(1,597)	112,067
Net (decrease) increase in cash	$(63,201)	$63,072

Operating Activities

Cash used in operating activities of $61.6 million in the year ended December 31, 2022 was primarily due to the net loss of $73.5 million, which was partially offset by changes in operating assets and liabilities of $2.8 million and stock compensation expense of $5.1 million.

Cash used in operating activities of $49.0 million in the year ended December 31, 2021 was primarily due to the net loss of $66.0 million and changes in operating assets and liabilities of $1.4 million, which was partially offset by $8.3 million in stock compensation expense and $5.6 million in non-cash research and development expense of licenses acquired.

Investing Activities

No cash was used in investing activities during the years ended December 31, 2022 or 2021.

Financing Activities

Cash used in financing activities of $1.6 million in the year ended December 31, 2022 was primarily due to the principal payments for our convertible notes, which were partially offset by the sale of shares of our common stock pursuant to the Sale Agreement of approximately $0.5 million.

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

Valuation of Convertible Notes

Our outstanding 2021 Note and the December 2021 Notes are accounted for under the fair value option in the accompanying consolidated balance sheets, as permitted under Accounting Standards Codification Topic 825, Financial Instruments. The convertible notes were recorded at fair value using a Monte-Carlo simulation model. The convertible notes are re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations.

The fair value of our 2021 Note and the December 2021 notes are based on significant inputs including volatility and discount rate, which are not observable in the market and which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates we believe would be made by a market participant in making the same valuation. We assess these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.

The fair value of the 2021 Note and the December 2021 notes may change significantly as additional data is obtained, impacting our assumptions used to estimate the fair value. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact our results of operations in future periods.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Seelos Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Seelos Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the measurement of fair value of the convertible note with Lind V

As discussed in Notes 4 and 9 to the consolidated financial statements, the Company completed several convertible note offerings during the year ended December 31, 2021, including an offering with Lind Global Asset Management V, LLC (Lind V). The Company received aggregate gross proceeds of $20.2 million from the convertible note offerings, and elected to account for these convertible notes at fair value. The estimated fair value of the convertible notes as of December 31, 2022 was $20.0 million, which included the convertible note with Lind V. The Company used a Monte Carlo simulation model to estimate the fair value of the convertible notes.

We identified the assessment of the measurement of fair value of the convertible note with Lind V as of December 31, 2022 as a critical audit matter. This matter required the involvement of valuation professionals with specialized skills and knowledge to assess the Company’s model used to value the convertible note.

The following is the primary procedure we performed to address this critical audit matter. We assessed the valuation model by involving valuation professionals with specialized skills and knowledge who assisted by independently developing a range of fair values of the convertible note with Lind V and comparing it to the amount recorded by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Short Hills, New Jersey

March 9, 2023

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash	$15,533	$78,734
Prepaid expenses and other current assets	7,141	4,727
Total current assets	22,674	83,461
Operating lease right-of-use asset	72	39
Total assets	$22,746	$83,500

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,626	$1,693
Accrued expenses	7,282	3,728
Licenses payable	2,195	200
Short-term portion of convertible notes payable, at fair value	11,865	1,030
Derivative liability	—	1,174
Warrant liabilities, at fair value	132	424
Operating lease liability	58	38
Total current liabilities	25,158	8,287

Convertible notes payable, at fair value	8,184	17,890
Operating lease liability, long-term	15	—
Total liabilities	33,357	26,177

Commitments and contingencies (note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized, 107,168,256 and 105,500,445 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	107	105
Additional paid-in-capital	204,026	198,428
Accumulated deficit	(214,744)	(141,210)
Total stockholders’ equity (deficit)	(10,611)	57,323
Total liabilities and stockholders’ equity (deficit)	$22,746	$83,500

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expense
Research and development	$58,620	$46,649
General and administrative	12,296	15,020
Total operating expense	70,916	61,669
Loss from operations	(70,916)	(61,669)
Other income (expense)
Interest income	121	113
Interest expense	(14)	(1,598)
Change in fair value of derivative liability	—	(369)
Change in fair value of convertible notes	(3,017)	230
Net loss on extinguishment of debt	—	(2,387)
Gain on forgiveness of debt	—	149
Change in fair value of warrant liabilities	292	(517)
Total other expense	(2,618)	(4,379)
Net loss and comprehensive loss	$(73,534)	$(66,048)

Net loss per share basic and diluted	$(0.69)	$(0.73)

Weighted-average common shares outstanding basic and diluted	106,342,171	90,890,061

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	54,535,891	$54	$77,680	$(75,162)	$2,572
Stock-based compensation expense	—	—	8,347	—	8,347
Issuance of common stock, options exercised	79,138	—	102	—	102
Extinguishment of beneficial conversion feature	—	—	(1,519)	—	(1,519)
Issuance of common stock for license acquired	2,570,266	3	4,830	—	4,833
Issuance of common stock for settlement of debt	406,250	—	1,377	—	1,377
Issuance of common stock for conversion of debt	69,065	—	138	—	138
Issuance of common stock, ESPP	80,009	—	104	—	104
Issuance of common stock, pursuant to 2021 Securities Purchase Agreements	540,147	1	1,051	—	1,052
Warrants exercised for cash	7,431,125	7	8,401	—	8,408
Issuance of common stock, net of issuance costs	39,788,554	40	97,917	—	97,957
Net loss	—	—	—	(66,048)	(66,048)
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	—	—	5,073	—	5,073
Issuance of common stock, options exercised	6,250	—	8	—	8
Agreement to repurchase common stock	—	—	(740)	—	(740)
Issuance of common stock for prepaid services	200,000	—	167	—	167
Issuance of common stock for license acquired	1,000,000	1	840	—	841
Issuance of common stock in at-the-market offering, net of issuance costs	350,000	1	151	—	152
Issuance of common stock, ESPP	111,561	—	99	—	99
Net loss	—	—	—	(73,534)	(73,534)
Balance as of December 31, 2022	107,168,256	$107	$204,026	$(214,744)	$(10,611)

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(73,534)	$(66,048)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,073	8,347
Research and development expense - license amendment	841	5,637
Research and development expense - Vyera repurchase	455	—
Change in fair value of warrant liability	(292)	517
Change in fair value of convertible notes payable	3,017	(230)
Change in fair value of derivative liability	—	369
Gain on forgiveness of debt	—	(149)
Amortization of right-of-use asset	53	—
Net loss on extinguishment of debt	—	2,387
Amortization of debt discount	—	1,582
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(2,247)	(2,894)
Accounts payable	1,933	(194)
Accrued expenses	3,522	1,806
Derivative liability	(1,174)	—
Lease liability	(51)	—
Licenses payable	800	(125)
Net cash used in operating activities	(61,604)	(48,995)
Cash flows (used in) provided by financing activities
Payment of convertible note	(1,888)	(13,551)
Proceeds from issuance of common stock, net of issuance costs	—	97,957
Proceeds from issuance of common stock and convertible notes payable		20,203
Proceeds from exercise of warrants	—	7,252
Proceeds from issuance of common stock in at-the-market offering	457	—
Payment of at-the-market offering issuance costs	(273)	—
Proceeds from exercise of options	8	102
Proceeds from sales of common stock under ESPP	99	104
Net cash (used in) provided by financing activities	(1,597)	112,067
Net (decrease) increase in cash	(63,201)	63,072
Cash, beginning of period	78,734	15,662
Cash, end of period	$15,533	$78,734

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$10
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Reclass of warrant liabilities related to Series A warrants exercised for cash	$—	$1,155
Right-of-use assets obtained in exchange for operating lease liabilities	$86	$75
Issuance of common stock for convertible notes	$—	$69
Issuance of common stock for license payable	$840	$—
At-the-market offering issuance costs, accrued but not paid	$32	$—
Repurchase of common stock, accrued but not paid	$1,195	$—
Issuance of common stock for settlement of debt	$—	$1,377
Issuance of common stock for iX Biopharma license	$—	$4,832
Extinguishment of beneficial conversion feature	$—	$1,519

The accompanying notes are an integral part of these consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Organization

Seelos Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006 and SLS-007 for the potential treatment of Parkinson’s Disease (“PD”).

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

The following potentially dilutive securities outstanding for the year ended December 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Year Ended Dectember 31,
	2022	2021
Outstanding stock options	10,400	7,306
Restricted stock units	—	2,400
Outstanding warrants	2,545	2,635
Convertible debt	3,397	3,704
	16,342	16,045

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. ASU 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for the Company beginning after January 1, 2024, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company has decided to early adopt the provisions of this ASU as of January 1, 2023 and the Company does not expect the adoption of ASU 2020-06 to have an impact on its consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which amends disclosures to increase transparency of government assistance, including (i) the types of assistance, (ii) accounting for the assistance and (iii) the effect of the assistance on an entity’s financial statements. The standard is effective for all business entities for annual periods beginning after December 15, 2021; therefore, it is effective for the Company’s financial statements issued for the year ended December 31, 2022. While the adoption of this guidance did not have an impact on the Company’s consolidated balance sheet, statement of operations or disclosures for the year ended December 31, 2022, the adoption of this guidance may require additional disclosures in the Company’s financial statements in future periods if and when government assistance is received.

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

The Company has limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, the Company had $15.5 million in cash and an accumulated deficit of $214.7 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and the exercise of warrants (see Note 10).

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005 and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of December 31, 2022 are not sufficient to satisfy its operating cash needs for at least one year and that there is substantial doubt of its ability to continue as a going concern within one year beyond the date of filing of this Annual Report on Form 10-K.

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

In connection with the Merger, the Company and STI entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, Apricus stockholders received one contingent value right (“CVR”) for each share of Apricus common stock held of record immediately prior to the closing of the Merger. Each CVR represents the right to receive payments based on Apricus’ U.S. assets related to products in development, intended for the topical treatment of erectile dysfunction, which are known as Vitaros in certain countries outside of the United States (the “CVR Product Candidate”). In particular, CVR holders will be entitled to receive 90% of any cash payments (or the fair market value of any non-cash payments) exceeding $500,000 received, during a period of ten years from the closing of the Merger, based on the sale or out-licensing of Apricus’ CVR Product Candidate intangible asset, including any milestone payments (the “Contingent Payments”), less reasonable transaction expenses. The Company is entitled to retain the first $500,000 and 10% of any Contingent Payments. The Company has agreed to pay up to $500,000 of such Contingent Payments that it receives to a third party pursuant to a settlement agreement between the Company and the third party. The Company assigned no value to the CVR Product Candidate intangible asset or the CVR in the acquisition accounting as of December 31, 2022.

4.	Fair Value Measurement

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no other transfers between fair value measurement levels during the years ended December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements
	as of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,533	$—	$—	$15,533
Liabilities:
Convertible notes payable, at fair value	$—	$—	$20,049	$20,049
Warrant liabilities, at fair value	—	—	132	132
	$—	$—	$20,181	$20,181

	Fair Value Measurements
	as of December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$78,734	$—	$—	$78,734
Liabilities:
Convertible notes payable, at fair value	$—	$—	$18,920	$18,920
Derivative liability, at fair value	1,174	—	—	1,174
Warrant liabilities, at fair value	—	—	424	424
	$1,174	$—	$19,344	$20,518

The Company measures the 2021 Convertible Notes and warrant liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the 2021 Convertible Notes, derivative liability and warrant liabilities related to updated assumptions and estimates are recognized within the Consolidated Statements of Operations and Comprehensive Loss.

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	4.24%	0.90% - 0.95%
Volatility	105%	113% - 114%
Dividend yield	—%	—%
Contractual term (years)	1.9	3.0
Stock price	$0.68	$1.74 - 1.95

Warrant Liabilities

The common stock warrant liabilities were recorded at fair value using the Black-Scholes option pricing model. The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	4.71%	0.75%
Volatility	91.90%	110.55%
Dividend yield	—%	—%
Expected term (years)	1.07	2.07
Weighted-average fair value	$0.44	$1.40

The following table is a reconciliation for the common stock warrant liabilities and 2021 Convertible Notes measured at fair value using Level 3 unobservable inputs (in thousands):

			Convertible
			notes, at fair
	Warrant liabilities	Derivative liability	value
Balance as of December 31, 2020	$1,062	$—	$—
Warrant liability reclassified to stockholders’ equity	(1,155)	—	—
Issuance of convertible notes, at fair value	—	—	19,150
Issuance of derivative liability	—	805	—
Change in fair value measurement of derivative liability	—	369	—
Change in fair value measurement of convertible notes	—	—	(230)
Change in fair value measurement of warrant liability	517	—	—
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	—	(1,174)	—
Principal payment of convertible notes, at fair value	—	—	(1,888)
Change in fair value measurement of convertible notes	—	—	3,017
Change in fair value measurement of warrant liability	(292)	—	—
Balance as of December 31, 2022	$132	$—	$20,049

For the years ended December 31, 2022 and 2021, the changes in fair value of the 2021 Convertible Notes, derivative liability and warrant liability primarily resulted from the volatility of the Company’s common stock.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$104	$59
Prepaid clinical costs	6,837	4,481
Other	200	187
Prepaid expenses and other current assets	$7,141	$4,727

6.	Common Stock Offerings

Open Market Sale Agreement

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Agent (the “Offering”). The Company also filed a prospectus supplement, dated May 12, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under the Company’s existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, the Company may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. The Company also reimburses the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2022, the Company sold an aggregate of 350,000 shares under the Sale Agreement, receiving net proceeds of $0.5 million. The Company currently intends to use any net proceeds from the Offering for general corporate purposes and to advance the development of its product candidates.

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

Pursuant to the Purchase Agreement, STI (i) issued and sold to the Investors an aggregate of 2,374,672 shares of STI’s common stock, which converted pursuant to the exchange ratio in the Merger into the right to receive 1,829,407 shares of the Company’s common stock and (ii) issued warrants representing the right to acquire 1,463,519 shares of common stock at a price per share of $4.15, subject to adjustment as provided therein (the “Series A Warrants”), most recently adjusted to a price per share of $0.2957 per share, and additional warrants initially representing the right to acquire no shares of common stock at a price per share of $0.001, subject to adjustment as provided therein (the “Series B Warrants” together with the Series A Warrants, the “Investor Warrants”), for aggregate gross proceeds of $18.0 million, or $16.5 million net of financing fees. The terms of the Investor Warrants included certain provisions that could result in adjustments to both the number of warrants issued and the exercise price of each warrant, which resulted in the warrants being classified as a liability upon issuance (see Note 10). The Investor Warrants were recorded at fair value of $21.5 million upon issuance and given the liability exceed the proceeds received, a loss of $5.0 million was recognized.

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

At December 31, 2022, 0.3 million Series A Warrants remain unexercised.

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

The Company also agreed to pay to Ligand certain one-time, non-refundable regulatory milestone payments in connection with the Licensed Products, other than in connection with Aplindore for the indication of Parkinson’s Disease (“PD”) or Restless Leg Syndrome, consisting of (i) $750,000 upon submission of an application with the FDA or equivalent foreign body for a particular Licensed Product, (ii) $3.0 million upon FDA approval of an application for a particular Licensed Product, (iii) $1.125 million upon regulatory approval in a Major Market for a particular Licensed Product, and (iv) $1.125 million upon regulatory approval in a second Major Market for a particular Licensed Product.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

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

On December 22, 2022, the Company entered into a Share Repurchase Agreement (the “Repurchase Agreement”) with Vyera, pursuant to which the Company agreed to repurchase the 500,000 Initial Shares and the 500,000 July 2022 Shares previously issued to Vyera for an aggregate purchase price of $1.2 million in January 2023. Refer to Note 14 “Subsequent Events” below for a subsequent event related to the Vyera Purchase Agreement.

The Company paid the $4.0 million Cash Payment and issued the 500,000 Initial Shares to Vyera in April 2022. The Company issued the 500,000 July 2022 Shares to Vyera in July 2022, and subsequently agreed to repurchase the Initial Shares and the July 2022 Shares in January 2023 pursuant to the Repurchase Agreement on December 22, 2022. The Company recognized $5.8 million in research and development expense during the three months ended June 30, 2022 related to the Amendment, which consisted of the initial cash payment of $4.0 million and $0.8 million for the Initial Shares and the July 2022 Shares, which were measured at their grant-date fair value. The Company also recognized a liability of $1.0 million related to the January 2023 Shares within accrued licenses payable. The Company recognized a liability of $1.2 million related to the Repurchase Agreement, as well as $0.5 million in research and development expense for the premium paid for the repurchased shares.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

Acquisition of Assets from Bioblast Pharma Ltd. (“Bioblast”)

On February 15, 2019, the Company entered into an Asset Purchase Agreement (the “Bioblast Asset Purchase Agreement”) with Bioblast. Pursuant to the Bioblast Asset Purchase Agreement, the Company acquired all of the assets of Bioblast relating to a therapeutic platform known as Trehalose (the “Bioblast Asset Purchase”). The Company paid to Bioblast $1.5 million in cash, and the Company paid to Bioblast an additional $2.0 million in February 2020. Accordingly, the Company recognized a $3.5 million charge to research and development expense during the year ended December 31, 2019. Under the terms of the Bioblast Asset Purchase Agreement, the Company agreed to pay additional consideration to Bioblast upon the achievement of certain milestones in the future, as follows: (i) within 15 days following the completion of the Company’s first Phase II(b) clinical trial of Trehalose satisfying certain criteria, the Company will pay to Bioblast $8.5 million; and (ii) within 15 days following the approval for commercialization by the FDA or the Health Products and Food Branch of Health Canada of the first NDA or New Drug Submission, respectively, of Trehalose filed by the Company or its affiliates, the Company will pay to Bioblast $8.5 million. In addition, the Company agreed to pay Bioblast a cash royalty equal to 1% of the net sales of Trehalose. Under the terms of the Bioblast Asset Purchase, the Company assumed a collaborative agreement with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On July 15, 2019, TSF and the Company amended the agreement whereby the Company agreed to assume responsibility for a Phase II(b)/III clinical trial and TSF agreed to provide a grant of up to $1.5 million towards the funding of the trial.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

Acquisition of License from The Regents of the University of California

On March 7, 2019, the Company entered into an exclusive license agreement (the “UC Regents License Agreement”) with The Regents of the University of California (“The UC Regents”) pursuant to which the Company was granted an exclusive license to intellectual property owned by The UC Regents pertaining to a technology that was created by researchers at the University of California, Los Angeles (“UCLA”). Such technology relates to a family of rationally-designed peptide inhibitors that target the aggregation of alpha-synuclein (“α-synuclein”). The Company plans to study this initial approach in PD and will further evaluate the potential clinical approach in other disorders affecting the central nervous system (“CNS”). This program is now known as SLS-007. Upon entry into the UC Regents License Agreement, the Company paid to The UC Regents $0.1 million and recognized a $0.1 million charge to research and development expense during the year ended December 31, 2019. Under the terms of the UC Regents License Agreement, the Company agreed to pay additional consideration upon the achievement of certain milestones in the future, as follows: (i) within 90 days following the dosing of the first patient in a Phase I clinical trial, the Company will pay $50,000; (ii) within 90 days following dosing of the first patient in a Phase II clinical trial, the Company will pay $0.1 million; (iii) within 90 days following dosing of the first patient in a Phase III clinical trial, the Company will pay $0.3 million; (iv) within 90 days following the first commercial sales in the U.S., the Company will pay $1.0 million; (v) within 90 days following the first commercial sales in any European market, the Company will pay $1.0 million; and (vi) within 90 days following $250 million in cumulative worldwide net sales of a licensed product, the Company will pay $2.5 million. The Company is also obligated to pay a single digit royalty on sales of the product, if any. In addition, if the Company fails to achieve certain milestones within a specified timeframe, The UC Regents may terminate the agreement or reduce the Company’s license to a nonexclusive license.

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

Acquisition of License from iX Biopharma Europe Limited

On November 24, 2021, the Company entered into an exclusive license agreement (the “iX License Agreement”) with iXBEL and the iXBEL Stock Purchase Agreement. Pursuant to the iX License Agreement, among other things, iXBEL granted the Company an exclusive, sublicensable, perpetual, worldwide (excluding certain jurisdictions identified in the iX License Agreement) and irrevocable right and license to certain of iXBEL’s licensed patents, know-how, and technological information, including access to iXBEL’s research, development and manufacturing capabilities, to enable the further development, manufacture, promotion and commercialization of WafermineTM and certain other existing and to be developed iXBEL wafer-based delivery technologies, in all cases for sublingual administration of ketamine. In addition, iXBEL will supply the Company with sufficient product for the potential treatment of 400 patients, with further supplied amounts to be determined by the parties. The Company granted iXBEL an exclusive license to exploit technology developed under the iX License Agreement outside of the licensed territory and to undertake limited, non-exclusive research and development activities in the territory. The Company further agreed not to undertake certain activities with respect to products competitive with those licensed under the iX License Agreement during the term of the iX License Agreement.

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

The potential regulatory and commercial milestones are not yet considered probable, and no milestone payments have been accrued at December 31, 2022.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	December 31,
	2022	2021
Professional fees	$278	$181
Personnel related	1,288	1,303
Outside research and development services	5,627	2,219
Other	89	25
Accrued expenses, net	$7,282	$3,728

9.	Debt

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

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind V has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind V in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of Common Stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Any portion of an amortization payment or interest payment that is paid in shares of Common Stock shall be priced at 90% of the average of the five lowest daily volume weighted average prices of the Common Stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind V entered into a security agreement, which provides Lind V with a first priority lien on the Company’s assets and properties.

On December 2, 2021, the Company entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2021 Lind Securities Purchase Agreement, pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes in an aggregate principal amount of $221,688, which will bear no interest and mature on December 2, 2024, and (ii) an aggregate of 5,388 shares of its common stock. These notes have substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full.

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible note offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2022 and 2021, the Company recognized a total convertible note liability of $20.0 million and $18.9 million, respectively. During the year ended December 31, 2022 and 2021, the Company recognized $3.0 million loss and $0.2 million gain on change in fair value of convertible notes, respectively.

During the year ended December 31, 2022, the Company made principal and interest payments of $1.9 million on the convertible notes. As of December 31, 2022, the principal and interest payment of the notes totaled $20.4 million.

Scheduled maturities with respect to the 2021 Convertible Notes are as follows (in thousands):

Year Ending December 31:
2023	$11,111
2024	$9,259
2025	$—
2026	$—
2027	$—
Total	$20,370

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of December 31, 2022 or 2021.

Common Stock

The Company has authorized 240,000,000 shares of common stock as of each of December 31, 2022 and 2021. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2020 Warrants

On September 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company issued and sold an aggregate of 8,865,000 shares of common stock in a registered direct offering and issued unregistered warrants to purchase up to 6,648,750 shares of common stock in a concurrent private placement (the “September 2020 Warrants”). The September 2020 Warrants are exercisable for 6,648,750 shares of common stock at an exercise price per share equal to $0.84. The September 2020 Warrants became exercisable beginning on March 9, 2021 and will expire on March 9, 2026.

During the year ended December 31, 2022, no September 2020 Warrants were exercised. As of December 31, 2022, September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the year ended December 31, 2022, no August 2019 Warrants were exercised. As of December 31, 2022, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the year ended December 31, 2022, no Series A Warrants were exercised. As of December 31, 2022, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the year ended December 31, 2022 is as follows (warrants in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2021	2,635	$4.29	2.4
Issued	—	$—
Exercised	—	$—
Cancelled	(90)	$47.06
Outstanding as of December 31, 2022	2,545	$2.78	1.7
Exercisable as of December 31, 2022	2,545	$2.78	1.7

The Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11.	Stock-Based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2022, in accordance with the foregoing, an aggregate of 4,713,637 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of December 31, 2022, an aggregate of 15,817,818 shares of common stock were authorized under the 2012 Plan, of which 5.4 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2022, the Company added 1,055,004 shares for purchase by employees under the ESPP. During the year ended December 31, 2022, the Company sold 111,561 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $51,000 for the year ended December 31, 2022.

On July 28, 2019, the Compensation Committee adopted the Seelos Therapeutics, Inc. 2019 Inducement Plan (the “2019 Inducement Plan”), which became effective on August 12, 2019. The 2019 Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, unrestricted stock, stock units, including restricted stock units, performance units and cash awards, solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the 2019 Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the 2019 Inducement Plan is 1,000,000 shares of the Company’s common stock, of which 646,465 shares of the Company’s common stock are available for future issuance as of December 31, 2022. The 2019 Inducement Plan is administered by the Compensation Committee and expires on August 12, 2029.

Stock options

During the year ended December 31, 2022, the Company granted 660,605 incentive stock options and 2,299,395 non-qualified stock options to employees with a weighted average exercise price per share of $1.45 and a 10-year term, subject to the terms and conditions of the 2012 Plan or the 2019 Inducement Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the year ended December 31, 2022, the Company also granted 140,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $1.56 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the year ended December 31, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the years ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Risk-free interest rate	1.6%-3.4%	0.5%-1.2%
Volatility	111%-113%	118%-125%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$1.22	$3.46

A summary of stock option activity during the year ended December 31, 2022 is as follows (in thousands, except exercise prices and years):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2021	7,306	$2.60
Granted	3,100	1.45
Exercised	(6)	1.06
Cancelled	—	—
Outstanding as of December 31, 2022	10,400	$2.26	8.0	$—
Vested and expected to vest as of December 31, 2022	10,400	$2.26	8.0	$—
Exercisable as of December 31, 2022	4,545	$2.70	7.5	$—

The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $0.3 million, respectively. As of December 31, 2022, unrecognized stock-option compensation expense of $7.5 million is expected to be realized over a weighted -average period of 2.2 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock, with a grant date fair value of $4.31 per unit. Vesting of this award was subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards were unvested and three of the five performance conditions had been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. During the year ended December 31, 2022, the Company and its Chief Executive Officer entered into an agreement to cancel the performance stock unit award for no consideration. In connection with the cancellation of the award, no replacement awards were granted or authorized. At the time of cancellation, the Company recognized the remaining compensation expense of the three achieved milestones of $1.3 million. The two remaining milestones were not deemed probable of achievement at the time of cancellation, and no compensation cost related to these milestones was recognized.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$932	$717
General and administrative	4,141	7,630
	$5,073	$8,347
12.

13.	Income Taxes

The Company has incurred net operating losses since inception. At December 31, 2022, the Company has available net operating loss carryforwards of approximately $104.2 million for federal income tax reporting purposes and approximately $90.8 million for state and local income tax reporting purposes. The net operating loss carryover of $104.2 million will be carried forward indefinitely. The state net operating loss carryover of $90.8 million will begin expiring in 2036.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2022	2021
Net operating tax loss carryforwards	$27,362	$30,751
Contingent payment obligations	461	407
Stock based compensation	1,559	3,208
R&E expenses	11,137	—
Intangible assets	8,577	16,970
Total deferred tax asset	49,096	51,336
Less valuation allowance	(49,096)	(51,336)
Net deferred tax asset	$—	$—

The federal and state net operating loss carryforwards, not subject to the annual limitation under Internal Revenue Code Section 382, resulted in a noncurrent deferred tax asset as of December 31, 2022 and 2021 of approximately $27.4 million and $30.8 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a full valuation allowance as of such dates.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s federal income tax returns for 2018 to 2022 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Unrecognized tax benefits, if recognized, would have no effect on the Company’s effective tax rate. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2022 and 2021, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

The Company did not have any unrecognized tax benefits for the years ended December 31, 2022 and 2021.

The reconciliation of income taxes computed using the statutory United States income tax rate and the provision (benefit) for income taxes for the years ended December 31, 2022 and 2021, are as follows:

	Year Ended December 31,
	2022	2021
Federal statutory tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	—%	12.9%
Permanent Items	(1.0)%	(1.1)%
Deferred rate changes	(12.9)%	2.3%
Deferred true-up	(10.2)%	—%
Change in valuation allowance	3.1%	(35.1)%
Income tax provision (benefit)	—%	—%
14.

13.	Commitments and Contingencies

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

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, which ended in September 2022. In October 2022, the Company entered into a new eighteen-month office space rental agreement for its existing space, which provides for a base rent starting at approximately $4,000 per month subject to periodic increases.

Under the new office space rental agreement in October 2022, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $86,000. As of December 31, 2022, the weighted-average remaining lease term of the operating lease was 1.3 years, and the weighted-average discount rate was 8.0%.

As of December 31, 2022, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Year Ended December 31, 2023	$62
Year Ended December 31, 2024	16
Total	78
Less present value discount	(5)
Operating lease liabilities	$73

For each of the years ended December 31, 2022 and 2021, operating lease expense totaled $0.1 million.

Contractual Commitments

The Company has entered into long-term agreements with certain manufacturers and suppliers that require it to make contractual payment to these organizations. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and long-term commitments of cash.

Litigation

As of December 31, 2022, there was no material litigation against the Company.

14.	Subsequent Events

On January 3, 2023, the Company paid $1.2 million in cash to Vyera under the Repurchase Agreement to repurchase the 500,000 Initial Shares and the 500,000 July 2022 Shares. See Note 7 for further discussion of the Vyera Asset Purchase Agreement.

On January 10, 2023, STI entered into Amendment No. 6 to the Vyera Purchase Agreement (“Amendment No. 6”) with Vyera, pursuant to which, STI agreed to make two cash payments to Vyera in an aggregate amount of $500,000 each on January 31, 2023 and February 28, 2023, in lieu of issuing the January 2023 Shares to Vyera. The Company paid the $500,000 cash payments on each of January 31, 2023 and February 28, 2023 in satisfaction of all Final Payments under the Vyera Purchase Agreement. See Note 7 for further discussion of the Vyera Asset Purchase Agreement.

On January 26, 2023, the Company and The General Hospital Corporation, doing business as Massachusetts General Hospital (“MGH”), entered into a Consortium Agreement, whereby the parties will collaborate on an Expanded Access Protocol for SLS-005 in patients with ALS under an award from the National Institutes of Health, which was awarded to MGH in September 2022. Under the Consortium Agreement, the Company is a subrecipient of the award, with the Company’s subaward totaling $2.9 million over a period ending August 31, 2025.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a 15(f). Our internal control over financial reporting is a process designed, under the supervision and, with the participation of our CEO who serves as our principal executive officer and principal financial officer, overseen by our Board of Directors and implemented by our management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 using criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that, as of December 31, 2022, our internal control over financial reporting was effective. Because we are a smaller reporting company, KPMG, an independent registered public accounting firm, is not required to attest to or issue a report on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended December 31, 2022.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 in connection with the Annual Meeting of Stockholders to be held in 2023 (the “2023 Proxy Statement”). To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

We have adopted a Code of Ethics for Officers (the “Code of Ethics”) that is available at the Investors and Media/Corporate Governance Documents section of our website at www.seelostherapeutics.com.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2022. To the extent that we do not file the 2023 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

PART IV.

ITEM 15.EXHIBITS

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

3.6

Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-A filed with the Securities and Exchange Commission on March 24, 2011).

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

3.11

Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.10 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017).

3.12

Certificate of Amendment filed with the Nevada Secretary of State (incorporated herein by reference to Exhibit 3.12 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2018).

3.13

Certificate of Amendment related to the Share Increase Amendment, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.14

Certificate of Amendment related to the Name Change, filed January 23, 2019 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.15

Amended and Restated Bylaws, dated January 24, 2019 (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2019 at 8:05 Eastern Time).

3.16

Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, dated March 25, 2020 (incorporated herein by reference to Exhibit 3.16 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2020)

3.17

Certificate of Amendment to the Amended and Restated Articles of Incorporation of Seelos Therapeutics, Inc., filed May 18, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2020).

3.18

Certificate of Correction to Certificate of Amended and Restated Articles of Incorporation of the Company, filed May 20, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2020).

3.19

Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 21, 2021 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2021).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011).

4.2

Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of October 17, 2014, by and among the Company, NexMed (U.S.A.), Inc., NexMed Holdings, Inc. and Apricus Pharmaceuticals USA, Inc., as borrowers, Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time including Oxford Finance LLC and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2014).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.6	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.7	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.8

Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.9

Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.10

Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.11

Form of Convertible Promissory Note due November 23, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.12*	Description of Securities of Seelos Therapeutics, Inc.

4.13

Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated by reference to Exhibit 4.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

4.14*	Amendment No. 2 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated February 8, 2023.

10.1	Form of CVR Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018).

10.2	Form of Indemnification Agreement for the Company’s Directors and Officers (incorporated by reference to Exhibit 10.32 of the Company’s Registration Statement on Form S-4 filed on August 31, 2018).

10.3†

License Agreement, dated September 21, 2016, by and among Seelos Therapeutics, Inc., Ligand Pharmaceuticals Incorporated, Neurogen Corporation and CyDex Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-4 filed on August 31, 2018).

10.4

Amendment to License Agreement, dated as of February 8, 2019, by and among Ligand Pharmaceuticals Incorporated, Neurogen Corporation, CyDex Pharmaceuticals, Inc., and Seelos Corporation (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2020).

10.5

Indemnity Agreement, dated July 8, 2016, by and between Seelos Therapeutics, Inc. and Raj Mehra, Ph.D. (incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-4 filed on August 31, 2018).

10.6#	Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-4 filed on August 31, 2018).

10.7#

Form of Option Agreement under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-4 filed on August 31, 2018).

10.8#*	Non-Employee Director Compensation Policy.

10.9#

Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2019).

10.10#

Form of Stock Option Agreement under the Seelos Therapeutics, Inc. 2019 Inducement Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 15, 2019).

10.11˄

Amended and Restated Exclusive License Agreement, dated August 29, 2019, by and between Seelos Therapeutics, Inc. and Stuart Weg, MD. (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2019).

10.12#

Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan, effective May 15, 2020 (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.13#

Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2012 Stock Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2014).

10.14#

Seelos Therapeutics, Inc. 2020 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 13, 2020).

10.15 ˄

Securities Purchase Agreement, dated as of November 23, 2021, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

10.16

Security Agreement, dated as of November 23, 2021, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

10.17 ˄ **

License Agreement, dated as of November 24, 2021, by and between Seelos Therapeutics, Inc. and iX Biopharma Europe Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 8:20 a.m. Eastern Time on November 24, 2021).

10.18#

Amended and Restated Employment Agreement by and between Seelos Therapeutics, Inc. and Raj Mehra, Ph.D., dated as of January 10, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2022).

10.19

Open Market Sale AgreementSM, dated as of May 12, 2022, by and between Seelos Therapeutics, Inc. and Jefferies LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 8:31 a.m. Eastern Time on May 12, 2022).

21.1*	Subsidiaries.

23.1*	Consent of KPMG, LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document. (1)

101.SCH	XBRL Taxonomy Extension Schema. (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (1)

104	Cover Page Interactive Data File (embedded wihin the Inline XBRL document)
(1)	Furnished, not filed.
+	All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities Exchange Commission upon request.
†	Confidential treatment has been granted for portions of this exhibit. Those portions have been omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith.
#	Management compensatory plan or arrangement

˄

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**

Certain identified information has been omitted pursuant to Item 601(b)(10) of Regulation S-K because such information is both (i) not material and (ii) is of the type that the Company treats as private or confidential. The Company hereby undertakes to furnish supplemental copies of the unredacted exhibit upon request by the Securities and Exchange Commission.

ITEM 16.FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: March 9, 2023	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President and Chief Executive Officer

Date: March 9, 2023	/s/ Michael Golembiewski
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

Signature	Title	Date

/s/ Raj Mehra, Ph.D.	President, Chief Executive Officer, and Chairman of the Board	March 9, 2023
Raj Mehra, Ph.D.	(Principal Executive Officer)

/s/ Michael Golembiewski	Chief Financial Officer	March 9, 2023
Michael Golembiewski	(Principal Financial and Accounting Officer)

/s/ Margaret Dalesandro	Director	March 9, 2023
Margaret Dalesandro

/s/ Brian Lian, Ph.D.	Director	March 9, 2023
Brian Lian, Ph.D.

/s/ Daniel J. O’Connor, J.D.	Director	March 9, 2023
Daniel J. O’Connor, J.D.

/s/ Richard W. Pascoe	Director	March 9, 2023
Richard W. Pascoe