Form 10-Q
period 2023-03-31
SEELOS THERAPEUTICS, INC.
filed 2023-05-12
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, 121,811,097 shares of the common stock, par value $0.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$14,059	$15,533
Grant receivable	793	—
Prepaid expenses and other current assets	8,731	7,141
Total current assets	23,583	22,674
Operating lease right-of-use asset	58	72
Total assets	$23,641	$22,746

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,963	$3,626
Accrued expenses	5,599	7,282
Licenses payable	—	2,195
Short-term portion of convertible notes payable, at fair value	11,620	11,865
Warrant liabilities, at fair value	15,958	132
Operating lease liability	60	58
Total current liabilities	39,200	25,158
Convertible notes payable, at fair value	5,099	8,184
Operating lease liability, long-term	—	15
Total liabilities	44,299	33,357

Commitments and contingencies (note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 240,000,000 shares authorized, 121,811,097 and 107,168,256 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	122	107
Additional paid-in-capital	207,395	204,026
Accumulated deficit	(228,175)	(214,744)
Total stockholders’ equity (deficit)	(20,658)	(10,611)
Total liabilities and stockholders’ equity (deficit)	$23,641	$22,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Grant revenue	$808	$—
Total revenue	808	—

Operating expense
Research and development	5,668	10,009
General and administrative	4,072	4,001
Total operating expense	9,740	14,010
Loss from operations	(8,932)	(14,010)
Other income (expense)
Interest income	67	26
Interest expense	(7)	(7)
Change in fair value of convertible notes	66	(244)
Loss on extinguishment of debt	(13)	—
Loss on issuance of common stock and warrants	(4,301)	—
Change in fair value of warrant liabilities	(311)	234
Total other income (expense)	(4,499)	9
Net loss and comprehensive loss	$(13,431)	$(14,001)

Net loss per share basic and diluted	$(0.12)	$(0.13)

Weighted-average common shares outstanding basic and diluted	112,520,486	105,529,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2023 and 2022

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	—	—	2,232	—	2,232
Issuance of common stock, options exercised	6,250	—	8	—	8
Issuance of common stock, ESPP	84,078	—	75	—	75
Net loss	—	—	—	(14,001)	(14,001)
Balance as of March 31, 2022	105,590,773	$105	$200,743	$(155,211)	$45,637

Balance as of December 31, 2022	107,168,256	$107	$204,026	$(214,744)	$(10,611)
Stock-based compensation expense	—	—	1,062	—	1,062
Issuance of common stock for prepaid services	250,000	1	189	—	190
Repurchase and retirement of common stock	(1,000,000)	(1)	1	—	—
Issuance of common stock, net of issuance costs	12,059,298	12	—	—	12
Issuance of common stock for payment of convertible notes payable	3,166,130	3	1,988	—	1,991
Issuance of common stock in at-the-market offering, net of issuance costs	75,768	—	68	—	68
Issuance of common stock, ESPP	91,645	—	61	—	61
Net loss	—	—	—	(13,431)	(13,431)
Balance as of March 31, 2023	121,811,097	$122	$207,395	$(228,175)	$(20,658)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(13,431)	$(14,001)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,062	2,232
Change in fair value of warrant liability	311	(234)
Change in fair value of convertible notes payable	(66)	244
Loss on issuance of common stock and warrants	4,301	—
Amortization of right-of-use asset	14	—
Net loss on extinguishment of debt	13	—
Changes in operating assets and liabilities
Grant receivable	(793)	—
Prepaid expenses and other current assets	(1,399)	(4,168)
Accounts payable	2,337	434
Accrued expenses	(1,684)	(178)
Derivative liability	—	(1,174)
Lease liability	(13)	—
Licenses payable	(1,000)	(200)
Net cash used in operating activities	(10,348)	(17,045)

Cash flows (used in) provided by financing activities
Principal and interest payment of convertible notes	(1,286)	—
Proceeds from issuance of common stock and warrants	11,226	—
Proceeds from issuance of common stock in at-the-market offering	68	—
Payment for repurchase of common stock	(1,195)	—
Proceeds from exercise of options	—	8
Proceeds from sales of common stock under ESPP	61	75
Net cash (used in) provided by financing activities	8,874	83
Net (decrease) increase in cash	(1,474)	(16,962)
Cash, beginning of period	15,533	78,734
Cash, end of period	$14,059	$61,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$114	$4
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Fair value of warrants issued	$15,515	$—
Issuance of common stock for pincipal payments on convertible notes	$1,833	$—
Issuance of common stock for interest payments on convertible notes	$157	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Seelos Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006 and SLS-007 for the potential treatment of Parkinson’s Disease (“PD”). On March 29, 2023, the Company announced that it plans to focus the majority of its resources on the ongoing registration directed study of SLS-002 for ASIB in MDD and the fully enrolled Phase II/III study of SLS-005 in ALS. The Company further announced that it has temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. The Company also announced that it is pausing all non-essential preclinical work.

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, the Company had $14.1 million in cash and an accumulated deficit of $228.2 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and exercises of warrants (see Note 10).

On March 10, 2023, the Company entered into a Securities Purchase Agreement with a life sciences-focused investment fund (the “2023 Securities Purchase Agreement”), pursuant to which, on March 14, 2023, the Company issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock and accompanying common warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering (the “Registered Direct Offering”), resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses (see Note 6).

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Agent (the “Offering”). The Company also filed a prospectus supplement, dated May 12, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under the Company’s existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, the Company may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. The Company also reimburses the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2023, the Company sold an aggregate of 75,768 shares under the Sale Agreement, receiving net proceeds of $68,000. The Company currently intends to use any net proceeds from the Offering for general corporate purposes and to advance the development of its product candidates. However, the Company agreed in the 2023 Securities Purchase Agreement that it would not, subject to certain exceptions, effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) the three year anniversary

(or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by the Company of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the Registered Direct Offering) of the Company’s common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days (the trading day following the earlier of (i) and (ii), the “Trigger Date”).

On November 21, 2022, the Company received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. The Nasdaq staff will provide written confirmation that the Company has achieved compliance with Rule 5550(a)(2) if at any time before May 22, 2023, the bid price of its common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in its regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by May 22, 2023, which may include, among other options, effectuating a reverse stock split. There is no guarantee that the Company will regain compliance by May 22, 2023. If the Company does not regain compliance with Rule 5550(a)(2) by May 22, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

Pursuant to the Registration Statement, the Company may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of March 31, 2023, the Company had approximately $67.2 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of March 31, 2023 are not sufficient to satisfy its operating cash needs and that there is substantial doubt about its ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	its ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;
●	potential litigation expenses;
●	the emergence and effect of competing or complementary products or product candidates;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;
●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish;
●	the trading price of its common stock; and
●	its ability to increase the number of authorized shares outstanding to facilitate future financing events.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 10, 2023. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

The following potentially dilutive securities outstanding for the three months ended March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months
	Ended March 31,
	2023	2022
Outstanding stock options	15,315	10,299
Outstanding warrants	29,254	2,635
Convertible debt	2,903	3,704
	47,472	16,638

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for the Company beginning after January 1, 2024, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company has decided to early adopt the provisions of ASU 2020-06 as of January 1, 2023 and the Company does not expect the adoption of ASU 2020-06 to have an impact on its consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three months ended March 31, 2023. The Company’s financial assets and liabilities measured at fair value at March 31, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurements
	as of March 31, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$14,059	$—	$—	$14,059
Liabilities:
Convertible notes payable, at fair value	$—	$—	$16,719	$16,719
Warrant liabilities, at fair value	—	—	15,958	15,958
	$—	$—	$32,677	$32,677

	Fair Value Measurements
	as of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,533	$—	$—	$15,533
Liabilities:
Convertible notes payable, at fair value	$—	$—	$20,049	$20,049
Warrant liabilities, at fair value	—	—	132	132
	$—	$—	$20,181	$20,181

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.37%	4.24%
Volatility	90%	105%
Dividend yield	—%	—%
Contractual term (years)	1.6	1.9
Stock price	$0.69	$0.68

Warrant Liabilities

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.60%	4.71%
Volatility	106.92%	91.90%
Dividend yield	—%	—%
Expected term (years)	5.41	1.07
Weighted-average fair value	$0.57	$0.44

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

			Convertible
			notes, at fair
	Warrant liabilities	Derivative liability	value
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	—	(1,174)	—
Principal payment of convertible notes, at fair value	—	—	(1,888)
Issuance of derivative liability	—	—	—
Change in fair value measurement of derivative liability	—	—	—
Change in fair value measurement of convertible notes	—	—	3,017
Change in fair value measurement of warrant liability	(292)	—	—
Balance as of December 31, 2022	$132	$—	$20,049
Principal payment of convertible notes, at fair value	—	—	(3,010)
Interest payment of convertible notes, at fair value	—	—	(267)
Loss on extinguishment of debt	—	—	13
Change in fair value measurement of convertible notes	—	—	(66)
Fair value of warrant issued	15,515	—	—
Change in fair value measurement of warrant liability	311	—	—
Balance as of March 31, 2023	$15,958	$—	$16,719

For the three months ended March 31, 2023 and the year ended December 31, 2022, the changes in fair value of the convertible notes and warrant liability primarily resulted from the volatility of the Company’s common stock and the change in risk-free interest rates.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid insurance	$647	$104
Prepaid clinical costs	7,705	6,837
Other	379	200
Prepaid expenses and other current assets	$8,731	$7,141

6.	Common Stock Offerings

2023 Registered Direct Offering

On March 10, 2023, the Company entered into the 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock (the “March 2023 Pre-Funded Warrants”) and accompanying common stock warrants exercisable for an aggregate of 26,750,000 shares of common stock (“March 2023 Common Warrants” and together with the March 2023 Pre-Funded Warrants, the “March 2023 Warrants”) in the Registered Direct Offering, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. The securities were offered by the Company pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on December 15, 2020, as amended on December 22, 2020 and declared effective by the SEC on December 23, 2020.

The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and have an exercise price of $0.001 per share of common stock. The March 2023 Common Warrants have an exercise price of $0.60 per share of common stock, will be exercisable beginning on September 11, 2023 and will expire on September 10, 2028.

The combined purchase price for one share and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the Registered Direct Offering was $0.525 and the combined purchase price for one March 2023 Pre-Funded Warrant and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the Registered Direct Offering was $0.524. The closing of the Registered Direct Offering occurred on March 14, 2023.

7.	License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. The following represents updates for the three months ended March 31, 2023, if applicable, to the Company’s significant license agreements:

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

Pursuant to the Vyera Purchase Agreement, as amended by the Amendment, STI agreed to (i) make a cash payment to Vyera in the aggregate amount of $4.0 million on or before April 8, 2022 (the “Cash Payment”); (ii) issue to Vyera on or before April 11, 2022, 500,000 shares of the Company’s common stock (the “Initial Shares”); (iii) issue to Vyera on or before July 11, 2022, an additional 500,000 shares of the Company’s common stock (as adjusted for stock splits, stock dividends, combinations, recapitalizations and the like) (the “July 2022 Shares”); and (iv) issue to Vyera on or before January 11, 2023, an additional number of shares of the Company’s common stock equal to $1.0 million divided by the volume weighted average closing price of the Company’s common stock for the ten consecutive trading days ending on the fifth trading day prior to the applicable date of issuance of the shares of the Company’s common stock (the “January 2023 Shares”, and together with the Cash Payment, the Initial Shares and the July 2022 Shares, the “Final Payments”). In consideration for the Final Payments, all of STI’s contingent payment obligations under the Vyera Purchase Agreement, including the Milestone and Royalty Payment Obligations and the Change of Control Payment Obligation, as well as all commercialization covenants of STI under the Vyera Purchase Agreement, will terminate in full upon the date that all of the Final Payments have been made.

On December 22, 2022, the Company entered into a Share Repurchase Agreement (the “Repurchase Agreement”) with Vyera, pursuant to which the Company agreed to repurchase the Initial Shares and the July 2022 Shares previously issued to Vyera for an aggregate purchase price of $1.2 million in January 2023.

The Company paid the $4.0 million Cash Payment and issued the Initial Shares to Vyera in April 2022. The Company issued the July 2022 Shares to Vyera in July 2022, and subsequently agreed to repurchase the Initial Shares and the July 2022 Shares in January 2023 pursuant to the Repurchase Agreement on December 22, 2022. The Company recognized $5.8 million in research and development expense during the three months ended June 30, 2022 related to the Amendment, which consisted of the initial cash payment of $4.0 million and $0.8 million for the Initial Shares and the July 2022 Shares, which were measured at their grant-date fair value. The Company also recognized a liability of $1.0 million related to the January 2023 Shares within accrued licenses payable. The Company recognized a liability of $1.2 million related to the Repurchase Agreement, as well as $0.5 million in research and development expense for the premium paid for the repurchased shares.

On January 3, 2023, the Company paid $1.2 million in cash to Vyera under the Repurchase Agreement to repurchase the Initial Shares and the July 2022 Shares.

On January 10, 2023, STI entered into Amendment No. 6 to the Vyera Purchase Agreement (“Amendment No. 6”) with Vyera, pursuant to which, STI agreed to make two cash payments to Vyera of $500,000 each on January 31, 2023 and February 28, 2023, in lieu of issuing the January 2023 Shares to Vyera. The Company paid the $500,000 cash payments on each of January 31, 2023 and February 28, 2023 in satisfaction of all Final Payments under the Vyera Purchase Agreement.

Acquisition of License from Stuart Weg, MD

On August 29, 2019, the Company entered into an amended and restated exclusive license agreement with Stuart Weg, M.D. (the “Weg License Agreement”), pursuant to which the Company was granted an exclusive worldwide license to certain intellectual property and regulatory materials related to SLS-002. Under the terms of the Weg License Agreement, the Company paid an upfront license fee of $75,000 upon execution of the agreement. The Company agreed to pay additional consideration to Dr. Weg as follows: (i) $0.1 million on January 2, 2020, (ii) $0.125 million on January 2, 2021, and (iii) in the event the FDA has not approved a New Drug Application for a product containing ketamine in any dosage on or before December 31, 2021, $0.2 million on January 2, 2022. The Company paid the required $0.1 million on January 2, 2020, $0.125 million on January 2, 2021 and $0.2 million on January 2, 2022.

The remaining potential regulatory and commercial milestones are not yet considered probable, and no other milestone payments have been accrued at March 31, 2023.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Professional fees	$389	$278
Personnel related	466	1,288
Outside research and development services	4,193	5,627
Insurance	497	—
Other	54	89
Accrued expenses, net	$5,599	$7,282

9.	Debt

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

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind V has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of Common Stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until the Trigger Date, all payments under the 2021 Note will be made in cash.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind V in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of Common Stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Any portion of an amortization payment or interest payment that is paid in shares of Common Stock shall be priced at 90% of the average of the five lowest daily volume weighted average prices of the Common Stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until the Trigger Date, all payments under the 2021 Note will be made in cash. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind V entered into a security agreement, which provides Lind V with a first priority lien on the Company’s assets and properties. During the three months ended March 31, 2023, the Company issued 3,166,130 shares to Lind V to satisfy interest and principal payments due under the 2021 Note.

On December 2, 2021, the Company entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2021 Lind Securities Purchase Agreement, pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes in an aggregate principal amount of $221,688, which did not bear interest and mature on December 2, 2024 (the “December 2021 Notes”), and (ii) an aggregate of 5,388 shares of its common stock. These notes had substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full and the Company recognized a loss on extinguishment of debt of $13,000 during the three months ended March 31, 2023.

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible note offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2022 and 2021, the Company recognized a total convertible note liability of $20.0 million and $18.9 million, respectively. During the year ended December 31, 2022 and 2021, the Company recognized $3.0 million loss and $0.2 million gain on change in fair value of convertible notes, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized a $66,000 gain and a $0.2 million loss, respectively, on change in fair value of convertible notes.

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company made principal and interest payments of $3.1 million (consisting of $1.8 million of common stock and $1.3 million of cash) and $1.9 million of cash, respectively, on the convertible notes. As of March 31, 2023, the principal and interest payment of the 2021 Note totaled $18.2 million.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of March 31, 2023 or December 31, 2022.

Common Stock

The Company has authorized 240,000,000 shares of common stock as of March 31, 2023 and December 31, 2022. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

March 2023 Warrants

On March 10, 2023, the Company entered into a securities purchase agreement with a life sciences-focused investment fund to which the Company issued and sold an aggregate of 12,059,298 shares of common stock, the March 2023 Pre-Funded Warrants exercisable for an aggregate of 9,340,702 shares of its common stock and the accompanying March 2023 Common Warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering. The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and have an exercise price per share equal to $0.001. The March 2023 Common Warrants have an exercise price per share equal to $0.60. The March 2023 Common Warrants will become exercisable beginning on September 11, 2023 and will expire on September 10, 2028.

As of March 31, 2023, March 2023 Pre-Funded Warrants to purchase 9.3 million shares of common stock remain outstanding at an exercise price of $0.001 per share and March 2023 Common Warrants to purchase 26.8 million shares of common stock remain outstanding at an exercise price of $0.60 per share.

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

During each of the three months ended March 31, 2023 and 2022, no September 2020 Warrants were exercised. As of March 31, 2023, September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the three months ended March 31, 2023 and 2022, no August 2019 Warrants were exercised. As of March 31, 2023, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the three months ended March 31, 2023 and 2022, no Series A Warrants were exercised. As of March 31, 2023, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the three months ended March 31, 2023 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2022	2,545	$2.78	1.7
Issued	36,091	$0.44	—
Exercised	—	$—	—
Cancelled	(41)	$15.79	—
Outstanding as of March 31, 2023	38,595	$0.58	5.2
Exercisable as of March 31, 2023	2,504	$2.56	1.5

The March 2023 Common Warrants and the Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised and the gain or loss recognized in earnings during the period.

11.	Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully-diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2023, in accordance with the foregoing, an aggregate of 4,771,457 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of March 31, 2023, an aggregate of 20,589,275 shares of common stock were authorized under the 2012 Plan, of which 5.2 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2023, the Company added 1,063,421 shares for purchase by employees under the ESPP. During the three months ended March 31, 2023, the Company sold 91,645 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $16,000 for the three months ended March 31, 2023.

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

Stock options

During the three months ended March 31, 2023, the Company granted 1,467,585 incentive stock options and 2,959,625 non-qualified stock options to employees with a weighted average exercise price per share of $0.69 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the three months ended March 31, 2023, the Company also granted 338,135 non-qualified stock options to employees who elected to forgo a portion of their cash bonus for stock options with a weighted average exercise price per share of $0.69 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are not subject to time vesting requirements and are fully vested upon the date of grant.

During the three months ended March 31, 2023, the Company also granted 200,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $0.81 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was historically a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on a weighted average blend of the historical volatility of a publicly traded set of peer companies, as well as its own historical volatility. Additionally, due to an insufficient history with respect to stock option activity and post-vesting cancellations, the expected term assumption for employee grants is based on a permitted simplified method, which is based on the vesting period and contractual term for each tranche of awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the three months ended March 31, 2023, no stock options were exercised and 49,667 options were forfeited. During the three months ended March 31, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the three months ended March 31, 2023 and 2022:

Three Months Ended
	March 31, 2023	March 31, 2022
Risk-free interest rate	3.6%-3.9%	1.5%-1.6%
Volatility	117%-119%	113%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$0.59 - 0.68	$1.24 - 1.27

A summary of stock option activity during the three months ended March 31, 2023 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2022	10,400	$2.26	—	—
Granted	4,965	0.70	—	—
Exercised	—	—	—	—
Forfeited	(47)	1.91	—	—
Expired	(3)	753.00	—	—
Outstanding as of March 31, 2023	15,315	$1.61	8.5	$1
Vested and expected to vest as of March 31, 2023	15,315	$1.61	8.5	$1
Exercisable as of March 31, 2023	6,195	$2.01	7.6	$1

As of March 31, 2023, unrecognized stock-option compensation expense of $9.3 million is expected to be realized over a weighted-average period of 2.4 years.

Performance Stock Award

During the year ended December 31, 2021, the Company’s Board of Directors awarded a performance stock unit award to the Company’s Chief Executive Officer for 2,400,000 shares of common stock, with a grant date fair value of $4.31 per unit. Vesting of this award was subject to the Company achieving certain performance criteria established at the grant date and the individual fulfilling a service condition (continued employment). As of December 31, 2021, all performance stock unit awards were unvested and three of the five performance conditions had been satisfied. The Company recognized stock-based compensation related to this award of $4.9 million during the fourth quarter of 2021, which was recorded in general and administrative expense. In 2022, the Company and its Chief Executive Officer entered into an agreement to cancel the performance stock unit award for no consideration. In connection with the cancellation of the award, no replacement awards were granted or authorized. At the time of cancellation, the Company recognized the remaining compensation expense of the three achieved milestones of $1.3 million. The two remaining milestones were not deemed probable of achievement at the time of cancellation, and no compensation cost related to these milestones was recognized.

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$235	$229
General and administrative	827	2,003
	$1,062	$2,232

12.	Commitments and Contingencies

Leases

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, which ended in September 2022. In October 2022, the Company entered into a new eighteen-month office space rental agreement for its existing space, which provides for a base rent starting at approximately $4,000 per month subject to periodic increases.

Under the new office space rental agreement in October 2022, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of $86,000. As of March 31, 2023, the weighted-average remaining lease term of the operating lease was 1.0 years, and the weighted-average discount rate was 8.0%.

As of March 31, 2023, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Year Ended December 31, 2023	$47
Year Ended December 31, 2024	16
Total	63
Less present value discount	(3)
Operating lease liabilities	$60

For each of the three months ended March 31, 2023 and 2022, rent expense totaled $15,000 and $13,000, respectively.

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

As of March 31, 2023, there was no material litigation against or involving the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures Regarding Forward-Looking Statements

The following should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report as well as in conjunction with the Risk Factors section and in our Annual Report on Form 10- K for the year ended December 31, 2022 as filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2023 (the “Form 10-K”). This report and the Form 10-K include forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

Recent Developments

On March 29, 2023, we announced that we plan to focus the majority of our resources on the ongoing registration directed study of SLS-002 for the potential treatment of acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) and the fully enrolled Phase II/III study of SLS-005 in Amyotrophic Lateral Sclerosis (“ALS”). We further announced that we have temporarily paused additional enrollment of patients in the SLS-005-302 study in Spinocerebellar Ataxia (“SCA”). Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. We also announced that we are pausing all non-essential preclinical work.

Impact of COVID-19

Beginning in the fourth quarter of 2021 and through the first quarter of 2023, we experienced a slowdown in patient enrollment primarily due to staffing issues at our study sites related to the spike in COVID-19 cases due to the Omicron variant and its sub-variants. Recently, we have seen staffing issues improving, but we cannot be certain that this trend will continue as additional variants emerge and COVID-19 continues to circulate and spread. However, the pandemic has not materially affected our liquidity as we maintain our resources in the form of cash.

In addition, although preventative measures taken to date did not have a material adverse impact on our business during 2022 and the first quarter of 2023, the continued impact of the COVID-19 pandemic on our business, financial condition and results of operations is unknown and will depend on future developments and risks, which are highly uncertain and cannot be predicted. These developments and risks include, among others, the duration and severity of the COVID-19 pandemic, the emergence or spread of new COVID-19 variants, the impact on the capital markets, the impact on our partners and the regulatory agencies that oversee our sector and any additional preventative and protective actions that governmental authorities, or we, may implement, any of which may result in an extended period of business disruption, including potential delays in commencing future clinical trials, or in completing enrollment for any clinical trials we may commence or in the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies conducting in-person inspections or accommodations for alternatives to in-person inspections. Any resulting financial impact cannot be reasonably estimated at this time, but the COVID-19 pandemic may force us to make adjustments to our business, our plans and our timeline for developing assets, including our programs. In addition, the pandemic is currently not anticipated to have a material adverse impact on our business, financial condition and results of operations, including our ability to raise additional capital. See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

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

SLS-005 IV Trehalose	Amyotrophic Lateral Sclerosis (ALS)	Phase II/III	Completed enrollment of final participants in February 2023 in the registrational study; data readout expected in late 2023

	Spinocerebellar Ataxia (SCA)	Phase IIb/III	In October 2022, we announced dosing of the first participant in the registrational study; enrollment of additional patients temporarily paused on March 29, 2023

	Huntington’s Disease (HD) and Alzheimer’s Disease (AD)	Phase II	Obtaining biomarker activity

SLS-004 Gene Therapy	Parkinson’s Disease (PD)	Pre-IND

Preclinical in vivo studies ongoing; in December 2022, we announced partial results from a study demonstrating downregulation of α-synuclein; currently analyzing data while temporarily pausing additional spend

SLS-007 Peptide Inhibitor	Parkinson’s Disease (PD)	Pre-IND

Preclinical study completed and analysis of the results ongoing; next steps for development of this program will be decided in concert with SLS-004 results and readouts, as both target the same pathway upstream; temporarily pausing additional spend

Lead Programs

Our lead programs are currently SLS-002 for the potential treatment of ASIB in patients with MDD and SLS-005 for the potential treatment of ALS and SCA. SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered.

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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation (“ODD”) for OPMD and SCA3 has been secured in the United States and in the European Union (“EU”). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled “COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER” which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick’s disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease Designation (“RPDD”) for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease (“HD”). In October 2022, we also announced the dosing of the first participant in the registrational Phase II/III study for the treatment of SCA. In March 2023, we announced that in order to focus the majority of our resources on the ongoing registration directed study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we have temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations, and is not based on any data related to safety or therapeutic effects.

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

During 2022, we received regulatory approval in Australia to commence a study pursuing the collection of certain biomarker data in patients with Alzheimer’s Disease.

We are also continuing to consider trials in Sanfilippo Syndrome and are seeking more natural history data based on the guidance from regulatory agencies.

In March 2023, we announced that in order to focus the majority of our resources on the ongoing registration directed study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we have temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations, and is not based on any data related to safety or therapeutic effects.

SLS-004 is an all-in-one lentiviral vector, targeted for gene editing through DNA methylation within intron 1 of the synuclein alpha (“SNCA”) gene that expresses alpha-synuclein protein. SLS-004, when delivered to dopaminergic neurons derived from human induced pluripotent stem cells of a PD patient, modified the expression on alpha-synuclein (“α-synuclein”) and exhibited reversal of the disease-related cellular-phenotype characteristics of the neurons. The role of mutated SNCA in PD pathogenesis and the need to maintain the normal physiological levels of α-synuclein protein emphasize the yet unmet need to develop new therapeutic strategies, such as SLS-004, targeting the regulatory mechanism of α-synuclein expression. On May 28, 2020, we announced the initiation of a preclinical study of SLS-004 in PD through an all-in-one lentiviral vector targeting the SNCA gene. We are constructing a bimodular viral system harboring an endogenous α-synuclein transgene and inducible regulated repressive CRISPR/dCas9-unit to achieve suppression of PD-related pathologies. On July 7, 2021, we announced positive in vivo data demonstrating down-regulation of SNCA mRNA and protein expression under this study. In December 2022, we announced in vivo data demonstrating that a single dose of SLS-004 was successful in reversing some of the key hallmarks of PD in a humanized mouse model. These findings observed in an in vivo humanized PD model validate and extend prior findings from in vitro data using SLS-004. SLS-004 demonstrated therapeutically desirable change in SNCA expression that led to reversing the key hallmarks of PD in the model towards normal physiological levels, indicating disease modifying effect of single dose administration of SLS-004, a CRISPR/dCas-9 based gene therapy for PD. We have halted any further investment in this program until additional funding is received.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we had $14.1 million in cash and an accumulated deficit of $228.2 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On March 10, 2023, we entered into a Securities Purchase Agreement with a life sciences-focused investment fund (the “2023 Securities Purchase Agreement”), pursuant to which we issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock and accompanying common warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses.

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Agent (the “Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the Offering (the “Prospectus Supplement”) under our existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, we may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. We also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. During the three months ended March 31, 2023, we sold an aggregate of 75,768 shares under the Sale Agreement, receiving net proceeds of $68,000. We currently intend to use any net proceeds from the Offering for general corporate purposes and to advance the development of our product candidates. However, we agreed in the 2023 Securities Purchase Agreement that we would not, subject to certain exceptions, effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) the three year anniversary (or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by us of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the Registered Direct Offering) of our common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days.

As of March 31, 2023, we had approximately $67.2 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares of our common stock pursuant to the Sale Agreement as of such date).

On November 23, 2021, we entered into a Securities Purchase Agreement with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind V, in a private placement transaction, in exchange for the payment by Lind V of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an aggregate principal amount of $22.0 million, which will bear no interest until the first anniversary of the issuance of the First Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024, and (2) 534,759 shares of our common stock.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of March 31, 2023 are not sufficient to satisfy our operating cash needs and that there is substantial doubt about our ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and there have been no material changes to such policies or estimates during the three months ended March 31, 2023.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended March 31, 2023 and 2022

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Operating expense
Research and development	$5,668	$10,009	$(4,341)	(43)%
General and administrative	4,072	4,001	71	2%
Total operating expense	$9,740	$14,010	$(4,270)	(30)%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended March 31,
	Three Months Ended March 31,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses
Clinical trial expenses	$2,505	$5,951	$(3,446)	(58)%
Manufacturing expenses	1,483	2,323	(840)	(36)%
Employee compensation	1,200	1,176	24	2%
Contract consulting expenses	480	559	(79)	(14)%
Total research and development expenses	$5,668	$10,009	$(4,341)	(43)%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $4.3 million decrease in R&D expenses during the three months ended March 31, 2023, as compared to the same period in 2022, resulted primarily from (i) a decrease in clinical trial expenses of approximately $3.4 million, mainly due to the completion of enrollment for the ongoing SLS-005 HEALEY clinical trial and timing of expenses for the SLS-002 study in ASIB with MDD, and (ii) a decrease in manufacturing expenses of approximately $0.8 million, mainly related to clinical supplies needed to support the SLS-005 clinical programs.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $71,000 during the three months ended March 31, 2023, as compared to the same period in 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Other income (expense)
Interest income	$67	$26	$41
Interest expense	(7)	(7)	—
Change in fair value of convertible notes	66	(244)	310
Loss on extinguishment of debt	(13)	—	(13)
Loss on issuance of common stock and warrants	(4,301)	—	(4,301)
Change in fair value of warrant liabilities	(311)	234	(545)
Total other income (expense)	$(4,499)	$9	$(4,508)

Interest Income

Interest income was $67,000 and $26,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in interest income primarily related to the higher interest rates earned during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Interest Expense

Interest expense was $7,000 for each of the three months ended March 31, 2023 and 2022.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was income of $66,000 and expense of $244,000 for the three months ended March 31, 2023 and 2022, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Loss on Issuance of Common Stock and Warrants

Loss on issuance of warrants were $4.3 million for the three months ended March 31, 2023. This loss is attributable to the valuation of the warrants associated with the Registered Direct Offering that closed in March 2023.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liability was $16.0 million at March 31, 2023. For the three months ended March 31, 2023, the change in fair value of warrant liabilities was $311,000, which expense was due to the revaluation of the Series A Warrants during such period. For the three months ended March 31, 2022, the change in fair value of warrant liabilities was $234,000, which income was due to the revaluation of the Series A Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash (used in) provided by operations
Net cash used in operating activities	$(10,348)	$(17,045)
Net cash (used in) provided by financing activities	8,874	83
Net (decrease) increase in cash	$(1,474)	$(16,962)

Operating Activities

Cash used in operating activities of $10.3 million during the three months ended March 31, 2023 was primarily due to a net loss of $13.4 million and changes in operating assets and liabilities of $2.6 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $1.1 million, loss on issuance of common stock and warrants of $4.3 million and change in fair value of warrant liability of $0.3 million.

Cash used in operating activities of $17.0 million during the three months ended March 31, 2022 was primarily due to a net loss of $14.0 million and changes in operating assets and liabilities of $5.3 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $2.2 million.

Financing Activities

Cash provided by financing activities of $8.9 million during the three months ended March 31, 2023 was primarily due to proceeds from issuances of common stock and warrants of $11.2 million, which was partially offset by principal and interest payments of our convertible debt of $1.3 million and the repurchase of common stock under the Vyera Repurchase Agreement of $1.2 million.

Cash provided by financing activities of $83,000 during the three months ended March 31, 2022 was primarily due to proceeds from the sale of common stock under our employee stock purchase plan.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the three months ended March 31, 2023.

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

●	We are a clinical-stage company, we have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
●	We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.
●	If development of our product candidates does not produce favorable results, or encounters challenges, we and our collaborators, if any, may be unable to commercialize these products.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.
●	Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.
●	Given our lack of current cash flow, we may need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.

●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.
●	Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.
●	We intend to rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.
●	Our product candidates are subject to extensive regulation under the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.
●	We rely completely on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.
●	If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.
●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
●	If we fail to comply with our obligations in the agreements under which we in-license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
●	We may not be able to protect our proprietary or licensed technology in the marketplace.
●	The market price of our common stock is expected to be volatile.

Risk Factors

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 10, 2023:

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $228.2 million from our inception through March 31, 2023.

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

*We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the licensing and development of our core assets, SLS-002 and SLS-005, and our other earlier-stage assets, SLS-004, SLS-006, SLS-007, SLS-008, SLS-010 and SLS-012. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our pipeline product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates may fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. See the risk factor titled “We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success” below. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on March 29, 2023, we announced that we plan to focus the majority of our resources on the ongoing registration directed study of SLS-002 for the potential treatment of acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) and the fully enrolled Phase II/III study of SLS-005 in Amyotrophic Lateral Sclerosis (“ALS”). We further announced that we have temporarily paused additional enrollment of patients in the SLS-005-302 study in Spinocerebellar Ataxia (“SCA”). Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. We also announced that we are pausing all non-essential preclinical work. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

*We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

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

For example, as of March 2023, in order to focus the majority of our resources on the ongoing registration directed study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we are temporarily pausing additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations, and is not based on any data related to safety or therapeutic effects. Our focus on these studies may cause us to fail to capitalize on other opportunities.

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

As of March 31, 2023, we had a cash balance of approximately $14.1 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we may need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Moreover, we have the ability to sell up to $50.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Open Market Sale AgreementSM we entered into with Jefferies, LLC on May 12, 2022 (the “Sale Agreement”). As of March 31, 2023, a total of $67.2 million of securities remains available for issuance pursuant to the shelf registration statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). However, we agreed in a securities purchase agreement entered into in connection with our March 2023 registered direct offering (the “Registered Direct Offering”) that we would not, subject to certain exceptions, effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) the three year anniversary (or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by us of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the Registered Direct Offering) of our common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days.

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

*The COVID-19 pandemic, and any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations.

The impacts of the COVID-19 pandemic are continuing to affect the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of future clinical trials. Additionally, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Any continued and prolonged public health crisis such as the COVID-19 pandemic could have a material negative impact on our business, financial condition, and operating results.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of April 29, 2023, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), effective January 1, 2023, secure new privacy rights for consumers and impose new obligations on us. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia, Colorado, Utah and Connecticut have all adopted privacy laws, which take effect from January 1, 2023 (in Virginia) and through 2023 in Colorado, Utah and Connecticut. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2022 our closing stock price ranged from $0.51 to $1.71 per share, and during the quarter ended March 31, 2023, our closing stock price ranged from $0.59 to $1.04 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

On November 21, 2022, we received a written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. The Nasdaq staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2) if at any time before May 22, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by May 22, 2023, which may include, among other options, effectuating a reverse stock split. There is no guarantee that we will regain compliance by May 22, 2023. If we do not regain compliance with Rule 5550(a)(2) by May 22, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of March 31, 2023, we have outstanding warrants to purchase an aggregate of approximately 38,594,942 shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of March 31, 2023, 24,566,638 shares of our common stock were reserved for issuance under our equity incentive plans, of which 15,314,848 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $1.61 per share, 5,224,760 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 2,902,777 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on ninety percent (90%) of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of March 31, 2023, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. Weakened or declining economic conditions could be caused by a number of factors, including high interest rates, rising inflation, the government closure of Silicon Valley Bank and liquidity concerns at other financial institutions, and the potential for local and/or global economic recession. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2023, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue the advisory firm 250,000 unregistered shares of our common stock, which shares were issued on February 9, 2023 (the “Shares”). The issuance of the Shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws. Appropriate legends were affixed to the Shares. The advisory firm had adequate access, through employment, business or other relationships, to information about the Company. In connection with the foregoing issuance, the advisory firm represented to us that it was an accredited investor and was acquiring the Shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investments and could hold the securities for an indefinite period of time. In connection with the foregoing issuance, the advisory firm received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration requirements of the Securities Act. Shares are deemed restricted securities for purposes of the Securities Act. There were no underwriters employed in connection with this transaction.

We issued the following shares of common stock to Lind V to satisfy principal and interest payments under the 2021 Note: (a) 1,492,942 shares of common stock on January 23, 2023 to satisfy principal payments at a repayment share price of $0.614 per share, (b) 123,824 shares of common stock on January 31, 2023 to satisfy interest payments at a repayment share price of $0.693 per share, (c) 1,432,291 shares of common stock on February 23, 2023 to satisfy principal payments thereunder at a repayment share price of $0.64 per share, and (d) 117,073 shares of common stock on February 28, 2023 to satisfy interest payments thereunder at a repayment share price of $0.634 per share ((a) through (d), collectively, the “Lind Shares”). The Lind Shares were issued to Lind V in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Lind Shares have not been registered under the Securities Act and the Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

3.6

Certificate of Designation for Series D Junior-Participating Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-A12G filed with the Securities and Exchange Commission on March 24, 2011).

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

3.15

Amended and Restated Bylaws, dated March 23, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2023).

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

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.4	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2018).

4.5	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.6	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.7	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.8

Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

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

4.11

Form of Convertible Promissory Note due November 13, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.12

Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

4.13

Amendment No. 2 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated February 8, 2023 (incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2023).

4.14

Form of Pre-Funded Warrant, dated March 14, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

4.15

Form of Common Stock Warrant, dated March 14, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

10.1#

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2023).

10.2†

Form of Securities Purchase Agreement, dated March 10, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

(1)	Furnished, not filed.

*All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

#	Management compensatory plan or arrangement.

†Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seelos Therapeutics, Inc.

Date: May 12, 2023	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: May 12, 2023	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)