Form 10-Q
period 2023-06-30
SEELOS THERAPEUTICS, INC.
filed 2023-08-11
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2023, 127,365,359 shares of the common stock, par value $0.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$5,843	$15,533
Grant receivable	431	—
Prepaid expenses and other current assets	5,571	7,141
Total current assets	11,845	22,674
Operating lease right-of-use asset	44	72
Total assets	$11,889	$22,746

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,437	$3,626
Accrued expenses	5,589	7,282
Licenses payable	—	2,195
Short-term portion of convertible notes payable, at fair value	12,340	11,865
Warrant liabilities, at fair value	31,700	132
Operating lease liability	46	58
Total current liabilities	56,112	25,158
Convertible notes payable, at fair value	2,957	8,184
Operating lease liability, long-term	—	15
Total liabilities	59,069	33,357

Commitments and contingencies (note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 480,000,000 and 240,000,000 shares authorized, 124,188,236 and 107,168,256 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	124	107
Additional paid-in-capital	210,367	204,026
Accumulated deficit	(257,671)	(214,744)
Total stockholders’ equity (deficit)	(47,180)	(10,611)
Total liabilities and stockholders’ equity (deficit)	$11,889	$22,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months and Six Months Ended June 30, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$336	$—	$1,144	$—
Total revenue	336	—	1,144	—
Operating expense
Research and development	8,509	18,356	14,177	28,365
General and administrative	2,780	2,883	6,852	6,884
Total operating expense	11,289	21,239	21,029	35,249
Loss from operations	(10,953)	(21,239)	(19,885)	(35,249)
Other income (expense)
Interest income	83	19	150	45
Interest expense	(7)	(5)	(14)	(12)
Change in fair value of convertible notes	(616)	(96)	(550)	(340)
Loss on extinguishment of debt	(5,507)	—	(5,520)	—
Loss on issuance of common stock and warrants	—	—	(4,301)	—
Change in fair value of warrant liabilities	(12,496)	49	(12,807)	283
Total other income (expense)	(18,543)	(33)	(23,042)	(24)
Net loss and comprehensive loss	$(29,496)	$(21,272)	$(42,927)	$(35,273)

Net loss per share basic and diluted	$(0.22)	$(0.20)	$(0.35)	$(0.33)

Weighted-average common shares outstanding basic and diluted	131,915,899	106,068,795	122,271,771	105,800,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended June 30, 2023 and 2022

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2023	121,811,097	$122	$207,395	$(228,175)	$(20,658)
Stock-based compensation expense	—	—	988	—	988
Issuance of common stock for convertible note amendment	1,000,000	1	1,009	—	1,010
Issuance of common stock for payment of convertible notes and interest	1,377,139	1	975	—	976
Net loss	—	—	—	(29,496)	(29,496)
Balance as of June 30, 2023	124,188,236	$124	$210,367	$(257,671)	$(47,180)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of March 31, 2022	105,590,773	$105	$200,743	$(155,211)	$45,637
Stock-based compensation expense	—	—	961	—	961
Issuance of common stock for prepaid services	100,000	—	60	—	60
Issuance of common stock for license acquired	500,000	1	840	—	841
Net loss	—	—	—	(21,272)	(21,272)
Balance as of June 30, 2022	106,190,773	$106	$202,604	$(176,483)	$26,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2023 and 2022

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2022	107,168,256	$107	$204,026	$(214,744)	$(10,611)
Stock-based compensation expense	—	—	2,050	—	2,050
Issuance of common stock for prepaid services	250,000	—	190	—	190
Repurchase and retirement of common stock	(1,000,000)	(1)	1	—	—
Issuance of common stock, net of issuance costs	12,059,298	12	—	—	12
Issuance of common stock, convertible note amendment consideration	1,000,000	1	1,009	—	1,010
Issuance of common stock for payment of convertible notes payable	4,543,269	5	2,962	—	2,967
Issuance of common stock in at-the-market offering, net of issuance costs	75,768	—	68	—	68
Issuance of common stock, ESPP	91,645	—	61	—	61
Net loss	—	—	—	(42,927)	(42,927)
Balance as of June 30, 2023	124,188,236	$124	$210,367	$(257,671)	$(47,180)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	—	—	3,193	—	3,193
Issuance of common stock, options exercised	6,250	—	8	—	8
Issuance of common stock for prepaid services	100,000	—	60	—	60
Issuance of common stock for license acquired	500,000	1	840	—	841
Issuance of common stock, ESPP	84,078	—	75	—	75
Net loss	—	—	—	(35,273)	(35,273)
Balance as of June 30, 2022	106,190,773	$106	$202,604	$(176,483)	$26,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(42,927)	$(35,273)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,050	3,193
Change in fair value of warrant liability	12,807	(283)
Change in fair value of convertible notes payable	550	340
Research and development expense - license amendment	—	841
Loss on issuance of common stock and warrants	4,301	—
Amortization of right-of-use asset	28	—
Net loss on extinguishment of debt	5,520	—
Changes in operating assets and liabilities
Grant receivable	(431)	—
Prepaid expenses and other current assets	1,761	(6,363)
Accounts payable	2,811	613
Accrued expenses	(1,695)	(134)
Derivative liability	—	(1,174)
Lease liability	(27)	—
Licenses payable	(1,000)	800
Net cash used in operating activities	(16,252)	(37,440)

Cash flows (used in) provided by financing activities
Payment on convertible notes	(3,598)	—
Proceeds from issuance of common stock and warrants	11,226	—
Proceeds from issuance of common stock in at-the-market offering	68	—
Payment for repurchase of common stock	(1,195)	—
Payment of deferred offering costs	—	(126)
Proceeds from exercise of options	—	8
Proceeds from sales of common stock under ESPP	61	75
Net cash (used in) provided by financing activities	6,562	(43)
Net (decrease) increase in cash	(9,690)	(37,483)
Cash, beginning of period	15,533	78,734
Cash, end of period	$5,843	$41,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$271	$9
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Fair value of warrants issued	$15,515	$—
Fair value of warrants issued for modification of convertible debt	$3,247	$—
Increase of debt principal for modification of convertible debt	$1,250	$—
Issuance of common stock for license payable	$—	$840
Deferred offering costs, accrued but not paid	$—	$127
Issunce of common stock for modification of convertible debt	$1,010	$—
Issuance of common stock for pincipal payments on convertible notes	$2,669	$—
Issuance of common stock for interest payments on convertible notes	$298	$—

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, the Company had $5.8 million in cash and an accumulated deficit of $257.7 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and exercises of warrants (see Note 10).

On March 10, 2023, the Company entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with a life sciences-focused investment fund (the “Investor”), pursuant to which, on March 14, 2023, the Company issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock and accompanying common warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering (the “Registered Direct Offering”), resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses (see Note 6). On May 19, 2023, the Company entered into Amendment No. 1 to the 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”), pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the Investor warrants to purchase up to an aggregate of 4,000,000 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the condensed consolidated statement of operations.

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Agent (the “Offering”). The Company also filed a prospectus supplement, dated May 12, 2022, with the Securities and Exchange Commission (the “SEC”) in connection with the Offering (the “Prospectus Supplement”) under the Company’s existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, the Company may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. The Company also reimburses the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of

1934, as amended. During the six months ended June 30, 2023, the Company sold an aggregate of 75,768 shares under the Sale Agreement, receiving net proceeds of $68,000. The Company currently intends to use any net proceeds from the Offering for general corporate purposes and to advance the development of its product candidates. However, the Company agreed in the 2023 Securities Purchase Agreement that it would not, subject to certain exceptions (including in relation to the satisfaction of the May Through September Payments), effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) the three year anniversary (or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by the Company of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the Registered Direct Offering) of the Company’s common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days (the trading day following the earlier of (i) and (ii), the “Trigger Date”).

On November 21, 2022, the Company received a written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. On May 23, 2023, Nasdaq provided a notice to the Company that the Company has not regained compliance with Rule 5550(a)(2) and was not eligible for a second 180 calendar day compliance period as the Company does not comply with the minimum $5,000,000 stockholder’s equity requirement for initial listing on the Nasdaq Capital Market. The Company timely submitted a hearing request before the Nasdaq Hearings Panel, and also provided the Nasdaq Hearings Panel with a plan to regain compliance, which plan included a commitment and intent to conduct a reverse stock split of the Company’s common stock to regain compliance with Rule 5550(a)(2) (the “Compliance Plan”). On June 26, 2023, the Company received a letter from Nasdaq granting the Company a temporary exception until October 31, 2023 to regain compliance with Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On July 24, 2023, the Company received a letter from Nasdaq notifying the Company that it regained compliance with Rule 5550(a)(2), as required by the Nasdaq Hearings Panel and the Compliance Plan. This letter further noted that the Nasdaq Hearings Panel determined to continue the listing of the Company’s common stock.

Pursuant to the Registration Statement, the Company may offer from time to time any combination of debt securities, common and preferred stock and warrants. As of June 30, 2023, the Company had approximately $67.2 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of June 30, 2023 are not sufficient to satisfy its operating cash needs and that there is substantial doubt about its ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	its ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;
●	potential litigation expenses;
●	the emergence and effect of competing or complementary products or product candidates;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;

●	the terms and timing of any collaborative, licensing or other arrangements that it has or may establish;
●	the trading price of its common stock; and
●	its ability to increase the number of authorized shares as may be required to facilitate future financing events.

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

The following potentially dilutive securities outstanding for the three and six months ended June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three and Six Months
	Ended June 30,
	2023	2022
Outstanding stock options	15,341	10,300
Outstanding warrants	42,515	2,545
Convertible debt	2,630	3,704
	60,486	16,549

Amounts in the table reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06: Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and precludes the use of the treasury stock method for certain debt instruments. The provisions of ASU 2020-06 are applicable for the Company beginning after January 1, 2024, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020, and an entity should adopt the provisions at the beginning of its annual fiscal year. The Company has decided to early adopt the provisions of ASU 2020-06 as of January 1, 2023, and the Company does not expect the adoption of ASU 2020-06 to have an impact on its consolidated financial statements and related disclosures.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2023.

The Company’s financial assets and liabilities measured at fair value at June 30, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurements
	as of June 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$5,843	$—	$—	$5,843
Liabilities:
Convertible notes payable, at fair value	$—	$—	$15,297	$15,297
Warrant liabilities, at fair value	—	—	31,700	31,700
	$—	$—	$46,997	$46,997

	Fair Value Measurements
	as of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,533	$—	$—	$15,533
Liabilities:
Convertible notes payable, at fair value	$—	$—	$20,049	$20,049
Warrant liabilities, at fair value	—	—	132	132
	$—	$—	$20,181	$20,181

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Risk-free interest rate	5.22%	4.24%
Volatility	90%	105%
Dividend yield	—%	—%
Contractual term (years)	1.4	1.9
Stock price	$1.20	$0.68

Warrant Liabilities

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.10% - 5.46%	4.71%
Volatility	96.6% - 106.0%	91.90%
Dividend yield	—%	—%
Expected term (years)	0.57 - 5.39	1.07
Weighted-average fair value	$0.91 - 1.03	$0.44

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

			Convertible notes,
	Warrant liabilities	Derivative liability	at fair value
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	—	(1,174)	—
Principal payment of convertible notes, at fair value	—	—	(1,888)
Issuance of derivative liability	—	—	—
Change in fair value measurement of derivative liability	—	—	—
Change in fair value measurement of convertible notes	—	—	3,017
Change in fair value measurement of warrant liability	(292)	—	—
Balance as of December 31, 2022	$132	$—	$20,049
Principal payment of convertible notes, at fair value	—	—	(6,009)
Interest payment of convertible notes, at fair value	—	—	(556)
Issuance of convertible note	—	—	1,250
Loss on extinguishment of debt	—	—	13
Change in fair value measurement of convertible notes	—	—	550
Fair value of warrants issued	18,761	—	—
Change in fair value measurement of warrant liability	12,807	—	—
Balance as of June 30, 2023	$31,700	$—	$15,297

For the three and six months ended June 30, 2023 and the year ended December 31, 2022, the changes in fair value of the convertible notes and warrant liability primarily resulted from the volatility of the Company’s common stock and the change in risk-free interest rates.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid insurance	$448	$104
Prepaid clinical costs	4,972	6,837
Other	151	200
Prepaid expenses and other current assets	$5,571	$7,141

6.	Common Stock Offerings

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

On May 19, 2023, the Company entered into the 2023 Purchase Agreement Amendment pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the Investor warrants to purchase up to an aggregate of 4,000,000 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the condensed consolidated statement of operations.

7.	License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. The following represents updates for the three and six months ended June 30, 2023, if applicable, to the Company’s significant license agreements:

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

The remaining potential regulatory and commercial milestones are not yet considered probable, and no other milestone payments have been accrued at June 30, 2023.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Professional fees	$106	$278
Personnel related	763	1,288
Outside research and development services	4,432	5,627
Insurance	286	—
Other	2	89
Accrued expenses, net	$5,589	$7,282

9.	Debt

Convertible Notes

November 2021 and December 2021 Convertible Notes and Private Placement

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind V”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), the Company issued and sold to Lind V, in a private placement transaction (the “Private Placement”), in exchange for the payment by Lind V of $20.0 million, (i) a convertible promissory note (as amended from time to time, the “2021 Note”) in an aggregate principal amount of $22.0 million (the “Principal Amount”), which will bear no interest until the first anniversary of the issuance of the 2021 Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024 (the “Maturity Date”), and (ii) 534,759 shares of Company common stock.

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind V has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind V will have the option to convert up to thirty-three and one-third percent (33 1/3)% of the amount that the Company elects to prepay at the Conversion Price. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until the Trigger Date, except for the May Through September Payments (as defined below) made by the Company to Lind V under the 2021 Note, all other payments under the 2021 Note will be made in cash.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Notes, unless waived by Lind V in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of common stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Any portion of an amortization payment or interest payment that is paid in shares of common stock shall be priced at 90% of the average of the five lowest daily volume weighted average prices of the common stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until the Trigger Date, except for the May Through September Payments made by the Company to Lind V under the 2021 Note, all other payments under the 2021 Note will be made in cash. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind V entered into a security agreement, which provides Lind V with a first priority lien on the Company’s assets and properties. During the six months ended June 30, 2023, the Company issued 4,543,269 shares to Lind V to satisfy interest and principal payments due under the 2021 Note.

On May 19, 2023, the Company entered into Amendment No. 3 (the “2021 Note Amendment”) to the 2021 Note, pursuant to which the Company and Lind V agreed, among other things, that: (A) effective as of May 19, 2023, the outstanding Principal Amount was increased by $1,250,000 to $17,750,000 and the fair value of $1.3 million is included within loss on extinguishment of debt on the condensed consolidated statement of operations; (B) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to September 15, 2023, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (C) effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind V shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the common stock during the 20 trading days prior to the delivery by Lind V of a notice of conversion; (D) all payments of accrued interest and monthly payments of the outstanding principal amount payable by the Company for the months of May, June, July, August and September 2023 (collectively, the “May Through September Payments”) shall be paid by the Company to Lind V in a combination of cash and shares of common stock (with such combination determined at the Company’s option), and the number of shares to be issued calculated as previously provided in the 2021 Note (determined by dividing the principal amount plus interest (if any) being paid in shares by 90% of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date); provided that no less than $600,000 of the monthly principal payments for the months of May, June, July, August and September 2023 shall be paid in cash, with the remainder paid in shares of common stock. As consideration for entering into the 2021 Note Amendment, on May 19, 2023, the Company issued to Lind V 1,000,000 shares of restricted common stock. The 2021 Note Amendment represents a modification accounted for as an extinguishment of the debt resulting in a remeasurement event of the 2021 Note in accordance with ASC 825-10. As a result of the modification, the Company recognized a gain or loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations. The Company will continue to account for the 2021 Note using the fair value election. The fair value of these shares of restricted common stock upon issuance was $1.0 million and such amount is included in loss on extinguishment of debt on the condensed consolidated statement of operations.

On December 2, 2021, the Company entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2021 Lind Securities Purchase Agreement, pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes in an aggregate principal amount of $221,688, which did not bear interest and mature on December 2, 2024 (the “December 2021 Notes”), and (ii) an aggregate of 5,388 shares of its common stock. These notes had substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full and the Company recognized a loss on extinguishment of debt of $13,000 during the six months ended June 30, 2023.

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible note offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2022 and 2021, the Company recognized a total convertible note liability of $20.0 million and $18.9 million, respectively. During the year ended December 31, 2022 and 2021, the Company recognized $3.0 million loss and $0.2 million gain, respectively, on changes in fair value of convertible notes. During each of the three and six months ended June 30, 2023, the Company recognized losses of $0.6 million on changes in fair values of convertible notes. During the three and six months ended June 30, 2022, the Company recognized losses of $0.1 million and $0.3 million, respectively on changes in fair value of convertible notes. During each of the three and six months ended June 30, 2023, the Company recognized losses of $5.5 million on loss on extinguishment of debt on the condensed consolidated statement of operations.

During the six months ended June 30, 2023, the Company made principal payments of $5.7 million (consisting of $2.7 million of common stock and $3.0 million of cash) and interest payments of $0.5 million (consisting of $0.3 million of common stock and $0.2 million of cash), respectively, on the convertible notes. During the year ended December 31, 2022, the Company made principal and interest payments of $1.9 million of cash on the convertible notes. As of December 31, 2022 and June 30, 2023, the Company recognized a total convertible note liability of $20.1 million and $15.8 million, respectively.

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring the Company to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on September 15, 2023. As of June 30, 2023, the outstanding principal amount of the 2021 Note was $15.8 million. Based on the Company’s current operating plan and its cash balance as of June 30, 2023, the Company does not expect be able to maintain the minimum cash balance required to satisfy the minimum cash covenant if it does not raise additional financing by September 15, 2023. If the Company is unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind V or amend the terms of the 2021 Note, the Company would trigger a default under the 2021 Note. If the Company is not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind V could declare the 2021 Note immediately due and payable, which would require the Company to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on its liquidity, financial condition, operating results, business and prospects, and could cause the price of the Company’s common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on our assets, Lind V would be able to foreclose on the Company’s assets if it does not cure any default or pay any amounts due and payable under the 2021 Note. In addition, effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind V shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of the Company’s common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the delivery by Lind V of a notice of conversion.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of June 30, 2023 or December 31, 2022.

Common Stock

The Company has authorized 480,000,000 and 240,000,000 shares of common stock as of June 30, 2023 and December 31, 2022, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

May 2023 Warrants

On May 19, 2023, the Company entered into the 2023 Purchase Agreement Amendment, pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment. In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the Investor warrants to purchase up to an aggregate of 4,000,000 shares of common stock (the “May 2023 Warrants”). The exercise price of the May 2023 Warrants is $1.06 per share, subject to adjustment as provided therein, and the May 2023 Warrants will be exercisable beginning on November 19, 2023 and will expire on November 20, 2028.

As of June 30, 2023, May 2023 Warrants to purchase 4.0 million shares of common stock remain outstanding at an exercise price of $1.06 per share.

March 2023 Warrants

On March 10, 2023, the Company entered into a securities purchase agreement with a life sciences-focused investment fund pursuant to which the Company issued and sold an aggregate of 12,059,298 shares of common stock, the March 2023 Pre-Funded Warrants exercisable for an aggregate of 9,340,702 shares of its common stock and the accompanying March 2023 Common Warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering. The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and have an exercise price per share equal to $0.001. The March 2023 Common Warrants have an exercise price per share equal to $0.60. The March 2023 Common Warrants will become exercisable beginning on September 11, 2023 and will expire on September 10, 2028.

As of June 30, 2023, March 2023 Pre-Funded Warrants to purchase 9.3 million shares of common stock remain outstanding at an exercise price of $0.001 per share and March 2023 Common Warrants to purchase 26.8 million shares of common stock remain outstanding at an exercise price of $0.60 per share. Subsequent to June 30, 2023, March 2023 Pre-Funded Warrants to purchase approximately 2.7 million shares of common stock were exercised on a cashless basis.

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

During the six months ended June 30, 2023 and 2022, no September 2020 Warrants were exercised. As of June 30, 2023, September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the six months ended June 30, 2023 and 2022, no August 2019 Warrants were exercised. As of June 30, 2023, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

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

During the six months ended June 30, 2023 and 2022, no Series A Warrants were exercised. As of June 30, 2023, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2957 per share.

A summary of warrant activity during the three months ended June 30, 2023 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2022	2,545	$2.78	1.7
Issued	40,091	$0.51	—
Exercised	—	$—	—
Cancelled	(121)	$15.27	—
Outstanding as of June 30, 2023	42,515	$0.60	5.0
Exercisable as of June 30, 2023	11,765	$0.44	4.4

The March 2023 Common Warrants and the Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised, and the gain or loss recognized in earnings during the period.

11.	Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2023, in accordance with the foregoing, an aggregate of 4,771,457 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of June 30, 2023, an aggregate of 20,589,275 shares of common stock were authorized under the 2012 Plan, of which 5.2 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2023, the Company added 1,063,421 shares for purchase by employees under the ESPP. During the six months ended June 30, 2023, the Company sold 91,645 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $27,000 for the six months ended June 30, 2023.

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

Stock options

During the six months ended June 30, 2023, the Company granted 1,517,585 incentive stock options and 2,959,625 non-qualified stock options to employees with a weighted average exercise price per share of $0.69 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the six months ended June 30, 2023, the Company also granted 338,135 non-qualified stock options to employees who elected to forgo a portion of their cash bonus for stock options with a weighted average exercise price per share of $0.69 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are not subject to time vesting requirements and are fully vested upon the date of grant.

During the six months ended June 30, 2023, the Company also granted 200,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $0.81 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the six months ended June 30, 2023, no stock options were exercised and 73,000 options were forfeited. During the six months ended June 30, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022
Risk-free interest rate	3.5%-3.9%	1.5%-1.6%
Volatility	116%-120%	113%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$0.60	$1.24

A summary of stock option activity during the six months ended June 30, 2023 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2022	10,400	$2.26	—	—
Granted	5,015	0.70	—	—
Exercised	—	—	—	—
Forfeited	(47)	1.91	—	—
Expired	(26)	87.60	—	—
Outstanding as of June 30, 2023	15,342	$1.60	8.2	$2,922
Vested and expected to vest as of June 30, 2023	15,342	$1.60	8.2	$2,922
Exercisable as of June 30, 2023	6,824	$1.99	7.4	$514

As of June 30, 2023, unrecognized stock-option compensation expense of $8.3 million is expected to be realized over a weighted-average period of 2.43 years.

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

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$268	$231	$503	$460
General and administrative	720	730	1,547	2,733
	$988	$961	$2,050	$3,193

12.	Commitments and Contingencies

Leases

In March 2021, the Company entered into an eighteen-month office space rental agreement for its headquarters at 300 Park Avenue, New York, NY, which ended in September 2022. In October 2022, the Company entered into a new eighteen-month office space rental agreement for its existing space, which provides for a base rent starting at approximately $4,500 per month subject to periodic increases.

Under the new office space rental agreement in October 2022, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of approximately $86,000. As of June 30, 2023, the weighted-average remaining lease term of the operating lease was 9 months, and the weighted-average discount rate was 8.0%.

As of June 30, 2023, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Year Ended December 31, 2023	$32
Year Ended December 31, 2024	16
Total	48
Less present value discount	(2)
Operating lease liabilities	$46

For the six months ended June 30, 2023 and 2022, rent expense totaled $31,000 and $27,000, respectively.

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

As of June 30, 2023, there was no material litigation against or involving the Company.

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

Recent Developments

On March 29, 2023, we announced that we plan to focus the majority of our resources on the ongoing registration directed study of SLS-002 for the potential treatment of acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) and the fully enrolled Phase II/III study of SLS-005 in Amyotrophic Lateral Sclerosis (“ALS”). We further announced that we have temporarily paused additional enrollment of patients in the SLS-005-302 study in Spinocerebellar Ataxia (“SCA”). Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. We also announced that we are pausing all non-essential preclinical work. On June 22, 2023 we announced the close of enrollment of our registration directed study of SLS-002 for ASIB in MDD.

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

Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021; enrollment of Part 2 of a registration directed study closed in June 2023; data readout for Part 2 expected in the third quarter of 2023

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

On July 6, 2021, we announced dosing of the first subject in Part 2 of the planned registration directed study. Based on feedback from a Type C meeting with the FDA in June 2021, we increased the subjects in Part 2 to increase the sample size and power to support a potential marketing application. On June 20, 2023, we announced the close of enrollment of this study and expect to release the topline results in the third quarter of 2023.

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

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in subjects with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the registration directed study on July 6, 2021, closed enrollment in June 2023, and plan to disclose topline data for Part 2 during the third quarter of 2023.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we had $5.8 million in cash and an accumulated deficit of $257.7 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On March 10, 2023, we entered into a Securities Purchase Agreement (the “2023 Securities Purchase Agreement”) with a life sciences-focused investment fund (the “Investor”), pursuant to which we issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock and accompanying common warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. On May 19, 2023, we entered into the 2023 Purchase Agreement Amendment pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the 2023 Securities Purchase Agreement to permit us to make the May Through September Payments in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment. In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, we issued to the Investor warrants to purchase up to an aggregate of 4,000,000 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and is included within loss on extinguishment of debt on the condensed consolidated statement of operations.

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Agent (the “Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the Offering (the “Prospectus Supplement”) under our existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, we may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. We also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement, and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. During the six months ended June 30, 2023, we sold an aggregate of 75,768 shares under the Sale Agreement, receiving net proceeds of $68,000. We currently intend to use any net proceeds from the Offering for general corporate purposes and to advance the development of our product candidates. However, we agreed in the 2023 Securities Purchase Agreement that we would not, subject to certain exceptions (including in relation to the satisfaction of the May Through September Payments), effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) the three year anniversary (or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by us of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the Registered Direct Offering) of our common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days.

As of June 30, 2023, we had approximately $67.2 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares of our common stock pursuant to the Sale Agreement as of such date).

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

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of June 30, 2023 are not sufficient to satisfy our operating cash needs and that there is substantial doubt about our ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

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

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our ability to raise additional funds to finance our operations;
●	our ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;
●	the outcome, costs and timing of any clinical trial results for our current or future product candidates;

●	potential litigation expenses;
●	the emergence and effect of competing or complementary products or product candidates;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our ability to retain our current employees and the need and ability to hire additional management and scientific and medical personnel;
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
●	the trading price of our common stock; and
●	our ability to increase the number of authorized shares as may be required to facilitate future financing events.

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on September 15, 2023. As of June 30, 2023, the outstanding principal amount of the 2021 Note was $15.8 million. Based on our current operating plan and our cash balance as of June 30, 2023, we do not expect be able to maintain the minimum cash balance required to satisfy the minimum cash covenant if we do not raise additional financing by September 15, 2023. If we are unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind V or amend the terms of the 2021 Note, we would trigger a default under the 2021 Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind V could declare the 2021 Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on our assets, Lind V would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the 2021 Note. In addition, effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind V shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind V of a notice of conversion.

Accordingly, we will need to raise substantial additional funds, and if we do so, we may do so through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. No assurances can be given that we will be able to obtain additional financing.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and there have been no material changes to such policies or estimates during the six months ended June 30, 2023.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended June 30, 2023 and 2022

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Operating expense
Research and development	$8,509	$18,356	$(9,847)	(54)%
General and administrative	2,780	2,883	(103)	(4)%
Total operating expense	$11,289	$21,239	$(9,950)	(47)%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended June 30,
	Three Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses
License payments	$—	$5,840	$(5,840)	(100)%
Clinical trial expenses	6,084	9,793	(3,709)	(38)%
Manufacturing expenses	587	1,089	(502)	(46)%
Employee compensation	1,316	1,142	174	15%
Contract consulting expenses	522	492	30	6%
Total research and development expenses	$8,509	$18,356	$(9,847)	(54)%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $9.9 million decrease in R&D expenses during the three months ended June 30, 2023, as compared to the same period in 2022, resulted primarily from (i) a decrease of $5.8 million in R&D license expenses pursuant to the Vyera Purchase Agreement which occurred in the second quarter of 2022, (ii) a decrease in clinical trial expenses of approximately $3.7 million, mainly due to the completion of enrollment for the ongoing SLS-005 HEALEY clinical trial and timing of expenses for the SLS-002 study in ASIB with MDD, and (iii) a decrease in manufacturing expenses of approximately $0.5 million, mainly related to clinical supplies needed to support the SLS-005 clinical programs.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses decreased by $103,000 during the three months ended June 30, 2023, as compared to the same period in 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Other income (expense)
Interest income	$83	$19	$64
Interest expense	(7)	(5)	(2)
Change in fair value of convertible notes	(616)	(96)	(520)
Loss on extinguishment of debt	(5,507)	—	(5,507)
Change in fair value of warrant liabilities	(12,496)	49	(12,545)
Total other income (expense)	$(18,543)	$(33)	$(18,510)

Interest Income

Interest income was $83,000 and $19,000 for the three months ended June 30, 2023 and 2022, respectively. The increase in interest income primarily related to the higher interest rates earned during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Interest Expense

Interest expense was $7,000 and $5,000 for the three months ended June 30, 2023 and 2022, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was expense of $0.6 million and $96,000 for the three months ended June 30, 2023 and 2022, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended June 30, 2023 was due to the issuance of 1.0 million shares (fair value of $1.0 million), 4.0 million warrants (fair value of $3.2 million) and additional principal of $1.3 million in connection with the amendment of the 2021 Note in May of 2023.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liability was $31.7 million at June 30, 2023. For the three months ended June 30, 2023, the change in fair value of warrant liabilities was $12.5 million, which expense was due to the revaluation of warrants during such period. The change in fair value of the warrant liability during the three months ended June 30, 2023 was comprised of $0.1 million for the Series A Warrants, $11.7 million for the March 2023 Warrants and $0.7 million for the May 2023 Warrants. For the three months ended June 30, 2022, the change in fair value of warrant liabilities was $49,000, which income was due to the revaluation of the Series A Warrants during such period.

Comparison of the Six Months Ended June 30, 2023 and 2022

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Operating expense
Research and development	$14,177	$28,365	$(14,188)	(50)%
General and administrative	6,852	6,884	(32)	0%
Total operating expense	$21,029	$35,249	$(14,220)	(40)%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Six Months Ended June 30,
	Six Months Ended June 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses
License payments	$—	$5,840	$(5,840)	(100)%
Clinical trial expenses	8,589	15,744	(7,155)	(45)%
Manufacturing expenses	2,070	3,412	(1,342)	(39)%
Employee compensation	2,516	2,318	198	9%
Contract consulting expenses	1,002	1,051	(49)	(5)%
Total research and development expenses	$14,177	$28,365	$(14,188)	(50)%

R&D costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $14.2 million decrease in R&D expenses during the six months ended June 30, 2023, as compared to the same period in 2022, resulted primarily from (i) a decrease of $5.8 million in R&D license expenses pursuant to the Vyera Purchase Agreement which occurred in the second quarter of 2022, (ii) a decrease in clinical trial expenses of approximately $7.2 million, mainly due to the completion of enrollment for the ongoing SLS-005 HEALEY clinical trial and the SLS-002 study in ASIB with MDD, and (iii) a decrease in manufacturing expenses of approximately $1.3 million, mainly related to clinical supplies needed to support the SLS-005 clinical programs.

General and Administrative Expenses

G&A costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses decreased by $32,000 during the six months ended June 30, 2023, as compared to the same period in 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Other income (expense)
Interest income	$150	$45	$105
Interest expense	(14)	(12)	(2)
Change in fair value of convertible notes	(550)	(340)	(210)
Loss on extinguishment of debt	(5,520)	—	(5,520)
Loss on issuance of common stock and warrants	(4,301)	—	(4,301)
Change in fair value of warrant liabilities	(12,807)	283	(13,090)
Total other income (expense)	$(23,042)	$(24)	$(23,018)

Interest Income

Interest income was $150,000 and $45,000 for the six months ended June 30, 2023 and 2022, respectively. The increase in interest income primarily related to the higher interest rate earned during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest Expense

Interest expense was $14,000 and $12,000 for the six months ended June 30, 2023 and 2022, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $0.6 million, and $0.3 million for the six months ended June 30, 2023 and 2022, respectively.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended June 30, 2023 was due to the issuance of 1.0 million shares (fair value of $1.0 million), 4.0 million warrants (fair value of $3.2 million) and additional principal of $1.3 million in connection with the amendment of the 2021 Note in May of 2023.

Loss on Issuance of Common Stock and Warrants

Loss on issuance of warrants were $4.3 million for the six months ended June 30, 2023. This loss is attributable to the valuation of the warrants associated with the Registered Direct Offering that closed in March 2023.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liability was $31.7 million at June 30, 2023. For the six months ended June 30, 2023, the change in fair value of warrant liabilities was $12.8 million, which expense was due to the revaluation of the warrants during such period. The change in fair value of the warrant liability during the six months ended June 30, 2023 was comprised of $0.1 million for the Series A Warrants, $12.0 million for the March 2023 Warrants and $0.7 million for the May 2023 Warrants. For the three months ended June 30, 2022, the change in fair value of warrant liabilities was $49,000, which income was due to the revaluation of the Series A Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash (used in) provided by operations
Net cash used in operating activities	$(16,252)	$(37,440)
Net cash (used in) provided by financing activities	6,562	(43)
Net (decrease) increase in cash	$(9,690)	$(37,483)

Operating Activities

Cash used in operating activities of $16.3 million during the six months ended June 30, 2023 was primarily due to a net loss of $42.9 million and changes in operating assets and liabilities of $1.4 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $2.1 million, change in fair value of warrant liability of $12.8 million, loss on extinguishment of debt of $5.5 million, loss on issuance of common stock and warrants of $4.3 million and change in fair value of convertible notes payable of $0.6 million.

Cash used in operating activities of $37.4 million during the six months ended June 30, 2022 was primarily due to a net loss of $35.3 million and changes in operating assets and liabilities of $6.3 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $3.2 million.

Financing Activities

Cash provided by financing activities of $9.8 million during the six months ended June 30, 2023 was primarily due to proceeds from issuances of common stock and warrants of $14.5 million, which was partially offset by principal and interest payments of our convertible debt of $3.6 million and the repurchase of common stock under the Vyera Repurchase Agreement of $1.2 million.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the six months ended June 30, 2023.

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

●	We are a clinical-stage company, we have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
●	We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.
●	If development of our product candidates does not produce favorable results, or encounters challenges, we and our collaborators, if any, may be unable to commercialize these products.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.
●	Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.
●	Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition and results of operations.
●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.
●	Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

●	We intend to rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.
●	Our product candidates are subject to extensive regulation under the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.
●	We rely completely on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product, or fail to do so at acceptable quality levels or prices.
●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.
●	If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.
●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
●	If we fail to comply with our obligations in the agreements under which we in-license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
●	We may not be able to protect our proprietary or licensed technology in the marketplace.
●	The market price of our common stock is expected to be volatile.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $257.7 million from our inception through June 30, 2023.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on March 29, 2023, we announced that we plan to focus the majority of our resources on the ongoing registration directed study of SLS-002 for the potential treatment of acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) and the fully enrolled Phase II/III study of SLS-005 in Amyotrophic Lateral Sclerosis (“ALS”). We further announced that we have temporarily paused additional enrollment of patients in the SLS-005-302 study in Spinocerebellar Ataxia (“SCA”). Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. We also announced that we are pausing all non-essential preclinical work. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

*Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

On November 23, 2021, we issued and sold to Lind Global Asset Management V, LLC (“Lind”) a convertible promissory note in an aggregate principal amount of $22.0 million for an aggregate purchase price of $20.0 million (the “Convertible Promissory Note”). The Convertible Promissory Note contains certain restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on September 15, 2023. As of June 30, 2023, the outstanding principal amount of the Convertible Promissory Note was $15.8 million. Based on our current operating plan and our cash balance as of June 30, 2023, we do not expect to be able to maintain the minimum cash balance required to satisfy this covenant if we do not raise additional financing by September 15, 2023. In the event we fail to meet the minimum cash balance as required under the Convertible Promissory Note, and if we are unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the Convertible Promissory Note, we would trigger a default under the Convertible Promissory Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the Convertible Promissory Note, Lind could declare the Convertible Promissory Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the Convertible Promissory Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the Convertible Promissory Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Convertible Promissory Note. In addition, effective as of September 15, 2023, upon an Event of Default (as defined in the Convertible Promissory Note), Lind shall have the right to convert the then outstanding principal amount of the Convertible Promissory Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the Convertible Promissory Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

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

As of June 30, 2023, we had a cash balance of approximately $5.8 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

As a result of our recurring losses from operations, in addition to the risk of noncompliance with the minimum cash balance requirements under the Convertible Promissory Note as discussed above under the heading “Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable”, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. If we are unsuccessful in our efforts to raise outside financing, we may be required to significantly reduce or cease operations. The report of our independent registered public accounting firm on our audited financial statements for the year ended December 31, 2022 included a “going concern” explanatory paragraph indicating that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Moreover, we have the ability to sell up to $50.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Open Market Sale AgreementSM we entered into with Jefferies, LLC on May 12, 2022 (the “Sale Agreement”). As of June 30, 2023, a total of $67.2 million of securities remains available for issuance pursuant to the shelf registration statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). However, we agreed in a securities purchase agreement entered into in connection with our March 2023 registered direct offering (the “Registered Direct Offering”) that we would not, subject to certain exceptions (including in relation to the satisfaction of the May Through September Payments), effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) the three year anniversary (or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by us of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the Registered Direct Offering) of our common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days.

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

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind, as the holder of the Convertible Promissory Note, a first priority lien on our assets and properties and the Convertible Promissory Note includes restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on September 15, 2023. Our inability to raise capital when needed may harm our business, financial condition and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of July 31, 2023, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

*Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

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

Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, in June 2023, a new unitary patent system was introduced, which will significantly impact European patents, including those granted before the introduction of the system. Under the unitary patent system, after a European patent is granted, the patent proprietor can request unitary effect, thereby getting a European patent with unitary Effect (a “Unitary Patent”). Each Unitary Patent is subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC may be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the new unitary patent system.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2022 our closing stock price ranged from $0.51 to $1.71 per share, and during the quarter ended June 30, 2023, our closing stock price ranged from $0.66 to $1.20 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

On November 21, 2022, we received a written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. On May 23, 2023, Nasdaq provided a notice to us that we had not regained compliance with Rule 5550(a)(2) and were not eligible for a second 180 calendar day compliance period as we did not comply with the minimum $5,000,000 stockholder’s equity requirement for initial listing on the Nasdaq Capital Market. We timely submitted a hearing request before the Nasdaq Hearings Panel, and also provided the Nasdaq Hearings Panel with a plan to regain compliance, which plan included a commitment and intent to conduct a reverse stock split of our common stock to regain compliance with Rule 5550(a)(2). On June 26, 2023, we received a letter from Nasdaq granting us a temporary exception until October 31, 2023 to regain compliance with Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On July 24, 2023, we received a letter from Nasdaq notifying us that we regained compliance with Rule 5550(a)(2), as required by the Nasdaq Hearings Panel and the Compliance Plan. This letter further noted that the Nasdaq Hearings Panel determined to continue the listing of our common stock.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of June 30, 2023, we have outstanding warrants to purchase an aggregate of approximately 42,514,934 shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of June 30, 2023, 24,616,305 shares of our common stock were reserved for issuance under our equity incentive plans, of which 15,341,515 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $1.60 per share, 5,247,760 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 3,380,565 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on ninety percent (90)% of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of June 30, 2023, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2957 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2023, we issued the following shares of common stock to Lind V to satisfy principal and interest payments under the 2021 Note: (a) 679,920 shares of common stock on May 23, 2023 to satisfy principal payments thereunder at a repayment share price of $0.612 per share, (b) 100,561 shares of common stock on May 31, 2023 to satisfy interest payments thereunder at a repayment share price of $0.718 per share, (c) 514,352 shares of common stock on June 23, 2023 to satisfy principal payments thereunder at a repayment share price of $0.809 per share, and (d) 82,306 shares of common stock on June 30, 2023 to satisfy interest payments thereunder at a repayment share price of $0.837 per share ((a) through (d), collectively, the “Lind Shares”). The Lind Shares were issued to Lind V in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Lind Shares have not been registered under the Securities Act and the Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

2.5*

Asset Purchase Agreement, dated February 15, 2019, by and between the Company and Bioblast Pharma Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2019).

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

3.20

Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, filed May 18, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

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

4.3	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.4	Form of Wainwright Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).

4.5	Form of Investor Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2018).

4.6

Form of Series A Warrant, issued to investors on January 31, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2019).

4.7

Form of Warrant, issued to investors on August 27, 2019 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2019).

4.8

Form of Warrant, issued to investors on September 9, 2020 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2020).

4.9

Form of Convertible Promissory Note due November 13, 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission at 7:27 a.m. Eastern Time on November 24, 2021).

4.10

Amendment to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated December 10, 2021 (incorporated herein by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2022).

4.11

Amendment No. 2 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated February 8, 2023 (incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2023).

4.12

Amendment No. 3 to Convertible Promissory Note, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, dated May 19, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

4.13

Form of Pre-Funded Warrant, dated March 14, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

4.14

Form of Common Stock Warrant, dated March 14, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2023).

4.15

Form of Common Stock Warrant, dated May 19, 2023 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2023).

10.1†	Form of Amendment No. 1 to Securities Purchase Agreement, by and between Seelos Therapeutics, Inc. and each purchaser identified on the signature pages thereto, dated May 19, 2023.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
(1)	Furnished, not filed.
*

All schedules and exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

†

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

Seelos Therapeutics, Inc.

Date: August 11, 2023	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: August 11, 2023	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)