Form 10-Q
period 2023-09-30
SEELOS THERAPEUTICS, INC.
filed 2023-11-14
CIK 1017491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 06, 2023, 161,379,805 shares of the common stock, par value $0.001, of the registrant were outstanding.

PART I.

ITEM 1. FINANCIAL STATEMENTS

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash	$2,584	$15,533
Grant receivable	221	—
Prepaid expenses and other current assets	3,383	7,141
Total current assets	6,188	22,674
Operating lease right-of-use asset	30	72
Total assets	$6,218	$22,746

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,320	$3,626
Accrued expenses	6,340	7,282
Licenses payable	—	2,195
Short-term portion of convertible notes payable, at fair value	15,573	11,865
Warrant liabilities, at fair value	4,063	132
Operating lease liability	31	58
Total current liabilities	35,327	25,158
Convertible notes payable, at fair value	1,303	8,184
Operating lease liability, long-term	—	15
Total liabilities	36,630	33,357

Commitments and contingencies (note 12)
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 480,000,000 and 240,000,000 shares authorized, 159,502,724 and 107,168,256 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	159	107
Additional paid-in-capital	216,602	204,026
Accumulated deficit	(247,173)	(214,744)
Total stockholders’ equity (deficit)	(30,412)	(10,611)
Total liabilities and stockholders’ equity (deficit)	$6,218	$22,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months and Nine Months Ended September 30, 2023 and 2022

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$406	$—	$1,550	$—
Total revenue	406	—	1,550	—
Operating expense
Research and development	10,022	14,750	24,199	43,115
General and administrative	2,987	2,660	9,839	9,544
Total operating expense	13,009	17,410	34,038	52,659
Loss from operations	(12,603)	(17,410)	(32,488)	(52,659)
Other income (expense)
Interest income	36	36	186	81
Interest expense	(42)	(2)	(56)	(14)
Change in fair value of convertible notes	(799)	(2,137)	(1,349)	(2,477)
Loss on extinguishment of debt	(3,631)	—	(9,151)	—
Loss on issuance of common stock and warrants	—	—	(4,301)	—
Change in fair value of warrant liabilities	27,537	(91)	14,730	192
Total other income (expense)	23,101	(2,194)	59	(2,218)
Net income (loss) and comprehensive income (loss)	$10,498	$(19,604)	$(32,429)	$(54,877)
Total income (loss) per share basic	$0.08	$(0.18)	$(0.26)	$(0.52)
Total loss per share-diluted	$(0.12)	$(0.18)	$(0.26)	$(0.52)
Weighted-average common shares outstanding used for basic	135,330,494	106,689,924	126,672,513	106,100,413
Weighted-average common shares outstanding used for diluted	148,138,721	106,689,924	126,672,513	106,100,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2023 and 2022

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2023	124,188,236	$124	$210,367	$(257,671)	$(47,180)
Stock-based compensation expense	—	—	974	—	974
Issuance of common stock, warrant exercise	19,331,819	19	1,981	—	2,000
Issuance of common stock for payment of convertible notes payable and interest	925,192	1	961	—	962
Issuance of common stock and warrants, net of issuance costs	15,000,000	15	2,283	—	2,298
Issuance of common stock, ESPP	57,477	—	36	—	36
Net income	—	—	—	10,498	10,498
Balance as of September 30, 2023	159,502,724	$159	$216,602	$(247,173)	$(30,412)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of June 30, 2022	106,190,773	$106	$202,604	$(176,483)	$26,227
Stock-based compensation expense	—	—	973	—	973
Issuance of common stock for prepaid services	100,000	—	107	—	107
Issuance of common stock for license acquired	500,000	—	—	—	—
Issuance of common stock in at-the-market offering, net of issuance costs	350,000	1	151	—	152
Issuance of common stock, ESPP	27,483	—	24	—	24
Net loss	—	—	—	(19,604)	(19,604)
Balance as of September 30, 2022	107,168,256	$107	$203,859	$(196,087)	$7,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2023 and 2022

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2022	107,168,256	$107	$204,026	$(214,744)	$(10,611)
Stock-based compensation expense	—	—	3,024	—	3,024
Issuance of common stock for prepaid services	250,000	—	190	—	190
Repurchase and retirement of common stock	(1,000,000)	(1)	1	—	—
Issuance of common stock and warrants	27,059,298	27	2,283	—	2,310
Issuance of common stock, warrants exercised	19,331,819	19	1,981	—	2,000
Issuance of common stock, convertible note amendment consideration	1,000,000	1	1,009	—	1,010
Issuance of common stock for payment of convertible notes payable and interest	5,468,461	6	3,923	—	3,929
Issuance of common stock in at-the-market offering, net of issuance costs	75,768	—	68	—	68
Issuance of common stock, ESPP	149,122	—	97	—	97
Net loss	—	—	—	(32,429)	(32,429)
Balance as of September 30, 2023	159,502,724	$159	$216,602	$(247,173)	$(30,412)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	(Shares)	(Amount)	Capital	Deficit	Equity
Balance as of December 31, 2021	105,500,445	$105	$198,428	$(141,210)	$57,323
Stock-based compensation expense	—	—	4,166	—	4,166
Issuance of common stock, options exercised	6,250	—	8	—	8
Issuance of common stock for prepaid services	200,000	—	167	—	167
Issuance of common stock for license acquired	1,000,000	1	840	—	841
Issuance of common stock in at-the-market offering, net of issuance costs	350,000	1	151	—	152
Issuance of common stock, ESPP	111,561	—	99	—	99
Net loss	—	—	—	(54,877)	(54,877)
Balance as of September 30, 2022	107,168,256	$107	$203,859	$(196,087)	$7,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(32,429)	$(54,877)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,024	4,166
Change in fair value of warrant liability	(14,730)	(192)
Change in fair value of convertible notes payable	1,349	2,477
Research and development expense - license amendment	—	841
Loss on issuance of common stock and warrants	4,301	—
Amortization of right-of-use asset	42	—
Net loss on extinguishment of debt	9,151	—
Changes in operating assets and liabilities
Grant receivable	(221)	—
Prepaid expenses and other current assets	3,948	(5,103)
Accounts payable	5,693	4,259
Accrued expenses	(1,087)	289
Derivative liability	—	(1,174)
Lease liability	(42)	—
Licenses payable	(1,000)	800
Net cash used in operating activities	(22,001)	(48,514)

Cash flows (used in) provided by financing activities
Payment on convertible notes	(5,487)	—
Proceeds from issuance of common stock and warrants	15,569	—
Proceeds from issuance of common stock in at-the-market offering	68	457
Payment of deferred offering costs	—	(273)
Payment for repurchase of common stock	(1,195)	—
Proceeds from exercise of options	—	8
Proceeds from sales of common stock under ESPP	97	99
Net cash (used in) provided by financing activities	9,052	291
Net (decrease) increase in cash	(12,949)	(48,223)
Cash, beginning of period	15,533	78,734
Cash, end of period	$2,584	$30,511

Supplemental disclosure of cash flow information:
Cash paid for interest	$316	$11
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Fair value of warrants issued	$17,415	$—
Fair value of warrants issued in extinguishment of convertible notes	$3,247	$—
Increase in principal in extinguishment of convertible notes	$4,882	$—
Issuance of common stock for license payable	$—	$840
Deferred offering costs, accrued but not paid	$145	$32
Issunce of common stock for cashless exercise	$2,000	$—
Issunce of common stock for modification of convertible debt	$1,010	$—
Issuance of common stock for pincipal payments on convertible notes	$3,498	$—
Issuance of common stock for interest payments on convertible notes	$431	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Seelos Therapeutics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business

Seelos Therapeutics, Inc. (together with its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on achieving efficient development of products that address significant unmet needs in Central Nervous System (“CNS”) disorders and other rare disorders. The Company’s lead programs are SLS-002 for the potential treatment of acute suicidal ideation and behavior in patients with major depressive disorder (“ASIB in MDD”) and SLS-005 for the potential treatment of Amyotrophic Lateral Sclerosis (“ALS”) and Spinocerebellar Ataxia (“SCA”). SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered. Additionally, the Company is developing several preclinical programs, most of which have well-defined mechanisms of action, including: SLS-004, SLS-006 and SLS-007 for the potential treatment of Parkinson’s Disease (“PD”). On March 29, 2023, the Company announced that it plans to focus the majority of its resources on the Phase II study of SLS-002 for ASIB in MDD and the fully enrolled Phase II/III study of SLS-005 in ALS. The Company further announced that it has temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. The Company also announced that it is pausing all non-essential preclinical work.

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

The Company has generated limited revenues, has incurred operating losses since inception, and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, the Company had $2.6 million in cash and an accumulated deficit of $247.2 million. The Company has historically funded its operations through the issuance of convertible notes (see Note 9), the sale of common stock (see Note 6) and exercises of warrants (see Note 10).

On September 21, 2023, the Company entered into a Securities Purchase Agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which, on September 25, 2023, the Company issued and sold 15,000,000 shares (the “Shares”) of its common stock and accompanying common stock warrants to purchase up to 10,010,010 shares of common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2023 RDO”). The Shares and the September 2023 Warrants were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-251356) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2020, as amended by Amendment No. 1 thereto filed with the SEC on December 22, 2020 and declared effective on December 23, 2020 (as amended, the “Registration Statement”). The exercise price of the September 2023 Warrants was $0.325 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and were to expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The combined purchase price for one Share and accompanying September 2023 Warrant to purchase shares of common stock was $0.30. The aggregate net proceeds from the September 2023 RDO, after deducting the fees payable to financial advisors and other estimated offering expenses, were approximately $4.1 million (see Note 6). The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants elected to cashlessly exchange their September 2023 Warrants in full for an aggregate issuance of 2,222,222 and 7,777,778 shares of common stock, respectively, and, thereafter, no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants, the Company recognized a $100,000 expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations.

On March 10, 2023, the Company entered into a Securities Purchase Agreement (the “March 2023 Securities Purchase Agreement”) with a life sciences-focused investment fund (the “Investor”), pursuant to which, on March 14, 2023, the Company issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock (the “March 2023 Pre-Funded Warrants”) and accompanying common warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering (the “March 2023 RDO”), resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses (see Note 6). On May 19, 2023, the Company entered into Amendment No. 1 to the March 2023 Securities Purchase Agreement (the “2023 Purchase Agreement Amendment”), pursuant to which the Investor agreed to, among other things, waive certain restrictions on issuing and registering shares of common stock contained within the March 2023 Securities Purchase Agreement to permit the Company to make the May Through September Payments (as defined below) in a combination of cash and shares of common stock as contemplated in the 2021 Note Amendment (as defined below). In consideration for entering into the 2023 Purchase Agreement Amendment, on May 19, 2023, the Company issued to the Investor warrants to purchase up to an aggregate of 4,000,000 shares of common stock. The fair value of these warrants upon issuance was $3.2 million and such amount is included within loss on extinguishment of debt on the condensed consolidated statement of operations. On July 3, 2023 and September 19, 2023, the holders of the March 2023 Pre-Funded Warrants exercised their March 2023 Warrants on a cashless basis for an issuance of an aggregate of 2,719,999 and 6,611,820 shares of common stock, respectively, and, thereafter, no March 2023 Pre-Funded Warrants remain outstanding.

On May 12, 2022, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock from time to time through the Agent (the “ATM Offering”). The Company also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the ATM Offering (the “Prospectus Supplement”) under the Company’s existing Registration Statement. Pursuant to the Prospectus Supplement, the Company may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. The Company also reimburses the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2023, the Company sold an aggregate of 75,768 shares under the Sale Agreement, receiving net proceeds of $68,000. However, the Company agreed in the March 2023 Securities Purchase Agreement that it would not, subject to certain exceptions (including in relation to the satisfaction of the May Through September Payments), effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the March 2023 RDO, and (b) the three year anniversary (or, in the case of an at-the-market offering, the one year anniversary) of the earlier of: (i) the date of public announcement by the Company of the full readout of the Phase II data with respect to SLS-002 in acute suicidal ideation and behavior in patients with major depressive disorder, and (ii) the date on which the VWAP (as defined in the warrants issued in the March 2023 RDO) of the Company’s common stock is at or above $2.00 (subject to adjustment for reverse and forward share splits, recapitalizations and similar transactions following the date hereof) for three consecutive trading days (the trading day following the earlier of (i) and (ii), the “Trigger Date”). The Trigger Date was September 21, 2023. Additionally, the Company agreed in the September 2023 Securities Purchase Agreement that, until March 25, 2024, the Company will not effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving an at-the-market offering or variable rate transaction, which includes the Sale Agreement.

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

On November 1, 2023, the Company received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until April 29, 2024, to regain compliance. The Nasdaq staff will provide written confirmation that the Company has achieved compliance with Rule 5550(a)(2) if at any time before April 29, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. In addition, on November 2, 2023, the Company received an additional written notice from Nasdaq indicating that, for the last thirty-two consecutive business days, the market value of the Company’s listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of the Company’s common stock closes at $35 million or more for a minimum of ten consecutive business days. The Company intends to monitor the bid price of its common stock and consider available options if the Company’s common stock does not trade at a level likely to result in the Company regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by April 29, 2024, or the minimum market value of listed securities rule by April 30, 2024, which may include, among other options, effectuating a reverse stock split. There can be no assurances that the Company will be able to regain compliance with Nasdaq’s minimum bid price rule or Nasdaq’s minimum market value of listed securities rule or that the Company will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. If the Company does not regain compliance with Rule 5550(a)(2) by April 29, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities will be subject to delisting. Additionally, if the Company does not regain compliance with Rule 5550(b)(2) by April 30, 2024, the Company will receive written notification that its securities are subject to delisting. In the event the Company receives any such notification, the Company may appeal the Nasdaq staff’s determination to delist its securities, but there can be no assurances that the Nasdaq staff would grant any request for continued listing.

Pursuant to the Registration Statement, the Company may offer from time to time any combination of debt securities, common and preferred stock, and warrants. As of September 30, 2023, the Company had approximately $59.4 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). The Company also has the ability to raise funds through other means, such as through the filing of a registration statement on Form S-1 or in private placements. The rules and regulations of the SEC or any other regulatory agencies may restrict the Company’s ability to conduct certain types of financing activities or may affect the timing of and amounts it can raise by undertaking such activities.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and the Company’s current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that the Company’s existing cash and cash equivalents as of September 30, 2023 are not sufficient to satisfy its operating cash needs and that there is substantial doubt about its ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

The Company’s future liquidity and capital funding requirements will depend on numerous factors, including:

●	its ability to raise additional funds to finance its operations;
●	its ability to maintain compliance with the listing requirements of the Nasdaq Capital Market;
●	the outcome, costs and timing of clinical trial results for the Company’s current or future product candidates;
●	potential litigation expenses;
●	the emergence and effect of competing or complementary products or product candidates;
●	its ability to maintain, expand and defend the scope of its intellectual property portfolio, including the amount and timing of any payments the Company may be required to make, or that it may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	its ability to retain its current employees and the need and ability to hire additional management and scientific and medical personnel;
●	the terms and timing of any collaborative, licensing, or other arrangements that it has or may establish;
●	the trading price of its common stock; and
●	its ability to increase the number of authorized shares as may be required to facilitate future financing events.

The Company may raise substantial additional funds, and if it does so, it may do so through one or more of the following: issuance of additional debt or equity and/or the completion of a licensing or other commercial transaction for one or more of the Company’s product candidates. If the Company is unable to maintain sufficient financial resources, its business, financial condition, and results of operations will be materially and adversely affected. This could affect future development and business activities and potential future clinical studies and/or other future ventures. Failure to obtain additional equity or debt financing will have a material, adverse impact on the Company’s business operations. There can be no assurance that the Company will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings will likely have a dilutive effect on the holdings of the Company’s existing stockholders.

3.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the SEC on March 10, 2023. The accompanying financial statements have been prepared by the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal, recurring adjustments, necessary to fairly state the Company’s financial position, results of operations and cash flows. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but it does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the amounts reported in the financial statements and the accompanying notes. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, warrants, performance-based restricted stock unit awards and stock options that would result in the issuance of incremental shares of common stock. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders - basic	$10,498	$(19,604)	$(32,429)	$(54,877)
Less: change in fair value of warrant liabilities	(27,637)	—	—	—
Net income (loss) attributable to common stockholders - diluted	$(17,139)	$(19,604)	$(32,429)	$(54,877)

Denominator:
Weighted average common shares outstanding- basic	135,330,494	106,689,924	126,672,513	106,100,413
Effect of dilutive securities	12,808,227	—	—	—
Weighted average common shares outstanding - diluted	148,138,721	106,689,924	126,672,513	106,100,413

Net income (loss) per share attributable to common stockholders - basic	$0.08	$(0.18)	$(0.26)	$(0.52)
Net income (loss) per share attributable to common stockholders - diluted	$(0.12)	$(0.18)	$(0.26)	$(0.52)

The following potentially dilutive securities outstanding for the three and nine months ended September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be anti-dilutive (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	15,342	10,400	15,342	10,400
Outstanding warrants	1,222	2,545	32,274	2,545
Convertible debt	2,806	3,704	2,806	3,704
	19,370	16,649	50,422	16,649

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values. There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2023.

The Company’s financial assets and liabilities measured at fair value at September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Fair Value Measurements
	as of September 30, 2023
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$2,584	$—	$—	$2,584
Liabilities:
Convertible notes payable, at fair value	$—	$—	$16,876	$16,876
Warrant liabilities, at fair value	—	—	4,063	4,063
	$—	$—	$20,939	$20,939

	Fair Value Measurements
	as of December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash	$15,533	$—	$—	$15,533
Liabilities:
Convertible notes payable, at fair value	$—	$—	$20,049	$20,049
Warrant liabilities, at fair value	—	—	132	132
	$—	$—	$20,181	$20,181

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

2021 Convertible Notes

The 2021 Convertible Notes are valued using a Monte Carlo simulation model. The following assumptions were used in determining the fair value of the 2021 Convertible Notes as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.41%	4.24%
Volatility	125%	105%
Dividend yield	—%	—%
Contractual term (years)	1.1	1.9
Stock price	$0.18	$0.68

Warrant Liabilities

The common stock warrant liabilities are recorded at fair value using the Black-Scholes option pricing model.

The following assumptions were used in determining the fair value of the warrant liabilities valued using the Black-Scholes option pricing model as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.60% - 5.56%	4.71%
Volatility	121.0% - 125.0%	91.90%
Dividend yield	—%	—%
Expected term (years)	0.32 - 5.14	1.07
Weighted-average fair value	$0.03 - 0.13	$0.44

The following table is a reconciliation for the common stock warrant liabilities and convertible notes measured at fair value using Level 3 unobservable inputs (in thousands):

			Convertible notes,
	Warrant liabilities	Derivative liability	at fair value
Balance as of December 31, 2021	$424	$1,174	$18,920
Settlement of derivative liability	—	(1,174)	—
Principal payment of convertible notes, at fair value	—	—	(1,888)
Issuance of derivative liability	—	—	—
Change in fair value measurement of derivative liability	—	—	—
Change in fair value measurement of convertible notes	—	—	3,017
Change in fair value measurement of warrant liability	(292)	—	—
Balance as of December 31, 2022	$132	$—	$20,049
Principal payment of convertible notes, at fair value	—	—	(8,672)
Interest payment of convertible notes, at fair value	—	—	(745)
Issuance of convertible note	—	—	4,882
Loss on extinguishment of debt	—	—	13
Change in fair value measurement of convertible notes	—	—	1,349
Fair value of warrants issued	20,661	—	—
Warrant exercised	(2,000)	—	—
Change in fair value measurement of warrant liability	(14,730)	—	—
Balance as of September 30, 2023	$4,063	$—	$16,876

For the three and nine months ended September 30, 2023, and the year ended December 31, 2022, the changes in fair value of the convertible notes and warrant liability primarily resulted from the volatility of the Company’s common stock and the change in risk-free interest rates.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$249	$104
Prepaid clinical costs	3,081	6,837
Other	53	200
Prepaid expenses and other current assets	$3,383	$7,141

6.Common Stock Offerings

March 2023 Registered Direct Offering

On March 10, 2023, the Company entered into the March 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 12,059,298 shares of common stock, pre-funded warrants exercisable for an aggregate of 9,340,702 shares of common stock (the “March 2023 Pre-Funded Warrants”) and accompanying common stock warrants exercisable for an aggregate of 26,750,000 shares of common stock (“March 2023 Common Warrants” and together with the March 2023 Pre-Funded Warrants, the “March 2023 Warrants”) in the March 2023 RDO, resulting in total net proceeds of $10.4 million, after deducting financial advisor fees and other offering expenses. The securities were offered by the Company pursuant to the Registration Statement.

The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price of $0.001 per share of common stock. During the quarter ended September 30, 2023, all of the Pre-Funded Warrants were exercised in full on a cashless basis, and no March 2023 Pre-Funded Warrants remain outstanding. The March 2023 Common Warrants have an exercise price of $0.60 per share of common stock, became exercisable on September 11, 2023, and will expire on September 10, 2028.

The combined purchase price for one share and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $0.525 and the combined purchase price for one March 2023 Pre-Funded Warrant and one accompanying March 2023 Common Warrant to purchase 1.25 shares of common stock in the March 2023 RDO was $0.524. The closing of the March 2023 RDO occurred on March 14, 2023.

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

September 2023 Registered Direct Offering

On September 21, 2023, The Company entered into the September 2023 Securities Purchase Agreement with certain Purchasers, pursuant to which the Company agreed to issue and sell 15,000,000 shares (the “Shares”) of its common stock and accompanying common stock warrants to purchase up to 10,010,010 shares of common stock in a registered direct offering. The Shares and the September 2023 Warrants were offered by the Company pursuant to its Registration Statement.

The exercise price of the September 2023 Warrants was $0.325 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The fair value of the September 2023 Warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants elected to cashlessly exchange their September 2023 Warrants in full for an aggregate issuance of 2,222,222 and 7,777,778 shares of common stock, respectively, and, thereafter, no

September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants the Company recognized a $100,000 expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations.

7.	License Agreements

Specific information pertaining to each of the Company’s significant license agreements is discussed in its audited financial statements included in the Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, including their nature and purpose, the significant rights and obligations of the parties, and specific accounting policy elections. The following represents updates for the three and nine months ended September 30, 2023, if applicable, to the Company’s significant license agreements:

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

The Company paid the $4.0 million Cash Payment and issued the Initial Shares to Vyera in April 2022. The Company issued the July 2022 Shares to Vyera in July 2022, and subsequently agreed to repurchase the Initial Shares and the July 2022 Shares in January 2023 pursuant to the Repurchase Agreement on December 22, 2022. The Company recognized $5.8 million in research and development expense during the nine months ended September 30, 2022 related to the Amendment, which consisted of the initial cash payment of $4.0 million and $0.8 million for the Initial Shares and the July 2022 Shares, which were measured at their grant-date fair value. The Company also recognized a liability of $1.0 million related to the January 2023 Shares within accrued licenses payable. The Company recognized a liability of $1.2 million related to the Repurchase Agreement, as well as $0.5 million in research and development expense for the premium paid for the repurchased shares.

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

The remaining potential regulatory and commercial milestones are not yet considered probable, and no other milestone payments have been accrued as of September 30, 2023.

8.	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Professional fees	$195	$278
Personnel related	1,121	1,288
Outside research and development services	4,909	5,627
Insurance	72	—
Other	43	89
Accrued expenses, net	$6,340	$7,282

9.	Debt

Convertible Notes

November 2021 and December 2021 Convertible Notes and Private Placement

On November 23, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Lind Securities Purchase Agreement”) with Lind Global Asset Management V, LLC (“Lind”) pursuant to which, among other things, on November 23, 2021 (the “Closing Date”), the Company issued and sold to Lind, in a private placement transaction (the “Private Placement”), in exchange for the payment by Lind of $20.0 million, (i) a convertible promissory note (as amended from time to time, the “2021 Note”) in an initial aggregate principal amount of $22.0 million (the “Principal Amount”), which will bear no interest until the first anniversary of the issuance of the 2021 Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024 (the “Maturity Date”), and (ii) 534,759 shares of Company common stock.

Commencing August 23, 2022, and from time to time and before the Maturity Date, Lind has the option to convert any portion of the then-outstanding Principal Amount of the 2021 Note into shares of common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions (the “Conversion Price”). Commencing August 23, 2022, the Company has the right to prepay, in whole or in part (exercisable by the Company at any time or from time to time prior to the Maturity Date), up to the full remaining Principal Amount of the 2021 Note with no penalty; however, if the Company exercises such prepayment right, Lind will have the option to convert up to thirty-three and one-third percent (33 1/3%) of the amount that the Company elects to prepay at the Conversion Price. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until September 21, 2023, except for the May Through September Payments (as defined below) made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash.

Subject to certain exceptions, the Company will be required to direct proceeds from any subsequent debt financings (including subordinated debt, convertible debt or mandatorily redeemable preferred stock but other than purchase money debt or capital lease obligations or other indebtedness incurred in the ordinary course of business) to repay the 2021 Note, unless waived by Lind in advance.

Beginning on November 23, 2022, the 2021 Note amortizes in twenty-four monthly installments equal to the quotient of (i) the then-outstanding Principal Amount of the 2021 Note, divided by (ii) the number of months remaining until the Maturity Date. All amortization payments shall be payable, at the Company’s sole option, in cash, shares of common stock or a combination of both. In addition, commencing on the last business day of the first month following November 23, 2022, the Company will pay, on a monthly basis, all interest that has accrued and remains unpaid on the then-outstanding Principal Amount of the 2021 Note. Any portion of an amortization payment or interest payment that is paid in shares of common stock shall be priced at 90% of the average of the five lowest daily volume weighted average prices of the common stock during the 20 trading days prior to the date of issuance of the shares. If, after the first amortization payment, the Company elects to make any amortization payments in cash, the Company shall pay a 5% premium on each cash payment. However, pursuant to the 2023 Securities Purchase Agreement, the Company agreed that, until September 21, 2023, except for the May Through September Payments made by the Company to Lind under the 2021 Note, all other payments under the 2021 Note would be made in cash. In conjunction with the 2021 Lind Securities Purchase Agreement and the 2021 Note, on the Closing Date, the Company and Lind entered into a security agreement, which provides Lind with a first priority lien on the Company’s assets and properties. During the nine months ended September 30, 2023, the Company issued 5,468,461 shares to Lind to satisfy interest and principal payments due under the 2021 Note.

On May 19, 2023, the Company entered into Amendment No. 3 (the “2021 Note Amendment”) to the 2021 Note, pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of May 19, 2023, the outstanding Principal Amount was increased by $1,250,000 to $17,750,000 and the fair value of $1.3 million is included within loss on extinguishment of debt on the condensed consolidated statement of operations; (B) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to September 15, 2023, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions (the “Minimum Cash Condition”); (C) effective as of September 15, 2023, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion; (D) all payments of accrued interest and monthly payments of the outstanding principal amount payable by the Company for the months of May, June, July, August and September 2023 (collectively, the “May Through September Payments”) were to be paid by the Company to Lind in a combination of cash and shares of common stock (with such combination determined at the Company’s option), and the number of shares to be issued calculated as previously provided in the 2021 Note (determined by dividing the principal amount plus interest (if any) being paid in shares by 90% of the average of the five lowest daily volume weighted average price of common stock during the 20 trading days prior to each respective payment date); provided that no less than $600,000 of the monthly principal payments for the months of May, June, July, August and September 2023 was to be paid in cash, with the remainder paid in shares of common stock. As consideration for entering into the 2021 Note Amendment, on May 19, 2023, the Company issued to Lind 1,000,000 shares of restricted common stock. The 2021 Note Amendment represents a modification accounted for as an extinguishment of the debt resulting in a remeasurement event of the 2021 Note in accordance with ASC 825-10. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations. The Company will continue to account for the 2021 Note using the fair value election. The fair value of these shares of restricted common stock upon issuance was $1.0 million and such amount is included in loss on extinguishment of debt on the condensed consolidated statement of operations.

On September 13, 2023, pursuant to an Irrevocable Waiver, Lind agreed to unilaterally, unconditionally, irrevocably and permanently waive its right to assert that any Event of Default (as defined in the 2021 Note) would be deemed to occur pursuant to the 2021 Note or that the Company breached the 2021 Note if the Company failed to satisfy the Minimum Cash Condition at any time on or after September 15, 2023 and through and including September 30, 2023 (the “Waiver Period”), in each case solely in connection with the Company’s failure to satisfy the Minimum Cash Condition during the Waiver Period.

On September 21, 2023, and concurrently with the execution of the September 2023 Securities Purchase Agreement, the Company entered into a letter agreement with Lind related to the 2021 Note (the “Letter Agreement”), pursuant to which the Company and Lind agreed that, in lieu of, and in full satisfaction of, both the monthly payment that would otherwise have been due under the 2021 Note on September 23, 2023 and the interest payment that would otherwise have been due on September 29, 2023, (i) the Company would, by no later than September 29, 2023, pay to Lind cash in an aggregate amount equal to $686,564 and (ii) Lind would have the right, at any time and from time to time, between the closing date of the September 2023 RDO and the date that is 45 days after such closing date, to convert the remaining amount of the monthly payment that would have otherwise been due on September 24, 2023 in the aggregate amount of up to $400,000 into shares of common stock at the lower of (a) the then-current Conversion Price (as defined in the 2021 Note, which is currently $6.00 per share) and (b) 85% of the average of the five (5) lowest daily volume-weighted average price during the twenty (20) trading days prior to the delivery by Lind of the applicable conversion notice (the “Subsequent Conversion Right”). Pursuant to the Letter Agreement, Lind further agreed that (a) the payment date for the monthly payment under the 2021 Note that would otherwise have been due on October 23, 2023, and (b) the interest payment date for the interest payment under the 2021 Note that would otherwise have been due on October 31, 2023, shall November 9, 2023.

On September 30, 2023, the Company and Lind entered into an Amendment No. 4 to the 2021 Note and Amendment to Letter Agreement (the “Amendment”), pursuant to which the Company and Lind agreed, among other things, that: (A) effective as of September 30, 2023, the outstanding principal amount of the 2021 Note was increased by $3,631,528 to $16,837,084; (B) commencing October 1, 2023, the 2021 Note will bear interest at an annual rate of 12% per annum; (C) the Company shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to March 28, 2024, and that it shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (D) subject to certain exceptions, if the Company issues securities for cash consideration, the Company will be required utilize 25% of the net cash proceeds to repay the 2021 Note unless Lind elects not to be repaid; (E) Lind will, through March 28, 2024, forebear from exercising any right to assert or claim a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to September 30, 2023; (F) the Company shall use its reasonable best efforts to seek, at a special or annual meeting of the stockholders of the Company to be scheduled to be held no later than January 16, 2024, the stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) with respect to the approval of the issuance of shares of Common Stock in excess of the limitation on the number of shares issuable under the 2021 Note as set forth in the 2021 Note and 2021 Lind Securities Purchase Agreement; and (G) subject to certain exceptions, as long as the 2021 Note remains outstanding, Lind will have the right to participate in any equity or debt financing by the Company in an amount equal to the lesser of 50% of the securities to be offered and $5,000,000 of the securities to be offered in such financing. The Amendment provides that the number of shares issuable pursuant to the Subsequent Conversion Right was limited to an aggregate of 1,877,084 shares of Common Stock. As a result of the modification, the Company recognized a loss on extinguishment of the debt, recorded as a component of the change in fair value of convertible notes on the condensed consolidated statements of operations. The Company will continue to account for the 2021 Note using the fair value election. The Company issued 1,877,084 shares of its common stock in connection with Lind’s exercise of the Subsequent Conversion Right on October 5, 2023.

On December 2, 2021, the Company entered into two separate securities purchase agreements with certain accredited investors on substantially the same terms as the 2021 Lind Securities Purchase Agreement, pursuant to which the Company sold, in private placement transactions, in exchange for the payment by the accredited investors of an aggregate of $201,534, (i) convertible promissory notes in an aggregate principal amount of $221,688, which did not bear interest and mature on December 2, 2024 (the “December 2021 Notes”), and (ii) an aggregate of 5,388 shares of its common stock. These notes had substantially the same terms as the 2021 Note. On February 22, 2023, the December 2021 Notes were repaid in full, and the Company recognized a loss on extinguishment of debt of $13,000 during the nine months ended September 30, 2023.

During the year ended December 31, 2021, the Company received aggregate gross proceeds of $20.2 million from the convertible note offerings. The Company elected to account for these notes under the fair value option. At time of issuance, the Company recorded a liability of $19.2 million, which was determined to be the fair value at time of issuance. As of December 31, 2022 and 2021, the Company recognized a total convertible note liability of $20.0 million and $18.9 million, respectively. During the year ended December 31, 2022 and 2021, the Company recognized $3.0 million loss and $0.2 million gain, respectively, on changes in fair value of convertible notes. During the three and nine months ended September 30, 2023, the Company recognized losses of $0.8 million and $1.3 million, respectively, on changes in fair values of convertible notes. During the three and nine months ended September 30, 2022, the Company recognized losses of $0.1 million and $0.3 million, respectively, on changes in fair value of convertible notes. During the three and nine months ended September 30, 2023, the Company recognized losses of $3.6 million and $9.1 million, respectively, on loss on extinguishment of debt on the condensed consolidated statement of operations.

During the nine months ended September 30, 2023, the Company made principal payments of $8.5 million (consisting of $3.5 million of common stock and $5.0 million of cash) and interest payments of $0.6 million (consisting of $0.3 million of common stock and $0.3 million of cash), respectively, on the convertible notes. During the year ended December 31, 2022, the Company made principal and interest payments of $1.9 million of cash on the convertible notes. As of December 31, 2022 and September 30, 2023, the Company recognized a total convertible note liability of $20.1 million and $16.9 million, respectively.

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring the Company to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on March 28, 2024. As of September 30, 2023, the outstanding principal amount of the 2021 Note was $16.8 million. Based on the Company’s current operating plan and its cash balance as of September 30, 2023, the Company does not expect be able to maintain the minimum cash balance required to satisfy the minimum cash covenant if it does not raise additional financing by March 28, 2024. If the Company is unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the 2021 Note, the Company would trigger a default under the 2021 Note. If the Company is not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require the Company to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on its liquidity, financial condition, operating results, business and prospects, and could cause the price of the Company’s common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on the Company’s assets, Lind would be able to foreclose on the Company’s assets if it does not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of the Company’s common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. No shares of preferred stock were outstanding as of September 30, 2023 or December 31, 2022.

Common Stock

The Company has authorized 480,000,000 and 240,000,000 shares of common stock as of September 30, 2023 and December 31, 2022, respectively. Each share of common stock is entitled to one voting right. Common stock owners are entitled to dividends when funds are legally available and declared by the Board of Directors.

Warrants

September 2023 Warrants

On September 21, 2023, the Company entered into the September 2023 Securities Purchase Agreement, pursuant to which the Company issued and sold an aggregate of 15,000,000 shares of its common stock and the September 2023 Warrants exercisable for an aggregate of 10,010,010 shares of its common stock in the September 2023 RDO. The September 2023 Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.325 per share. In addition, the September 2023 Warrants contain an alternative “cashless exercise” provision whereby a September 2023 Warrant may be exchanged cashlessly for shares of common stock at a rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. During the nine months ended September 30, 2023, September 2023 Warrants to purchase approximately 10.0 million shares of common stock were cashlessly exchanged and no September 2023 Warrants remain outstanding.

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

As of September 30, 2023, May 2023 Warrants to purchase 4.0 million shares of common stock remain outstanding at an exercise price of $1.06 per share.

March 2023 Warrants

On March 10, 2023, the Company entered into a securities purchase agreement with a life sciences-focused investment fund pursuant to which the Company issued and sold an aggregate of 12,059,298 shares of common stock, the March 2023 Pre-Funded Warrants exercisable for an aggregate of 9,340,702 shares of its common stock and the accompanying March 2023 Common Warrants exercisable for an aggregate of 26,750,000 shares of common stock in a registered direct offering. The March 2023 Pre-Funded Warrants were exercisable immediately upon issuance and had an exercise price per share equal to $0.001. The March 2023 Common Warrants have an exercise price per share equal to $0.60. The March 2023 Common Warrants became exercisable beginning on September 11, 2023 and will expire on September 10, 2028.

During the nine months ended September 30, 2023, March 2023 Pre-Funded Warrants to purchase approximately 9.3 million shares of common stock were exercised on a cashless basis. As of September 30, 2023, March 2023 Pre-Funded Warrants to purchase 9.3 million shares of common stock all have been exercised on a cashless basis and March 2023 Common Warrants to purchase 26.8 million shares of common stock remain outstanding at an exercise price of $0.60 per share.

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

During the nine months ended September 30, 2023 and 2022, no September 2020 Warrants were exercised. As of September 30, 2023, September 2020 Warrants exercisable for 1.0 million shares of common stock remain outstanding at an exercise price of $0.84 per share.

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

During the nine months ended September 30, 2023 and 2022, no August 2019 Warrants were exercised. As of September 30, 2023, August 2019 Warrants exercisable for 900,000 shares of common stock remain outstanding at an exercise price of $1.78 per share.

Series A Warrants

On January 24, 2019, STI and the Company closed a private placement with certain accredited investors pursuant to which, among other things, the Company issued warrants representing the right to acquire 1,463,519 shares of common stock (the “Series A Warrants”). The Series A Warrants were initially exercisable for 1,463,519 shares of common stock at an exercise price per share equal to $4.15, which was adjusted several times pursuant to the terms thereof to 3,629,023 shares of common stock at an exercise price per share equal to $0.2734 per share. The most recent adjustment to the exercise price (from $0.2957 to $0.2734 per share) occurred during the three months ended September 30, 2023, as a result of the announcement of the September 2023 RDO. The Series A Warrants were immediately exercisable upon issuance and will expire on January 31, 2024.

During the nine months ended September 30, 2023 and 2022, no Series A Warrants were exercised. As of September 30, 2023, Series A Warrants exercisable for 0.3 million shares of common stock remain outstanding at an exercise price of $0.2734 per share. The exercise price of the Series A Warrants was adjusted in September 2023 due to the adjustment provisions in the Series A Warrants as a result of the September 2023 RDO.

A summary of warrant activity during the nine months ended September 30, 2023 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Life
	Warrants	Price	(in years)
Outstanding as of December 31, 2022	2,545	$2.78	1.7
Issued	50,101	$0.41
Exercised	(19,351)	$0.00
Cancelled	(1,021)	$3.38
Outstanding as of September 30, 2023	32,274	$0.74	4.8
Exercisable as of September 30, 2023	32,274	$0.74	4.8

The September 2023 Warrants, the May 2023 Warrants, the March 2023 Common Warrants, the March 2023 Pre-Funded Warrants and the Series A Warrants were recognized as a liability at their fair value upon issuance. The warrant liability is remeasured to the then fair value prior to their exercise or at period end for warrants that are unexercised, and the gain or loss recognized in earnings during the period.

11.	Stock-based Compensation

The Company has the Seelos Therapeutics, Inc. Amended and Restated 2012 Stock Long Term Incentive Plan (the “2012 Plan”), which provides for the issuance of incentive and non-incentive stock options, restricted and unrestricted stock awards, stock unit awards and stock appreciation rights. Options and restricted stock units granted generally vest over a period of one to four years and have a maximum term of ten years from the date of grant. The 2012 Plan provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the 2012 Plan on January 1st of each year commencing on January 1, 2020 and ending on (and including) January 1, 2029. The number of shares added each year will be equal to the lesser of (a) 4% of the number of shares of common stock issued and outstanding on a fully diluted basis as of the close of business on the immediately preceding December 31, and (b) a number of shares of common stock set by the Company’s board of directors on or prior to each such January 1. On January 1, 2023, in accordance with the foregoing, an aggregate of 4,771,457 shares of common stock were added to shares authorized for issuance under the 2012 Plan. As of September 30, 2023, an aggregate of 20,589,275 shares of common stock were authorized under the 2012 Plan, of which 5.2 million shares of common stock were available for future grants. No further awards may be issued under the Seelos Therapeutics, Inc. 2016 Equity Incentive Plan.

On May 15, 2020, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”), whereby qualified employees are allowed to purchase limited amounts of the Company’s common stock at the lesser of 85% of the market price at the beginning or end of the offering period. The stockholders have authorized an initial amount of 1.0 million shares for purchase by employees under the ESPP. The ESPP provides that an additional number of shares will automatically be added annually to the shares authorized for issuance under the ESPP on January 1st of each year commencing on January 1, 2021 and ending on (and including) January 1, 2030, which amount shall be equal to the lesser of (i) 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31, and (ii) a number of shares of common stock set by the Company’s Board of Directors or the Compensation Committee of the Board of Directors (the “Compensation Committee”) of the Company on or prior to each such January 1. On January 1, 2023, the Company added 1,063,421 shares for purchase by employees under the ESPP. During the nine months ended September 30, 2023, the Company sold 149,122 shares of common stock under the ESPP. The compensation costs are calculated as the fair value of the 15% discount from market price and were approximately $27,000 for the nine months ended September 30, 2023.

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

Stock options

During the nine months ended September 30, 2023, the Company granted 1,517,585 incentive stock options and 2,959,625 non-qualified stock options to employees with a weighted average exercise price per share of $0.69 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are subject to time vesting requirements. The stock options granted to employees vest 25% on the first anniversary of the grant and monthly thereafter over the next three years.

During the nine months ended September 30, 2023, the Company also granted 338,135 non-qualified stock options to employees who elected to forgo a portion of their cash bonus for stock options with a weighted average exercise price per share of $0.69 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options are not subject to time vesting requirements and are fully vested upon the date of grant.

During the nine months ended September 30, 2023, the Company also granted 200,000 non-qualified stock options to non-employee directors with a weighted average exercise price per share of $0.81 and a 10-year term, subject to the terms and conditions of the 2012 Plan above. The stock options granted to non-employee directors vest monthly over the 12 months following the grant.

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

During the nine months ended September 30, 2023, no stock options were exercised, and 73,000 options were forfeited. During the nine months ended September 30, 2022, 6,250 stock options were exercised and no options were forfeited.

The following assumptions were used in determining the fair value of the stock options granted during the nine months ended September 30, 2023 and 2022:

Nine Months Ended
	September 30, 2023	September 30, 2022
Risk-free interest rate	3.5%-3.9%	1.6%-3.4%
Volatility	116%-119%	111%-113%
Dividend yield	—%	—%
Expected term (years)	5-6	5-6
Weighted-average fair value	$0.60	$1.22

A summary of stock option activity during the nine months ended September 30, 2023 is as follows (share amounts in thousands):

			Weighted-
		Weighted-	Average	Total
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding as of December 31, 2022	10,400	$2.26
Granted	5,015	0.70
Exercised	—	—
Forfeited	(47)	1.91
Expired	(26)	87.60
Outstanding as of September 30, 2023	15,342	$1.60	8.0	$—
Vested and expected to vest as of September 30, 2023	15,342	$1.60	8.0	$—
Exercisable as of September 30, 2023	7,495	$1.97	7.2	$—

As of September 30, 2023, unrecognized stock-option compensation expense of $7.5 million is expected to be realized over a weighted-average period of 2.07 years.

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

The following table summarizes the total stock-based compensation expense resulting from share-based awards recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$267	$261	$770	$721
General and administrative	707	712	2,254	3,445
	$974	$973	$3,024	$4,166

12.	Commitments and Contingencies

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

Under the new office space rental agreement in October 2022, in exchange for the new operating lease liability, the Company recognized a right-of-use asset of approximately $86,000. As of September 30, 2023, the weighted-average remaining lease term of the operating lease was 6 months, and the weighted-average discount rate was 8.0%.

As of September 30, 2023, future minimum lease payments for the Company’s operating lease with a non-cancelable term is as follows (in thousands):

Operating
Leases
Year Ended December 31, 2023	$16
Year Ended December 31, 2024	16
Total	32
Less present value discount	(2)
Operating lease liabilities	$30

For the nine months ended September 30, 2023 and 2022, rent expense totaled $47,000 and $42,000, respectively.

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

As of September 30, 2023, there was no material litigation against or involving the Company.

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

Recent Developments

Top Line Results from SLS-002 Phase 2 Study in Adults with Major Depressive Disorder at Imminent Risk of Suicide

On September 20, 2023, we announced top line results from our double-blind, placebo-controlled cohort (Part 2) of our Phase 2 study of SLS-002 (intranasal racemic ketamine) for Acute Suicidal Ideation and Behavior in adults with Major

Depressive Disorder. SLS-002 versus placebo demonstrated early and persistent reductions in symptoms of depression as assessed by the Montgomery-Åsberg Depression Rating Scale (“MADRS”).1 The graph below presents results from the mixed model for repeated measures (“MMRM”) analysis of change from baseline in MADRS total score.

Target enrollment of this study was 220 patients, however, due to financial constraints, only 147 patients diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide were randomized. The data from the 147 subjects (67% of target enrollment) were evaluated using the protocol-defined methods of analysis. Due to the limited sample size, the study did not meet the pre-defined primary endpoint (MADRS ANCOVA at 24 hours post dosing). However, assuming the same treatment difference and standard deviation, analyses showed that the study would have achieved statistical significance for the primary endpoint, had the study reached full enrollment (220 patients).

Detailed Summary of Key Efficacy Endpoints

●	MADRS results at 4 hours after dosing demonstrated a statistically significant change relative to placebo (p <0.001, 5.9 point LS2 mean treatment difference)
●	MADRS results at 24 hours after dosing utilizing 2-way ANCOVA[3] with baseline MADRS as a covariate (the pre-defined primary endpoint/analysis) demonstrated clinically meaningful results, but did not achieve statistical significance under the methodology used (p=0.069, 3.3 point LS mean treatment difference)
o	MADRS results at 24 hours after dosing utilizing an exploratory ANOVA (t-test) analysis demonstrated statistically significant change relative to placebo (p=0.049, 3.6 point mean treatment difference)
●	MADRS results at Day 16 demonstrated a statistically significant change relative to placebo (p=0.012, 4.4 point LS mean treatment difference) – demonstrating persistence of effect
●	Meaningful results further supported by (proportion of SLS-002 subjects versus placebo, respectively):
o	MADRS Response Rate, defined as ≥ 50% reduction from baseline, at Day 16 (75.7% versus 47.9%) p<0.001
o	MADRS Remission Rate, defined as a total score ≤ 12, at Day 16 (62.2% versus 32.9%) p<0.001

1 Montgomery-Åsberg Depression Rating Scale (MADRS) scale range 0-60, higher scores indicating more severe depression.

2 Least Squares (LS) Means are means estimated from a linear model that are adjusted for other effects defined in the model.

3 ANCOVA is short for Analysis of Covariance. The analysis of covariance is a combination of an ANOVA and a regression analysis.

●	MADRS at end of 2-week safety follow up (Day 29/30) revealed continued improvement, demonstrating no evidence of return of symptoms.

Clinically meaningful reduction in acute suicidality was demonstrated with SLS-002 over placebo. Both groups continued to improve over time.

●	Sheehan-Suicidality Tracking Scale (“S-STS”) Total Score[4]: (Mean baseline total scores were 21.4 for SLS-002 and 21.0 for placebo)
o	4 hour change from baseline was -15.1 for SLS-002 and -12.0 for placebo (p=0.022)
o	24 hour change from baseline was -15.5 for SLS-002 and -12.1 for placebo (p=0.008)
●	Clinical Global Impression of Severity for Suicidal Ideation and Behavior (“CGIS-S/IB”)[5] : (Mean baseline scores were 4.0 for both SLS-002 and placebo)
o	4 hour change from baseline was -1.5 for SLS-002 and -1.1 for placebo (p=0.011)
o	24 hour change from baseline was -1.7 for SLS-002 and -1.4 for placebo (p=0.102)

The table below represents the observed MADRS summary statistics, including the assessments collected at the safety follow-up visits.

Detailed Summary of Safety Results

SLS-002 was well-tolerated with no new or unique safety signals identified and there were no deaths reported in the study. At least one treatment-emergent adverse event was reported in 52.7% of subjects treated with SLS-002 versus 39.7% treated with placebo; the majority of adverse events were mild or moderate and transient in nature. The most common treatment-emergent adverse events (≥5% and >placebo) were dizziness (18.9% versus 2.7%), euphoric mood (6.8% versus 0%) and suicidal ideation (5.4% versus 2.7%). There were 5 serious adverse events (3 with SLS-002, 2 with placebo), all for suicidality, all judged unrelated to the study drug, and all resolved.

4 Sheehan-Suicidality Tracking Scale (S-STS) is a clinician-rated scale, which includes 13 suicidality items that are rated on a scale ranging from 0 (not at all) to 4 (extremely), which yields a total score ranging from 0 to 52.

5 Clinical Global Impression of Severity for Suicidal Ideation and Behavior (CGIS-SI/B) is a 5-point clinician-rated measure of suicidality-specific symptom severity, ranging from 1 (not at all suicidal) to 5 (among the most extremely suicidal).

Specific scales were utilized to measure the three most common known adverse events associated with ketamine treatments, which are dissociation, hemodynamic effects and sedation. The data below support that SLS-002 may reduce the frequency and severity of these most common effects compared to what is reported with other ketamine treatments.

Clinician-Administered Dissociative States Scale (“CADSS”)6

●	At no point did the placebo-adjusted mean change from pre-dose baseline exceed the threshold of clinically meaningful dissociation (>4)
●	Placebo-adjusted mean change from pre-dose baseline (at 40 minutes – correlating roughly with maximum plasma concentrations) = 3.9 after first dose and 1.8 at 1 hour post first dose
●	Placebo-adjusted mean change from pre-dose baseline 2.5 on Day 4 (at 40 minutes) after second dose and 1.4 on Day 8 (at 40 minutes) after third dose

Hemodynamic Effects

●	6 subjects who received SLS-002 had an adverse event reported of either increased blood pressure or hypertension, all events were mild (except 1 moderate), all were transient and resolved
●	In review of mean vital sign data for SLS-002, minimal changes were observed
o	Systolic blood pressure at Baseline was 122.7 mmHg, with maximum mean values of 126.7 mmHg on days 1 and 11 (1 hour post dose)
o	Diastolic blood pressure at Baseline was 77.7 mmHg, with maximum mean values of 81.1 mmHg on Day 8 (1 hour post dose)

Modified Observer’s Assessment of Alertness/Sedation Scale (“MOAA/S”)7

●	Maximum sedation (MOAA/S score < 5) occurred approximately 15 minutes after dosing on day 1 (placebo adjusted % of subjects 25.5%) with attenuation over time

This study randomized 147 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide and severe depression as confirmed by the rating scales as discussed above. In addition, subjects had to have at least one suicide attempt.

After admission to the emergency room or hospital, each subject participated in a 1- to 2-day screening phase, a 16-day treatment phase, including clinical standard of care, during which the study drug was administered 2 times per week (total of 5 doses), and a 2-week safety follow-up phase for a total of up to 5 weeks of study participation. Subjects were treated as inpatients for approximately 7 days (including screening), and assuming the subject met readiness for discharge criteria, were discharged on Day 6 to continue the trial as outpatients. At study completion, all subjects were well-connected with follow-up care to ensure their safety.

Registered Direct Offering

On September 21, 2023, we entered into a securities purchase agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto, pursuant to which we agreed to issue and sell 15,000,000 shares (the “RDO Shares”) of our common stock and accompanying common stock warrants to purchase up to 10,010,010 shares of our common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2032 RDO”). The RDO Shares and the September 2023 Warrants were offered by us pursuant to our shelf registration statement on Form S-3 (File No. 333-251356) filed with the SEC on December 15, 2020, as amended by Amendment No. 1 thereto filed with the SEC on December 22, 2020 and declared effective on December 23, 2020 (the “Registration Statement”).

6 Clinician-Administered Dissociative States Scale (CADSS) is a standardized instrument used to measure present-state dissociative symptoms. The scale includes 23 subjective items to be answered by the subject according to a 5-point scale (0 = not at all, 1 = mild, 2 = moderate, 3 = severe, and 4 = extreme). CADSS total score range is 0-92; a higher score reflects a more severe condition.

7 Modified Observer’s Assessment of Alertness/Sedation Scale (MOAA/S) is a 6 point scale with a score of 5 defined as responds readily to name, and a score of 0 defined as does not respond to painful stimulus.

The exercise price of the September 2023 Warrants was $0.325 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and were to expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant could be exchanged cashlessly for shares of our common stock at the rate of 0.999 of a share of our common stock per full share otherwise issuable upon a cash exercise. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants cashlessly exchanged their September 2023 Warrants in full for an aggregate of 2,222,222 and 7,777,778 shares of common stock, respectively, and no September 2023 Warrants remain outstanding

The combined purchase price for one RDO Share and accompanying September 2023 Warrants to purchase shares of our common stock for each RDO Share purchased was $0.30. The closing of the September 2023 RDO occurred on September 25, 2023. The aggregate net proceeds from the September 2023 RDO, after deducting the fees payable to financial advisors and other estimated offering expenses, were approximately $4.1 million. We intend to use the aggregate net proceeds to repay $0.7 million of principal and accrued interest under that certain Convertible Promissory Note No. 1 issued to Lind Global Asset Management V, LLC (“Lind”) on November 23, 2021, as amended on December 10, 2021, February 8, 2023 and May 19, 2023 (as so amended, the “2021 Note”) as required by the Letter Agreement (as defined below) and the remainder for general corporate purposes and to advance the development of our product candidates. We may also use the net proceeds from the September 2023 RDO to make periodic principal and interest payments under, or to repay a portion of, the 2021 Note.

Letter Agreement Regarding 2021 Note

On September 21, 2023, and concurrently with the execution of the September 2023 Securities Purchase Agreement, we entered into the Letter Agreement with Lind related to the 2021 Note. Pursuant to the Letter Agreement, we and Lind agreed that, in lieu of, and in full satisfaction of, both the monthly principal payment that would otherwise have been due under the 2021 Note on September 23, 2023 and the interest payment that would otherwise have been due on September 29, 2023, (i) we would, by no later than September 29, 2023, pay to Lind cash in an aggregate amount of $0.7 million and (ii) Lind will have the right, at any time and from time to time, between the date of the closing of the September 2023 RDO and the date that is 45 days after the closing of the September 2023 RDO, to convert the remaining amount of the monthly payment that would have otherwise been due on September 24, 2023 in the aggregate amount of up to $0.4 million into shares of our common stock at the lower of (a) the then-current Conversion Price (as defined in the 2021 Note, which is currently $6.00 per share) and (b) 85% of the average of the five (5) lowest daily volume-weighted average price during the twenty (20) trading days prior to the delivery by Lind of the applicable conversion notice (the “Subsequent Conversion Right”). Pursuant to the Letter Agreement, Lind further agreed that (A) the payment date for the monthly payment under the 2021 Note that would otherwise have been due on October 23, 2023, and (B) the interest payment date for the interest payment under the 2021 Note that would otherwise have been due on October 31, 2023, shall be November 9, 2023.

Amendment No. 4 to 2021 Note

On September 30, 2023, we and Lind entered into an Amendment No. 4 to the 2021 Note and Amendment to Letter Agreement (the “Amendment”), pursuant to which we and Lind agreed, among other things, that: (A) effective as of September 30, 2023, the outstanding principal amount of the 2021 Note was increased by $3,631,528 to $16,837,084; (B) commencing October 1, 2023, the 2021 Note will bear interest at an annual rate of 12% per annum; (C) we shall not be required to maintain any minimum balance of cash or cash equivalents with one or more financial institutions prior to March 28, 2024, and that we shall thereafter be required to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash or cash equivalents with one or more financial institutions; (D) subject to certain exceptions, if we issue securities for cash consideration, we will be required utilize 25% of the net cash proceeds to repay the 2021 Note unless Lind elects not to be repaid; (E) Lind will, through March 28, 2024, forebear from exercising any right to assert or claim a Material Adverse Effect (as defined in the 2021 Note) has occurred as a result of any event, occurrence, fact, condition or change that occurred on or prior to September 30, 2023; (F) we shall use our reasonable best efforts to seek, at a special or annual meeting of our stockholders to be scheduled to be held no later than January 16, 2024, the stockholder approval as contemplated by Nasdaq Listing Rule 5635(d) with respect to the approval of the issuance of shares of common stock in excess of the limitation on the number of shares issuable under the 2021 Note as set forth in the 2021 Note and 2021 Lind Securities Purchase Agreement; and (G) subject to certain exceptions, as long as the 2021 Note remains outstanding, Lind will have the right to participate in any equity or debt financing by us in an amount equal to the lesser of 50% of the securities to be offered and $5,000,000 of the securities to be offered in such financing. The Amendment provides that the number of shares issuable pursuant to the Subsequent Conversion Right shall be limited to an aggregate of 1,877,084 shares of common stock, and we issued 1,877,084 shares of common stock in connection with Lind’s exercise of the Subsequent Conversion Right on October 5, 2023.

Nasdaq Minimum Bid Notice and Minimum Market Value Notice

On November 1, 2023, we received written notice (the “First Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until April 29, 2024, to regain compliance. The First Notice states that the Nasdaq staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2) if at any time before April 29, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

In addition, on November 2, 2023, we received written notice (the “Second Notice” and, together with the First Notice, the “Notices”) from Nasdaq indicating that, for the last thirty-two consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Second Notice states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of our common stock closes at $35 million or more for a minimum of ten consecutive business days.

The Notices have no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on the Nasdaq Capital Market under the symbol “SEEL.”

If we do not regain compliance with Rule 5550(a)(2) by April 29, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. Additionally, if we do not regain compliance with Rule 5550(b)(2) by April 30, 2024, we will receive written notification that our securities are subject to delisting. In the event we receive any such notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurances that the Nasdaq staff would grant any request for continued listing.

We intend to monitor the bid price and market value of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by April 29, 2024, or the minimum market value of listed securities rule by April 30, 2024, which may include, among other options, effectuating a reverse stock split. There can be no assurances that we will be able to regain compliance with Nasdaq’s minimum bid price rule or Nasdaq’s minimum market value of listed securities rule or that we will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market.

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

Completed open-label patient enrollment and announced the initial topline data from Part 1 of the proof-of-concept study on May 17, 2021; enrollment of Part 2 of a Phase II study closed in June 2023; topline data for Part 2 announced on September 20, 2023

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

SLS-009	HD, AD, ALS	Pre-IND	Preclinical in vivo studies ongoing

Lead Programs

Our lead programs are currently SLS-002 for the potential treatment of ASIB in adults with MDD and SLS-005 for the potential treatment of ALS and SCA. SLS-005 for the potential treatment of Sanfilippo Syndrome currently requires additional natural history data, which is being considered.

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

The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). We announced interim data from our Phase I study of SLS-002 during the quarterly period ended March 31, 2020. As a result, in March 2020, we completed a Type C meeting with the U.S. Food and Drug Administration (“FDA”) and received guidance to conduct a Phase II proof of concept (“PoC”) study of SLS-002 for ASIB in adults with MDD, to support the further clinical development of this product candidate, together with nonclinical data under development.

As a result of the Type C meeting and the Fast Track designation for SLS-002 for the treatment of ASIB in patients with MDD, we believe we are well positioned to pursue the FDA’s expedited programs for drug development and review.

On June 23, 2020, we announced the final safety data from our Phase I pharmacokinetics/pharmacodynamics study of intranasal racemic ketamine (SLS-002) as well as the planned design of a Phase II double blind, placebo-controlled PoC study for ASIB in subjects with MDD. We initiated this PoC study in two parts: Part 1 was an open-label study of 17 subjects, and was followed by Part 2, which is a double blind, placebo-controlled study of approximately 175 subjects. On January 15, 2021, we announced dosing of the first subjects in Part 1 of the PoC study. On March 5, 2021, we announced the completion of open-label enrollment of subjects in Part 1 of the PoC study. On May 17, 2021, we announced positive topline data from Part 1 of the PoC study, the open-label cohort, of our study of SLS-002 (intranasal racemic ketamine), demonstrating a significant treatment effect and a well-tolerated safety profile for ASIB in patients with MDD. This study enrolled 17 subjects diagnosed with MDD requiring psychiatric hospitalization due to significant risk of suicide with a baseline score of ≥ 28 points on the Montgomery-Åsberg Depression Rating Scale (“MADRS”), a score of 5 or 6 on MADRS Item-10, a score of ≥ 15 points on the Sheehan-Suicidality Tracking Scale (S-STS) total score and a history of previous suicide attempt(s), as confirmed on the Columbia Suicide Severity Rating Scale (C-SSRS) with a history of at least one actual attempt, or if the attempt was interrupted or aborted, is judged to have been serious in intent. SLS-002 demonstrated a 76.5% response rate (response meaning 50% reduction from baseline) in the primary endpoint on MADRS twenty-four hours after first dose, with a mean reduction in total score from 39.4 to 14.5 points.

On July 6, 2021, we announced dosing of the first subject in Part 2 of the Phase II study. Based on feedback from a Type C meeting with the FDA in June 2021, we increased the subjects in Part 2 to increase the sample size and power to support a potential marketing application. On June 20, 2023, we announced the close of enrollment of this study and released the topline results on September 20, 2023.

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

We own three United States patents for parenteral administration of trehalose for patients with OPMD and SCA3, all of which are expected to expire in 2034. In addition, Orphan Drug Designation (“ODD”) for OPMD and SCA3 has been secured in the United States and in the European Union (“EU”). In February 2019, we assumed a collaborative agreement, turned subsequently into a research grant, with Team Sanfilippo Foundation (“TSF”), a nonprofit medical research foundation founded by parents of children with Sanfilippo Syndrome. On April 30, 2020, we were granted ODD for SLS-005 in Sanfilippo Syndrome from the FDA. SLS-005 was previously granted ODD from the FDA and European Medicines Agency for SCA3 and OPMD as well as Fast Track designation for OPMD. On August 25, 2020, we were issued U.S. patent number 10,751,353 titled “COMPOSITIONS AND METHODS FOR TREATING AN AGGREGATION DISEASE OR DISORDER” which relates to trehalose (SLS-005). The issued patent covers the method of use for trehalose (SLS-005) formulation for treating a disease or disorder selected from any one of the following: spinal and bulbar muscular atrophy, dentatombral-pallidoluysian atrophy, Pick’s disease, corticobasal degeneration, progressive supranuclear palsy, frontotemporal dementia or parkinsonism linked to chromosome 17. On May 15, 2020, we were granted Rare Pediatric Disease

Designation (“RPDD”) for SLS-005 in Sanfilippo Syndrome from the FDA. RPDD is an incentive program created under the Federal Food, Drug, and Cosmetic Act to encourage the development of new therapies for the prevention and treatment of certain rare pediatric diseases. On May 27, 2021, we announced that we were granted ODD for SLS-005 in ALS from the European Medicines Agency. In December 2020, we announced the selection of SLS-005 for the Healey ALS platform trial led by Harvard Medical School, Massachusetts. The Healey ALS platform trial is designed to study multiple potential treatments for ALS simultaneously. The platform trial model aims to greatly accelerate the study access, reduce costs and shorten development timelines. On February 28, 2022, we announced the dosing of the first participants in the Healey ALS platform trial. In November 2021, we announced the FDA acceptance of an IND and grant of Fast Track designation for SLS-005 for the treatment of SCA. In July 2022, we also announced dosing of the first patient in an open-label basket study in Australia for the treatment of patients with ALS, SCA, and Huntington’s disease (“HD”). In October 2022, we also announced the dosing of the first participant in the registrational Phase II/III study for the treatment of SCA. In March 2023, we announced that in order to focus the majority of our resources on the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in adults with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we have temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations, and is not based on any data related to safety or therapeutic effects.

Additionally, we are developing several preclinical programs, most of which have well-defined mechanisms of action, including SLS-004, licensed from Duke University, and SLS-007, licensed from The Regents of the University of California, for the potential treatment of Parkinson’s Disease (“PD”).

Strategy and Ongoing Programs

SLS-002: The clinical development program for SLS-002 includes two parallel healthy volunteer studies (Phase I). Following these Phase I studies, we completed a Type C meeting with the FDA in March 2020 and received guidance to conduct a Phase II PoC study of SLS-002 for ASIB in adults with MDD. We released topline data for Part 1 of our open-label study on May 17, 2021. We initiated enrollment in Part 2 of the Phase II study on July 6, 2021, closed enrollment in June 2023, and released the topline results in the third quarter of 2023. See “—Recent Developments – Top Line Results from SLS-002 Phase II Study in Adults with Major Depressive Disorder at Imminent Risk of Suicide” above.

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

In March 2023, we announced that in order to focus the majority of our resources on the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we have temporarily paused additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations and is not based on any data related to safety or therapeutic effects.

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

SLS-009 is our first internally created program, which follows the mechanism of action known as PROTACs (protein-targeting chimeric molecules), which uses the body’s own natural process of autophagy and lysosomal degradation to clear out mutant and misfolded proteins in the body. SLS-009 induces autophagy and enhances lysosomal clearance by augmenting existing endogenous cellular degradation pathways to remove only the mutant and neurotoxic proteins.

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

Liquidity, Capital Resources and Financial Condition

Liquidity

We have generated limited revenues, incurred operating losses since inception, and we expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we had $2.6 million in cash and an accumulated deficit of $247.2 million. We have historically funded our operations through the issuance of convertible notes (the “Notes”) (see Note 9 to our condensed consolidated financial statements), the sale of common stock (see Note 6 to our condensed consolidated financial statements) and the exercise of warrants (see Note 10 to our condensed consolidated financial statements).

On September 21, 2023, we entered into a Securities Purchase Agreement (the “September 2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which, on September 25, 2023, we issued and sold 15,000,000 shares (the “Shares”) of our common stock and accompanying common stock warrants to purchase up to 10,010,010 shares of common stock (the “September 2023 Warrants”) in a registered direct offering (the “September 2023 RDO”). The Shares and the September 2023 Warrants were offered by us pursuant to our Registration Statement. The exercise price of the September 2023 Warrants was $0.325 per share, subject to adjustment as provided therein, and the September 2023 Warrants were immediately exercisable upon issuance and were to expire on the date that is five years following the original issuance date. In addition, the September 2023 Warrants contained an alternative “cashless exercise” provision whereby a September 2023 Warrant may be exchanged cashlessly for shares of common stock at the rate of 0.999 of a share of common stock per full share otherwise issuable upon a cash exercise. The combined purchase price for one Share and accompanying September 2023 Warrants to purchase shares of common stock for each Share purchased was $0.30. The aggregate net proceeds from the Offering, after deducting the fees payable to financial advisors and other estimated offering expenses, were approximately $4.1 million. We intend to use the aggregate net proceeds (excluding proceeds from any September 2023 Warrant exercises) to repay $0.7 million of principal and accrued interest under the 2021 Note as required by the Letter Agreement and the remainder for general corporate purposes and to advance the development of our product candidates. We may also use the net proceeds from the September 2023 RDO to make periodic principal and interest payments under, or to repay a portion of, the 2021 Note. The fair value of these warrants upon issuance was $1.9 million and such amount was included within warrant liabilities, at fair value on the condensed consolidated balance sheets on the condensed consolidated balance sheets. On September 26, 2023 and September 27, 2023, the holders of the September 2023 Warrants cashlessly exchanged their September 2023 Warrants in full for an aggregate of 2,222,222 and 7,777,778 shares of common stock, respectively, and no September 2023 Warrants remain outstanding. As a result of the exercise of the September 2023 Warrants, we recognized a $100,000 expense within change in fair value of warrant liabilities on the condensed consolidated statement of operations.

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

On May 12, 2022, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as sales agent (the “Agent”), pursuant to which we may offer and sell shares of our common stock from time to time through the Agent (the “Offering”). We also filed a prospectus supplement, dated May 12, 2022, with the SEC in connection with the Offering (the “Prospectus Supplement”) under our existing shelf Registration Statement on Form S-3, as amended (File No. 333-251356), which became effective on December 23, 2020 (the “Registration Statement”). Pursuant to the Prospectus Supplement, we may offer and sell shares having an aggregate offering price of up to $50.0 million. Under the terms of the Sale Agreement, the Agent is entitled to a commission at a fixed rate of 3.0% of the gross proceeds from each sale of shares under the Sale Agreement. We also reimburse the Agent for certain expenses incurred in connection with the Sale Agreement and agreed to provide indemnification and contribution to the Agent with respect to certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act. During the nine months ended September 30, 2023, we sold an aggregate of 75,768 shares under the Sale Agreement, receiving net proceeds of $68,000. However, we agreed in the 2023 Securities Purchase Agreement that we would not, subject to certain exceptions (including in relation to the satisfaction of the May Through September Payments), effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the Registered Direct Offering, and (b) September 21, 2026 (or, in the case of an at-the-market offering, September 21, 2024).

As of September 30, 2023, we had approximately $59.4 million available under the Registration Statement (inclusive of the $49.5 million that remained allocated to sales of shares of our common stock pursuant to the Sale Agreement as of such date).

On November 23, 2021, we entered into a Securities Purchase Agreement with Lind Global Asset Management V, LLC (“Lind”) pursuant to which, among other things, on November 23, 2021, we issued and sold to Lind V, in a private placement transaction, in exchange for the payment by Lind of $20.0 million, (1) a convertible promissory note (the “2021 Note”) in an initial aggregate principal amount of $22.0 million, which will bear no interest until the first anniversary of the issuance of the 2021 Note and will thereafter bear interest at a rate of 5% per annum, and mature on November 23, 2024, and (2) 534,759 shares of our common stock.

We evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year beyond the filing of this Quarterly Report on Form 10-Q. Based on such evaluation and our current plans (including the ongoing clinical programs for SLS-002, SLS-005, and other product candidates), which are subject to change, management believes that our existing cash and cash equivalents as of September 30, 2023 are not sufficient to satisfy our operating cash needs and that there is substantial doubt about our ability to continue as a going concern for the year after the filing of this Quarterly Report on Form 10-Q.

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

The 2021 Note contains certain restrictive covenants and event of default provisions, including a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the 2021 Note or more in cash and cash equivalents commencing on March 28, 2024. As of September 30, 2023, the outstanding principal amount of the 2021 Note was $16.8 million. Based on our current operating plan and our cash balance as of September 30, 2023, we do not expect be able to maintain the minimum cash balance required to satisfy the minimum cash covenant if we do not raise additional financing by March 28, 2024. If we are unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the 2021 Note, we would trigger a default under the 2021 Note. If we are not able to comply or regain compliance with any of the covenants in, or otherwise trigger a default under, the 2021 Note, Lind could declare the 2021 Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the 2021 Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the 2021 Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the 2021 Note. In addition, upon an Event of Default (as defined in the 2021 Note), Lind shall have the right to convert the then outstanding principal amount of the 2021 Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the 2021 Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

Accordingly, we will need to raise substantial additional funds, and if we do so, we may do so through one or more of the following: issuance of additional debt, equity, or both and/or the completion of a licensing or other commercial transaction for one or more of our product candidates. If we are unable to maintain sufficient financial resources, our business, financial condition, and results of operations will be materially and adversely affected. This could adversely affect future development and business activities, operations, and business plans, such as future clinical studies and/or other future ventures. There can be no assurance that we will be able to obtain the needed financing on acceptable terms or at all. Additionally, equity or convertible debt financings may have a dilutive effect on the holdings of our existing stockholders. No assurances can be given that we will be able to obtain additional financing.

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

Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and there have been no material changes to such policies or estimates during the nine months ended September 30, 2023.

Recent Accounting Pronouncements

Please refer to the notes to the unaudited condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Comparison of the Three Months Ended September 30, 2023 and 2022

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Operating expense
Research and development	$10,022	$14,750	$(4,728)	-32%
General and administrative	2,987	2,660	327	12%
Total operating expense	$13,009	$17,410	$(4,401)	-25%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Three Months Ended September 30,
	Three Months Ended September 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses
Clinical trial expenses	$6,494	$10,913	$(4,419)	-40%
Manufacturing expenses	2,072	2,064	8	0%
Employee compensation	1,096	1,234	(138)	-11%
Contract consulting expenses	360	535	(175)	-33%
Other research and development expenses	—	4	(4)	-100%
Total research and development expenses	$10,022	$14,750	$(4,728)	-32%

Research and development (“R&D”) costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $4.7 million decrease in R&D expenses during the three months ended September 30, 2023, as compared to the same period in 2022, resulted primarily from a decrease in clinical trial expenses of approximately $4.4 million, mainly due to the completion of enrollment for the ongoing SLS-005 HEALEY clinical trial and the SLS-002 study in ASIB with MDD.

General and Administrative Expenses

General and administrative (“G&A”) costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $327,000 during the three months ended September 30, 2023, as compared to the same period in 2022. This increase was primarily from an increase in legal costs in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Other income (expense)
Interest income	$36	$36	$—
Interest expense	(42)	(2)	(40)
Change in fair value of convertible notes	(799)	(2,137)	1,338
Loss on extinguishment of debt	(3,631)	—	(3,631)
Change in fair value of warrant liabilities	27,537	(91)	27,628
Total other income (expense)	$23,101	$(2,194)	$25,295

Interest Income

Interest income was $36,000 for each of the three months ended September 30, 2023 and 2022.

Interest Expense

Interest expense was $42,000 and $2,000 for the three months ended September 30, 2023 and 2022, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was expense of $0.8 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively. This change was due to our 2021 convertible notes issued in November 2021 and December 2021, which have been accounted for under the fair value option and are revalued at each reporting period, with changes in fair value reflected in earnings.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended September 30, 2023 was due to the increase in principal amount of the 2021 Note of $3.6 million in connection with the amendment of the 2021 Note in September of 2023.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liability was $4.1 million at September 30, 2023. For the three months ended September 30, 2023, the change in fair value of warrant liabilities was $27.5 million, which income was due to the revaluation of warrants during such period. The change in fair value of the warrant liability during the three months ended September 30, 2023 was comprised of $0.3 million for the Series A Warrants, $24.0 million for the March 2023 Warrants and $3.4 million for the May 2023 Warrants. For the three months ended September 30, 2022, the change in fair value of warrant liabilities was $91,000, which income was due to the revaluation of the Series A Warrants during such period.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Operating Expense

Operating expense was as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Operating expense
Research and development	$24,199	$43,115	$(18,916)	-44%
General and administrative	9,839	9,544	295	3%
Total operating expense	$34,038	$52,659	$(18,621)	-35%

Research and Development Expenses

Research and development expenses were as follows (in thousands, except percentages):

			Nine Months Ended September 30,
	Nine Months Ended September 30,		2023 vs 2022
	2023	2022	$ Change	% Change
Research and development expenses
License payments	$—	$5,840	$(5,840)	-100%
Clinical trial expenses	15,083	26,657	(11,574)	-43%
Manufacturing expenses	4,142	5,476	(1,334)	-24%
Employee compensation	3,612	3,556	56	2%
Contract consulting expenses	1,362	1,586	(224)	-14%
Total research and development expenses	$24,199	$43,115	$(18,916)	-44%

R&D costs are expensed as they are incurred and include the cost of compensation and related expenses, as well as expenses for third parties who conduct R&D on our behalf. The $18.9 million decrease in R&D expenses during the nine months ended September 30, 2023, as compared to the same period in 2022, resulted primarily from (i) a decrease of $5.8 million in R&D license expenses pursuant to the Vyera Purchase Agreement which occurred in the second quarter of 2022, (ii) a decrease in clinical trial expenses of approximately $11.6 million, mainly due to the completion of enrollment for the ongoing SLS-005 HEALEY clinical trial and the SLS-002 study in ASIB with MDD, and (iii) a decrease in manufacturing expenses of approximately $1.3 million, mainly related to clinical supplies needed to support the SLS-005 clinical programs.

General and Administrative Expenses

G&A costs include expenses for personnel, finance, legal, business development and investor relations. G&A expenses increased by $0.3 million during the nine months ended September 30, 2023, as compared to the same period in 2022.

Other Income and Expense

Other income and expense were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Other income (expense)
Interest income	$186	$81	$105
Interest expense	(56)	(14)	(42)
Change in fair value of convertible notes	(1,349)	(2,477)	1,128
Loss on extinguishment of debt	(9,151)	—	(9,151)
Loss on issuance of common stock and warrants	(4,301)	—	(4,301)
Change in fair value of warrant liabilities	14,730	192	14,538
Total other income (expense)	$59	$(2,218)	$2,277

Interest Income

Interest income was $186,000 and $81,000 for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest income primarily related to the higher interest rate earned during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest Expense

Interest expense was $56,000 and $14,000 for the nine months ended September 30, 2023 and 2022, respectively.

Change in Fair Value of Convertible Notes

Change in fair value of convertible notes was $1.3 million, and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended September 30, 2023 was due to the issuance of 1.0 million shares (fair value of $1.0 million), 4.0 million warrants (fair value of $3.2 million) and an increase in principal amount of the 2021 Note of $1.3 million and $3.6 million in connection with the amendments of the 2021 Note in May and September of 2023, respectively.

Loss on Issuance of Common Stock and Warrants

Loss on issuance of warrants were $4.3 million for the nine months ended September 30, 2023. This loss is attributable to the valuation of the warrants associated with the March 2023 RDO that closed in March 2023.

Change in Fair Value of Warrant Liabilities

The fair value of warrant liability was $4.1 million at September 30, 2023. For the nine months ended September 30, 2023, the change in fair value of warrant liabilities was $14.7 million, which income was due to the revaluation of the warrants during such period. The change in fair value of the warrant liability during the nine months ended September 30, 2023 was comprised of $0.1 million for the Series A Warrants, $12.0 million for the March 2023 Warrants and $2.8 million for the May 2023 Warrants. For the nine months ended September 30, 2022, the change in fair value of warrant liabilities was $192,000, which income was due to the revaluation of the Series A Warrants during such period.

Cash Flow Summary

The following table summarizes selected items in our unaudited condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash (used in) provided by operations
Net cash used in operating activities	$(22,001)	$(48,514)
Net cash provided by financing activities	9,052	291
Net decrease in cash	$(12,949)	$(48,223)

Operating Activities

Cash used in operating activities of $22.0 million during the nine months ended September 30, 2023 was primarily due to a net loss of $32.3 million and change in fair value of warrant liability of $14.7 million, which was partially offset by non-cash adjustment related to changes in operating assets and liabilities of $7.3 million, loss on extinguishment of debt of $9.2 million, loss on issuance of common stock and warrants of $4.3 million, stock-based compensation expense of $3.0 million and change in fair value of convertible notes payable of $1.3 million.

Cash used in operating activities of $48.5 million during the nine months ended September 30, 2022 was primarily due to a net loss of $54.9 million and changes in operating assets and liabilities of $1.0 million, which was partially offset by non-cash adjustment related to stock-based compensation expense of $4.2 million and change in fair value of our convertible notes payable of $2.5 million.

Financing Activities

Cash provided by financing activities of $9.1 million during the nine months ended September 30, 2023 was primarily due to proceeds from issuances of common stock and warrants of $15.6 million, which was partially offset by principal and interest payments of our convertible debt of $5.5 million and the repurchase of common stock under the Vyera Repurchase Agreement of $1.2 million.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes to our internal control over financial reporting during the nine months ended September 30, 2023.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, and should be carefully considered, together with all of the other information appearing in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC before making investment decisions regarding the common stock. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations.

●	We are a clinical-stage company, we have a very limited operating history, are not currently profitable, do not expect to become profitable in the near future and may never become profitable.
●	We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.
●	If development of our product candidates does not produce favorable results, or encounters challenges, we and our collaborators, if any, may be unable to commercialize these products.
●	We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.
●	Our debt agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.
●	Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution, or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.
●	Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition, and results of operations.
●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	Delays in the commencement or completion of clinical trials could result in increased costs to us and delay our ability to establish strategic collaborations.
●	Results of earlier clinical trials may not be predictive of the results of later-stage clinical trials.

●	We intend to rely on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business, financial condition and results of operations could be substantially harmed.
●	Our product candidates are subject to extensive regulation under the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (the “EMA”) or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
●	If our competitors have product candidates that are approved faster, marketed more effectively, are better tolerated, have a more favorable safety profile, or are demonstrated to be more effective than ours, our commercial opportunity may be reduced or eliminated.
●	We rely completely on third parties to manufacture our preclinical and clinical drug supplies, and our business, financial condition and results of operations could be harmed if those third parties fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.
●	The commercial success of our product candidates depends upon their market acceptance among physicians, patients, healthcare payors and the medical community.
●	If we fail to retain current members of our senior management and scientific personnel, or to attract and keep additional key personnel, we may be unable to successfully develop or commercialize our product candidates.
●	We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
●	If we fail to comply with our obligations in the agreements under which we in-license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
●	We may not be able to protect our proprietary or licensed technology in the marketplace.
●	The market price of our common stock is expected to be volatile.

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

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We also have generated minimal revenues from collaboration and licensing agreements and no revenues from product sales to date and continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. We have incurred an accumulated deficit of $247.2 million from our inception through September 30, 2023.

For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our drug development activities, seek partnering and/or regulatory approvals for our product candidates and begin to commercialize them if they are approved by the FDA, the EMA, or comparable foreign authorities. Even if we succeed in developing and commercializing one or more product candidates, we may never become profitable.

*We are dependent on the success of one or more of our current product candidates and we cannot be certain that any of them will receive regulatory approval or be commercialized.

We have spent significant time, money and effort on the licensing and development of our core assets, SLS-002 and SLS-005, and our other earlier-stage assets, SLS-004, SLS-006, SLS-007, SLS-008, SLS-009, SLS-010 and SLS-012. To date, no pivotal clinical trials designed to provide clinically and statistically significant proof of efficacy, or to provide sufficient evidence of safety to justify approval, have been completed with any of our pipeline product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation, and regulatory clearances before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory clearances will be obtained. Our drug development efforts may not lead to commercial drugs, either because our product candidates may fail to be safe and effective or because we have inadequate financial or other resources to advance our product candidates through the clinical development and approval processes. See the risk factor titled “We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success” below. If any of our product candidates fail to demonstrate safety or efficacy at any time or during any phase of development, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our current product candidates will be eligible to receive regulatory approval from the FDA, the EMA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for any of these product candidates, we, or our potential future partners, if any, may be unable to commercialize them successfully for a variety of reasons. These include, for example, the availability of alternative treatments, lack of cost-effectiveness, the cost of manufacturing the product on a commercial scale and competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects. If we fail to commercialize one or more of our current product candidates, we may be unable to generate sufficient revenues to attain or maintain profitability, and our financial condition and stock price may decline.

If development of our product candidates does not produce favorable results, or encounters challenges, we, and our collaborators, if any, may be unable to commercialize these products.

To receive regulatory approval for the commercialization of our core assets, SLS-002 and SLS-005, and our earlier-stage assets, SLS-004, SLS-006, SLS-007, SLS-008, SLS-009, SLS-010 and SLS-012, or any other product candidates that we may develop, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA and comparable foreign authorities. In order to support marketing approval, these agencies typically require successful results in one or more Phase III clinical trials, which our current product candidates have not yet reached and may never reach. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent commercialization of our current or future product candidates, including the following:

●	clinical trials may produce negative or inconclusive results;
●	preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their toxicology, carcinogenicity and pharmacokinetics and optimize their formulation may produce unfavorable results;
●	we or our contract manufacturers may encounter manufacturing challenges, or the FDA may raise concerns regarding Chemistry, Manufacturing, and Controls (CMC) data or GMP compliance, or biocompatibility or drug-device interaction concerns for our combination product candidates;
●	patient recruitment and enrollment in clinical trials may be slower than we anticipate;
●	costs of development may be greater than we anticipate;
●	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;
●	collaborators who may be responsible for the development of our product candidates may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner; or
●	we may face delays in obtaining regulatory approvals to commence one or more clinical trials.

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

Since we do not currently possess the resources necessary to independently develop and commercialize our product candidates or any other product candidates that we may develop, we may seek to enter into collaborative agreements to assist in the development and potential future commercialization of some or all of these assets as a component of our strategic plan. However, our discussions with potential collaborators may not lead to the establishment of collaborations on acceptable terms, if at all, or it may take longer than expected to establish new collaborations, leading to development and potential commercialization delays, which would adversely affect our business, financial condition, and results of operations.

*We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, on March 29, 2023, we announced that we plan to focus the majority of our resources on the Phase II study of SLS-002 for the potential treatment of acute suicidal ideation and behavior (“ASIB”) in patients with major depressive disorder (“MDD”) and the fully enrolled Phase II/III study of SLS-005 in Amyotrophic Lateral Sclerosis (“ALS”). We further announced that we have temporarily paused additional enrollment of patients in the SLS-005-302 study in Spinocerebellar Ataxia (“SCA”). Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. We also announced that we are pausing all non-essential preclinical work. Our resource allocation decisions may cause us to fail to capitalize on viable commercial medicines or profitable market opportunities. Our projections of both the number of people who have these disorders, as well as the subset of people with these disorders who have the potential to benefit from treatment with our product candidates, are based on estimates. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

*We expect to continue to incur significant research and development expenses, which may make it difficult for us to attain profitability.

We expect to expend substantial funds in research and development, including preclinical studies and clinical trials of our product candidates, and to manufacture and market any product candidates in the event they are approved for commercial sale. We also may need additional funding to develop or acquire complementary companies, technologies, and assets, as well as for working capital requirements and other operating and general corporate purposes. Moreover, our planned increases in staffing will dramatically increase our costs in the near and long-term.

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

For example, as of March 2023, in order to focus the majority of our resources on the Phase II study of SLS-002 (intranasal racemic ketamine) for ASIB in patients with MDD and the fully enrolled Phase II/III study of SLS-005 in ALS, we are temporarily pausing additional enrollment of patients in the SLS-005-302 study in SCA. Patients already enrolled will continue in the study and data will continue to be collected in order to make decisions for resuming enrollment in the future. This temporary pause has been implemented as a business decision due to financial considerations and is not based on any data related to safety or therapeutic effects. Our focus on these studies may cause us to fail to capitalize on other opportunities.

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

On November 23, 2021, we issued and sold to Lind Global Asset Management V, LLC (“Lind”) a convertible promissory note in an initial aggregate principal amount of $22.0 million for an aggregate purchase price of $20.0 million (the “Convertible Promissory Note”). The Convertible Promissory Note contains certain restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on March 28, 2024. As of September 30, 2023, the outstanding principal amount of the Convertible Promissory Note was $16.8 million. Based on our current operating plan and our cash balance as of September 30, 2023, we do not expect to be able to maintain the minimum cash balance required to satisfy this covenant if we do not raise additional financing by March 28, 2024. In the event we fail to meet the minimum cash balance as required under the Convertible Promissory Note, and if we are unable to cure such default within fifteen days from its occurrence or otherwise obtain a waiver from Lind or amend the terms of the Convertible Promissory Note, we would trigger a default under the Convertible Promissory Note. Moreover, under Nasdaq rules, we are limited in the aggregate number of shares we can issue to Lind to satisfy principal and interest payments under terms of the Convertible Promissory Note unless we obtain stockholder approval to issue additional shares to Lind under the Convertible Promissory Note. As of September 30, 2023, we had 13,469,397 shares of our common stock remaining available for issuance to Lind under the Convertible Promissory Note. Under the terms of the Convertible Promissory Note if we would otherwise be required to issue shares to Lind but are unable to do so due to the limitation under Nasdaq rules, Lind may elect to require us to pay it cash in an amount that is equal to the number of shares we are unable to issue as a result of the limitation multiplied by the volume weighted average price of our common stock on the applicable payment date. If we are not able to comply or regain compliance with any of the covenants in, or otherwise fail to make cash payments or trigger a default under, the Convertible Promissory Note, Lind could declare the Convertible Promissory Note immediately due and payable, which would require us to pay 120% of the outstanding principal amount of the Convertible Promissory Note and would have a material adverse effect on our liquidity, financial condition, operating results, business and prospects, and could cause the price of our common stock to decline. In addition, since the borrowings under the Convertible Promissory Note are secured by a first priority lien on our assets, Lind would be able to foreclose on our assets if we do not cure any default or pay any amounts due and payable under the Convertible Promissory Note. In addition, upon an Event of Default (as defined in the Convertible Promissory Note), Lind shall have the right to convert the then outstanding principal amount of the Convertible Promissory Note into shares of our common stock at the lower of (x) the then-current conversion price (which is currently $6.00 per share, subject to adjustment in certain circumstances as described in the Convertible Promissory Note) and (y) 85% of the average of the five lowest daily volume weighted average price of our common stock during the 20 trading days prior to the delivery by Lind of a notice of conversion.

*Given our lack of current cash flow, we will need to raise additional capital; however, it may be unavailable to us or, even if capital is obtained, may cause dilution, or place significant restrictions on our ability to operate our business. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

As of September 30, 2023, we had a cash balance of approximately $2.6 million. Since we will be unable to generate sufficient, if any, cash flow to fund our operations for the foreseeable future, we will need to seek additional equity or debt financing to provide the capital required to maintain or expand our operations.

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

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. We may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. Moreover, we have the ability to sell up to $50.0 million of additional shares of our common stock to the public through an “at the market” offering pursuant to the Open Market Sale AgreementSM we entered into with Jefferies, LLC on May 12, 2022 (the “Sale Agreement”). As of September 30, 2023, a total of $59.4 million of securities remains available for issuance pursuant to the shelf registration statement (inclusive of the $49.5 million that remained allocated to sales of shares pursuant to the Sale Agreement as of such date). However, we agreed in a securities purchase agreement entered into in connection with our March 2023 registered direct offering (the “March 2023 RDO”) that we would not, subject to certain exceptions (including in relation to the satisfaction of the May Through September Payments), effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving a variable rate transaction, which includes the Sale Agreement, until the earlier of: (a) such time as no investor holds any warrants issued in the March 2023 RDO, and (b) September 21, 2026 (or, in the case of an at-the-market offering, September 21, 2024). Additionally, we agreed in a securities purchase agreement entered into in connection with our September 2023 registered direct offering (the “September 2023 RDO”) that, until March 25, 2024, we will not effect or enter into an agreement to effect any issuance of shares of common stock or common stock equivalents involving an at-the-market offering or variable rate transaction, which includes the Sale Agreement.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. In addition, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our inability to fund our business could lead to the loss of your investment.

Our future capital requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress, results and cost of our clinical trials, preclinical studies, and other related activities;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
●	the number and characteristics of the product candidates we seek to develop or commercialize;
●	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;
●	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
●	the expenses needed to attract and retain skilled personnel;
●	the costs associated with being a public company;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

If we raise additional capital by issuing equity securities, the percentage ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of our common stock. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

In addition, debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends and may be secured by all or a portion of our assets. For example, we granted to Lind, as the holder of the Convertible Promissory Note, a first priority lien on our assets and properties and the Convertible Promissory Note includes restrictive covenants and event of default provisions, including restrictions on certain sales or other dispositions of company assets, restrictions on entering into certain variable-rate transactions and a covenant requiring us to maintain an aggregate minimum balance equal to 50% of the then outstanding principal amount under the Convertible Promissory Note or more in cash and cash equivalents commencing on March 28, 2024. Our inability to raise capital when needed may harm our business, financial condition, and results of operations, and could cause our stock price to decline or require that we wind down our operations altogether.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization or have other significant adverse implications on our business, financial condition, and results of operations.

Undesirable side effects observed in clinical trials or in supportive preclinical studies with our product candidates could interrupt, delay, or halt their development and could result in the denial of regulatory approval by the FDA, the EMA or comparable foreign authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval. In turn, this could eliminate or limit our ability to commercialize our product candidates.

Our product candidates may exhibit adverse effects in preclinical toxicology studies and adverse interactions with other drugs. There are also risks associated with additional requirements the FDA, the EMA or comparable foreign authorities may impose for marketing approval with regard to a particular disease.

Our product candidates may require a risk management program that could include patient and healthcare provider education, usage guidelines, appropriate promotional activities, a post-marketing observational study, and ongoing safety and reporting mechanisms, among other requirements. Prescribing could be limited to physician specialists or physicians trained in the use of the drug or could be limited to a more restricted patient population. Any risk management program required for approval of our product candidates could potentially have an adverse effect on our business, financial condition, and results of operations.

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition, and results of operations. For example:

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

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results once we have received and fully evaluated additional data. Differences between preliminary or interim data and final data could adversely affect our business.

Our efforts to discover product candidates beyond our current product candidates may not succeed, and any product candidates we recommend for clinical development may not actually begin clinical trials.

We intend to use our technology, including our licensed technology, knowledge, and expertise to develop novel drugs to address some of the world’s most widespread and costly central nervous system, respiratory and other disorders, including orphan indications. We intend to expand our existing pipeline of core assets by advancing drug compounds from current ongoing discovery programs into clinical development. However, the process of researching and discovering drug compounds is expensive, time-consuming, and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds we recommend for clinical development may not demonstrate, through preclinical studies, indications of safety and potential efficacy that would support advancement into clinical trials. Such findings would potentially impede our ability to maintain or expand our clinical development pipeline. Our ability to identify new drug compounds and advance them into clinical development also depends upon our ability to fund our research and development operations, and we cannot be certain that additional funding will be available on acceptable terms, or at all.

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

In addition, once a clinical trial has begun, it may be suspended or terminated by us, our collaborators, the institutional review boards, or data safety monitoring boards charged with overseeing our clinical trials, the FDA, the EMA or comparable foreign authorities due to a number of factors, including:

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

This product candidate development risk is heightened by any changes in the planned clinical trials compared to the completed clinical trials. As product candidates are developed through preclinical to early to late-stage clinical trials towards approval and commercialization, it is customary that various aspects of the development program, such as manufacturing and methods of administration, are altered along the way in an effort to optimize processes and results. While these types of changes are common and are intended to optimize the product candidates for late-stage clinical trials, approval and commercialization, such changes carry the risk that they will not achieve these intended objectives. In addition, nonclinical studies may be requested or required even after clinical trials have been commenced or completed.

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

We intend to rely upon third-party CROs, medical institutions, clinical investigators, and contract laboratories to monitor and manage data for our ongoing preclinical and clinical programs. Nevertheless, we maintain responsibility for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with current requirements on good manufacturing practices (“cGMP”) good clinical practices (“GCP”) and good laboratory practice (“GLP”), which are a collection of laws and regulations enforced by the FDA, the EMA and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

Switching or adding additional CROs, medical institutions, clinical investigators or contract laboratories involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work replacing a previous CRO. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition, or results of operations.

Our product candidates are subject to extensive regulation under the FDA, the EMA or comparable foreign authorities, which can be costly and time consuming, cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA or comparable authorities in foreign markets. In the U.S., neither we nor our collaborators are permitted to market our product candidates until we or our collaborators receive approval of a new drug application (“NDA”) from the FDA or receive similar approvals abroad. The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, as a company, we have not previously filed NDAs with the FDA or filed similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility.

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

If the FDA determines that our 505(b)(2) regulatory pathway is not viable for SLS-002 or any other applicable product candidate for any reason, we would need to reconsider our plans and might not be able to commercialize any such product candidate in a cost-

efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. As of September 30, 2023, we have 16 employees. Our organization will rely primarily on outsourcing research, development and clinical trial activities, and manufacturing operations, as well as other functions critical to our business. We believe this approach enhances our ability to focus on our core product opportunities, allocate resources efficiently to different projects and allocate internal resources more effectively. We have filled several key open positions and are currently recruiting for a few remaining positions. However, competition for qualified personnel is intense. In addition, regulation or legislation impacting the workforce, such as the proposed rule published by the Federal Trade Commission which would, if issued, generally prevent employers from entering into non-compete agreements with employees and require employers to rescind existing non-compete agreements, may lead to increased uncertainty in hiring and competition for talent. We may not be successful in attracting qualified personnel to fulfill our current or future needs and there is no guarantee that any of these individuals will join us on a full-time employment basis, or at all. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. In the event we are unable to fill critical open employment positions, we may need to delay our operational activities and goals, including the development of our product candidates, and may have difficulty in meeting our obligations as a public company. We do not maintain “key person” insurance on any of our employees.

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

Our management’s limited public company experience could put us at greater risk of incurring fines or regulatory actions for failure to comply with federal securities laws and could put us at a competitive disadvantage and could require our management to devote additional time and resources to ensure compliance with applicable corporate governance requirements.

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

We and our suppliers may experience a disruption in our and their business as a result of natural disasters. A significant natural or man-made disaster, such as an earthquake, power outages, hurricane, flood or fire, droughts and other extreme weather events and changing weather patterns, which are increasing in frequency due to the impacts of climate change, could severely damage or destroy our headquarters or facilities or the facilities of our manufacturers or suppliers, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, terrorist acts or acts of war targeted at the U.S., and specifically the greater New York, New York region, as well as the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia and the Israel-Hamas war, could cause damage or disruption to us, our employees, facilities, partners and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020, and the California Privacy Rights Act (the “CPRA”), effective January 1, 2023, secure new privacy rights for consumers and impose new obligations on us. Many other states have implemented or are considering similar legislation which will change the privacy law landscape in the United States. For example, Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Tennessee and Montana have all adopted privacy laws, which take effect from January 1, 2023 (in Virginia) and through 2026. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. This is particularly true with respect to data security incidents, and sensitive personal information, including health and biometric data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and business.

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

There is an increasing focus from certain investors, employees, regulators, and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate.

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

The trading price of our common stock has been and is likely to continue to be volatile. For example, in 2022 our closing stock price ranged from $0.51 to $1.71 per share, and during the quarter ended September 30, 2023, our closing stock price ranged from $0.16 to $1.64 per share. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	results from, and any delays in, planned clinical trials for our product candidates, or any other future product candidates, and the results of trials of competitors or those of other companies in our market sector;
●	any delay in filing an NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that NDA;
●	significant lawsuits, including patent or stockholder litigation;
●	inability to obtain additional funding;
●	failure to successfully develop and commercialize our product candidates;
●	changes in laws or regulations applicable to our product candidates;
●	inability to obtain adequate product supply for our product candidates, or the inability to do so at acceptable prices;
●	unanticipated serious safety concerns related to any of our product candidates;
●	adverse regulatory decisions;
●	introduction of new products or technologies by our competitors;
●	failure to meet or exceed drug development or financial projections we provide to the public;
●	failure to meet or exceed the estimates and projections of the investment community;
●	the perception of the biopharmaceutical industry by the public, legislatures, regulators, and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our licensed and owned technologies;
●	additions or departures of key scientific or management personnel;
●	changes in the market valuations of similar companies;

●	general economic and market conditions and overall fluctuations in the U.S. equity market, including any potential recession or economic downturn;
●	public health crises, pandemics, and epidemics, such as the COVID-19 pandemic;
●	sales of our common stock by us or our stockholders in the future; and
●	the trading volume of our common stock.

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

On November 21, 2022, we received a written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until May 22, 2023, to regain compliance. On May 23, 2023, Nasdaq provided a notice to us that we had not regained compliance with Rule 5550(a)(2) and were not eligible for a second 180 calendar day compliance period as we did not comply with the minimum $5,000,000 stockholder’s equity requirement for initial listing on the Nasdaq Capital Market. We timely submitted a hearing request before the Nasdaq Hearings Panel, and also provided the Nasdaq Hearings Panel with a plan to regain compliance, which plan included a commitment and intent to conduct a reverse stock split of our common stock to regain compliance with Rule 5550(a)(2). On June 26, 2023, we received a letter from Nasdaq granting us a temporary exception until October 31, 2023 to regain compliance with Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions. On July 24, 2023, we received a letter from Nasdaq notifying us that we regained compliance with Rule 5550(a)(2), as required by the Nasdaq Hearings Panel and the Compliance Plan. This letter further noted that the Nasdaq Hearings Panel determined to continue the listing of our common stock.

On November 1, 2023, we received an additional written notice from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until April 29, 2024, to regain compliance. The Nasdaq staff will provide written confirmation that we have achieved compliance with Rule 5550(a)(2) if at any time before April 29, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days. In addition, on November 2, 2023, we received an additional written notice from Nasdaq indicating that, for the last thirty-two consecutive business days, the market value of our listed securities has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (“Rule 5550(b)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have been provided a period of 180 calendar days, or until April 30, 2024, to regain compliance. The Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(b)(2) if at any time before April 30, 2024, the market value of our common stock closes at $35 million or more for a minimum of ten consecutive business days. We intend to monitor the bid price and market value of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with the Nasdaq Capital Market’s minimum bid price rule by April 29, 2024, or the minimum market value of listed securities rule by April 30, 2024, which may include, among other options, effectuating a reverse stock split. There can be no assurances that we will be able to regain compliance with Nasdaq’s minimum bid price rule or Nasdaq’s minimum market value of listed securities rule or that we will otherwise be in compliance with the other listing standards for the Nasdaq Capital Market. If we do not regain compliance with Rule 5550(a)(2) by April 29, 2024, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. Additionally, if we do not regain compliance with Rule 5550(b)(2) by April 30, 2024, we will receive written notification that our securities are subject to delisting. In the event we receive any such notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurances that the Nasdaq staff would grant any request for continued listing.

In addition, we have previously received similar notices from Nasdaq that our bid price of our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Rule 5550(a)(2), and that the market value of our listed securities has been below the minimum requirements of $35 million for continued listing on the Nasdaq Capital Market under Rule 5550(b)(2). Even though we previously regained compliance with the Nasdaq Capital Market’s minimum closing bid price requirement, and minimum market value of listed securities requirement, there is no guarantee that we will remain in compliance with such listing requirements or other listing requirements in the future. Any failure to maintain compliance with continued listing requirements of the Nasdaq Capital Market could result in delisting of our common stock from the Nasdaq Capital Market and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

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

As a publicly traded company, we will incur legal, accounting, and other expenses associated with the SEC reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as corporate governance requirements, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act and other rules implemented by the SEC and Nasdaq. The expenses incurred by public companies generally to meet SEC reporting, finance and accounting and corporate governance requirements have been increasing in recent years as a result of changes in rules and regulations and the adoption of new rules and regulations applicable to public companies.

*Sales of a substantial number of shares of our common stock in the public market by our existing stockholders, future issuances of our common stock or rights to purchase our common stock, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market, or the perception that these sales might occur, could depress the market price of our common stock, and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. As of September 30, 2023, we have outstanding warrants to purchase an aggregate of approximately 32,274,232 shares of our common stock, which, if exercised, would further increase the number of shares of our common stock outstanding and the number of shares eligible for resale in the public market. As of September 30, 2023, 24,558,828 shares of our common stock were reserved for issuance under our equity incentive plans, of which 15,341,515 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $1.60 per share, 5,247,760 shares of our common stock were reserved for future issuance pursuant to our Amended and Restated 2012 Stock Long Term Incentive Plan, 646,465 shares of our common stock were reserved for future issuance pursuant to our 2019 Inducement Plan and 3,323,088 shares of our common stock were reserved for issuance pursuant to our 2020 Employee Stock Purchase Plan. To the extent outstanding options are exercised, our existing stockholders may incur dilution. Furthermore, from time to time and before the maturity date of the Convertible Promissory Note, Lind currently has the option to convert any portion of the then-outstanding principal amount of the Convertible Promissory Note into shares of our common stock at a price per share of $6.00, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions. We may also elect to make amortization and interest payments on the Convertible Promissory Note in the form of shares of our common stock, with the number of shares issuable calculated based on ninety percent (90%) of the average of the five (5) lowest daily volume weighted average price of shares of our common stock during the twenty (20) trading days ending on the last trading day prior to such payment date. Any issuances of shares of our common stock pursuant to the Convertible Promissory Note will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

If the Financing Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then-existing stockholders and increase the number of shares eligible for resale in the public market. As of September 30, 2023, the Financing Warrants were exercisable for approximately 0.3 million shares of our common stock at an exercise price of $0.2734 per share of common stock. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

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

Further, NRS 78.139 also provides that directors may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to or not in the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies, or constituencies pursuant to NRS 78.138(4).

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

The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed herein, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

*Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Our business, financial condition and results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, service providers, manufacturers or other partners and there is a risk that one or more would not survive or be able to meet their commitments to us under such circumstances. As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, and, more recently, the ongoing conflict between Ukraine and Russia and the global impact of restrictions and sanctions imposed on Russia, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Moreover, the global impacts of the Israel-Hamas war are still unknown. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For example, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, including a suspension of the federal debt ceiling in June 2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our results of operations or financial condition. Moreover, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2023, we issued the following shares of common stock to Lind to satisfy principal and interest payments under the 2021 Note: (a) 395,919 shares of common stock on July 24, 2023 to satisfy principal payments thereunder at a repayment share price of $1.051 per share, (b) 61,205 shares of common stock on August 1, 2023 to satisfy interest payments thereunder at a repayment share price of $1.092 per share, (c) 403,208 shares of common stock on August 23, 2023 to satisfy principal payments thereunder at a repayment share price of $1.032 per share, and (d) 64,860 shares of common stock on August 31, 2023 to satisfy interest payments thereunder at a repayment share price of $0.965 per share ((a) through (d), collectively, the “Lind Shares”). The Lind Shares were issued to Lind in transactions exempt from registration under the Securities Act, in reliance on Section 4(a)(2) thereof and Rule 506(b) of Regulation D thereunder. Accordingly, the Lind Shares have not been registered under the Securities Act and the Lind Shares may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

4.16

Form of Common Stock Warrant, dated September 25, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2023).

4.17

Amendment No. 4 to Convertible Promissory Note and Amendment to Letter Agreement, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC, effective September 30, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2023).

10.1†

Form of Amendment No. 1 to Securities Purchase Agreement, by and between Seelos Therapeutics, Inc. and each purchaser identified on the signature pages thereto, dated May 19, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2023).

10.2†

Form of Securities Purchase Agreement, by and between Seelos Therapeutics, Inc. and each purchaser identified on the signature page thereto, dated September 21, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2023).

10.3

Letter Agreement, dated September 21, 2023, by and between Seelos Therapeutics, Inc. and Lind Global Asset Management V, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2023).

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

Seelos Therapeutics, Inc.

Date: November 14, 2023	/s/ Raj Mehra, Ph.D.
Raj Mehra, Ph.D.
President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2023	/s/ Michael Golembiewski
Michael Golembiewski
Chief Financial Officer (Principal Financial and Accounting Officer)